Form 10-Q
period 2010-08-31
Rapid Holdings Inc.
filed 2010-11-22
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 333-167960

RAPID HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9903 Santa Monica Blvd. #346, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 469-4408

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 22, 2010, there were 2,818,000 shares of Common Stock, par value $0.0001 per share, outstanding.

RAPID HOLDINGS, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of August 31, 2010 (unaudited)	3

	Consolidated Statement of Operations for the three months ended August 31, 2010 (unaudited) and for the period March 22, 2010 (Inception) to August 31, 2010 (unaudited)	4

	Consolidated Statement of Operations for the period ending August 31, 2010 (unaudited)	4

	Consolidated Statement of Stockholder’s Equity (Deficit) for the period March 22, 2010 (Inception) to August 31, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended August 31, 2010 (unaudited) and for the period March 22, 2010 (Inception) to August 31, 2010 (unaudited)	6

	Notes to Unaudited Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	19

Item 1. Financial Statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2010	May 31, 2010
	(Unaudited)

CURRENT ASSETS

Cash	$26,690	$40,890

Total Current Assets	26,690	40,890

TOTAL ASSETS	$26,690	$40,890

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,275	$1,275

Total Current Liabilities	1,275	1,275

TOTAL LIABILITIES	$1,275	$1,275

STOCKHOLDERS' EQUITY

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized;none issues or outstanding	-	-

Common Stock: $0.0001 par value; 500,000,000 shares authorized; 2,818,000 shares issued and outstanding	282	282

Additional Paid-In Capital	40,743	40,743
Accumulated Deficit	(15,610)	(1,410)

Total Stockholders' Equity	25,415	39,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	26,690	40,890

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period
		from
	Three Months	March 22, 2010
	Ending	(Inception) to
	August 31, 2010	August 31, 2010
	(Unaudited)	(Unaudited)

REVENUE EARNED DURING THE DEVELOPMENT STAGE	$-	$-

OPERATING EXPENSES:

COMPENSATION	1,500	2,600

GENERAL AND ADMINISTRATIVE EXPENSES	100	135

PROFESSIONAL FEES	12,600	12,875

TOTAL OPERATING EXPENSES	14,200	15,610

LOSS BEFORE INCOME TAXES	(14,200)	(15,610)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(14,200)	$(15,610)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares - basic and diluted	2,818,000	2,570,679

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 22, 2010 (Inception) through August 31, 2010
(Unaudited)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
	COMMON STOCK		PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY

March 22, 2010 (Inception)	1,000,000	$100	$-	$-	$100

Capital Contribution			25	-	25

Common stock issued for acquisition of Rapid Title Loans, Inc. on March 22, 2010	1,000,000	100	(100)	-	-

Common stock issued for cash at $0.05 per share from April 22, 2010 through May 27, 2010	818,000	82	40,818	-	40,900

Net Loss				(1,410)	(1,410)

Balance, May 31, 2010	2,818,000	282	40,743	(1,410)	39,615

Net Loss				(14,200)	(14,200)

Balance, August 31, 2010	2,818,000	$282	$40,743	$(15,610)	$25,415

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
		from
	Three Months	March 22, 2010
	Ending	(Inception) to
	August 31, 2010	August 31, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(14,200)	$(15,610)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock compensation	-	100

Changes in operating assets and liabilities:
Increase in accrued expenses	-	1,275

Total adjustments to net income	-	1,375

Net cash used in operating activities	(14,200)	(14,235)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contribution	-	25
Proceeds from sale of common stock	-	40,900

Net cash flows provided by financing activities	-	40,925

Net change in cash	(14,200)	26,690
Cash - beginning of period	40,890	-

Cash - end of period	$26,690	$26,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(A Development Stage Company)
August 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Rapid Holdings Inc.  (“Rapid Holdings” or the “Company”), a development stage company, was incorporated on March 22, 2010 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

Rapid Title Loans, Inc.  (“Rapid Title”), a development stage company, was incorporated on May 22, 2008 under the laws of the State of Delaware. Rapid Title, which has been inactive since inception, intends to operate an online consumer lending business. Rapid Title intends to make loans, which are fully secured by a first lien on a consumer’s automobile.

On March 22, 2010, the Company acquired 100% ownership in Rapid Title by a share exchange agreement, whereby; the Company issued 1,000,000 shares of its common stock in exchange for 1,500 shares of common stock or 100% of the outstanding common shares of Rapid Title. The acquisition of Rapid Title has been recorded on the purchase method of accounting at historical amounts of $0 as Rapid Holdings and Rapid Title were under common control at the acquisition date.  Pursuant to paragraph 805-50-30-5 of the FASB Accounting Standards Codification, Rapid Title, the entity that receives the equity interests, recognized no assets and liabilities, since there were no assets and liabilities transferred from Rapid Title, the transferring entity at the date of transfer, because of the inactivity of this company since its inception.

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) of Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended March 31, 2010 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1 filed with the SEC on June 18, 2009, as amended and supplemented, which was declared effective on October 8, 2010.

The consolidated financial statements include all of the accounts of Rapid Holdings and Rapid Title as of August 31, 2010 and for the period from March 22, 2010 (inception) through August 31, 2010.  All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company has recognized no revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal year end

The Company elected May 31 as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from March 22,2010 (inception) through August 31, 2010.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of August 31, 2010.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.           A subsidiary or group of assets that is a business or nonprofit activity

2.           A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint      venture

3.           An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.           Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.           Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $15,610 at August 31, 2010, a net loss of $14,200 and net cash used in operating activities of $14,200 for the interim period then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

Preferred stock includes 10,000,000 shares authorized at a par value of $0.0001, none of which are issued or outstanding.

Common stock

Common Stock includes 500,000,000 shares authorized at a par value of $0.0001, of which 1,000,000 shares have been issued as founder’s shares at par value of $0.0001, for services in the amount of $100 on March 22, 2010.

On March 22, 2010, the Company acquired 100% ownership in Rapid Title Loans, Inc. by a share exchange agreement, whereby the Company issued 1,000,000 shares of common stock at $0.0001 per share. All shares were held by and all shares of common stock were issued to the Company’s President and Chief Executive Officer.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($100).

On April 23, 2010, Anthony Barron purchased a total of 2,000,000 shares of issued and outstanding common stock of Rapid Holdings, Inc. from Daniel Brandt, the sole officer, director and shareholder of the Company, for an aggregate of $1,500 in cash.

From April 23 through May 27, 2010, the Company issued 818,000 shares of common stock for cash in the amount of $40,900, or $0.05 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Capital contribution

In March 2010 the Company’s Chief Executive Officer contributed $25 for the general working capital.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On April 23, 2010, the Company entered into an employment agreement with its sole officer (“Employee”) for a term of three years from the date of signing.  The Employee will be paid a minimum of $500 per month.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended August 31, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2010  and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on October 8, 2010.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

Our wholly-owned subsidiary, Rapid Title Loans, Inc. was incorporated in the state of Delaware on May 22, 2008. Rapid Holdings, Inc. was incorporated on March 22, 2010 in the State of Nevada and on such date Daniel Brandt received 1,000,000 shares of our common stock in consideration for founder services provided. On March 22, 2010 we entered into a stock purchase agreement and share exchange (the “Agreement”) whereby Rapid Title Loans became our wholly-owned subsidiary and Daniel Brandt was issued an additional 1,000,000 common shares in connection with the Agreement. On April 23, 2010, Daniel Brandt sold his 2,000,000 shares of our common stock to Anthony Barron in exchange for $1,500 and Mr. Brandt resigned as the sole director and CEO of Rapid Holdings, Inc. and Anthony Barron was appointed as the new President and CEO of Rapid Holdings, Inc and in May 2010 we completed an offering in which we sold 818,000 common shares at $0.05 per share in connection with our private placement.

Our plan is to enter the business of making loans which are fully secured by a first lien on a customer’s automobile. We intend to initially operate in California and accept loan applications from California residents only. In order to do so, we have to obtain a California Department of CFL License. The CFL License is regulated by the California Department of Corporations. The CFL license provides mortgage brokers and lenders with an exemption that enables the licensees to function as mortgage brokers and lenders under California Law. We are currently in the process of completing the CFL application. The costs associated with obtaining a CFL are approximately $500.

Once we have a CFL, w e will commence our lending operations through our website, www.rapidtitleloans.com. We believe that a centralized database connected to a web interface allows all parties access to certain parts of the web-based database to quickly send out forms and e-mails for requested documents or payments as well as other required information.   At such time as the contract is signed and all of the necessary documents are returned, the funding process can be done through direct deposit or online banking fund transfers.

Operations

By creating a streamlined approval and funding process, we believe will be able to capture a large market share as well as penetrate new markets.  Our call center operations will be run by experienced sales and loan officers.

Automation

We plan to have an automated loan application and approval process. We will target borrowers requesting less than 50% of the value of their car, with a credit score of 550 or better. Once a customer submits an application, the program will pull the vehicle value from the National Automobile Dealers Association (“NADA”).  If the applicant meets the minimum credit requirements, a credit report will be pulled and all of the data will be analyzed by Experian’s Credit Decision Expert analytics program. A second review will be conducted by our CEO, Anthony Barron.   An applicant’s approval will be based upon the credit worthiness of the applicant, the value of the car the applicant wishes to purchase and the amount of the loan the applicant is applying for. The customer will then be given an approval decision.  If approved, the customer will then be able to download the loan packet PDF with all the forms and information to get their loan funded.  By believe that by being automated, we will acquire more customers and will have a higher funding percentage since customers will be less likely to apply with other car title lenders after having a quick approval from us.

Web Based

We  plan to be a web-based title loan company. A centralized database connected to a web interface allows all parties access to certain parts of the web database to quickly send out forms and e-mails for requested documents or payments. Once the signed contract and necessary documents are returned, the funding process can be completed through direct deposit or online banking fund transfers.

Servicing

After the loans are originated, we intend to use Systems and Services Technologies, Inc. (“SST”) to service the loans. They will handle the entire servicing process including repossessions and auctions, if necessary.  All monies collected will go into our trust account with SST and disbursements will be made to our investors directly from SST, Inc.

Marketing & Sales

We believe that online advertising is a will be beneficial to the business of originating title loans. RapidTitleLoans.com will be a fully optimized site and will be search engine friendly.  Efforts will be put into search engine optimization in order to increase the organic ranking of the website for keywords like “title loans.”  We believe that a high organic ranking will help generate title loan applications. We may incur significant costs in our efforts to build a successful online advertising program because we plan to hire outside web advertising professionals to assist in our efforts. Payroll expenses associated with the hiring of advertising professionals could be significant. We hope to control these human resource costs by outsourcing some of the web advertising jobs to companies in India that may be able to provide these services at a much lower cost.

Financial Requirements

Our capital requirements will most likely increase as our business plan is realized.  These requirements may include additional resources to increase the volume of our receivables originated, expansion of the Rapid Title Loans operation, and financing any acquisition/merger activity. In order to increase our lending business, we will need to access additional equity and debt capital.

We plan to finance a substantial majority of our lending activities through a warehouse or rediscount line of credit.   The leverage (i.e. the percentage on a dollar of receivables that lenders will lend, or the “advance rate”) that our credit lines will provide against our receivables is a critical factor in our ability to obtain the desired returns on equity. We plan, but are not required to successfully negotiate the line of credit prior to the commencement of operations.

Market Information

We are committed to ongoing market analysis as it pertains to market segmentation. Management believes, based, in part, on the studies referenced herein, that the market for our product is large and growing.  By offering a simple new product, we believe we should be able to capture a firm base in that market.

As of November 22, 2010, we have 1 employee.  We plan to hire more people on as-needed basis and also outsource to independent contractors for such areas as sales, marketing, auditors, tax and other service needs.  We have not entered into any collective bargaining agreements.

We may provide an employee stock compensation program based on performance in addition to other benefits such as basic health insurance.

Plan of Operation

Our business model consists of earning revenues from fees and interest charged on account balances of our secured loan customers.  Our business model is based on the concept of giving the customer a quick approval decision.  By minimizing the response time and analytics, we hope to capture a significant market share. We will position ourselves as not only a fast way for customers to get the cash they need, but also as the least costly of any of their options. We believe our strategy will position us to obtain customers from various segments.

We plan to grow by increasing our credit line and only using our credit facilities and retained earnings to originate new customers. Over time, we expect to offer our customers more favorable advance rates.  As a result, we believe this will increase the company’s leverage and will allow the company to issue a greater amount of credit and thus, grow at a faster rate.

Revenue Model

We expect to earn revenues from interest and fees charged on the loans we issue.  The average interest rate on the loans issued will be 36% with initial fees averaging $20 per application.

Pricing Assumptions

We estimate the average loan amount will be $2,000 and that customers will be given the full amount less any fees at the time the loan closes.

Sales and Growth Assumptions

We plan to generate revenue in year one by originating customers through online advertising.  Our goal is to generate 500 applications in the first month.  We anticipate 15% of all applications to be approved. At this rate, we expect to fund seventy-five (75) loans per month. The goals and benchmarks set by us are our own ideals. They are not based on any extensive research or industry comparatives. Within four months we anticipate having our affiliate program in place, which we hope will originate an additional 300 applications. The affiliate program is a plan to have affiliates, third parties, marketing our website and services. The affiliate would develop leads for us and be paid based on the number of leads generated. Our goal is to grow at a monthly rate of over 1% based upon both sources of applications. This growth rate is our target and is not based upon industry studies or comparatives.

Results of Operations

For the period ended August 31, 2010 we had no revenue. Expenses for the period totaled $15,610 resulting in a net loss of $15,610.

Capital Resources and Liquidity

Our capital requirements will most likely increase as our mission statement is achieved.  These requirements may include additional resources to increase volume of receivables originated, expansion of the Rapid Title Loans operation, and financing any acquisition/merger activity. Inasmuch as our operations are limited to origination and sale of receivables, the existing equity capital should be sufficient.  However, in order to expand our ability to own receivables on a meaningful basis and to meet the demands of the Rapid Title Loans product and implement our overall plan, we will need to access additional equity and debt capital.

We plan to finance a substantial majority of our lending activities through a warehouse or rediscount line of credit.   The leverage (i.e. the percentage on a dollar of receivables that lenders will lend, or the “advance rate”) that our credit lines will provide against our receivables is a critical factor in our ability to obtain the desired returns on equity.

As of August 31, 2010 we had $26,690 in cash. We are attempting to commence operations and generate revenue, and we believe that our current cash position is significant enough to support our daily operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

Revenue Recognition.   The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Stock Based Awards.  With our formation in 2010, we implemented ASC 718-10 which requires the fair value of all stock-based employee compensation awarded to employees and service providers to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option and warrant awards outstanding at the date of adoption.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Recent Accounting Pronouncements

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of August 31, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.           A subsidiary or group of assets that is a business or nonprofit activity

2.           A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint      venture

3.           An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.           Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.           Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended August 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended August 31, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended August 31, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID HOLDINGS, INC.

Date: November 22, 2010	By:	/s/ Anthony Barron
Anthony Barron
President, Chief Executive Officer, and Director