Form 10-Q
period 2010-11-30
Rapid Holdings Inc.
filed 2011-01-12
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
OR

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

As of January 12, 2011, there were 2,818,000 shares of Common Stock, par value $0.0001 per share, outstanding.

RAPID HOLDINGS, INC.

Item 1. Financial Statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30, 2010	May 31, 2010
	(Unaudited)

CURRENT ASSETS
Cash	$15,880	$40,890

Total Current Assets	15,880	40,890

TOTAL ASSETS	$15,880	$40,890

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,500	$1,275

Total Current Liabilities	3,500	1,275

TOTAL LIABILITIES	$3,500	$1,275

STOCKHOLDERS' EQUITY

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; none issues and outstanding	-	-

Common Stock: $0.0001 par value; 500,000,000 shares authorized; 2,818,000 shares issued and outstanding, respectively	282	282

Additional Paid-In Capital	40,743	40,743
Deficit Accumulated During the Development Stage	(28,645)	(1,410)

Total Stockholders' Equity	12,380	39,615

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$15,880	$40,890

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
			from
	Three Months	Six Months	March 22, 2010
	Ending	Ending	(Inception) to
	November 30, 2010	November 30, 2010	November 30, 2010

REVENUE EARNED DURING THE DEVELOPMENT STAGE	$-	$-	$-

OPERATING EXPENSES:

COMPENSATION	1,500	3,000	4,100

GENERAL AND ADMINISTRATIVE EXPENSES	1,810	1,910	1,945

PROFESSIONAL FEES	9,725	22,325	22,600

TOTAL OPERATING EXPENSES	13,035	27,235	28,645

LOSS BEFORE INCOME TAXES	(13,035)	(27,235)	(28,645)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(13,035)	$(27,235)	$(28,645)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares -
basic and diluted	2,818,000	2,818,000	2,659,636

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
	COMMON STOCK		PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY

March 22, 2010 (Inception)	1,000,000	$100	$-	$-	$100

Capital Contribution			25	-	25

Common stock issued for acquisition of Rapid Title Loans, Inc.	1,000,000	100	(100)	-	-
on March 22, 2010

Common stock issued for cash at $0.05 per share
from April 22, 2010 through May 27, 2010	818,000	82	40,818	-	40,900

Net Loss				(1,410)	(1,410)

Balance, May 31, 2010	2,818,000	282	40,743	(1,410)	39,615

Net Loss				(27,235)	(27,235)

Balance, November 30, 2010	2,818,000	$282	$40,743	$(28,645)	$12,380

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period
		from
	Six Months	March 22, 2010
	Ending	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES	November 30, 2010	November 30, 2010

Net loss	$(27,235)	$(28,645)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock compensation	-	100

Changes in operating assets and liabilities:
Increase in accrued expenses	2,225	3,500

Total adjustments to net income	2,225	3,600

Net cash used in operating activities	(25,010)	(25,045)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	-	25
Proceeds from sale of common stock	-	40,900

Net cash flows provided by financing activities	-	40,925

Net change in cash	(25,010)	15,880
Cash - beginning of period	40,890	-

Cash - end of period	$15,880	$15,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(A Development Stage Company)
November 30, 2010
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

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) of Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the March 22, 2010 (inception) through May 31, 2010 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1 filed with the SEC on July 2, 2010, as amended and supplemented, which was declared effective on October 8, 2010.

The consolidated financial statements include all of the accounts of Rapid Holdings and Rapid Title as of November 30, 2010, for the interim period ended November 30, 2010 and for the period from March 22, 2010 (inception) through November 30, 2010.  All inter-company balances and transactions have been eliminated.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2010 or May 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended November 30, 2010 or for the period from March 22,2010 (inception) through November 30, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2010.

Recently Issued Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company’s Annual Report for the fiscal year ended May 31, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $28,645 at November 30, 2010, a net loss of $27,235 and net cash used in operating activities of $25,010 for the interim period then ended, respectively, with no revenues earned since inception. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

Preferred stock includes 10,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended November 30, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on October 8, 2010.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

As of January 12, 2011, we have 1 employee.  We plan to hire more people on as-needed basis and also outsource to independent contractors for such areas as sales, marketing, auditors, tax and other service needs.  We have not entered into any collective bargaining agreements.

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

Results of Operations

For the period ended November 30, 2010 we had no revenue. Expenses for the period totaled $27,235 resulting in a net loss of $27,235.

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

As of November 30, 2010 we had $15,880 in cash. We are attempting to commence operations and generate revenue, and we believe that our current cash position is significant enough to support our daily operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of November 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended November 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended November 30, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended November 30, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID HOLDINGS, INC.

Date: January 12, 2011	By:	/s/ Anthony Barron
Anthony Barron
President, Chief Executive Officer, and Director