Form 10-Q
period 2011-02-28
Rapid Holdings Inc.
filed 2011-04-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 13, 2011, there were 2,818,000 shares of Common Stock, par value $0.0001 per share, outstanding.

RAPID HOLDINGS, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of February 28, 2011 (unaudited) and May 31, 2010	3

	Consolidated Statement of Operations for the three and nine months ended February 28, 2011 (unaudited) and for the period March 22, 2010 (Inception) to February 28, 2011 (unaudited)	4

	Consolidated Statement of Stockholder’s Equity for the period March 22, 2010 (Inception) to February 28, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended February 28, 2011 (unaudited) and for the period March 22, 2010 (Inception) to February 28, 2011 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures.	18

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

Item 1. Financial Statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28, 2011	May 31, 2010
	(Unaudited)

CURRENT ASSETS
Cash	$8,574	$40,890

Total Current Assets	8,574	40,890

TOTAL ASSETS	$8,574	$40,890

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,000	$1,275

Total Current Liabilities	2,000	1,275

TOTAL LIABILITIES	2,000	1,275

STOCKHOLDERS' EQUITY

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-

Common Stock: $0.0001 par value; 500,000,000 shares authorized;
2,818,000 shares issued and outstanding, respectively	282	282

Additional Paid-In Capital	40,743	40,743
Deficit Accumulated During the Development Stage	(34,451)	(1,410)

Total Stockholders' Equity	6,574	39,615

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$8,574	$40,890

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
			from
	Three Months	Nine Months	March 22, 2010
	Ending	Ending	(Inception) to
	February 28, 2011	February 28, 2011	February 28, 2011

REVENUE EARNED DURING THE DEVELOPMENT STAGE	$-	$-	$-

OPERATING EXPENSES:

COMPENSATION	2,075	5,075	6,175

GENERAL AND ADMINISTRATIVE EXPENSES	2,456	4,366	4,401

PROFESSIONAL FEES	1,275	23,600	23,875

TOTAL OPERATING EXPENSES	5,806	33,041	34,451

LOSS BEFORE INCOME TAXES	(5,806)	(33,041)	(34,451)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,806)	$(33,041)	$(34,451)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares -
basic and diluted	2,818,000	2,818,000	2,701,187

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
	COMMON STOCK		PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY

March 22, 2010 (Inception)	1,000,000	$100	$-	$-	$100

Capital Contribution			25	-	25

Common stock issued for acquisition
of Rapid Title Loans, Inc. on
March 22, 2010	1,000,000	100	(100)	-	-

Common stock issued for cash at
$0.05 per share from April 22, 2010
through May 27, 2010	818,000	82	40,818	-	40,900

Net Loss				(1,410)	(1,410)

Balance, May 31, 2010	2,818,000	282	40,743	(1,410)	39,615

Net Loss				(33,041)	(33,041)

Balance, February 28, 2011	2,818,000	$282	$40,743	$(34,451)	$6,574

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period
		from
	Nine Months	March 22, 2010
	Ending	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES	February 28, 2011	February 28, 2011

Net loss	$(33,041)	$(34,451)

Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock compensation	-	100

Changes in operating assets and liabilities:
Increase in accrued expenses	725	2,000

Total adjustments to net income	725	2,100

Net cash used in operating activities	(32,316)	(32,351)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	-	25
Proceeds from sale of common stock	-	40,900

Net cash flows provided by financing activities	-	40,925

Net change in cash	(32,316)	8,574
Cash - beginning of period	40,890	-

Cash - end of period	$8,574	$8,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

See accompanying notes to the consolidated financial statements.

RAPID HOLDINGS, INC.
(A Development Stage Company)
February 28, 2011
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

On March 22, 2010, the Company acquired 100% ownership in Rapid Title by a share exchange agreement, whereby the Company issued 1,000,000 shares of its common stock in exchange for 1,500 shares of common stock or 100% of the outstanding common shares of Rapid Title. The acquisition of Rapid Title has been recorded on the purchase method of accounting at historical amounts of $0 as Rapid Holdings and Rapid Title were under common control at the acquisition date.  Pursuant to paragraph 805-50-30-5 of the FASB Accounting Standards Codification, Rapid Title, the entity that receives the equity interests, recognized no assets and liabilities, since there were no assets and liabilities transferred from Rapid Title, the transferring entity at the date of transfer, because of the inactivity of this company since its inception.

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) of Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the audited financial statements of the Company for the period from March 22, 2010 (inception) through May 31, 2010 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1 filed with the SEC on July 2, 2010, as amended and supplemented, which was declared effective on October 8, 2010.

The consolidated financial statements include all of the accounts of Rapid Holdings and Rapid Title as of February 28, 2011, for the interim period then ended and for the period from March 22, 2010 (inception) through February 28, 2010.  All inter-company balances and transactions have been eliminated.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2011 or May 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended February 28, 2011 or for the period from March 22,2010 (inception) through February 28, 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of February 28, 2011.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $34,451 at February 28, 2011, a net loss of $33,041 and net cash used in operating activities of $32,316 for the interim period then ended, respectively, with no revenues earned since inception. These conditions raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

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

From April 23 through May 27, 2010, the Company issued 818,000 shares of common stock at $0.05 per share, or $40,900 in aggregate for cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Capital contribution

In March 2010 the Company’s Chief Executive Officer contributed $25 for the general working capital.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On April 23, 2010, the Company entered into an employment agreement with its sole officer (“Employee”) for a term of three (3) years from the date of signing. The Employee will be paid a minimum of $500 per month.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended February 28, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on October 8, 2010.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

For the three and nine month periods ended February 28, 2011 we had no revenue. Expenses for the three month period ended February 28, 2011totaled $5,806 and for the nine month period ended February 28, 2011 totaled 33,041, resulting in a net loss of $5,806, and 33,041, respectively.

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

As of February 28, 2011 we had $8,574 in cash. We are attempting to commence operations and generate revenue, and we believe that our current cash position is significant enough to support our daily operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of February 28, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended February 28, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended February 28, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended February 28, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID HOLDINGS, INC.

Date: April 13, 2011	By:	/s/ Anthony Barron
Anthony Barron
President, Chief Executive Officer, and Director