Form 10-Q
period 2011-06-30
IZEA Holdings, Inc.
filed 2011-08-22
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0615339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Orange Avenue
Suite 412
Orlando, FL 32801
(Address of principal executive offices)

Issuer’s telephone number:   (407) 674-6911

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August  22, 2011, there were 38,136,031 shares of our common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Quarterly Report on Form 10-Q for the period ended June 30, 2011

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Financial Statements
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4	–	5
Unaudited Consolidated Statements of Operations for three and six months ended June 30, 2011, and 2010			6
Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2011			7
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010			8
Notes to Unaudited Consolidated Financial Statements	9	–	19

IZEA Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current:
Cash and cash equivalents	$2,091,988	$1,503,105
Accounts receivable	389,134	391,114
Other receivables	1,000	39,105
Prepaid expenses and other assets	1,258,634	24,568

Total current assets	3,740,756	1,957,892

Property and Equipment, net	122,091	140,918

Other assets:
Loan costs, net of accumulated amortization of $6,957 and $5,060	1,898	3,795
Security deposits	8,340	8,340

Total assets	$3,873,085	$2,110,945

IZEA Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$671,952	$633,506
Related party payable	6,128	3,358
Accrued expenses	104,184	81,014
Unearned revenue	1,228,956	1,097,466
Current portion of notes payable	186,807	351,568

Total current liabilities	2,198,027	2,166,912

Notes payable, less current portion	-	10,569
Deferred rent	3,950	9,220

Total liabilities	2,201,977	2,186,701

Stockholders’ equity (deficit):
Series A convertible preferred stock; $.0001 par value; 2,958,786 shares authorized; 762,907 shares issued and outstanding (liquidation preference at December 31, 2010, $1,070,473)	-	76
Series A-1 convertible preferred stock; $.0001 par value; 3,609,326 shares authorized; 778,307 shares issued and outstanding (liquidation preference at December 31, 2010, $2,221,992)	-	78
Series A-2 convertible preferred stock; $.0001 par value; 13,099,885 shares authorized; 12,259,334 shares issued and outstanding (liquidation preference at December 31, 2010, $10,674,017)	-	1,226
Series A common stock; $.0001 par value; 24,832,003 shares authorized; 504,270 shares issued and outstanding	-	50
Series B nonvoting common stock; $.0001 par value; 500,000 shares authorized, issued and outstanding	-	50
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 230 and 0 shares issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized; 37,984,516 and 0 issued and outstanding	3,798	-
Additional paid-in capital	17,080,516	14,074,956
Accumulated deficit	(15,413,206)	(14,152,192)

Total stockholders’ equity (deficit)	1,671,108	(75,756)

Total liabilities and stockholders’ equity (deficit)	$3,873,085	$2,110,945

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statements of Operations
For the Three and Six months ended June 30, 2011 and 2010
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$845,901	$794,018	$1,768,679	$1,426,861

Cost of sales	381,199	420,199	822,734	749,211

Gross profit	464,702	373,819	945,945	677,650

Operating expenses:
General and administrative	984,517	914,677	1,917,639	1,685,909
Sales and marketing	78,702	87,899	276,224	223,686

Total operating expenses	1,063,219	1,002,576	2,193,863	1,909,595

Loss from operations	(598,517)	(628,757)	(1,247,918)	(1,231,945)

Other income (expense):
Interest income	11	30	38	34
Interest expense	(6,179)	(20,693)	(13,134)	(51,630)
Other income (expense), net	–	185	-	(276)

Total other income (expense)	(6,168)	(20,478)	(13,096)	(51,872)

Net loss	$(604,685)	$(649,235)	$(1,261,014)	$(1,283,817)

Weighted average common shares outstanding – basic and diluted	20,976,718	645,602	10,867,323	645,602

Loss per common share – basic and diluted	$(.03)	$(1.01)	$(.12)	$(1.99)

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three and Six months ended June 30, 2011and 2010
(unaudited)

	Series A, A-1, A-2 Convertible Preferred Stock		Series A Common Stock		Series B Non-Voting Common Stock
	Shares	Amt	Shares	Amt	Shares	Amt

Balance, December 31, 2010	13,800,548	$1,380	504,270	$50	500,000	$50

Reverse merger and recapitalization	(13,800,548)	(1,380)	(504,270)	(50)	(500,000)	(50)

Balance, June 30, 2011	-	-		-	-	-

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amt	Shares	Amt	Capital	Deficit	(Deficit)

Balance, December 31, 2010	–	–	–	–	$14,074,956	$(14,152,192)	$(75,756)

Reverse merger and recapitalization	–	–	35,000,000	3,500	(2,020)	–	–
Sale of common and preferred stock and warrants	190	–	2,666,664	267	2,507,206	–	2,507,473
Conversion of notes payable	40	–	303,030	30	499,970	–	500,000
Exercise of stock options	–	–	14,822	1	404	–	405
Net loss	–	–	–	–	–	(1,261,014)	(1,261,014)

Balance, June 30, 2011	230	$–	37,984,516	$3,798	$17,080,516	$(15,413,206)	$1,671,108

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,261,014)	$(1,283,817)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	18,827	48,365
Amortization of loan costs	1,897	1,897
Loss on disposal of equipment	-	608
Cash provided by (used for):
Accounts receivable	1,980	(125,359)
Other receivables	38,105	(34,086)
Prepaid expenses and other assets	(1,234,066)	(31,486)
Accounts payable	38,446	76,993
Related party payable	2,770	-
Accrued expenses	23,170	45,556
Unearned revenue	131,490	257,127
Deferred rent	(5,270)	-

Net cash used for operating activities	(2,243,665)	(1,039,010)

Cash flows from investing activities:
Purchase of property and equipment	-	(8,464)
Security deposit	-	7,250

Net cash used for investing activities	-	(1,214)

Cash flows from financing activities:
Proceeds from the issuance of series A2 preferred stock	-	2,659,554
Proceeds from issuance of convertible notes payable	500,000	600,000
Proceeds from issuance of common and preferred stock and warrants	2,507,473	-
Proceeds from exercise of stock options	405	918
Payments on notes payable	(175,330)	(166,667)

Net cash provided by financing activities	2,832,548	3,093,805

Net increase in cash and cash equivalents	588,883	2,053,581

Cash and cash equivalents, beginning of year	1,503,105	515,446

Cash and cash equivalents, end of year	$2,091,988	$2,569,027

Supplemental cash flow information:
Cash paid during year for interest	$12,023	$19,593
Supplemental cash flow information:
Series A2 Preferred Stock issued for conversion of notes payable plus accrued interest	$-	$1,444,800
Common stock and preferred stock issued for conversion of notes payable	500,000	-

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date and included in our Form 8-K dated May 12, 2011. Operating results for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included herein.

The Company’s independent registered public accounting firm has not completed their SAS 100 review of the quarter ended June 30, 2011 since the Company is in the process of determining the accounting impact, if any, related to the exchange feature included in the Exchangeable Notes and the subsequent exchange of those notes (see Note 2) and the issuance of warrants and convertible preferred stock in the reverse merger financing (see Note 3).

Nature of Business and Reverse Merger and Recapitalization
IZEA, Inc. is the leading marketplace for consumer generated advertising, connecting advertisers with content creators such as bloggers, tweeters and other consumer content creators in order to develop and distribute compelling content throughout the blogosphere and social networks. Advertisers compensate content creators to promote their products, services and websites. The Company is headquartered in Orlando, Florida, and was incorporated as PayPerPost, Inc. in the State of Florida in February 2006. Effective September 19, 2006, the Company was reorganized and incorporated in the State of Delaware. Effective November 2, 2007, the Company changed its name to IZEA, Inc.

On May 12, 2011, IZEA, Inc. (“IZEA”) entered into a Share Exchange Agreement (the “Exchange”) with a public shell company, IZEA Holdings, Inc., formerly known as Rapid Holdings, Inc, (“IZEA Holdings”).  IZEA’s shareholders transferred all of their issued and outstanding common and preferred shares of IZEA in exchange for shares of common stock of IZEA Holdings as more fully described in Note 3. Such Exchange caused IZEA to become a wholly-owned subsidiary of IZEA Holdings and IZEA shareholders became the majority shareholders of IZEA Holdings. The Exchange is being accounted for as a reverse-merger and recapitalization and IZEA is considered the accounting acquirer for accounting purposes and IZEA Holdings the acquired company.  The business of IZEA becomes the business of IZEA Holdings. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange will be those of IZEA and will be recorded at the historical cost basis of IZEA.

Principles of Consolidation
The consolidated financial statements include the accounts of the IZEA Holdings Inc as of the date of the reverse merger, and its wholly owned subsidiary, IZEA, Inc (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The Company has incurred significant losses from operations since inception and has an accumulated deficit of $15,717,449 as of June 30, 2011.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth targets while maintaining current fixed expense levels. The Company initiated cost reductions during 2010 and plans to maintain these cost improvements through recent headcount and overhead cost reductions. However, it will have additional expenses related to now being a public company. As a result of the $2,602,500 of proceeds received from the sale of stock units (see Note 3) and $500,000 from issuance of notes payable (see Note 2), the Company believes they will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through June 30, 2012. However, if cash provided by operations is not sufficient, management plans to obtain additional debt or equity financing.  We recognize that there are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are alternatives available to fund operations and meet cash requirements through June 30, 2012.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash and Cash Equivalents and Concentration
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2011 approximated $1,500,000.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are not bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a blogger to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has not recorded a reserve for doubtful accounts at December 31, 2010 and June 30, 2011.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At June 30, 2011, two customers, each of who accounted for more than 10% of the Company’s accounts receivable, accounted for 31% of total accounts receivable in aggregate.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Equipment	3 years
Furniture and fixtures	10 years
Software	3 years
Leasehold improvements	3 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is reported as other income or expense. Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $18,827 and $48,365, respectively.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Revenue Recognition
Revenue consists of content creator fees, service fees to establish and maintain advertiser accounts, and listing fees associated with advertiser “opportunities”. Revenue is recognized when opportunities are posted on the Company’s websites and when related payments are made to the content creators after their content has been listed for the requisite period. Customers prepay for the Company’s services, which are recorded as unearned revenue. The Company recognizes revenue in accordance with Accounting Standards Codification on Principal Agent Considerations. The Company records its revenue on the gross amount earned since the Company generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the six months ended June 30, 2011 and 2010 was approximately $270,298 and $223,665, respectively, and are included in sales and marketing expense in the accompanying statements of operations.

Deferred Rent
The Company’s operating lease for its office facilities contains predetermined fixed increases of the base rental rate during the lease term which is being recognized as rental expense on a straight-line basis over the lease term. The Company records the difference between the amounts charged to operations and amounts payable under the lease as deferred rent in the accompanying balance sheets.

Income Taxes
The Company has not recorded current income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the statement of financial position. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2007 through 2010.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Preferred Stock
The Company accounts for its preferred stock under the provisions of Accounting Standards Codification on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires an issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. The Company has determined that its preferred stock does not meet the criteria requiring liability classification as its obligation to redeem these instruments is not based on an event certain to occur. Future changes in the certainty of the Company’s obligation to redeem these instruments could result in a change in classification.

Derivative Financial Instruments
The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Beneficial Conversion and Warrant Valuation
The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt and equity instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized a) for convertible debt as interest expense over the term of the debt, using the effective interest method or b) for preferred stock as dividends at the time the stock first becomes convertible.

Fair Value of Financial Instruments
The Company’s financial instruments are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

•	Level 1 – Valuation based on quoted market prices in active markets for identical assets and liabilities.

•	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The Company uses the market approach to measure fair value of its Level 1 financial assets, which include cash equivalents of $1,163,062 and $1,741,476 at December 31, 2010 and June 30, 2011, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company does not have any Level 2 or Level 3 financial assets or liabilities.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, other receivables, accounts payable, related party payable and accrued expenses. The fair value of the Company’s notes payable approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan (the “Plan” – see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group.  The Company used the following assumptions for options granted during the six months ended June 30, 2011:

Six months ended June 30,	2011	2010

Expected term (in years)	6.59	5.0
Weighted average volatility	54.91%	59.6%
Risk free rate	3.21%	2.65%
Expected dividends	0	0

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Current expected forfeiture rates ranged from 16.22% to 47.69% and the weighted average forfeiture rate was 18.67% and 48.0% during the six months ended June 30, 2011 and 2010, respectively.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 2.    NOTES PAYABLE

Note Payable – Bank
On July 15, 2008, the Company entered into a $1,000,000 Loan and Security Agreement (“Note Payable”) with Silicon Valley Bank, with an interest rate of 8% per annum, payable monthly.  Interest only was payable through December 31, 2008.  Repayment of principal is due in thirty-six consecutive equal monthly installments beginning in January 2009, or approximately $333,333 per year through December 31, 2011. The Note Payable is secured by all assets of the Company. The principal balance outstanding on the note payable was $333,333 and $166,667 at December 31, 2010 and June 30, 2011, respectively.

In conjunction with the issuance of the Note Payable, the Company also issued initial warrants to purchase 2,216 shares of common stock (as amended in connection with reverse merger transaction – see Note 3), immediately exercisable, at an exercise price of $0.2039 (as adjusted) per share. Per the terms of the Note Payable, the Company also issued 1,108 (as adjusted) additional warrants, containing similar terms as the initial warrants, for a total of 3,324 (as adjusted) warrants issued under the Note Payable. The fair value associated with the warrants was not recorded since the amount was insignificant to the financial statements. The warrants expire on July 15, 2015 and automatically convert to common stock on this date if the fair market value of the Company’s common stock is greater than the warrant exercise price.

Capital Lease
During 2010, the Company entered into a capital lease for equipment which expires in June 2012. The balance outstanding under this lease was $20,140 at June 30, 2011, which is included in current portion of notes payable on the accompanying balance sheet.

Exchangeable Notes Payable
On May 11, 2011, in contemplation of the reverse merger discussed in Note 1 and Note 3, the Company entered into unsecured exchangeable promissory notes (“Exchangeable Notes”) to unrelated investors. Proceeds under the Exchangeable Notes totaled $500,000. The Exchangeable Notes were senior to all obligations other than the debt owed to Silicon Valley Bank and accrued interest at a rate of 6% per annum. The Exchangeable Notes provided for their exchange into stock of the Company provided a financing of $3 million in a capital transaction is received including the exchange of these notes. On May 24, 2011, in connection with the “Reverse Merger Financing” discussed in Note 3, the Exchangeable Notes were exchanged, at the option of the Note holders, for 40 shares of Series A Preferred Stock, 303,030 shares of common stock and 909,100 common stock warrants issued by the Company.

The Company is in the process of determining the accounting impact, if any, related to the exchange feature included in the Exchangeable Notes and the subsequent exchange of the notes.

NOTE 3.    STOCKHOLDER’S EQUITY

Pre-Reverse Merger Transactions
On September 21, 2006, IZEA, Inc. issued 762,907 shares of Series A Preferred Stock with a par value of $0.0001 for $3,000,000 less issuance costs of $23,000. Series A Preferred stockholders were entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.0236 per share subject to adjustment in accordance with certain anti-dilution provisions. Such dividends accrued from day to day whether or not they have been declared or whether or not there were funds legally available to IZEA, Inc. for payment. At December 31, 2010, dividends of $770,498 had accrued but had not been declared, therefore, no provision for the Series A Preferred Stock dividends was included in these financial statements.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

During 2007, IZEA, Inc. issued a total of 778,307 shares of Series B Preferred Stock with a par value of $0.0001 for $7,025,000, less issuance costs of $72,612. On May 10, 2010, IZEA, Inc. renamed its Series B Preferred Stock to Series A-1 Preferred Stock. All rights and preferences under the renamed Series A-1 Preferred Stock remained the same.  Series A-1 Preferred stockholders were entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.05415 per share subject to adjustment in accordance with certain anti-dilution provisions.  Such dividends accrued whether or not they have been declared or whether or not there were funds legally available to IZEA, Inc. for payment.  At December 31, 2010, dividends of $1,519,493 had accrued but had not been declared, therefore, no provision for Series A-1 Preferred Stock dividends was included in these financial statements.

On May 10, 2010, IZEA, Inc. issued a total of 7,537,771 shares of Series A-2 Preferred Stock with a par value of $0.0001 for consideration of $2,713,600 less issuance costs of $54,046. Series A-2 Preferred stockholders are entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.80 subject to adjustment in accordance with certain anti-dilution provisions on such shares of Series A-2 Preferred Stock. Such dividends accrued whether or not they have been declared or whether or not there were funds legally available to IZEA, Inc. for payment.  At December 31, 2010 dividends of $9,807,467 had accrued but had not been declared, therefore, no provision for the Series A-2 Preferred stock dividends has been included in these financial statements.

On May 10, 2010, IZEA, Inc.’s board of directors declared a ten-for-one (10:1) reverse stock split on the shares of IZEA, Inc.’s common and preferred stock, increased the number of authorized shares of common and preferred stock, renamed the Series B Preferred Stock to Series A-1 Preferred Stock and created a new Series A-2 Preferred Stock. The preferred stock shares included herein were adjusted for the 10:1 reverse stock split.

On May 6, 2011, all of the Series A preferred stockholders and certain of the Series A-1 and A-2 preferred stockholders transferred their shares, along with all their rights and preferences, to the Company’s CEO and CFO for an aggregate price of $1 each. The total shares purchased by management of the Company were 762,907 Series A Preferred Shares, 766,047 Series A-1 Preferred Shares and 12,217,669 Series A-2 Preferred Shares.

In May 2011, prior to the reverse merger transaction discussed below, all remaining outstanding shares of Series A, A-1 and A-2 Preferred Stock were converted into IZEA, Inc. common stock in contemplation of the exchange of these shares for common shares of IZEA Holdings, Inc. common stock.

Reverse Merger Transaction
On May 12, 2011, IZEA, Inc. and its shareholders entered into a Share Exchange Agreement (the “Exchange Agreement”) with IZEA Holdings, Inc., formerly known as Rapid Holdings, Inc., a publicly traded shell company incorporated as a Nevada Corporation on March 22, 2010.  At the closing of the Exchange, each share of IZEA’s common stock issued and outstanding immediately prior to the closing of the Exchange was exchanged for the right to receive shares of common stock of IZEA Holdings. Accordingly, an aggregate of 22,500,000 shares of IZEA Holdings common stock were issued to the IZEA shareholders. Additionally, immediately prior to the Exchange, IZEA had outstanding options to purchase an aggregate of 3,712,365 shares of common stock and an outstanding warrant to purchase 3,324 shares of Series A-1 common stock (See Note 2). Upon the closing of the Exchange, the Company cancelled the options of IZEA and authorized the issuance of the same number of options to these option-holders pursuant to its newly created 2011 Equity Incentive Plan (see Note 4). Furthermore, upon closing of the Exchange, the Company assumed the outstanding warrant of IZEA and authorized the issuance of a warrant to the former warrant-holder to purchase shares of the Company’s common stock.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Immediately following the closing of the Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, IZEA Holdings transferred all of its pre-Exchange assets and liabilities to a wholly-owned subsidiary, RTL Holdings, Inc. (“SplitCo”) and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of SplitCo to a former officer and director of IZEA Holdings, in exchange for the cancellation of shares of the IZEA Holdings common stock he owned. There are 12,500,000 shares of common stock held by persons who acquired such shares in purchases from stockholders of IZEA Holdings prior to the Exchange that remain outstanding. Following the closing of the Exchange and the cancellation of shares in the Split-Off, there were 35,000,000 shares of common stock issued and outstanding. Approximately 64.29% of such issued and outstanding shares were held by the IZEA Shareholders.

Authorization of Convertible Preferred Stock
In May 2011, the Board of Directors designated 240 shares of its Preferred Stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 30,303 shares of common stock at the option of the preferred holder.

Reverse Merger Financing
On May 24, 2011, the Company entered into subscription agreements (the “Agreements”) with certain investors (the “Investors”) whereby it sold an aggregate of 249 units (the “Units”), at a purchase price of $10,000 per Unit (the “Offering”) for an aggregate purchase price of $2,490,000. On May 26, 2011, the Company sold an additional 29 Units for an aggregate purchase price of $290,000. Each Unit consists of: (i) 30,303 shares of the Company’s common stock  (at the election of any purchaser who would, as a result of purchase of Units, become a beneficial owner of five (5%) percent or greater of the outstanding Common Stock of the Company, the Units shall consist of (in lieu of 30,303 shares of Common Stock) one share of the Company’s Series A Preferred Stock, which is convertible into 30,303 shares of Common Stock) and (ii) a five (5) year warrant to purchase 18,182 shares of Common Stock  at a per share exercise price of $0.50. Additionally, on May 24, 2011, holders of the Exchangeable Notes (see Note 2) in the aggregate principal amount of $500,000 elected to exchange such notes for an aggregate of 50 Units in the Offering. As a result of the foregoing, the Company issued an aggregate of 328 Units with 230 of the Units consisting of Series A Preferred Stock and 98 Units consisting of 2,969,694 shares of Common Stock. The Company issued Warrants underlying the Units to purchase an aggregate of 5,963,696 shares of the Company’s common stock. An aggregate of $50,000 worth of Units were purchased by the Company’s Chief Executive Officer and an entity under the control of the Chief Executive Officer.

In connection with the Offering, the Company paid aggregate placement agent fees of $125,000 and issued Warrants to the placement agents to purchase 100,000 shares of the Common Stock, with the same terms as the Warrants issued to the Investors.

The Company is in the process of determining the accounting impact related to the issuance of the warrants and convertible preferred stock in the Offering.

The Company has entered into registration rights agreements (the “Registration Rights Agreements”) with the Investors, pursuant to which the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) within six (6) months (the “Filing Date”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within nine (9) months (the “Effectiveness Deadline”). The Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC and provided further that the Company shall not be obligated to pay liquidated damages at any time following the one year anniversary of the Final Closing Date (as defined in the Agreements). For a period of 18 months following the Final Closing Date, the Company has agreed not to file any registration statement on Form S-8 with the SEC without the approval of holders of a majority of the Shares sold in the offering.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

On May 24, 2011, in connection with the Offering, the Company entered into an Investors Relations Consulting Agreement to provide investor relations services for two months beginning August 1, 2011 (as amended). The Company paid $1,190,000 with proceeds from the Offering of which $595,000 is held in escrow at June 30, 2011, and will issue 500,000 shares of common stock valued at $165,000.  A total of $1,190,000 related to these amounts is included in prepaid expenses and other assets on the accompanying balance sheet as of June 30, 2011.  As of June 30, 2011, the 500,000 shares of common stock had not yet been issued.

NOTE 4.    STOCK OPTIONS

In February 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed IZEA, Inc. to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with the reverse merger on May 12, 2011, the Company canceled all of their outstanding stock options under the 2007 Plan effectively canceling the 2007 Plan. The Company simultaneously issued new options to the same employees under a new 2011 Equity Incentive Plan of IZEA Holdings, Inc. adopted on May 12, 2011. The cancellation and replacement of the stock options under the 2007 Plan are accounted for as a modification of the terms of the canceled award. There was no incremental difference required to be recorded in the financial statements since the fair value of the cancelled options exceeded the fair value of the options replaced at the date of cancellation and replacement.

The Board of Directors determines the price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive stock options shall be equal to 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be 110% of fair market value. The exercise price for nonqualified stock options may be less than fair market value of the stock, as determined by the Board of Directors. Unless otherwise determined by the Board of Directors at the time of grant, the right to purchase shares covered by any options under the 2011 Plan shall vest over the requisite service period as follows: one-fourth of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the remaining three-year period. The term of the options is up to 10 years.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2007 and 2011 Options Plans as of June 30, 2011 and for the six months then ended is presented below:

2007 Plan
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

Outstanding at December 31, 2010	69,970	$1.1	2
Granted	3,788,620	0.03
Exercised	(14,822)	0.03
Forfeited	(50,803)	.03
Canceled	(3,792,965)	.05

Outstanding at May 12, 2011 (date Plan was canceled)	–	$–	–

2011 Plan
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

Outstanding at December 31, 2010	–	$–	–
Granted	4,042,365	0.39	6.6
Exercised	–	–	–
Forfeited	–	–	–

Outstanding at June 30, 2011	4,042,365	$0.39	6.6

Exercisable at June 30, 2011	1,924,991	$.39

The following table contains summarized information about nonvested 2007 stock options outstanding at May 12, 2011 and nonvested 2011 stock options outstanding at June 30, 2011:

2007 Plan
	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2010	16,851	$0.60
Granted	3,788,620	0.03
Vested	(1,895,797)	0.01
Forfeited	(50,803)	0.03
Canceled	(1,858,872)	0.02

Nonvested at May 12, 2011 (date plan was cancelled)	–	$–

2011 Plan
	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2010	–	$–
Granted	4,042,365	0.04
Vested	(1,924,991)	0.02
Forfeited	–	–

Nonvested at June 30, 2011	2,117,374	$0.05

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock-based compensation expense recognized on awards outstanding during the six months ended June 30, 2010 and 2011 was not recorded since amounts were not significant to the financial statements.

NOTE 5.    RELATED PARTY TRANSACTIONS

During 2006, the Company entered into a General Services Agreement (“GSA”) with an entity owning 100% of the Company’s Series B common stock. The GSA consisted of the purchase of certain marketing deliverables and equipment, as well as marketing consulting services. Cash paid to this related party during the six months ended June 30, 2010 and 2011 was approximately $15,545 and $8,757 respectively. Expenses associated with the GSA were approximately $15,545 and $14,885 for the six months ended June 30, 2010 and 2011, respectively, and are included in sales and marketing expenses in the accompanying statements of operations. The contract is on a month-to-month basis until terminated by either party.

The amount due to this related party was $3,358 and $6,128 at December 31, 2010 and June 30, 2011, respectively.

As part of the Company’s Reverse Merger Financing, as more fully discussed in Note 3, the Company sold an aggregate of $50,000 worth of Units which were sold to the Company’s Chief Executive Officer and an entity under the control of the Chief Executive Officer.

NOTE 6.    LOSS PER COMMON SHARE

Net losses were reported during the three and six months ended June 30, 2010 and 2011.  As such, the Company excluded the impact of its potential common shares related to stock options and warrants of 4,042,365 and 6,067,220, respectively, as of June 30, 2011 in the computation of dilutive earnings per share for these periods as their effect would be anti-dilutive. Potential common shares of 6,969,690 upon conversion of preferred stock were also excluded from diluted loss per share since they were anti-dilutive.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company's independent registered public accounting firm has not completed their SAS 100 review of the quarter ended June 30, 2011 since the Company is in the process of determining the accounting impact, if any, related to the exchange feature included in the Exchangeable Notes and the subsequent exchange of those notes and the issuance of warrants and convertible preferred stock in the reverse merger financing (see Notes 2 and 3 to the financial statements included herein).

Company History

IZEA Holdings, Inc. (“we” or, the “Company”) was incorporated as a Nevada corporation on March 22, 2010 for the purpose of entering the business of making loans which are fully secured by a first lien on a customer’s automobile.  On May 11, 2011, we filed an amendment to our Articles of Incorporation in order to change our name from “Rapid Holdings, Inc.” to “IZEA Holdings, Inc.” On May 11, 2011, our board of directors declared a dividend of an additional 14.28117 shares of common stock on each share of our common stock outstanding on May 11, 2011 with a payment date of May 23, 2011.

On May 12, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with IZEA, Inc., a privately held Delaware corporation (“IZEA”) and the shareholders of IZEA. Upon closing of the transaction contemplated under the Exchange Agreement (the “Exchange”), on May 12, 2011, the shareholders of IZEA transferred all of the issued and outstanding capital stock of IZEA to us in exchange for shares of our common stock. Such Exchange caused IZEA to become our wholly-owned subsidiary. Immediately following the closing of the Exchange, under and Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Exchange assets and liabilities to a wholly-owned subsidiary, RTL Holdings, Inc. (“SplitCo”) and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of SplitCo to Anthony Barron, our former officer and director, in exchange for the cancellation of shares of our common stock he owned. Upon closing of the Exchange, the business of IZEA became our business.

IZEA was incorporated in the state of Florida in February 2006 and reincorporated in the state of Delaware in September 2006.

Company Overview

We are a leader in social media sponsorships (SMS), a rapidly growing segment within social media that connects social media publishers with advertisers. We accomplish this through our five online marketplaces: WeReward.com, SponsoredTweets.com, SocialSpark.com, PayPerPost.com and InPostLinks.com. Our customers include a wide range of small and large businesses, including Fortune 500 companies, as well as advertising agencies. We generate our revenue through the sale of social media sponsorships to our customers.  We fulfill these sponsorships through our marketplace platforms connecting social media publishers such as bloggers, tweeters and mobile application users.

Comparison of Three Months Ended June 30, 2011 to June 30, 2010

Revenues

Revenues for the three months ended June 30, 2011 increased to $845,901 from $794,018 during the same period in 2010, an increase of 6%.  The increase is primarily attributable to growth of our customer base through our expanded sales force and through budget increases among existing customers in all of our product lines.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by IZEA, including the continued enhancement of our technology platform and our continued ability to acquire bloggers, tweeters, and other consumer content creators, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

 Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2011 decreased to $381,199 from $420,199 during the same period in 2010, a decrease of 9%.  The decrease is primarily attributable to the increased fees charged to manage advertising campaigns and inactivity fees, resulting in revenue for the three months ended June 30, 2011 of approximately $200,000.  There is no associated cost of revenue for these revenue classes, resulting in the decrease in cost of revenues for the three months ended June 30, 2011 compared to June 30, 2010. Cost of revenues is comprised primarily of the amounts we pay to social media publishers in IZEA’s online network.  Cost of revenues represented 45% of revenues for the three months ended June 30, 2011 compared to 53% of revenues for the same period in 2010.

Gross profit for the three months ended June 30, 2011 increased to $464,702 from $373,819 for the same period in 2010, an increase of 24%.  Our gross margin increased to 55% for the three months ended June 30, 2011 as compared to 47% for the same period in 2010. The gross margin increase is primarily attributable to increased fees charged to manage advertising campaigns and inactivity fees, resulting in revenue for the three months ended June 30, 2011 of approximately $200,000.

Operating Expenses

Operating expenses consist of general and administrative and sales and marketing expenses.  Total operating expenses for the three months ended June 30, 2011 increased to $1,063,219 from $1,002,576 for the same period in 2010, an increase of 6%.  The increase is primarily attributable to increased payroll, operating expenses and increased sales and marketing expenses.

General and administrative expenses consist primarily of executive, administrative, operations and product development and support compensation, facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the three months ended June 30, 2011 increased to $984,517from $914,677 for the same period in 2010, an increase of 8%. The increase is primarily attributable to increased payroll and operating expenses due to increased activity in all of our platforms.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2011 decreased to $78,702 from $87,899 for the same period in 2010, a decrease of 10%.   The decrease is primarily attributable to decreased marketing expenses

Interest Expense

Interest expense decreased to $6,179 during the three months ended June 30, 2011 as compared to $20,693 during the same period in the prior year as a result of principal payments made on our note payable to the bank.

Net Loss

Net loss for the three months ended June 30, 2011was $(604,685) which is fairly consistent with the net loss of $(649,235) for the same period in 2010.  As discussed above, although gross profit increased over the prior quarter due to increased revenue and interest expense declined as a result of the conversion of debt in 2010, this was offset by an increase in operating expenses attributable to increased headcount and sales and marketing expenses.

Comparison of Six Months Ended June 30, 2011 to June 30, 2010

Revenues

Revenues for the six months ended June 30, 2011 increased to $1,768,679 from $1,426,861 during the same period in 2010, an increase of 24%.   The increase is primarily attributable to growth of our customer base through our expanded sales force and through budget increases among existing customers in all of our product lines.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by IZEA, including the continued enhancement of our technology platform and our continued ability to acquire bloggers, tweeters, and other consumer content creators, we expect to continue to increase our advertising customer base and revenues on a year-over-year basis.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended June 30, 2011 increased to $822,734 from $749,211 during the same period in 2010, an increase of 10%.   The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of sponsorships from publishers. Cost of revenues is comprised primarily of the amounts we pay to social media publishers in IZEA’s online network.  Cost of revenues represented 47% of revenues for the six months ended June 30, 2011 compared to 53% of revenues for the same period in 2010.

Gross profit for the six months ended June 30, 2011 increased to $945,945 from $677,650 for the same period in 2010, an increase of 40%.  Our gross margin increased to 53% for the six months ended June 30, 2011 as compared to 47% for the same period in 2010. The gross margin increase is primarily attributable to increase in fees charged to manage advertising campaigns and inactivity fees, resulting in revenue for the six months ended June 30, 2011 of approximately $350,000.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the six months ended June 30, 2011 increased to $2,193,863 from $1,909,595 for the same period in 2010, an increase of 15%.  The increase is primarily attributable to increased payroll, operating expenses and increased sales and marketing expenses.

General and administrative expenses consist primarily of executive, administrative, operations and product development and support compensation, facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the six months ended June 30, 2011 increased to $1,917,639 from $1,685,909 for the same period in 2010, an increase of 14%. The increase is primarily attributable to increased payroll and operating expenses due to increased activity in all of our platforms.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2011 increased to $276,224 from $223,686 for the same period in 2010, an increase of 23%.   The increase is primarily attributable to our increased sales-force expansion focusing primarily on SocialSpark.com and SponsoredTweets.com.

 Interest Expense

Interest expense decreased to $13,134 during the six months ended June 30, 2011 as compared to $51,630 during the same period in the prior year as a result of the conversion of $1,444,800 of related party notes payable in May 2010 and principal payments made on our note payable to the bank .

Net Loss

Net loss for the six months ended June 30, 2011 was $(1,261,014) which is fairly consistent with the net loss of $(1,283,817) for the same period in 2010.  As discussed above, although gross profit increased over the prior quarter due to increased revenue and interest expense declined as a result of the conversion of debt in 2010, this was offset by an increase in operating expenses attributable to increased headcount and sales and marketing expenses.

Capital Resources and Liquidity

 Our cash position was $2,091,988 as of June 30, 2011 as compared to $1,503,105 as of December 31, 2010, an increase of $588,883.  Cash used for operating activities was $2,243,665 during the six months ended June 30, 2011 and was primarily a result of our net loss during the period of $1,261,014 and prepayment of and reserves for future marketing and other expenses of $1,234,066.  Cash provided by financing activities was $2,832,548 during the six months ended June 30, 2011 as a result of Bridge Notes issued in the amount of $500,000 on May 11, 2011, net proceeds from issuance of common and preferred stock and warrants of $2,507,473 and net proceeds from exercise of stock options of $405.  Cash used for financing activities was $175,330  as a result of scheduled principle payments on our bank note payable.

Significant losses from operations have been incurred since inception and there is an accumulated deficit of $15,413,206 as of June 30, 2011.  Continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth targets while maintaining current fixed expense levels. Cost reductions were implemented during 2010 through headcount and overhead cost reductions. Cash provided by operations is relied upon to satisfy the Company’s projected working capital, capital expenditure needs and debt obligations through June 30, 2012.

On May 11, 2011, we issued Bridge Notes  in the total amount of $500,000 to individual investors at an annual interest rate of 6%.  The Bridge Notes were due and payable upon the earlier of six months following the date of the Bridge Note or the date that we consummate an offering or offerings raising gross proceeds of at least $3 million.

On May 24, 2011 and May 26, 2011, we entered into subscription agreements with certain investors and sold an aggregate of 278 Units consisting of either Series A Preferred Stock and warrants to purchase shares of common stock or common stock and warrants to purchase shares of common stock for gross proceeds of $2,780,000, less costs of $177,500. In addition, the Bridge Note holders exchanged $500,000 of the bridge loans for 50 Units.

On May 24, 2011, we entered into an investor relations agreement with a consulting company to provide investor relations services for a period of two months for fees of $1,190,000 in cash and the issuance of 500,000 shares of our common stock.

On July 15, 2008, the Company entered into a $1,000,000 Loan and Security Agreement (“Note Payable”) with Silicon Valley Bank, with an interest rate of 8% per annum, payable monthly.  Interest only was payable through December 31, 2008.  Repayment of principal is due in thirty-six consecutive equal monthly installments beginning in January 2009, or approximately $333,333 per year through December 31, 2011. The Note Payable is secured by all assets of the Company. The principal balance outstanding on the note payable was $250,000 at March 31, 2011 and will be repaid during fiscal 2011.

On September 23, 2009, February 25, 2010 and April 16, 2010 the Company entered into unsecured convertible promissory notes (“Convertible Notes”) with the Company’s current preferred stockholders to fund operations until alternative financing could be closed.  Proceeds under the Convertible Notes totaled $798,561, $300,000 and $300,000 respectively for a total of $1,398,561. The Convertible Notes were senior to all obligations other than the debt owed to Silicon Valley Bank, and accrued interest at the rate of 8% per annum.  In May 2010, all of the holders of the Convertible Notes converted their $1,444,800 notes payable (including accrued interest) into 4,721,563 shares of the Company’s newly created Series A-2 Preferred Stock in connection with the sale of Series A-2 Preferred Stock.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Accounts receivable are customer obligations due under normal trade terms and are typically considered collectible since most customers are not bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a blogger to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has not recorded a reserve for doubtful accounts at December 31, 2010 and June 30, 2011.

Revenue consists of content creator fees, service fees to establish and maintain advertiser accounts, and listing fees associated with advertiser “opportunities”. Revenue is recognized when opportunities are posted on the Company’s websites and when related payments are made to the content creators after their content has been listed for the requisite period. Customers prepay for the Company’s services, which are recorded as unearned revenue. The Company recognizes revenue in accordance with Accounting Standards Codification on Principal Agent Considerations. The Company records its revenue on the gross amount earned since the Company generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model.  Options vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options  vesting monthly, in equal increments over the remaining three-year period  and generally have ten-year contract lives.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.  Based on the results of this assessment, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2011 based on such criteria for the reasons discussed below.

In the course of management's evaluation, each of our Company's CEO and CFO considered the incompletion of our assessment of the accounting impact of the issuance of complex and non-standard debt and equity instruments in May 2011 were the result of a material weakness. To address our Company's material weakness related to the accounting and disclosure for complex and non-standard debt and stockholders' equity transactions, we are in the process of enhancing our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the material weakness noted above.

PART II: OTHER INFORMATION

ITEM 6 – EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IZEA HOLDINGS, INC. a Nevada corporation

August 22, 2011	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

August 22, 2011	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)