Form 10-Q/A
period 2011-06-30
IZEA Holdings, Inc.
filed 2011-09-09
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

Izea Holdings, Inc. (the "Company," "we," "us" and "our") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the "Amended 10-Q") to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission (the "SEC") on August 22, 2011 (the "Original 10-Q"). This Amended 10-Q is being filed to amend and restate our consolidated financial statements and related disclosures for the quarter ended June 30, 2011 as discussed in Note 10 to the accompanying restated financial statements.

Background of the Restatement

As noted in our Original 10-Q, our independent registered public accounting firm had not completed their SAS 100 review of the quarter ended June 30, 2011 since the Company was in the process of determining the accounting impact related to the issuance of common and preferred stock and warrants in a financing arrangement which occurred on May 24, 2011 and May 26, 2011 as further described in Note 4 to the accompanying restated financial statements (the “Financing Arrangement”). Management of the Company has completed its analysis of the Financing Arrangement and has concluded its unaudited financial statements included in the Company's Original 10-Q for the quarter ended June 30, 2011 cannot be relied upon. We have determined the warrants issued in connection with the Financing Arrangement require a classification in liabilities as derivative warrants. In addition, we determined the units sold to the Company’s Chief Executive Officer in connection with the Financing Arrangement resulted in compensation expense.  The accounting for the financing arrangement and related derivative financial instruments are discussed further in Notes 4 and 5 to the accompanying restated financial statements, and an explanation of the errors and their impact on the Company’s financial statements is discussed in Note 10 to the accompanying restated financial statements.

Amendments to the Original 10-Q

For the convenience of the reader, this Amended 10-Q sets forth the Original 10-Q, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements and Notes to Financial Statements
•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with applicable SEC rules, this Amended 10-Q includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-Q is being amended by this Amended 10-Q. The Amended 10-Q continues to speak as of the date of the Original 10-Q, and we have not updated the filing to reflect events occurring subsequently to the Original 10-Q date, other than those associated with the restatement of the Company's financial statements and the furnishing of Exhibit 101. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

Quarterly Report on Form 10-Q for the period ended June 30, 2011

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets	4
Consolidated Statements of Operations	6
Consolidated Statement of Stockholders’ Equity (Deficit)	7
Consolidated Statements of Cash Flows	8
Notes to Unaudited Consolidated Financial Statements :	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 6. Exhibits	26

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Financial Statements
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4	–	5
Unaudited Consolidated Statements of Operations for three and six months ended June 30, 2011, and 2010			6
Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2011			7
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010			8
Notes to Unaudited Consolidated Financial Statements	9	–	19

IZEA Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current:
Cash and cash equivalents	$2,091,988	$1,503,105
Accounts receivable	389,134	391,114
Other receivables	1,000	39,105
Prepaid expenses and other assets	1,258,634	24,568

Total current assets	3,740,756	1,957,892

Property and Equipment, net	122,091	140,918

Other assets:
Loan costs, net of accumulated amortization of $6,957 and $5,060	1,898	3,795
Security deposits	8,340	8,340

Total assets	$3,873,085	$2,110,945

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Balance Sheets

	June 30,
	2011 (As Restated See Note 10)	December 31, 2010
	(unaudited)
Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$671,952	$633,506
Related party payable	6,128	3,358
Accrued expenses	104,184	81,014
Unearned revenue	1,228,956	1,097,466
Current portion of notes payable	186,807	351,568

Total current liabilities	2,198,027	2,166,912

Notes payable, less current portion	-	10,569
Deferred rent	3,950	9,220
Warrant liability	1,037,419	–

Total liabilities	3,239,396	2,186,701

Stockholders’ equity (deficit):
Series A convertible preferred stock; $.0001 par value; 2,958,786 shares authorized; 762,907 shares issued and outstanding (liquidation preference at December 31, 2010, $1,070,473)	-	76
Series A-1 convertible preferred stock; $.0001 par value; 3,609,326 shares authorized; 778,307 shares issued and outstanding (liquidation preference at December 31, 2010, $2,221,992)	-	78
Series A-2 convertible preferred stock; $.0001 par value; 13,099,885 shares authorized; 12,259,334 shares issued and outstanding (liquidation preference at December 31, 2010, $10,674,017)	-	1,226
Series A common stock; $.0001 par value; 24,832,003 shares authorized; 504,270 shares issued and outstanding	-	50
Series B nonvoting common stock; $.0001 par value; 500,000 shares authorized, issued and outstanding	-	50
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 230 and 0 shares issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized; 37,984,516 and 0 issued and outstanding	3,798	-
Additional paid-in capital	16,029,306	14,074,956
Accumulated deficit	(15,399,415)	(14,152,192)

Total stockholders’ equity (deficit)	633,689	(75,756)

Total liabilities and stockholders’ equity (deficit)	$3,873,085	$2,110,945

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statements of Operations
For the Three and Six months ended June 30, 2011 and 2010
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (As Restated See Note 10)	2010	2011 (As Restated See Note 10)	2010

Revenue	$845,901	$794,018	$1,768,679	$1,426,861

Cost of sales	381,199	420,199	822,734	749,211

Gross profit	464,702	373,819	945,945	677,650

Operating expenses:
General and administrative	1,000,517	914,677	1,933,639	1,685,909
Sales and marketing	78,702	87,899	276,224	223,686

Total operating expenses	1,079,219	1,002,576	2,209,863	1,909,595

Loss from operations	(614,517)	(628,757)	(1,263,918)	(1,231,945)

Other income (expense):
Interest income	11	30	38	34
Interest expense	(6,179)	(20,693)	(13,134)	(51,630)
Change in fair value of warrant liability	29,791	–	29,791	–
Other income (expense), net	–	185	-	(276)

Total other income (expense)	23,623	(20,478)	16,695	(51,872)

Net loss	$(590,894)	$(649,235)	$(1,247,223)	$(1,283,817)

Weighted average common shares outstanding – basic and diluted	20,976,718	645,602	10,867,323	645,602

Loss per common share – basic and diluted	$(.03)	$(1.01)	$(.12)	$(1.99)

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Six months ended June 30, 2011
(unaudited)

IZEA, Inc.

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series A Common Stock		Series B Nonvoting Common Stock
	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt

Balance, December 31, 2010	762,907	$76	778,307	$78	12,259,334	$1,226	504,270	$50	500,000	$50

Reverse merger and recapitalization	(762,907)	(76)	(778,307)	(78)	(12,259,334)	(1,226)	(504,270)	(50)	(500,000)	(50)

Balance, June 30, 2011	-	-	-	-	-	-	-	-	-	-

IZEA Holdings, Inc.

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amt	Shares	Amt	Capital	Deficit	(Deficit)

Balance, December 31, 2010	–	–	–	–	$14,074,956	$(14,152,192)	$(75,756)

Reverse merger and recapitalization	–	–	35,000,000	3,500	(2,020)	–	–
Sale of common stock and warrants and exchange of promissory note, net of offering costs		–	2,969,694	297	573,578	–	573,875
Sale of preferred stock and warrants and exchange of promissory note, net of offering costs and beneficial conversion feature on preferred stock	230	–	–	–	1,382,388	–	1,382,388
Exercise of stock options	–	–	14,822	1	404	–	405
Net loss	–	–	–	–	–	(1,247,223)	(1,247,223)

Balance, June 30, 2011 (as restated, see Note 10)	230	$–	37,984,516	$3,798	16,029,306	$(15,399,415)	$633,689

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011 (As Restated See Note 10)	2010

Cash flows from operating activities:
Net loss	$(1,247,223)	$(1,283,817)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	18,827	48,365
Amortization of loan costs	1,897	1,897
Stock-based compensation	16,000	–
Loss on disposal of equipment	-	608
Change in fair value of warrant liability	(29,791)	–
Cash provided by (used for):
Accounts receivable	1,980	(125,359)
Other receivables	38,105	(34,086)
Prepaid expenses and other assets	(1,234,066)	(31,486)
Accounts payable	38,446	76,993
Related party payable	2,770	-
Accrued expenses	23,170	45,556
Unearned revenue	131,490	257,127
Deferred rent	(5,270)	-

Net cash used for operating activities	(2,243,665)	(1,039,010)

Cash flows from investing activities:
Purchase of property and equipment	-	(8,464)
Security deposit	-	7,250

Net cash used for investing activities	-	(1,214)

Cash flows from financing activities:
Proceeds from the issuance of series A2 preferred stock	-	2,659,554
Proceeds from issuance of convertible notes payable	-	600,000
Proceeds from issuance of promissory note	500,000	-
Proceeds from issuance of common and preferred stock and warrants, net	2,507,473	-
Proceeds from exercise of stock options	405	918
Payments on notes payable	(175,330)	(166,667)

Net cash provided by financing activities	2,832,548	3,093,805

Net increase in cash and cash equivalents	588,883	2,053,581

Cash and cash equivalents, beginning of year	1,503,105	515,446

Cash and cash equivalents, end of year	$2,091,988	$2,569,027

Supplemental cash flow information:
Cash paid during year for interest	$12,023	$19,593
Non-cash financing and investing activities::
Series A2 Preferred Stock issued for conversion of notes payable plus accrued interest	$-	$1,444,800
Promissory note exchanged in financing arrangement	500,000	-
Warrants issued in financing arrangement	1,067,210	-

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, the consolidated statement of stockholders' equity (deficit) for the six months ended June 30, 2011 and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date and included in our Form 8-K dated May 12, 2011. Operating results for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included herein.

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

On May 12, 2011, IZEA, Inc. (“IZEA”) entered into a Share Exchange Agreement (the “Exchange”) with a public shell company, IZEA Holdings, Inc., formerly known as Rapid Holdings, Inc, (“IZEA Holdings”).  IZEA’s shareholders transferred all of their issued and outstanding common and preferred shares of IZEA in exchange for shares of common stock of IZEA Holdings as more fully described in Note 3. Such Exchange caused IZEA to become a wholly-owned subsidiary of IZEA Holdings and IZEA shareholders became the majority shareholders of IZEA Holdings. The Exchange is being accounted for as a reverse-merger and recapitalization and IZEA is considered the accounting acquirer for accounting purposes and IZEA Holdings the acquired company.  The business of IZEA became the business of IZEA Holdings. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of IZEA and are recorded at the historical cost basis of IZEA.

Principles of Consolidation
The consolidated financial statements include the accounts of the IZEA Holdings Inc as of the date of the reverse merger, and its wholly owned subsidiary, IZEA, Inc (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The Company has incurred significant losses from operations since inception and has an accumulated deficit of $15,399,415 as of June 30, 2011.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth targets while maintaining current fixed expense levels. The Company initiated cost reductions during 2010 and plans to maintain these cost improvements through recent headcount and overhead cost reductions. However, it will have additional expenses related to now being a public company. As a result of the approximately $3.0 million of net proceeds received from the sale of stock units (see Note 4) , the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through June 30, 2012. However, if cash provided by operations is not sufficient, management plans to obtain additional debt or equity financing.  There are no assurances that the Company will be successful in meeting its cash flow requirements, however, management is confident that, if necessary, there are alternatives available to fund operations and meet cash requirements through June 30, 2012.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash and Cash Equivalents and Concentration
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2011 approximated $1,500,000.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are not bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a blogger to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has not recorded a reserve for doubtful accounts at December 31, 2010 and June 30, 2011.

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

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of June 30, 2011 (see Note 5).

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

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan (the “Plan” – see Note 6) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group.  The Company used the following assumptions for options granted during the six months ended June 30, 2011:

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

NOTE 2.     NOTES PAYABLE

Note Payable – Bank
On July 15, 2008, IZEA entered into a $1,000,000 Loan and Security Agreement (“Note Payable”) with Silicon Valley Bank, with an interest rate of 8% per annum, payable monthly.  Interest only was payable through December 31, 2008.  Repayment of principal is due in thirty-six consecutive equal monthly installments beginning in January 2009, or approximately $333,333 per year through December 31, 2011. The Note Payable is secured by all assets of IZEA. The principal balance outstanding on the note payable was $333,333 and $166,667 at December 31, 2010 and June 30, 2011, respectively.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

In conjunction with the issuance of the Note Payable, IZEA also issued initial warrants to purchase 2,216 shares of common stock (as amended in connection with reverse merger transaction – see Note 3), immediately exercisable, at an exercise price of $0.2039 (as adjusted) per share. Per the terms of the Note Payable, IZEA also issued 1,108 (as adjusted) additional warrants, containing similar terms as the initial warrants, for a total of 3,324 (as adjusted) warrants issued under the Note Payable. As the result of the exchange discussed in Note 3, these warrants were assumed by the Company. The fair value associated with the warrants was not recorded since the amount was insignificant to the financial statements. The warrants expire on July 15, 2015 and automatically convert to common stock on this date if the fair market value of the Company’s common stock is greater than the warrant exercise price.

Capital Lease
During 2010, IZEA entered into a capital lease for equipment which expires in June 2012. The balance outstanding under this lease was $20,140 at June 30, 2011, which is included in current portion of notes payable on the accompanying balance sheet.

NOTE 3.    STOCKHOLDER’S EQUITY

Pre-Reverse Merger Transactions
On September 21, 2006, IZEA issued 762,907 shares of Series A Preferred Stock with a par value of $0.0001 for $3,000,000 less issuance costs of $23,000. Series A Preferred stockholders were entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.0236 per share subject to adjustment in accordance with certain anti-dilution provisions. Such dividends accrued from day to day whether or not they have been declared or whether or not there were funds legally available to the Company for payment. At December 31, 2010, dividends of $770,498 had accrued but had not been declared, therefore, no provision for the Series A Preferred Stock dividends was included in these financial statements.

During 2007, IZEA issued a total of 778,307 shares of Series B Preferred Stock with a par value of $0.0001 for $7,025,000, less issuance costs of $72,612. On May 10, 2010, IZEA renamed its Series B Preferred Stock to Series A-1 Preferred Stock. All rights and preferences under the renamed Series A-1 Preferred Stock remained the same.  Series A-1 Preferred stockholders were entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.05415 per share subject to adjustment in accordance with certain anti-dilution provisions.  Such dividends accrued whether or not they have been declared or whether or not there were funds legally available to IZEA, Inc. for payment.  At December 31, 2010, dividends of $1,519,493 had accrued but had not been declared, therefore, no provision for Series A-1 Preferred Stock dividends was included in these financial statements.

On May 10, 2010, IZEA issued a total of 7,537,771 shares of Series A-2 Preferred Stock with a par value of $0.0001 for consideration of $2,713,600 less issuance costs of $54,046. Series A-2 Preferred stockholders are entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.80 subject to adjustment in accordance with certain anti-dilution provisions on such shares of Series A-2 Preferred Stock. Such dividends accrued whether or not they have been declared or whether or not there were funds legally available to IZEA for payment.  At December 31, 2010 dividends of $9,807,467 had accrued but had not been declared, therefore, no provision for the Series A-2 Preferred stock dividends has been included in these financial statements.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

On May 10, 2010, IZEA’s board of directors declared a ten-for-one (10:1) reverse stock split on the shares of IZEA’s common and preferred stock, increased the number of authorized shares of common and preferred stock, renamed the Series B Preferred Stock to Series A-1 Preferred Stock and created a new Series A-2 Preferred Stock. The preferred stock shares included herein were adjusted for the 10:1 reverse stock split.

On May 6, 2011, all of the Series A preferred stockholders and certain of the Series A-1 and A-2 preferred stockholders transferred their shares, along with all their rights and preferences, to IZEA, Inc.’s CEO and CFO for an aggregate price of $1 each. The total shares purchased by management of IZEA were 762,907 Series A Preferred Shares, 766,047 Series A-1 Preferred Shares and 12,217,669 Series A-2 Preferred Shares.

In May 2011, prior to the reverse merger transaction discussed below, all remaining outstanding shares of Series A, A-1 and A-2 Preferred Stock were converted into IZEA common stock in contemplation of the exchange of these shares for common shares of IZEA Holdings common stock.

Reverse Merger Transaction
On May 12, 2011, IZEA and its shareholders entered into a Share Exchange Agreement (the “Exchange Agreement”) with IZEA Holdings, Inc., formerly known as Rapid Holdings, Inc., a publicly traded shell company incorporated as a Nevada Corporation on March 22, 2010.  At the closing of the exchange, each share of IZEA’s Series A, A-1 and A-2 preferred stock and Series A and Series B common stock issued and outstanding immediately prior to the closing of the exchange was exchanged for the right to receive shares of common stock of IZEA Holdings. Accordingly, an aggregate of 22,500,000 shares of IZEA Holdings common stock were issued to the IZEA shareholders. Additionally, immediately prior to the exchange, IZEA had outstanding options to purchase an aggregate of 3,712,365 shares of common stock and an outstanding warrant to purchase 3,324 shares of Series A-1 common stock (See Note 2). Upon the closing of the exchange, the Company cancelled the options of IZEA and authorized the issuance of the same number of options to these option-holders pursuant to its newly created 2011 Equity Incentive Plan (see Note 6). Furthermore, upon closing of the exchange, the Company assumed the outstanding warrants of IZEA.

Immediately following the closing of the exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, IZEA Holdings transferred all of its pre-exchange assets and liabilities to a wholly-owned subsidiary, RTL Holdings, Inc. (“SplitCo”) and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of SplitCo to a former officer and director of IZEA Holdings, in exchange for the cancellation of shares of the IZEA Holdings common stock he owned. There were 12,500,000 shares of common stock held by persons who acquired such shares in purchases from stockholders of IZEA Holdings prior to the exchange that remained outstanding. Following the closing of the exchange and the cancellation of shares in the Split-Off, there were 35,000,000 shares of common stock issued and outstanding. Approximately 64.29% of such issued and outstanding shares were held by the IZEA shareholders.

Authorization of Convertible Preferred Stock
In May 2011, the Board of Directors designated 240 shares of its Preferred Stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 30,303 shares of common stock at the option of the preferred holder.

NOTE 4.    FINANCING ARRANGEMENT

On May 24, 2011 and May 26, 2011 the Company entered into Subscription Agreements (the “Agreements”) with certain investors (the “Investors”) whereby it sold an aggregate of 328 units (the “Units”) at a purchase price of $10,000 per Unit (the “Offering”) for an aggregate purchase price of $3,280,000. Of the gross proceeds received, (i) $500,000 was received on May 11, 2011 under a promissory note that was contractually exchangeable into 50 Units under the Offering, and (ii) $50,000 was received for the purchase of 5 Units from the Company’s Chief Executive Officer. Each Unit consisted of either (i) 30,303 shares of the Company’s common stock or (ii) one share of the Company’s recently designated Series A Preferred Stock, which is convertible into 30,303 shares of Common Stock (See Note 3), plus a five-year warrant to purchase 18,182 shares of Common Stock for $9,091 or $0.50 per linked Common Share (the “Warrants”).

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

As a result of the Offering, Investors who purchased 230 Units elected to receive preferred stock and Investors who purchased 98 Units elected to receive Common Stock. Accordingly, the Company issued (i) 2,969,694 shares of Common Stock, (ii) 230 shares of Series A Preferred Stock, which are linked by conversion to 6,969,690 shares of Common Stock, and (iii) 328 Warrant Contracts that are linked by exercise to an aggregate of 5,963,696 shares of Common Stock.

Direct expenses associated with the Offering amounted to $290,127 and included (i) placement agent, legal and other fees for cash of $272,527, and (ii) a warrant to the placement agent to purchase 100,000 shares of Common Stock under the same terms and conditions as the Warrants, which had a fair value of $17,600. Accordingly, net cash proceeds from the Offering amounted to $3,007,473.

The Company has entered into registration rights agreements (the “Registration Rights Agreements”) with the Investors, pursuant to which the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) within six (6) months (the “Filing Date”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within nine (9) months (the “Effectiveness Deadline”). The Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC and provided further that the Company shall not be obligated to pay liquidated damages at any time following the one year anniversary of the Final Closing Date (as defined in the Registration Rights Agreements). For a period of 18 months following the Final Closing Date, the Company has agreed not to file any registration statement on Form S-8 with the SEC without the approval of holders of a majority of the Shares sold in the offering.

In applying current accounting standards to the financial instruments issued in the Offering, the Company first considered the classification of the Series A Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants (including the warrants issued to the placement agent) under ASC 815 Derivatives and Hedging. The Series A Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A Preferred Stock, it is classified as a component of stockholders’ equity. The Warrants and the placement agent warrants were also evaluated for purposes of classification. These financial instruments embody two features that are not consistent with the concept of stockholders’ equity. First, the exercise price of $0.50 is subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices. This particular provision is in place for the first two years of the contractual term of five years. Second, the financial instruments extend a fair-value (defined as Black-Scholes) cash redemption right to the Investors in the event of certain fundamental transactions, certain of which are not within the control of the Company. This particular provision is a written put and current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, the Warrants and the placement agent warrant require classification in liability as derivative warrants. Derivative warrants are carried both initially and subsequently at fair value with changes in fair value reflected in income (see Note 5).

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The second classification-related accounting consideration related to the possibility that the conversion option embedded in the Series A Preferred Stock may require classification outside of stockholders’ equity. Generally, an embedded feature in a hybrid financial instrument (such as the Series A Preferred Stock) that both meets the definition of a derivative financial instrument and is not clearly and closely related to the host contract in term of risks would require bifurcation and accounting under derivative standards. The embedded conversion option is a feature that embodies risks of equity. The Company has concluded that the Series A Preferred Stock is a contract that affords solely equity risks. Accordingly, the embedded conversion option is, in fact, clearly and closely related to the host contract and bifurcation is not required.

Another distinction that the Company made in accounting for the Offering was to separate the Units sold to the Company’s Chief Executive Officer from the financing for purposes of determining whether the arrangement constituted any form of compensation. As mentioned in the introductory paragraph above, 5 Units were sold to the Company’s Chief Executive Officer for $50,000. Generally, under ASC 718 Compensation – Stock Compensation the amount that the fair value of financial instruments issued to an employee in excess of amounts contributed by the employee give rise to compensation expense for accounting purposes. As illustrated in the table below, compensation expense of $16,000 arose from this element of the Offering.

The following table summarizes the components of the Offering, their fair values (which is further discussed later) and the allocation that was given effect in the Company's financial statements:

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Financing	Compensation	Direct Expenses	Total
Common stock and common stock equivalents:
Common stock	2,969,694	--	--	2,969,694
Common shares that are linked to other contracts:
Series A Preferred Stock	6,818,175	151,515	--	6,969,690
Warrants	5,872,786	90,910	100,000	6,063,696
	15,660,655	242,425	100,000	16,003,080

Fair value of the financial Instruments:
Common stock (1)	$979,999	$--	$--	$979,999
Series A Preferred Stock (2)	2,249,998	50,000	--	2,299,998
Warrants (3)	1,033,610	16,000	17,600	1,067,210
	$4,263,607	$66,000	$17,600	$4,347,207

Allocation of the transaction basis for accounting:
Common stock	$(666,397)	$--	$92,522	$(573,875)
Series A Preferred Stock	(825,567)	(34,421)	197,605	(662,383)
Derivative warrants	(1,033,610)	(16,000)	(17,600)	(1,067,210)
Paid-in capital (BCF)(4)	(704,426)	(15,579)		(720,005)
Compensation expense	--	16,000	--	16,000
	$(3,230,000)	$(50,000)	$272,527	$(3,007,473)

Cash consideration (expense)	$2,730,000	$50,000	$(272,527)	$2,507,473
Advances on exchange	500,000	--		500,000
	$3,230,000	$50,000	$(272,527)	$3,007,473

(1)  The fair value of the Company's Common Stock was established based upon the price paid by the Investors in the Offering.

(2)  The fair value of the Company's Series A Preferred Stock was established based upon its Common Stock Equivalent Value (“CSE”). All other features included in the Company's Series A Preferred Stock, such as the liquidation preference did not give rise to significant incremental value above the CSE Value. The Series A Preferred Stock does provide for dividends or redemptions in cash.

(3)  The derivative warrants were valued using the Binomial Lattice Valuation Technique and gives effect to the incremental value associated with down-round financing anti-dilution protection features. See Note 5 for more information on the Company's derivative warrants and valuation methodologies.

(4)  A Beneficial Conversion Feature (“BCF”) arises when convertible securities, such as the Series A Preferred Stock, have effective conversion prices that are lower than the fair value of the Common Stock into which they are convertible. Effective conversion prices are calculated as the allocable proceeds (or basis) over the number of linked common shares.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The basis in the transactions outlined above, which represent the cash received from the Investors and the fair value of the financial instruments that were subject to compensation consideration, were allocated to the financial instruments following current accounting standards. The basis of the financing was allocated first to derivative financial instruments because those financial instruments are required under ASC 815 to be carried both initially and subsequently at their fair values. To the extent that the fair value of the derivatives exceeded the basis, the Company is required to record a charge to income for the difference. The financial instruments issued under the arrangement that required compensation consideration were recorded at their fair values and the difference between those amounts and the consideration received by the Company was recorded as stock-based compensation expense. The direct expenses are represented by a combination of the cash that the Company paid plus the fair value of the warrants that were issued.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into the Financing Arrangement discussed in Note 4 that gave rise to derivative warrants. As required by ASC 815, these financial instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the Company's derivative activity for the period from the date of the Financing Arrangement discussed in Note 4 to June 30, 2011:

	Linked Common Shares	Warrant Liability Amount
Beginning balance	--	$--

Issuance of derivative warrants in connection with the financing arrangement in Note 4	6,063,696	1,067,210

Exercise or expiration	--	--

Change in fair value of warrant liability	--	(29,791)

Ending balance at June 30, 2011	6,063,696	$1,037,419

Changes in the fair value of derivative financial instruments are required to be recorded in income.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The derivative warrants were valued using Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique are as follows:

	Inception Dates May 24 and 26, 2011	June 30, 2011
Fair market value of asset (1)	$0.33	$0.33
Exercise price	$0.50	$0.50
Term (2)	5.0 Years	4.9 Years
Implied expected life derived from Binomial (3)	4.9 Years	4.8 Years
Volatility range (4)	64.4%--95.8%	61.6%--95.0%
Equivalent volatility derived from Binomial (3)	76.9%	75.7%
Risk-free rate range (5)	0.11%--1.81%	0.10%--0.81%
Equivalent risk-free rate derived from Binomial (3)	0.50%	0.47%

(1)  The fair market value of the asset was determined using the price paid by the Investors in the Offering. See the paragraph below discussing how the fair market value of the asset varies in Binomial when the contract is subject to down-round financing protection.

(2)  The term is the contractual remaining term. For purposes of Binomial, the contractual remaining term is allocated to intervals within which exercise may or may not occur.

(3)  The implied expected life and equivalent amounts are derived from Binomial as the averages associated with all iterations that were performed.

(4)  The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected peer companies that provided a reasonable basis upon which to calculate volatility for each of the intervals described in (1), above.

(5)  The risk-free rates used in Binomial represent the yields on zero coupon US Government Securities with periods to maturity consistent with the intervals described in (1), above.

The Warrants and placement agent warrants embody features that result in adjustment to the exercise price when the Company sells Common Stock or other Common Stock linked contracts below the $0.50 exercise price. Since anti-dilution risk is present when the trading market price is below or projected to be below the stated exercise price, a random walk Brownian motion technique was used to estimate the future market price and the probability that the stock price would be below the stated exercise price during the implied expected life of the warrant. These values were used to develop assumptions which were used as inputs in the Binomial model used to value the warrants. A stochastic process is a sequence of events or paths generated by probabilistic laws and Brownian motion is a continuous stochastic process that is widely used in financing for modeling random behavior that evolves over time. At each valuation date, the model is run using monthly steps based upon the following inputs: the current trading market price, the implied expected life of the warrants and the estimated volatility over the implied expected life. The simulation returns the mean stock price (New Price) and the probability of the stock price falling below the exercise price (SPP). These values are used as inputs into the Binomial, since it is assumed a market participant would consider changes in the Company’s market price when considering the value to assign to the anti-dilution protection.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 6.     STOCK OPTIONS

In February 2007, IZEA’s Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed the Company to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with the reverse merger on May 12, 2011, IZEA canceled all of their outstanding stock options under the 2007 Plan effectively canceling the 2007 Plan. The Company simultaneously issued new options to the same employees under a new 2011 Equity Incentive Plan of IZEA Holdings, Inc. adopted on May 12, 2011. The cancellation and replacement of the stock options under the 2007 Plan are accounted for as a modification of the terms of the canceled award. There was no incremental difference required to be recorded in the financial statements since the fair value of the cancelled options exceeded the fair value of the options replaced at the date of cancellation and replacement.

The Board of Directors determines the price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive stock options shall be equal to 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option shall be 110% of fair market value. The exercise price for nonqualified stock options may be less than fair market value of the stock, as determined by the Board of Directors. Unless otherwise determined by the Board of Directors at the time of grant, the right to purchase shares covered by any options under the 2011 Plan shall vest over the requisite service period as follows: one-fourth of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the remaining three-year period. The term of the options is up to 10 years.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2007 and 2011 Options Plans as of June 30, 2011 and for the six months then ended is presented below:

2007 Plan
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

Outstanding at December 31, 2010	69,970	$1.1	2
Granted	3,788,620	0.03
Exercised	(14,822)	0.03
Forfeited	(50,803)	0.03
Canceled	(3,792,965)	0.05

Outstanding at May 12, 2011 (date Plan was canceled)	–	$–	–

2011 Plan
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

Outstanding at December 31, 2010	–	$–	–
Granted	4,042,365	0.39	6.6
Exercised	–	–	–
Forfeited	–	–	–

Outstanding at June 30, 2011	4,042,365	$0.39	6.6

Exercisable at June 30, 2011	1,924,991	$0.39	6.6

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

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock-based compensation expense recognized on awards outstanding during the six months ended June 30, 2010 and 2011 was not recorded since amounts were not significant to the financial statements. Future compensation related to nonvested awards is $10,379 for the remainder of fiscal 2011, $36,444 for fiscal 2012, $22,843 for fiscal 2013, $15,822 for fiscal 2014 and $566 for fiscal 2015.

NOTE 7.     RELATED PARTY TRANSACTIONS

During 2006, IZEA entered into a General Services Agreement (“GSA”) with an entity owning 100% of IZEA’s Series B common stock. The GSA consisted of the purchase of certain marketing deliverables and equipment, as well as marketing consulting services. Cash paid to this related party during the six months ended June 30, 2010 and 2011 was approximately $15,545 and $8,757 respectively. Expenses associated with the GSA were approximately $15,545 and $14,885 for the six months ended June 30, 2010 and 2011, respectively, and are included in sales and marketing expenses in the accompanying statements of operations. The contract is on a month-to-month basis until terminated by either party.

The amount due to this related party was $3,358 and $6,128 at December 31, 2010 and June 30, 2011, respectively.

As part of the Company’s exchange, as more fully discussed in Note 4, the Company sold an aggregate of $50,000 worth of Units which were sold to the Company’s Chief Executive Officer and an entity under the control of the Chief Executive Officer.

NOTE 8.     LOSS PER COMMON SHARE

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

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 9.    COMMITMENTS AND CONTINGENCIES

On May 24, 2011, the Company entered into an Investors Relations Consulting Agreement to provide investor relations services for two months beginning August 1, 2011 (as amended). The Company paid $1,190,000 with proceeds from the Offering of which $595,000 is held in escrow at June 30, 2011, and will issue 500,000 shares of Common Stock.  A total of $1,190,000 related to these amounts is included in prepaid expenses and other assets on the accompanying balance sheet as of June 30, 2011.  As of June 30, 2011, the 500,000 shares of Common Stock had not yet been issued and a measurement date had not been reached.

NOTE 10.    RESTATEMENT

As discussed further in Notes 4 and 5, in May 2011 the Company sold Units of common and preferred stock and warrants for net proceeds of $3,007,473 and the Company determined the warrants require classification in liabilities as derivative warrants in accordance with ASC 815. Derivative warrants are carried both initially and subsequently at fair value with changes in fair value reflected in income. In addition, the Company determined the Units sold to the Company’s Chief Executive Officer resulted in compensation expense in accordance with ASC 718. The impact of the application of ASC 815 and ASC 718 on the affected line items of the Company's quarterly financial statements for the three and six months ended June 30, 2011 is set forth below:

Balance Sheet
As of June 30, 2011

	As Previously Reported	Adjustment	As Restated
Warrant liability	$ -	$1,037,419	$1,037,419
Total liabilities	2,201,977	1,037,419	3,239,396
Additional paid-in capital	17,080,516	(1,051,210)	16,029,306
Accumulated deficit	(15,413,206)	13,791	(15,399,415)
Total stockholders’ equity	1,671,108	(1,037,419)	633,689

Statement of Operations
Three Months Ended June 30, 2011

	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$984,517	$16,000	$1,000,517
Total operating expenses	1,063,219	16,000	1,079,219
Loss from operations	(598,517)	16,000	(614,517)
Change in fair value of warranty liability	-	29,791	29,791
Total other income (expense)	(6,168)	29,791	23,623
Net loss	(604,685)	13,791	(590,894)

Statement of Operations
Six Months Ended June 30, 2011

	As Previously Reported	Adjustment	As Restated
General and administrative expenses	1,917,639	$16,000	1,933,639
Total operating expenses	2,193,863	16,000	2,209,863
Loss from operations	(1,247,918)	16,000	(1,263,918)
Change in fair value of warranty liability	-	29,791	29,791
Total other income (expense)	(13,096)	29,791	16,695
Net loss	(1,261,014)	13,791	(1,247,223)

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

Company History

IZEA Holdings, Inc. (the “Company” “we” or “us”) was incorporated as a Nevada corporation on March 22, 2010 for the purpose of entering the business of making loans which are fully secured by a first lien on a customer’s automobile.  On May 11, 2011, we filed an amendment to our Articles of Incorporation in order to change our name from “Rapid Holdings, Inc.” to “IZEA Holdings, Inc.” On May 11, 2011, our board of directors declared a dividend of an additional 14.28117 shares of common stock on each share of our common stock outstanding on May 11, 2011 with a payment date of May 23, 2011.

On May 12, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with IZEA, Inc., a privately held Delaware corporation (“IZEA”) and the shareholders of IZEA. Upon closing of the transaction contemplated under the Exchange Agreement, on May 12, 2011, the shareholders of IZEA transferred all of the issued and outstanding capital stock of IZEA to us in exchange for shares of our common stock. Such exchange caused IZEA to become our wholly-owned subsidiary. Immediately following the closing of the exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-exchange assets and liabilities to a wholly-owned subsidiary, RTL Holdings, Inc. (“SplitCo”) and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of SplitCo to Anthony Barron, our former officer and director, in exchange for the cancellation of shares of our common stock he owned. Upon closing of the exchange, the business of IZEA became our business.

IZEA, Inc. was incorporated in the state of Florida in February 2006 and reincorporated in the state of Delaware in September 2006.

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

Comparison of Three Months Ended June 30, 2011 to June 30, 2010

Revenues

Revenues for the three months ended June 30, 2011 increased to $845,901 from $794,018 as compared to the same period in 2010, an increase of 6%.  The increase is primarily attributable to growth of our customer base through our expanded sales force and through budget increases among existing customers in all of our product lines.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by IZEA, including the continued enhancement of our technology platform and our continued ability to acquire bloggers, tweeters, and other consumer content creators, we expect to continue to increase our advertising customer base and revenues for the foreseeable future.

 Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2011 decreased to $381,199 from $420,199 as compared to the same period in 2010, a decrease of 9%.  The decrease is primarily attributable to the increased fees charged to manage advertising campaigns and inactivity fees, resulting in revenue for the three months ended June 30, 2011 of approximately $200,000.  There is no associated cost of sales for these revenue classes, resulting in the decrease in cost of sales for the three months ended June 30, 2011 compared to June 30, 2010. Cost of sales is comprised primarily of the amounts we pay to social media publishers in IZEA’s online network.  Cost of sales represented 45% of revenues for the three months ended June 30, 2011 compared to 53% of revenues for the same period in 2010.

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

Operating Expenses

Operating expenses consist of general and administrative and sales and marketing expenses.  Total operating expenses for the three months ended June 30, 2011 increased to $1,079,219 from $1,002,576 for the same period in 2010, an increase of 7.6%.  The increase is primarily attributable to increased payroll and operating expenses offset by a slight decrease in sales and marketing expenses.

General and administrative expenses consist primarily of executive, administrative, operations and product development and support compensation, facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the three months ended June 30, 2011 increased to $1,000,517 from $914,677 for the same period in 2010, an increase of 9.4%. The increase is primarily attributable to increased payroll and operating expenses due to increased activity in all of our platforms.

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

Interest expense decreased to $(6,179) during the three months ended June 30, 2011 as compared to $(20,693) during the same period in the prior year as a result of principal payments made on our note payable to the bank.

Change in Fair Value of Warrant Liability

We recognized other income for a change in fair value of our warrant liability of $29,791 during the three months ended June 30, 2011 related to warrants issued in connection with a Financing Arrangement in May 2011 as further discussed below.

Net Loss

Net loss for the three months ended June 30, 2011was $(590,894) which is fairly consistent with the net loss of $(649,235) for the same period in 2010.  As discussed above, although gross profit increased over the prior quarter due to increased revenue and interest expense declined as a result of the conversion of debt in 2010, this was offset by an increase in operating expenses attributable to increased headcount and sales and marketing expenses.

Comparison of Six Months Ended June 30, 2011 to June 30, 2010

Revenues

Revenues for the six months ended June 30, 2011 increased to $1,768,679 from $1,426,861 as compared to the same period in 2010, an increase of 24%.   The increase is primarily attributable to growth of our customer base through our expanded sales force and through budget increases among existing customers in all of our product lines.

Given the continued overall growth in online advertising, coupled with other strategic initiatives undertaken by IZEA, including the continued enhancement of our technology platform and our continued ability to acquire bloggers, tweeters, and other consumer content creators, we expect to continue to increase our advertising customer base and revenues for the foreseeable future.

 Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2011 increased to $822,734 from $749,211 as compared to the same period in 2010, an increase of 10%.   The increase is primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of sponsorships from publishers. Cost of sales is comprised primarily of the amounts we pay to social media publishers in IZEA’s online network.  Cost of sales represented 47% of revenues for the six months ended June 30, 2011 compared to 53% of revenues for the same period in 2010.

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

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the six months ended June 30, 2011 increased to $2,209,863 from $1,909,595 for the same period in 2010, an increase of 15.7%.  The increase is primarily attributable to increased payroll, operating expenses and increased sales and marketing expenses.

General and administrative expenses consist primarily of executive, administrative, operations and product development and support compensation, facilities costs, insurance, depreciation, professional fees, investor relations fees and bad debt expense.  General and administrative expenses for the six months ended June 30, 2011 increased to $1,933,639 from $1,685,909 for the same period in 2010, an increase of 14.7%. The increase is primarily attributable to increased payroll and operating expenses due to increased activity in all of our platforms.

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

Interest Expense

Interest expense decreased to $(13,134) during the six months ended June30, 2011 as compared to $(51,630) during the same period in the prior year as a result of the conversion of $1,444,800 of related party notes payable in May 2010 and principal payments made on our note payable to the bank .

Change in Fair Value of Warrant Liability

We recognized other income for a change in fair value of our warrant liability of $29,791 during the six months ended June 30, 2011 related to warrants issued in connection with a Financing Arrangement in May 2011 as further discussed below.

Net Loss

Net loss for the six months ended June 30, 2011was $(1,247,223) which is fairly consistent with the net loss of $(1,283,817) for the same period in 2010.  As discussed above, although gross profit increased over the prior quarter due to increased revenue and interest expense declined as a result of the conversion of debt in 2010, this was offset by an increase in operating expenses attributable to increased headcount and sales and marketing expenses.

Capital Resources and Liquidity

 Our cash position was $2,091,988 as of June 30, 2011 as compared to $1,503,105 as of December 31, 2010, an increase of $588,883.  Cash used for operating activities was $(2,243,665) during the six months ended June 30, 2011 and was primarily a result of our net loss during the period of $(1,247,223) and prepayment of future marketing and other expenses of $(1,234,066).  Cash provided by financing activities was $2,832,548 during the six months ended June 30, 2011 primarily as a result of net proceeds of $3,007,473 received from the issuance of common and preferred stock and warrants and exchange of promissory notes in a financing arrangement as further discussed below.  This was offset by scheduled principal payments of $(175,330) on our bank note payable.

Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(15,399,415) as of June 30, 2011.  Continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth targets while maintaining current fixed expense levels. Cost reductions were implemented during 2010 through headcount and overhead cost reductions. Cash provided by operations is relied upon to satisfy the Company’s projected working capital, capital expenditure needs and debt obligations through June 30, 2012.

On May 24, 2011 and May 26, 2011, the Company entered into Subscription Agreements (the “Agreements”) with certain investors (the “Investors”) whereby it sold an aggregate of 328 units (the “Units”) at a purchase price of $10,000 per Unit (the “Offering”) for an aggregate purchase price of $3,280,000. Of the gross proceeds received, (i) $500,000 was received on May 11, 2011 under a promissory note that was contractually exchangeable into 50 Units under the Offering, and (ii) $50,000 was received for the purchase of 5 Units from the Company’s Chief Executive Officer. Each Unit consisted of either (i) 30,303 shares of the Company’s common stock or (ii) one share of the Company’s recently designated Series A Preferred Stock, which is convertible into 30,303 shares of Common Stock, plus a five-year warrant to purchase 18,182 shares of Common Stock for $9,091 or $0.50 per linked Common Share (the “Warrants”).

As a result of the Offering, Investors who purchased 230 Units elected to receive preferred stock and Investors who purchased 98 Units elected to receive Common Stock. Accordingly, the Company issued (i) 2,969,694 shares of Common Stock, (ii) 230 shares of Series A Preferred Stock, which are linked by conversion to 6,969,690 shares of Common Stock and (iii) 328 Warrant Contracts that are linked by exercise to an aggregate of 5,963,696 shares of Common Stock.

Direct expenses associated with the Offering amounted to $290,127 and included (i) placement agent, legal and other fees for cash of $272,527 and (ii) a warrant to the placement agent to purchase 100,000 shares of Common Stock under the same terms and conditions as the Warrants, which had a fair value of $17,600. Accordingly, net cash proceeds from the Offering amounted to $3,007,473.

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

On July 15, 2008, IZEA entered into a $1,000,000 Loan and Security Agreement (“Note Payable”) with Silicon Valley Bank, with an interest rate of 8% per annum, payable monthly.  Interest only was payable through December 31, 2008.  Repayment of principal is due in thirty-six consecutive equal monthly installments beginning in January 2009, or approximately $333,333 per year through December 31, 2011. The Note Payable is secured by all assets of IZEA. The principal balance outstanding on the note payable was $250,000 at March 31, 2011 and will be repaid during fiscal 2011.

On September 23, 2009, February 25, 2010 and April 16, 2010 IZEA entered into unsecured convertible promissory notes (“Convertible Notes”) with IZEA’s then current preferred stockholders to fund operations until alternative financing could be closed.  Proceeds under the Convertible Notes totaled $798,561, $300,000 and $300,000 respectively for a total of $1,398,561. The Convertible Notes were senior to all obligations other than the debt owed to Silicon Valley Bank, and accrued interest at the rate of 8% per annum.  In May 2010, all of the holders of the Convertible Notes converted their $1,444,800 notes payable (including accrued interest) into 4,721,563 shares of IZEA’s newly created Series A-2 Preferred Stock in connection with the sale of Series A-2 Preferred Stock.

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

The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

IZEA HOLDINGS, INC. a Nevada corporation

September 9, 2011	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

September 9, 2011	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)