Form 10-Q
period 2011-09-30
IZEA Holdings, Inc.
filed 2011-11-08
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 4, 2011, there were 38,645,095 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

Quarterly Report on Form 10-Q for the period ended September 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IZEA Holdings, Inc.
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets

Current:
Cash and cash equivalents	$1,095,103	$1,503,105
Accounts receivable	883,004	391,114
Prepaid expenses and other current assets	742,672	63,673

Total current assets	2,720,779	1,957,892

Property and equipment, net	164,733	140,918

Other assets:
Intangible assets, net	21,983	3,795
Security deposits	21,038	8,340

Total assets	$2,928,533	$2,110,945

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$886,127	$636,864
Accrued payroll	140,251	81,014
Unearned revenue	1,471,852	1,097,466
Current portion of notes payable	112,614	351,568

Total current liabilities	2,610,844	2,166,912

Notes payable, less current portion	31,746	10,569
Deferred rent	—	9,220
Warrant liability	1,011,399	—

Total liabilities	3,653,989	2,186,701

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 2,958,786 shares authorized; 0 and 762,907 shares issued and outstanding (liquidation preference at December 31, 2010, $1,070,473)	—	76
Series A-1 convertible preferred stock; $.0001 par value; 3,609,326 shares authorized; 0 and 778,307 shares issued and outstanding (liquidation preference at December 31, 2010, $2,221,992)	—	78
Series A-2 convertible preferred stock; $.0001 par value; 13,099,885 shares authorized; 0 and 12,259,334 shares issued and outstanding (liquidation preference at December 31, 2010, $10,674,017)	—	1,226
Series A common stock; $.0001 par value; 24,832,003 shares authorized; 0 and 504,270 shares issued and outstanding	—	50
Series B nonvoting common stock; $.0001 par value; 500,000 shares authorized, 0 and 500,000 issued and outstanding	—	50
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 230 and 0 shares issued and outstanding	—	—
Common stock, $.0001 par value; 500,000,000 shares authorized; 38,645,095 and 0 issued and outstanding	3,864	—
Additional paid-in capital	16,261,469	14,074,956
Accumulated deficit	(16,990,789)	(14,152,192)

Total stockholders’ deficit	(725,456)	(75,756)

Total liabilities and stockholders’ deficit	$2,928,533	$2,110,945

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$1,052,675	$823,030	$2,821,354	$2,249,891
Cost of sales	483,729	442,832	1,306,463	1,192,043

Gross profit	568,946	380,198	1,514,891	1,057,848

Operating expenses:
General and administrative	1,950,248	884,692	3,883,887	2,570,601
Sales and marketing	249,888	180,586	526,112	404,272

Total operating expenses	2,200,136	1,065,278	4,409,999	2,974,873

Loss from operations	(1,631,190)	(685,080)	(2,895,108)	(1,917,025)

Other income (expense):
Interest income (expense), net	(3,964)	(9,058)	(17,060)	(60,654)
Change in fair value of warrant liability	43,780	—	73,571	—
Other income (expense), net	—	—	—	(276)

Total other income (expense)	39,816	(9,058)	56,511	(60,930)

Net loss	$(1,591,374)	$(694,138)	$(2,838,597)	$(1,977,955)

Weighted average common shares outstanding – basic and diluted	38,378,808	645,602	19,748,591	645,602

Loss per common share – basic and diluted	$(0.04)	$(1.08)	$(0.14)	$(3.06)

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2011
(unaudited)

IZEA, Inc.

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series A Common Stock		Series B Nonvoting Common Stock
	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt

Balance, December 31, 2010	762,907	$76	778,307	$78	12,259,334	$1,226	504,270	$50	500,000	$50
Exercise of stock options	—	—	—	—	—	—	14,822	—	—	—
Reverse merger and recapitalization	(762,907)	(76)	(778,307)	(78)	(12,259,334)	(1,226)	(519,092)	(50)	(500,000)	(50)

Balance, September 30, 2011	—	—	—	—	—	—	—	—	—	—

IZEA Holdings, Inc.

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amt	Shares	Amt	Capital	Deficit	(Deficit)

Balance, December 31, 2010	—	$—	—	$—	$14,074,956	$(14,152,192)	$(75,756)

Reverse merger and recapitalization	—	—	35,000,000	3,500	(2,020)	—	—
Sale of common and preferred stock and warrants and exchange of promissory note, net of offering costs and beneficial conversion feature	230	—	3,121,210	312	3,057,161	—	3,057,473
Fair value of warrants issued in offering	—	—	—	—	(1,083,210)	—	(1,083,210)
Exercise of stock options	—	—	23,885	2	1,597	—	1,599
Stock-based compensation shares issued in exchange for services	—	—	500,000	50	164,950	—	165,000
Stock-based compensation expense	—	—	—	—	48,035	—	48,035
Net loss	—	—	—	—	—	(2,838,597)	(2,838,597)

Balance, September 30, 2011	230	$—	38,645,095	$3,864	16,261,469	$(16,990,789)	$(725,456)

See accompanying notes to financial statements.

IZEA Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2011	2010

Cash flows from operating activities:
Net loss	$(2,838,597)	$(1,977,955)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	33,187	69,613
Stock-based compensation	130,535	5,192
Loss on disposal of equipment	—	608
Change in fair value of warrant liability	(73,571)	—
Cash provided by (used for):
Accounts receivable	(491,890)	(79,536)
Prepaid expenses and other current assets	(596,499)	(46,833)
Accounts payable	249,263	214,618
Accrued payroll	59,237	26,867
Unearned revenue	374,386	343,417
Deferred rent	(9,220)	—

Net cash used for operating activities	(3,163,169)	(1,444,009)

Cash flows from investing activities:
Purchase of property and equipment	(3,051)	(12,054)
Purchase of intangible asset	(20,000)	—
Security deposits	(12,698)	7,250

Net cash used for investing activities	(35,749)	(4,804)

Cash flows from financing activities:
Proceeds from the issuance of series A2 preferred stock	—	2,655,017
Proceeds from issuance of convertible notes payable	—	600,000
Proceeds from issuance of promissory note	500,000	—
Proceeds from issuance of common and preferred stock and warrants, net	2,557,473	—
Proceeds from exercise of stock options	1,599	918
Payments on notes payable	(268,156)	(250,000)

Net cash provided by financing activities	2,790,916	3,005,935

Net (decrease) increase in cash and cash equivalents	(408,002)	1,557,122
Cash and cash equivalents, beginning of year	1,503,105	515,446

Cash and cash equivalents, end of period	$1,095,103	$2,072,568

Supplemental cash flow information:
Cash paid during year for interest	$18,866	$57,965

Non-cash financing and investing activities:
Acquisition of assets through capital lease	$50,379	$—
Series A2 Preferred Stock issued for conversion of notes payable plus accrued interest	—	1,444,800
Promissory note exchanged in financing arrangement	$500,000	$—
Fair value of warrants issued	$1,084,970	$—
Value of common stock issued for prepaid services	$82,500
See accompanying notes to financial statements.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the consolidated statement of stockholders' deficit for the nine months ended September 30, 2011 and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date and included in our Form 8-K dated May 12, 2011. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included herein.

Nature of Business and Reverse Merger and Recapitalization
IZEA, Inc. (“IZEA”) is the leading marketplace for consumer generated advertising, connecting advertisers with content creators such as bloggers, tweeters and other consumer content creators in order to develop and distribute compelling content throughout the blogosphere and social networks. Advertisers compensate content creators to promote their products, services and websites. IZEA is headquartered in Orlando, Florida, and was incorporated as PayPerPost, Inc. in the State of Florida in February 2006. Effective September 19, 2006, IZEA was reorganized and incorporated in the State of Delaware. Effective November 2, 2007, PayPerPost, Inc. changed its name to IZEA, Inc.

On May 12, 2011, IZEA, Inc. entered into a Share Exchange Agreement (the “Exchange”) with a public shell company, IZEA Holdings, Inc., formerly known as Rapid Holdings, Inc, (“IZEA Holdings”).  IZEA’s shareholders transferred all of their issued and outstanding common and preferred shares of IZEA in exchange for shares of common stock of IZEA Holdings as more fully described in Note 3. Such Exchange caused IZEA to become a wholly-owned subsidiary of IZEA Holdings and IZEA shareholders became the majority shareholders of IZEA Holdings. The Exchange is being accounted for as a reverse-merger and recapitalization and IZEA is considered the accounting acquirer for accounting purposes and IZEA Holdings the acquired company.  The business of IZEA became the business of IZEA Holdings. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of IZEA and are recorded at the historical cost basis of IZEA.

Principles of Consolidation
The consolidated financial statements include the accounts of the IZEA Holdings as of the date of the reverse merger, and its wholly owned subsidiary, IZEA (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The Company has incurred significant losses from operations since inception and has an accumulated deficit of $16,990,789 as of September 30, 2011.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth targets while maintaining current fixed expense levels. However, it will have additional expenses related to now being a public company. As a result of the approximately $3.0 million of net proceeds received from the sale of stock units (see Note 4) , the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through September 30, 2012.

However, if cash provided by operations is not sufficient, management plans to obtain additional debt or equity financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company's common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict the Company's ability to grow and may reduce its ability to continue to conduct business operations. There are no assurances that the Company will be successful in meeting its cash flow requirements,. However, management is confident that, if necessary, there are alternatives available to fund operations and meet cash requirements through September 30, 2012.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash and Cash Equivalents and Concentration
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at September 30, 2011 approximated $767,000.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are not bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has not recorded a reserve for doubtful accounts at December 31, 2010 and September 30, 2011.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At September 30, 2011, two customers, each of whom accounted for more than 10% of the Company’s accounts receivable, accounted for 28% of total accounts receivable in aggregate.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Equipment	3 years
Furniture and fixtures	10 years
Software	3 years
Leasehold improvements	3 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is reported as other income or expense. Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $10,788 and $18,402, respectively. Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $29,615 and $66,767, respectively.

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

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Standards Codification on Principal Agent Considerations. The Company records its revenue on the gross amount earned since the Company generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended September 30, 2011 and 2010 were approximately $148,000 and $149,000, respectively, and are included in sales and marketing expense in the accompanying Statements of Operations. Advertising expense charged to operations for the nine months ended September 30, 2011 and 2010 were approximately $367,000 and $309,000, respectively, and are included in sales and marketing expense in the accompanying Statements of Operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2007 through 2010.

Preferred Stock
The Company accounts for its preferred stock under the provisions of Accounting Standards Codification on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires an issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. The Company determined that IZEA's preferred stock outstanding prior to May 12, 2011 did not meet the criteria requiring liability classification as its obligation to redeem these instruments was not based on an event certain to occur. The Series A Preferred Stock of the Company issued in May 2011 does not have a redemption feature. Future changes in the certainty of the Company’s obligation to redeem these instruments could result in a change in classification.

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

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The Company uses the market approach to measure fair value of its Level 1 financial assets, which include cash equivalents of $1,015,990 and $1,163,062 at September 30, 2011 and December 31, 2010 , respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of September 30, 2011 (see Note 5).

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, other receivables, accounts payable, and accrued expenses. The fair value of the Company’s notes payable approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan (the “Plan” – see Note 6) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award issued under the Plan on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted during the nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expected term	5--10 years	none	5--10 years	4 years
Average volatility range	53.86%--53.97%	none	53.86%--55.03%	57.56%
Risk free rate range	1.98%--3.00%	none	1.84%--3.17%	3.22%
Expected dividends	0	0	0	0

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Current average expected forfeiture rates were 20.34% and 25.21% during the nine months ended September 30, 2011 and 2010, respectively. There were no options issued during the three months ended September 30, 2010.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

 Non-employee Stock-Based Compensation
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring , or in Conjunction with Selling Goods or Services,” now ASC 505 and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718.

Segment Information
The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.

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

NOTE 2.     NOTES PAYABLE

Note Payable – Bank
On July 15, 2008, IZEA entered into a $1,000,000 Loan and Security Agreement (“Note Payable”) with Silicon Valley Bank, with an interest rate of 8% per annum, payable monthly.  Interest only was payable through December 31, 2008.  Repayment of principal is due in thirty-six consecutive equal monthly installments, or approximately $333,333 per year, beginning in January 2009 through December 31, 2011. The Note Payable is secured by all assets of IZEA. The principal balance outstanding on the Note Payable was $83,333 and $333,333 at September 30, 2011 and December 31, 2010, respectively.

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

Capital Lease
During 2010 and 2011, IZEA entered into capital leases for equipment which expire in June 2012 and August 2014, respectively. The balance outstanding under the leases included in the current and long-term portion of notes payable on the accompanying balance sheet was $61,027 and $28,804 at September 30, 2011 and December 31, 2010, respectively.

NOTE 3.    STOCKHOLDERS' EQUITY

Pre-Reverse Merger Transactions
On September 21, 2006, IZEA issued 762,907 shares of Series A Preferred Stock with a par value of $0.0001 for $3,000,000 less issuance costs of $23,000. Series A Preferred stockholders were entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.0236 per share subject to adjustment in accordance with certain anti-dilution provisions. Such dividends accrued from day to day whether or not they have been declared or whether or not there were funds legally available to the Company for payment. At December 31, 2010, dividends of $770,498 had accrued but had not been declared; therefore, no provision for the Series A Preferred Stock dividends was included in these financial statements.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

During 2007, IZEA issued a total of 778,307 shares of Series B Preferred Stock with a par value of $0.0001 for $7,025,000, less issuance costs of $72,612. On May 10, 2010, IZEA renamed its Series B Preferred Stock to Series A-1 Preferred Stock. All rights and preferences under the renamed Series A-1 Preferred Stock remained the same.  Series A-1 Preferred stockholders were entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.05415 per share subject to adjustment in accordance with certain anti-dilution provisions.  Such dividends accrued whether or not they have been declared or whether or not there were funds legally available to IZEA, Inc. for payment.  At December 31, 2010, dividends of $1,519,493 had accrued but had not been declared; therefore, no provision for Series A-1 Preferred Stock dividends was included in these financial statements.

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
On May 10, 2010, IZEA issued a total of 7,537,771 shares of Series A-2 Preferred Stock with a par value of $0.0001 for consideration of $2,713,600 less issuance costs of $54,046. Series A-2 Preferred stockholders are entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.80 subject to adjustment in accordance with certain anti-dilution provisions on such shares of Series A-2 Preferred Stock. Such dividends accrued whether or not they have been declared or whether or not there were funds legally available to IZEA for payment.  At December 31, 2010, dividends of $9,807,467 had accrued but had not been declared; therefore, no provision for the Series A-2 Preferred stock dividends was included in these financial statements.

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

Reverse Merger Transaction
On May 12, 2011, IZEA and its shareholders entered into a Share Exchange Agreement (the “Exchange Agreement”) with IZEA Holdings, Inc., formerly known as Rapid Holdings, Inc., a publicly traded shell company incorporated as a Nevada Corporation on March 22, 2010.  At the closing of the exchange, each share of IZEA’s Series A, A-1 and A-2 preferred stock and Series A and Series B common stock issued and outstanding immediately prior to the closing of the exchange was exchanged for the right to receive shares of common stock of IZEA Holdings. Accordingly, an aggregate of 22,500,000 shares of IZEA Holdings common stock were issued to the IZEA shareholders. Additionally, immediately prior to the exchange, IZEA had outstanding options to purchase an aggregate of 3,712,365 shares of common stock and an outstanding warrant to purchase 3,324 shares of Series A-1 common stock (See Note 2). Upon the closing of the exchange, the Company canceled the options of IZEA and authorized the issuance of the same number of options to these option-holders pursuant to its newly created 2011 Equity Incentive Plan (see Note 6). Furthermore, upon closing of the exchange, the Company assumed the outstanding warrants of IZEA.

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

Stock Issued for Services
On May 24, 2011, the Company entered into an investor relations agreement with a consulting company to provide investor

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

relations services for two months beginning September 1, 2011 (as amended). In accordance with the agreement, the Company paid $1,190,000 in cash with proceeds from the May 2011 Offering and issued 500,000 shares of common stock valued at $165,000 based on $0.33 per common share in August 2011.  A total of $677,500 was expensed and included in general and administrative expense in the accompanying Statements of Operations during the three months ended September 30, 2011. The remaining $677,500 is included in prepaid expenses and other current assets in the accompanying Balance Sheet as of September 30, 2011.

NOTE 4.    FINANCING ARRANGEMENT

On May 24, 2011, May 26, 2011 and August 15, 2011, the Company entered into Subscription Agreements (the “Agreements”) with certain investors (the “Investors”) whereby it sold an aggregate of 333 units (the “Units”) at a purchase price of $10,000 per Unit (the “May 2011 Offering”) for an aggregate purchase price of $3,330,000. Of the gross proceeds received, (i) $500,000 was received on May 11, 2011 under a promissory note that was contractually exchangeable into 50 Units under the Offering, and (ii) $50,000 was received for the purchase of 5 Units from the Company’s Chief Executive Officer. Each Unit consisted of either (i) 30,303 shares of the Company’s common stock or (ii) one share of the Company’s recently designated Series A Preferred Stock, which is convertible into 30,303 shares of common stock (See Note 3), plus a five-year warrant to purchase 18,182 shares of common stock for $9,091 or $0.50 per linked Common Share (the “Warrants”).

As a result of the May 2011 Offering, Investors who purchased 230 Units elected to receive preferred stock and Investors who purchased 103 Units elected to receive common stock. Accordingly, the Company issued (i) 3,121,210 shares of common stock, (ii) 230 shares of Series A Preferred Stock, which are linked by conversion to 6,969,690 shares of common stock, and (iii) 333 Warrant Contracts that are linked by exercise to an aggregate of 6,054,606 shares of common stock.

Direct expenses associated with the May 2011 Offering amounted to $290,127 and included (i) placement agent, legal and other fees for cash of $272,527, and (ii) a warrant to the placement agent and its affiliates to purchase 100,000 shares of common stock under the same terms and conditions as the Warrants, which had a fair value of $17,600. Accordingly, net cash proceeds from the May 2011 Offering amounted to $3,057,473.

The Company entered into registration rights agreements (the “Registration Rights Agreement”) with the Investors in the May 2011 Offering, pursuant to which the Company agreed to file a “resale” registration statement with the SEC covering the shares of common stock issuable upon conversion of Series A Preferred Stock and the shares of common stock underlying the Warrants within six (6) months after the final closing date of the May 2011 Offering (i.e. February 15, 2012) (the “Filing Date”). The Company agreed to use its reasonable best efforts to have the registration statement declared effective within nine (9) months after the final closing date of the May 2011 Offering (i.e. May 15, 2012) (the “Effectiveness Deadline”) and to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144 without restriction or limitation.

Pursuant to the Registration Rights Agreement, the Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the required Filing Date that the registration statement has not been filed and (ii) following the required Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC and provided further that the Company will not be obligated to pay liquidated damages at any time following the one year anniversary of the Final Closing Date (as defined in the Registration Rights Agreements) of the May 2011 Offering. For a period of 18 months following the Final Closing Date, the Company has agreed not to file any registration statement on Form S-8 with the SEC without the approval of holders of a majority of the Shares sold in the offering.

In applying current accounting standards to the financial instruments issued in the Offering, the Company first considered the classification of the Series A Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants (including the warrants issued to the placement agent) under ASC 815 Derivatives and Hedging. The Series A Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A Preferred Stock is convertible into a fixed number of shares of common stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of common stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A Preferred Stock, it is classified as a component of stockholders’ equity. The Warrants and the placement agent warrants were also evaluated for purposes of classification. These financial instruments embody two features

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

that are not consistent with the concept of stockholders’ equity. First, the exercise price of $0.50 is subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices. This particular provision is in place for the first two years of the contractual term of five years. Second, the financial instruments extend a fair-value (defined as Black-Scholes) cash redemption right to the Investors in the event of certain fundamental transactions, certain of which are not within the control of the Company. This particular provision is a written put and current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, the Warrants and the placement agent warrant require liability classification as derivative warrants. Derivative warrants are carried both initially and subsequently at fair value with changes in fair value reflected in income (see Note 5).

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

The following table summarizes the components of the Offering, their fair values (which is further discussed later) and the allocation that was given effect in the Company's financial statements:

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Financing	Compensation	Direct Expenses	Total
Common stock and common stock equivalents:
Common stock	3,121,210	—	—	3,121,210
Common shares that are linked to other contracts:
Series A Preferred Stock	6,818,175	151,515	—	6,969,690
Warrants	5,963,696	90,910	100,000	6,154,606
	15,903,081	242,425	100,000	16,245,506
Fair value of the financial Instruments:
Common stock (1)	$1,030,000	$—	$—	$1,030,000
Series A Preferred Stock (2)	2,250,000	50,000	—	2,300,000
Warrants (3)	1,049,610	16,000	17,600	1,083,210
	$4,329,610	$66,000	$17,600	$4,413,210
Allocation of the transaction basis for accounting:
Common stock	$(700,397)	$—	$92,522	$(607,875)
Series A Preferred Stock	(825,567)	(34,421)	197,605	(662,383)
Derivative warrants	(1,049,610)	(16,000)	(17,600)	(1,083,210)
Paid-in capital (BCF)(4)	(704,426)	(15,579)		(720,005)
Compensation expense	—	16,000	—	16,000
	$(3,280,000)	$(50,000)	$272,527	$(3,057,473)

Cash consideration (expense)	$2,780,000	$50,000	$(272,527)	$2,557,473
Advances on exchange	500,000	—		500,000
	$3,280,000	$50,000	$(272,527)	$3,057,473

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

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

 The following table summarizes the Company's derivative activity for the three months ended September 30, 2011:

	Linked Common Shares	Warrant Liability Amount
Beginning balance, June 30, 2011	6,063,696	$1,037,419

Issuance of derivative warrants:
Financing arrangement in Note 4	90,910	16,000
Other transactions	10,000	1,760
Exercise or expiration	—	—
Change in fair value of warrant liability	—	(43,780)

Ending balance, September 30, 2011	6,164,606	$1,011,399

The following table summarizes the Company's derivative activity for the nine months ended September 30, 2011:

	Linked Common Shares	Warrant Liability Amount
Beginning balance, December 31, 2010	—	$—

Issuance of derivative warrants:
Financing arrangement in Note 4	6,154,606	1,083,210
Other transactions	10,000	1,760
Exercise or expiration	—	—
Change in fair value of warrant liability	—	(73,571)

Ending balance, September 30, 2011	6,164,606	$1,011,399

Changes in the fair value of derivative financial instruments are required to be recorded in income.

The derivative warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique are as follows:

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Inception Dates
	May 24 and 26, 2011	August 15, 2011	September 30, 2011
Fair market value of asset (1)	$0.33	$0.33	$0.33
Exercise price	$0.50	$0.50	$0.50
Term (2)	5.0 Years	5.0 Years	4.6--4.9 Years
Implied expected life derived from Binomial (3)	4.9 Years	4.9 Years	4.5--4.8 Years
Volatility range (4)	64.4%--95.8%	61.9%--94.7%	62.2%--93.6%
Equivalent volatility derived from Binomial (3)	76.9%	75.2%	75.2%
Risk-free rate range (5)	0.11%--1.81%	0.08%--0.99%	0.02%--0.96%
Equivalent risk-free rate derived from Binomial (3)	0.50%	0.33%	0.28%--0.33%

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

NOTE 6.     STOCK OPTIONS

In February 2007, IZEA’s Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed the Company to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with the reverse merger on May 12, 2011, IZEA canceled all of their outstanding stock options under the 2007 Plan effectively canceling the 2007 Plan. The Company simultaneously issued new options to the same employees under a new 2011 Equity Incentive Plan of IZEA Holdings, Inc. adopted on May 12, 2011 (the “May 2011 Plan”). The Company reserved for issuance an aggregate of 3,500,000 shares of common stock under the May 2011 Plan. The cancellation and replacement of the stock options under the 2007 Plan are accounted for as a modification of the terms of the canceled award. There was no incremental difference required to be recorded in the financial statements since the fair value of the canceled options exceeded the fair value of the options replaced at the date of cancellation and replacement.

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA Holdings, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 3,500,000 shares of common stock under the August 2011 Plan. As of September 30, 2011, no grants have been made under the August 2011 Plan.

Under both the plans, the Board of Directors determines the price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive stock options shall be equal to 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option shall be 110% of fair market value. The exercise price for nonqualified stock options may be less than fair market value of the stock, as determined by the Board of Directors. Unless otherwise determined by the Board of Directors at the time of grant, the right to purchase shares covered by any options under the 2011 Plan shall vest over the requisite service period as follows: one-fourth of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the remaining three-year period. The term of the options is up to 10 years.

A summary of option activity under the 2007 and 2011 Options Plans as of September 30, 2011 and for the nine months then ended is presented below:

2007 Plan
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	69,970	$1.10	2.00
Granted	3,788,620	0.03
Exercised	(14,822)	0.03
Forfeited	(50,803)	0.03
Canceled	(3,792,965)	0.05
Outstanding at May 12, 2011 (date Plan was canceled)	—	$—	—

2011 Plan
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	—	$—	—
Granted	4,775,365	0.43	—
Exercised	(23,885)	0.05	—
Canceled	(133,566)	0.08	—
Outstanding at September 30, 2011	4,617,914	$0.44	6.6
Exercisable at September 30, 2011	2,102,500	$0.39	5.8

 During the three months ended September 30, 2011, there were options exercised into 23,885 shares of our common stock for cash proceeds of $1,194. The intrinsic value of the options exercised during the three months ended September 30, 2011was $6,688. There is no aggregate intrinsic value on the exercisable, outstanding options as of September 30, 2011 since the weighted average exercise price exceeded the fair value on such date.

The following tables contain summarized information about nonvested 2007 Plan stock options outstanding at May 12, 2011 and nonvested May 2011 and August 2011 Plan stock options outstanding at September 30, 2011:

IZEA Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)

2007 Plan
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	16,851	$0.60
Granted	3,788,620	0.03
Vested	(1,895,797)	0.01
Forfeited	(50,803)	0.03
Canceled	(1,858,871)	0.02
Nonvested at May 12, 2011 (date plan was canceled)	—	$—

2011 Plan
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	—	$—
Granted	4,775,365	0.19
Vested	(2,137,700)	0.17
Forfeited	(122,251)	0.29
Nonvested at September 30, 2011	2,515,414	$0.20

Stock-based compensation expense recognized on awards outstanding during the three and nine months ended September 30, 2011 was $32,035. Stock-based compensation expense recognized on awards outstanding during the three and nine months ended September 30, 2010 was $5,192. Future compensation related to nonvested awards of $280,948 is expected to be recognized over the remaining individual vesting periods for up to five years.

NOTE 7.     RELATED PARTY TRANSACTIONS

During 2006, IZEA entered into a General Services Agreement (“GSA”) with an entity owning 100% of IZEA’s Series B common stock. The GSA consisted of the purchase of certain marketing deliverables and equipment, as well as marketing consulting services. Cash paid to this related party during the nine months ended September 30, 2011 and 2010 was approximately and $9,169 and $4,890 respectively. Expenses associated with the GSA were approximately and $20,568 and $8,867 for the nine months ended September 30, 2011 and 2010, respectively, and are included in sales and marketing expenses in the accompanying statements of operations. The contract is on a month-to-month basis until terminated by either party.

The amount due to this related party was $17,526 and $3,358 at September 30, 2011 and December 31, 2010, respectively.

As part of the Company’s exchange, as more fully discussed in Note 4, the Company sold an aggregate of $50,000 worth of Units which were sold to the Company’s Chief Executive Officer and an entity under the control of the Chief Executive Officer.

NOTE 8.     LOSS PER COMMON SHARE

Net losses were reported during the three and nine months ended September 30, 2011 and 2010.  As such, the Company excluded the impact of its potential common shares related to stock options and warrants of 4,617,914 and 6,167,930, respectively, as of September 30, 2011 in the computation of dilutive earnings per share for these periods as their effect would be anti-dilutive. Potential common shares of 6,969,690 upon conversion of preferred stock were also excluded from diluted loss per share as of September 30, 2011, since they were anti-dilutive. The Company excluded the impact of its potential common shares related to stock options and warrants of 73,470 and 3,324, respectively, as of September 30, 2010 in the computation of dilutive earnings per share for these periods as their effect would be anti-dilutive.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our expansion and development of new products and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

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

Company Overview

We are a leader in social media sponsorships ("SMS"), a rapidly growing segment within social media that connects social media publishers with advertisers. We accomplish this through our five online marketplaces: WeReward, SponsoredTweets, SocialSpark, PayPerPost and InPostLinks. Our customers include a wide range of small and large businesses, including Fortune

500 companies, as well as advertising agencies. We generate our revenue through the sale of social media sponsorships to our customers.  We fulfill these sponsorships through our marketplace platforms connecting social media publishers such as bloggers, tweeters and mobile application users.

Results of Operations for Three Months Ended September 30, 2011 Compared to September 30, 2010

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue	$1,052,675	$823,030	$229,645	27.9%
Cost of sales	483,729	442,832	40,897	9.2%
Gross profit	568,946	380,198	188,748	49.6%
Operating expenses:
General and administrative	1,950,248	884,692	1,065,556	120.4%
Sales and marketing	249,888	180,586	69,302	38.4%
Total operating expenses	2,200,136	1,065,278	1,134,858	106.5%
Loss from operations	(1,631,190)	(685,080)	(946,110)	138.1%
Other income (expense):
Interest expense, net	(3,964)	(9,058)	5,094	(56.2)%
Change in fair value of warrant liability	43,780	—	43,780	—%
Other income (expense), net	—	—	—	—%
Total other income (expense)	39,816	(9,058)	48,874	(539.6)%
Net loss	$(1,591,374)	$(694,138)	$(897,236)	129.3%

Revenues

Revenues for the three months ended September 30, 2011 increased by $229,645, or 27.9%, compared to the same period in 2010.  The increase was primarily attributable to growth of our customer base through our expanded sales force and through budget increases among existing customers in our product lines.

 Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2011 increased by $40,897, or 9.2%, compared to the same period in 2010.  The increase was primarily attributable to growth in revenue and related increase in cost of sales. Cost of sales is comprised primarily of the amounts we pay to social media publishers in the IZEA online network.  Cost of sales represented 46% of revenues for the three months ended September 30, 2011 compared to 54% of revenues for the same period in 2010.

Gross profit for the three months ended September 30, 2011 increased by $188,748, or 49.6%, compared to the same period in 2010.  Our gross margin increased to 54% for the three months ended September 30, 2011 as compared to 46% for the same period in 2010. The gross margin increase was primarily attributable to increased fees charged to manage advertising campaigns and inactivity fees, resulting in revenue for the three months ended September 30, 2011 of approximately $85,000.

Operating Expenses

Operating expenses consist of general and administrative and sales and marketing expenses.  Total operating expenses for the three months ended September 30, 2011 increased by $1,134,858, or 106.5%, compared to the same period in 2010.  The increase was primarily attributable to increased payroll and operating expenses, costs of being a public company and increases in sales and marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees and investor relations fees.  General and administrative expenses for the three months ended September 30, 2011 increased by $1,065,556 or 120.4%, compared to the same period in 2010. The increase was primarily attributable to expenses incurred for investor relations services. We paid $1,190,000 and issued 500,000 shares of common stock valued at $165,000 for investor relation services in August 2011 of which $677,500 was expensed in September 2011 and the remaining $677,500 will be expensed in the fourth quarter of 2011.

Sales and marketing expenses consist primarily of advertising, general marketing, public relations and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2011 increased by $69,302 or 38.4%, compared to the same period in 2010.  The increase was primarily attributable to increased trade show expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of warrant liability.

Interest expense during the three months ended September 30, 2011 decreased by $5,094, or 56.2%, compared to the same period in 2010 as a result of the overall reduction in our notes payable to the bank through scheduled principal payments.

We recognized other income for a change in fair value of our warrant liability of $43,780 during the three months ended September 30, 2011 related to warrants issued in connection with a Financing Arrangement as further discussed below.

Net Loss

Net loss for the three months ended September 30, 2011 was $1,591,374 compared to a net loss of $694,138 for the same period in 2010.  As discussed above, although gross profit increased over the prior quarter due to increased revenue and interest expense declined as a result of the conversion of debt in 2010, this was exceeded by an increase in operating expenses attributable to increased headcount, investor relations and other sales and marketing expenses.

Results of Operations for Nine Months Ended September 30, 2011 Compared to September 30, 2010

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue	$2,821,354	$2,249,891	$571,463	25.4%
Cost of sales	1,306,463	1,192,043	114,420	9.6%
Gross profit	1,514,891	1,057,848	457,043	43.2%
Operating expenses:
General and administrative	3,883,887	2,570,601	1,313,286	51.1%
Sales and marketing	526,112	404,272	121,840	30.1%
Total operating expenses	4,409,999	2,974,873	1,435,126	48.2%
Loss from operations	(2,895,108)	(1,917,025)	(978,083)	51.0%
Other income (expense):
Interest expense, net	(17,060)	(60,654)	43,594	(71.9)%
Change in fair value of warrant liability	73,571	—	73,571	—%
Other income (expense), net	—	(276)	276	(100.0)%
Total other income (expense)	56,511	(60,930)	117,441	(192.7)%
Net loss	$(2,838,597)	$(1,977,955)	$(860,642)	43.5%

Revenues

Revenues for the nine months ended September 30, 2011 increased by $571,463, or 25.4%, compared to the same period in 2010.   The increase was primarily attributable to growth of our customer base through our expanded sales force and through budget increases among existing customers in all of our product lines.

 Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2011 increased by $114,420, or 9.6%, compared to the same period in 2010.   The increase was primarily attributable to the growth in advertising campaigns requiring the purchase of appropriate levels of sponsorships from publishers. Cost of sales is comprised primarily of the amounts we pay to social media publishers in the IZEA online network.  Cost of sales represented 46% of revenues for the nine months ended September 30, 2011 compared to 53% of revenues for the same period in 2010.

Gross profit for the nine months ended September 30, 2011 increased by $457,043, or 43.2%, compared to the same period in 2010.  Our gross margin increased to 54% for the nine months ended September 30, 2011 as compared to 47% for the same period in 2010. The gross margin increase was primarily attributable to increase in fees charged to manage advertising campaigns and inactivity fees, resulting in revenue for the nine months ended September 30, 2011 of approximately $218,000.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the nine months ended September 30, 2011 increased by $1,435,126, or 48.2%, compared to the same period in 2010. The increase was primarily attributable to increased payroll and operating expenses, costs of being a public company and increases in sales and marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees. General and administrative expenses for the nine months ended September 30, 2011 increased by $1,313,286 or 51.1%, compared to the same period in 2010. The increase was primarily attributable to increased payroll, costs of being a public company, investor relations costs and operating expenses due to increased activity in our platforms. We paid $1,190,000 and issued 500,000 shares of common stock valued at $165,000 in August 2011 for investor relation services of which $677,500 was expensed in September 2011 and the remaining $677,500 will be expensed in the fourth quarter of 2011.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the nine months ended September 30, 2011 increased by $121,840 or 30.1%, compared to the same period in 2010.   The increase was also attributable to marketing of our increased focus on our SocialSpark, SponsoredTweets and WeReward platforms.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of warrant liability.

Interest expense during the nine months ended September 30, 2011 decreased by $43,594 compared to the same period in 2010 as a result of the conversion of $1,444,800 of related party notes payable in May 2010 and principal payments made on our note payable to the bank.

We recognized other income for a change in fair value of our warrant liability of $73,571 during the nine months ended September 30, 2011 related to warrants issued in connection with a Financing Arrangement as further discussed below.

Net Loss

Net loss for the nine months ended September 30, 2011was $2,838,597 which increased from the net loss of $1,977,955 for the same period in 2010,   As discussed above, although gross profit increased over the prior quarter due to increased revenue and interest expense declined as a result of the conversion of debt in 2010, this was exceeded by an increase in operating expenses attributable to increased headcount, public company and investor relations costs, and other sales and marketing expenses.

Liquidity and Capital Resources

Our cash position was $1,095,103 as of September 30, 2011 as compared to $1,503,105 as of December 31, 2010, a decrease of $408,002.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $16,990,789 as of September 30, 2011.

To date we have financed our operations through internally generated revenue from operations, the sale of our equity and the issuance of notes and loans from shareholders. From May until August 2011, we raised an aggregate of $3,330,000 through the sale of 330 units consisting of either (i) 30,303 shares of our common stock, or (ii) one share of our recently designated Series A Preferred Stock, which is convertible into 30,303 shares of common stock, plus a five-year warrant to purchase 18,182 shares of common stock for $9,091 or $0.50 per linked common share (the “May 2011 Offering”). Of the gross proceeds received, (i) $500,000 was received under a promissory note that was contractually exchangeable into 50 units under the May 2011 Offering, and (ii) $50,000 was received for the purchase of 5 units from our Chief Executive Officer. As a result of the offering, investors who purchased 230 units elected to receive preferred stock and investors who purchased 103 Units elected to receive common stock. Accordingly, we issued (i) 3,121,210 shares of common stock, (ii) 230 shares of Series A Preferred Stock, which are linked by conversion to 6,969,690 shares of common stock, and (iii) 333 Warrant Contracts that are linked by exercise to an aggregate of 6,054,606 shares of common stock Direct expenses associated with the offering amounted to $290,127 and included (i) placement agent, legal and other fees for cash of $272,527, and (ii) a warrant to the placement agent to purchase 100,000 shares of common stock under the same terms and conditions as the warrants. Accordingly, net cash proceeds from the May 2011 Offering amounted to $3,057,473.

We entered into registration rights agreements (the “Registration Rights Agreement”) with the investors in the May 2011 Offering (the "Investors"), pursuant to which we agreed to file a “resale” registration statement with the SEC covering the shares of common stock issuable upon conversion of Series A Preferred Stock and the shares of common stock underlying the Warrants within six (6) months after the final closing date of the May 2011 Offering (i.e. February 15, 2012) (the “Filing Date”). We agreed to use our reasonable best efforts to have the registration statement declared effective within nine (9) months after the final closing date of the May 2011 Offering (i.e. May 15, 2012) (the “Effectiveness Deadline”) and to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144 without restriction or limitation. Pursuant to the Registration Rights Agreement, we are obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the required Filing Date that the registration statement has not been filed and (ii) following the required Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that we shall not be obligated to pay any such liquidated damages if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided we register at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC and provided further that we will not be obligated to pay liquidated damages at any time following the one year anniversary of the Final Closing Date (as defined in the Registration Rights Agreements) of the May 2011 Offering.

On May 24, 2011, we entered into an investor relations agreement with a consulting company to provide investor relations services for two months beginning September 1, 2011 (as amended). We paid $1,190,000 in cash with proceeds from the May 2011 Offering and issued 500,000 shares of our common stock valued at $165,000 based on $0.33 per common share in August 2011.

On July 15, 2008, we entered into a $1,000,000 Loan and Security Agreement (“Note Payable”) with Silicon Valley Bank, with an interest rate of 8% per annum, payable monthly.  Interest only was payable through December 31, 2008.  Repayment of principal is due in thirty-six consecutive equal monthly installments beginning in January 2009, or approximately $333,333 per year through December 31, 2011. The Note Payable is secured by all assets of IZEA. The principal balance outstanding on the note payable was $83,333 at September 30, 2011 and is required to be repaid in full during fiscal 2011.

Although our net revenues and proceeds from the May 2011 Offering are currently sufficient to fund our operating expenses until September 30, 2012, we may be required to raise additional funds in the future particularly if we are unable to generate positive cash flow as a result of our operations or require additional capital to expand our operations. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Our ability to continue as a going concern is dependent upon attaining profitable operations through achieving revenue growth targets while lowering other expense levels.

Cash used for operating activities was $3,163,169 during the nine months ended September 30, 2011 and was primarily a result of our net loss during the period of $2,838,597.  Cash provided by financing activities was $2,790,916 during the nine months ended September 30, 2011 primarily as a result of net proceeds of $3,057,473 received from the issuance of common and preferred stock and warrants and exchange of promissory notes in a financing arrangement as further discussed above offset by principal payments of $268,156 on our bank note payable and capital leases.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Accounts receivable are customer obligations due under normal trade terms and are typically considered collectible since most customers are not bound by contract and are required to fund us for all the costs of an “opportunity”, defined as an order created by an advertiser for a blogger to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have not recorded a reserve for doubtful accounts at December 31, 2010 and September 30, 2011.

Revenue consists of content creator fees, service fees to establish and maintain advertiser accounts, and listing fees associated with advertiser “opportunities”. Revenue is recognized when opportunities are posted on our websites and when related payments are made to the content creators after their content has been listed for the requisite period. Customers prepay for the Company’s services, which are recorded as unearned revenue. We recognize revenue in accordance with Accounting Standards Codification on Principal Agent Considerations. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, establish the pricing and determine the service specifications.

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model.  Options vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options  vesting monthly, in equal increments over the remaining three-year period  and generally have ten-year contract lives.  We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, we separate the grants into homogeneous groups and analyzes the assumptions for each group.

We account for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the our objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

We record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt and equity instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized a) for convertible debt as interest expense over the term of the debt, using the effective interest method or b) for preferred stock as dividends at the time the stock first becomes convertible.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.  Based on the results of that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2011, management concluded that our internal controls over financial reporting were not effective and resulted in a material weakness due to the incompletion of our assessment of the accounting impact of the issuance of complex and non-standard debt and equity instruments in May 2011. To address the material weakness related to the accounting and disclosure for complex and non-standard debt and stockholders' equity transactions, we implemented the use of new software and research tools and retained the services of qualified individuals who can comprehensively review the accounting and disclosure implications of such transactions on a timely basis.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2011, we issued 500,000 shares of common stock in consideration for investor relations services. The shares were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities laws.

On August 15, 2011, we issued an aggregate of 5 units from the May 2011 Offering, each unit consisting of 30,303 shares of common stock, and a warrant to purchase 18,182 shares of common stock for aggregate gross proceeds of $50,000.   In connection with the aforesaid issuance and sale, we issued 151,515 share of common stock along with warrants to purchase 90,910 shares of the common stock, with the same terms as the warrants issued to the investors in the May 2011 Offering. The units were all sold and issued only to “accredited investors,” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities laws.

On September 2, 2011, we issued 23,885 shares of our common stock upon exercise of a stock option for cash proceeds of $1,194. The shares were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4 - (REMOVED AND RESERVED)

N/A

ITEM 5 - OTHER INFORMATION

(a) Form 8-K Information

On August 22, 2011, we adopted the 2011 B Equity Incentive Plan of IZEA Holdings, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 3,500,000 shares of common stock under the August 2011 Plan.  A copy of the August 2011 Plan is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is hereby incorporated by reference.

On July 30, 2011, we entered into an employment agreement with Ryan Schram pursuant to which Mr. Schram will serve as our Chief Marketing Officer. Pursuant to the employment agreement with Mr. Schram, Mr. Schram will serve as our Chief Marketing Officer until December 31, 2014 subject to renewal in consideration for an annual salary of $230,000. Mr. Schram also received a signing bonus of $12,000 and will be eligible for a bonus and override bonus based on meeting certain performance indicators set forth in the employment agreement.
The employment agreement also provides that Mr. Schram shall be an observer of our board of directors and that under certain conditions shall either be appointed or nominated to the board of directors.

We also issued Mr. Schram an option to purchase 500,000 shares of common stock at an exercise price of $0.50 per share, which will vest in equal monthly installments over a period of four years beginning one year from the date of issuance. Mr. Schram will also be eligible for to receive, at the discretion of the board, option grants to purchase up to 500,000 shares of common stock, vesting in equal monthly installments, each year starting December 31, 2012, based on meeting the performance indicators set forth in the employment agreement. If terminated for any reason other than death, disability or cause, of if Mr. Schram resigns for good reason (as defined in the employment agreement), Mr. Schram shall be entitled to a severance of 6 months current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his title and responsibilities, will be deemed good reason under the employment agreement.
The foregoing summary is subject to and qualified in its entirety by the employment agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

ITEM 6 – EXHIBITS

10.1	2011 B Equity Incentive Plan of IZEA Holdings, Inc.
10.2	Employment Agreement between IZEA Holdings, Inc. and Ryan Schram as of July 30, 2011
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101**
The following materials from IZEA Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

*
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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

IZEA HOLDINGS, INC. a Nevada corporation

November 8, 2011	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

November 8, 2011	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)