Form 10-K
period 2011-12-31
IZEA Holdings, Inc.
filed 2012-03-28
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Orange Avenue
Suite 412
Orlando, FL 32801
(Address of principal executive offices)

Issuer’s telephone number:   (407) 674-6911

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐   No   ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $54,340,429 based on the closing bid price of such common equity of $3.25 per share on that date. All executive officers and directors of the registrant and all 10% or greater shareholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 23, 2012, there were 38,670,427 shares of our common stock outstanding.

Annual Report on Form 10-K for the period ended December 31, 2011

PART I

ITEM 1 - BUSINESS

Introduction

IZEA, Inc. (the “Registrant”) through its wholly owned subsidiary, IZEA Innovations, Inc. (“IZEA” and together with the Registrant, “we”, “our”, “us”, or the “Company”) is a world leader in social media sponsorships ("SMS"), a rapidly growing segment within social media, where a company compensates a social media publisher to share sponsored content within their social network. Our mission is to empower everyone to value and exchange content, creativity and influence.

The Registrant, formerly known as IZEA Holdings, Inc. and before that, Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, we completed a share exchange pursuant to which we acquired all of the capital stock of IZEA which became our wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, we discontinued our former business and continued the social media sponsorship business of IZEA as our sole line of business. On November 23, 2011, our name changed from "IZEA Holdings, Inc." to "IZEA, Inc." and the name of our subsidiary, IZEA, changed from "IZEA, Inc." to "IZEA Innovations, Inc."

The share exchange was accounted for as a reverse-merger and recapitalization where IZEA is the acquirer for accounting purposes and we are the acquired company.  Accordingly, IZEA's historical financial statements for periods prior to the acquisition have become ours retroactively restated for, and giving effect to, the number of shares received in the share exchange.  The assets, liabilities and accumulated earnings, along with operations, reported in the financial statements prior to the share exchange are those of IZEA and are recorded at the historical cost basis.

Our Company

We accomplish Social Media Sponsorships (SMS) by operating multiple marketplaces that include our premier platforms SocialSpark, SponsoredTweets and WeReward, as well as our legacy platforms PayPerPost and InPostLinks. Our premier platforms are the focus of our current business for which we are actively developing new features. Our legacy platforms are those that we still maintain but for which we have ceased to provide new features. We generate our primary revenue through the sale of SMS to our advertisers.  We fulfill the SMS through our marketplace platforms by connecting our social media publishers such as bloggers, tweeters and mobile application users with our advertisers.

Our platforms take the concepts of product placement and endorsements commonly found in movies, television and radio and apply them to the social web. We democratize the brand sponsorship process, allowing everyone from college students and stay at home moms to celebrities an opportunity to monetize their content, creativity and influence in social media.

We believe that we pioneered the concept of a marketplace for SMS in 2006 and have focused on the scalable monetization of social media ever since. We compensate bloggers, tweeters and mobile promoters (our social media publisher-partners) to share information about companies, products, websites and events within their social media content streams. Advertisers benefit from buzz, traffic, awareness and sales. Social media publishers earn cash, points and product samples.

Each platform we operate is designed to facilitate SMS transactions in a way that is natural to its specific media format. Advertisers can utilize a single platform to fill a specific need or combine platforms with each other to execute an integrated social media campaign. All of our platforms can be activated and used in a self-serve fashion or with the assistance of our account management team.

We streamline the process of completing SMS through our proprietary technology, creating efficiencies and economies of scale for both advertisers and social media publishers. We utilize a common design methodology in each platform, which we have honed over our five years of operations. Each platform provides advertisers with access to a large network of publishers, workflow management, content control, payment processing, performance tracking and legal compliance. This methodology enables us to offer the most monetization opportunities to our publishers through a marketplace that provides an integrated FTC compliance framework, work-flow management, and automated transaction processing. In particular, the integrated FTC compliance framework requires publishers to provide disclosure to their readers with respect to the sponsored nature of the content and allows advertisers to review the content for FTC compliance, among other things.

We do not have any contracts with any social media platform. Currently, access to the social media platforms that we connect with is through publicly available application program interfaces that allow the integration of our platform with the social media platform without the need to separately negotiate and enter into a contract.

We believe the value proposition we offer to both advertisers and social media publishers strengthens our position as a trusted partner and allows us to derive revenue from both customer bases. As more brand advertisers utilize our marketplaces, we thereby increase the breadth and depth of monetization opportunities for publishers, attracting more publishers and further enhancing the value of our service advertisers.

Our Platforms

Below is an overview of our platforms:

•   SocialSpark is our premier blog marketing platform. Through SocialSpark, we provide robust targeting and detailed analytics to advertisers. The site allows advertisers to develop large lists of high-quality blogs based on various criteria, such as relevancy, traffic and demographic data. The platform also enables advertisers to create targeted, large-scale social media campaigns with the click of a button and to observe campaign results in real time.  SocialSpark is also used by larger brands interested in engaging in conversations with their consumer bases. This platform is an automated, scalable version of other blogger outreach services conducted by public relations agencies such as Porter Novelli, Edelman and Ketchum.

•   SponsoredTweets is an online marketplace that allows consumers to connect directly with advertisers to engage in sponsored conversations through Twitter. Marketers pay for Twitter advertising campaigns on either a cost per tweet (CPT) or cost per click (CPC) basis.  SponsoredTweets allows advertisers to hand pick individual tweeters, including celebrities, to participate in Twitter advertising campaigns. This platform is similar to Adly's celebrity endorsements.

• WeReward is a social-mobile incentive platform that allows brands to drive purchases, reward loyalty and better understand their customers.  WeReward promotes businesses, consumer products and mobile applications through our proprietary application, which can be downloaded on iPhone and Android devices. Consumers are currently able to earn  WeReward points at more than 15 million businesses in the United States.  WeReward points act as a cash rebate via PayPal to create tangible value for users. This platform is similar to CheckPoints.

• PayPerPost and InPostLinks are online marketplaces designed to facilitate search engine optimization efforts and allow advertisers to connect directly with bloggers to develop relevant blog post content and place text link advertising within blog posts. Both systems allow advertisers to compensate bloggers with cash in exchange for content and links back to websites. These platforms are similar to eBay for content generation and text link advertising.

• IZEAMedia allows our clients to place targeted display advertising next to sponsored blog content. Launched in November 2011, IZEAMedia's currently delivers approximately 50 million impressions per month.

• Staree is a mobile platform designed to help online influencers better monetize their personal social multimedia content, such as status updates, photos, and videos through SMS and display advertising. A limited beta version of this platform was launched at the 2012 Sundance Film Festival in Park City, Utah. This platform is still under development.

SocialSpark, SponsoredTweets and WeReward, our premier social media platforms released in 2008, 2009, and 2010 respectively, together represented 70%, 51% and 26% of our total revenue in the years ended December 31, 2011, 2010 and 2009, respectively. Large brand advertisers use a combination of these platforms to fulfill advertising campaigns depending on their advertising goals.

Our first product launch in 2006, PayPerPost, and complementary product InPostLinks, are legacy platforms. These products together represented 30%, 48% and 69% of our total revenue in the years ended December 31, 2011, 2010 and 2009, respectively. Revenue from these legacy products is expected to continue to decline as a percentage of our total revenue and is not the focus of our business moving forward.

A summary of our core platforms is described below:

	SocialSpark	SponsoredTweets	WeReward
Media Format	Blog Posts	Status Updates	Actions / Check-Ins
Content	Long form text/video content	Short form text content	Short form text & photo content
Best used for	• In-depth reviews • Buzz • Long term traffic generation • E-commerce "Deals"	• Short term traffic generation • Buzz • Awareness	• Driving purchases • Customer data • Short term traffic generation
Payment Model	• Cost per blog post • Cost per purchase	• Cost per tweet • Cost per click	• Cost per action
Targeting	• Blog traffic • Blog category / keywords • Blogger country	• Tweeter followers • Tweeter category / keywords • Tweeter country	• Mobile user current location • Mobile user age / sex
Metrics Gathered	• Impressions / CPM • Clicks / CPC • CTR • Cost per action / sale	• Followers / CPMF • Clicks / CPC • Engagement • Cost per action / sale	• Cost per action / sale • Revenue generated / ROI • Loyalty
Effective Media Lifespan	Years	1-2 Days	1-2 Days (media) Years (data)
Works best for	• Complex products • Distribution of embeds • Evergreen products/brands • E-commerce "Deals"	• Time sensitive product launches • Celebrity engagement • Viral content	• Driving specific actions • Customer data gathering • Building loyalty

We have more than 50,000 registered advertisers in 157 different countries, of which approximately 7,000, 6,000 and 5,000 advertisers created a social media sponsorship during 2011, 2010 and 2009, respectively. Advertisers that have used our services include top brands such as Coca-Cola, at&t, Microsoft, Kraft, HP, LG, Audi, Volvo, Hilton, Walgreens, Hershey and Sony. We have over 600,000 registered social media publishers in 179 different countries, of which approximately 81,000, 63,000 and 14,000 publishers performed an SMS transaction during 2011, 2010 and 2009, respectively, including high-profile celebrities such as Kim Kardashian, Diddy, Rainn Wilson, Mario Lopez, Tyrese, Michael Ian Black and Bow Wow.

Our total number of registered publishers may be higher than the number of our actual individual publishers because some publishers have multiple registrations, other publishers may have died or become incapacitated and others may have registered under fictitious names. Our publishers currently publish sponsored content to blogs, Twitter, Facebook and Foursquare and reach other existing platforms such as Tumblr, LinkedIn, Google and Bing through syndication of that content.

To date, we have completed over 3 million social media transactions for customers ranging from small local businesses to Fortune 50 organizations. We consider each individual sponsored blog post, tweet, action or other status update as an individual transaction so long as the publisher of that content is being compensated for such post, tweet or other status update.

We derive over 80% of our revenue from advertisers for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase or action. We derive the remaining 20% of our revenue from various service fees charged to advertisers and publishers. Service fees to advertisers include fees charged for management of advertising campaigns through our platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash out fees if a publisher wishes to be paid sponsorship fees without having met certain minimum balance thresholds and inactivity fees for dormant accounts.

Our Industry

Social media advertising was estimated to reach $1.7 billion in 2010 by Emarketer (August 2010), an independent digital intelligence firm, and is projected by Forrester Research (April 2009), an independent research company, to reach $3.1 billion by 2014. Despite the inherently conversational nature of social media, the majority of brand budgets are currently allocated towards display advertising (banner ads and text links) on social sites. While most advertisers understand the value of word of mouth marketing, peer recommendations and product reviews, few understand how to efficiently engage social media users for these purposes. Those who effectively attempt an approach are quickly limited by the amount of effort required to effectively manage and measure a truly integrated campaign.

The SMS space has been limited primarily by the current inefficiencies of the market. The social media publisher and advertiser universe is large and highly fragmented among topic, quality and platform. Despite the size of this market, most advertisers and social media publishers lack an efficient way to identify and engage each other. Instead, we believe brands have been forced to utilize a variety of highly inefficient sources and processes to navigate the complicated landscape of social media sponsorship, often resulting in low returns on their time investment or worse-yet, questionable results.

At the same time, social media publishers that would like to monetize their community are faced with significant challenges in finding quality advertisers who are motivated to sponsor them and making them aware of their blog, Twitter or Facebook profile. In addition, smaller publishers simply lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases it costs an advertiser more money to cut a check to a small publisher than the value of the sponsorship payment itself.

Further complicating the SMS process for both parties are FTC regulations around social media endorsements, IRS tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many advertisers would prefer to be “part of the conversation,” based on our experience, we believe the complexity and cost of individual social media sponsorship often deters them from doing so.

We believe that the current state of SMS represents a significant corporate opportunity for us. We address these common problems with targeted, scalable marketplaces that aggregate social media publishers and advertisers. We offer an efficient, innovative way for publishers and advertisers of all sizes to find each other and complete a sponsorship transaction.

Our Strengths

Since our inception in 2006, we have worked diligently to establish and leverage key strengths in our business model, including:

•  A culture of innovation and creativity.   We believe the only way to survive and thrive in our rapidly changing world is to change ahead of it. We are in a state of constant evolution and reinvention, this is "The IZEA Way". We have created a culture committed to innovation and creativity that challenges convention and breaks new ground. IZEA team members are protective and proud of our culture by applying its “humble, yet hungry” attitude to all facets of our business. Our people and their innovations ultimately provide us with our largest competitive advantage.

• First-mover advantage with a highly disruptive business model. We believe that by pioneering the SMS space and investing heavily in innovation and marketing, we were first to develop positive rapport among publishers and brand marketers alike. This loyalty has resulted in consistent growth of underlying revenue as well as increased participation levels across the business.

• Powerful network effect. As more brand marketers contribute opportunities into our marketplaces, we believe we will increase the breadth and depth of monetization value offered to our publisher-partners, attracting more publishers and therefore enhancing the value of our platforms to future brand clients. Our premium platforms have referral programs designed to further enhance the network effect for each publisher we sign up. Directly trackable publisher referrals represent approximately 34% of all traffic to SponsoredTweets.com and 59% of new Twitter publisher signups in 2011. Directly trackable publisher referrals are new publisher signups that we receive as the result of a current publisher sharing a unique tracking link to one of our platforms. The link allows us to determine how a new publisher learned about our platform. The referral program in SocialSpark.com has accounted for 44% of all new blog publisher sign-ups since its release in February 2011. We paid referral fees to publishers totaling $38,659 and $22,819 in 2011 and 2010. These programs amplify our marketing spending and decrease the investment required to attract new publishers.

• Scalable and leverageable operations. Our unique business model allows revenue to be derived in a variety of ways, all of which rely on our marketplace approach as a hub. We have replicated this business model across multiple new product offerings without substantially increasing our operations and support expense. Moving forward, our goal is to maintain scalable growth through new offerings in the burgeoning social-mobile category.

Our Growth Strategy

After five years of development, we believe our core platforms are market-tested and poised for significant revenue growth. Our development efforts have included assembling an industry-experienced senior management team, launching and optimizing our online marketplaces, developing a cross-platform sales force and refining our message to the market.  Key elements of our strategy to accelerate revenue growth and continue product development include:

• Bolster our sales force and locations. We expect growth of our client development team to be the primary driver of near term revenues. We intend to add additional sales personnel who receive a commission for meeting sales targets to more effectively service clients throughout the U.S. and the world. Experienced, senior team members are expected to cultivate deep relationships with agencies and brands in our recently opened New York, Los Angeles and Chicago offices as well as smaller satellite locations in key markets. We intend to add inside sales personnel to our Orlando headquarters to service smaller clients over the telephone and Internet.

• Develop strategic partnerships. Establishing strategic partnerships with companies that can provide additional growth in our base of publishers and brand advertisers. In August 2011, we announced an exclusive alliance with India's UTV to create new monetization opportunities for the estimated 12 million Twitter users in India. Under the terms of the UTV agreement, we and UTV have agreed to collaborate on an exclusive basis to develop a co-branded SponsoredTweets service for India pursuant to which we are responsible for operating the co-branded service and UTV is responsible for promoting the co-branded service. The UTV agreement provides that revenue generated from the co-branded service will be shared between us and UTV. UTV's Indian celebrities including Lara Dutta, Mahesh Bhupati, Anurag Kashyap, Rohan Bopanna and Neetu Chandra, among others, have already signed up for the co-branded SponsoredTweets service.

• Continue emphasis on product innovation. Recruiting additional engineering and product development team members to enhance our various marketplaces while developing new technology platforms that complement our mission as a company.

• Seek complementary acquisitions. Identifying and acquiring companies, technologies and assets add to our portfolio of software services and drive additional near and long-term revenue. In July 2011, we acquired Germany's Magpie Twitter advertising network of customers that included over 12,000 advertisers and 16,000 Twitter publishers in 124 countries, and in February 2012, we entered into a non-binding letter of intent with Twelvefold Media, Inc. (“Twelvefold Media”) as discussed below.

• Expand WeReward marketing. Investing in consumer and channel marketing for WeReward is expected to result in an increase in our user base to meet growing demand for mobile and local campaigns.

• Develop strategic talent relationships within Staree. Creating partnerships with top talent agencies around the world to target celebrities and athletes to leverage Staree in their day-to-day social media strategy.

Non-Binding Letter of Intent

On February 3, 2012, we entered into a non-binding letter of intent with respect to the proposed acquisition of all the capital stock of Twelvefold Media for shares of our common stock. Twelvefold Media is a privately held company that creates customized digital media packages with proprietary technology utilizing emotive-based targeting at the page level and real-time bidding.

Based upon unaudited information provided by Twelvefold Media to us, for the years ended December 31, 2011 and 2010, Twelvefold Media incurred net losses of approximately $5,377,000 and $7,974,000, respectively, on revenues of approximately $10,248,000 and $4,143,000, respectively.  We believe that Twelvefold Media is a synergistic acquisition that would permit the companies to realize economies of scale and reduce expenditures by consolidating sales efforts.

Consummation of the transaction is subject to certain conditions which are outside our control, including the negotiation and execution of a definitive agreement and the combined company having $7 million of net cash on its balance sheet at closing. We cannot guarantee that a definitive agreement will be executed on the terms set forth in the letter of intent or otherwise on terms acceptable to the parties, or at all, or that there will be sufficient cash to meet the net cash condition above.  If the parties enter into a definitive agreement, such agreement will be subject to a number of closing conditions, in addition to the net cash condition, such as third party consents and approvals. Thus, even if a definitive agreement is signed, we cannot guarantee that the transaction contemplated by such agreement will ever be completed. Finally, if the transaction contemplated by such agreement is completed, the expected benefits from the transaction and the resulting changes to our business plan may not be fully realized, or may take longer to realize than expected. For more information about possible risks of this transaction, see “Risks Factors – Risks Related to Non-Binding Letter of Intent.”

Customers

We currently have more than 50,000 registered advertisers across our platforms, of which approximately 7,000 advertisers created a social media sponsorship opportunity during 2011. We typically enter into a master agreement, which incorporates the online terms of service of the specified IZEA website, with each of our advertiser customers. Under the master agreement, the advertiser may submit one or more insertion orders pursuant to which such advertiser provides advertising submissions relating to its website, product or service for posting through the specified IZEA website or service. The master agreement is terminable by us or our customers upon 30 days prior written notice or immediately if a material breach has occurred and is not promptly cured. Each party indemnifies the other with regard to various representations made by such party, including the advertiser’s representations that its content does not violate any law, or infringe any intellectual property right of another, is not false or deceptive, or defamatory or libelous, and is free of viruses and other computer programming that could damage any system data or personal information, and that it is not engaging in spamming. Fees under the master agreement are payable within 30 days after the date of our invoice in accordance with the terms agreed to in the applicable insertion order. The master agreement additionally provides for standard service disclaimers and limitations of liability for our benefit, as well as a reciprocal confidentiality provision. We also enter into browsewrap and clickwrap agreements with “self service customers” who agree to the terms of service available on the applicable IZEA website and do not separately enter into a master agreement with us.

We provide services to customers in multiple industry segments, including consumer products, retail/eTail, technology and travel. Our customers are predominantly located in the United States followed by the United Kingdom, Canada, Europe, Russia and over 150 other countries. None of our customers accounted for more than 10% of our revenue in the years ended December 31, 2011 and 2010.

Our business services advertising and public relations agencies as well as brands and businesses directly. Below are our top customers in each category based on 2011 booked business:

Agencies Representing Brands	Brands Direct
Alcone Marketing Group	Deal Fun
m80	Dollar General Store
MindShare	H.J. Heinz Co
Rivet	Meridian Auto Parts
Rosetta Marketing Group	Microsoft
Starcom Worldwide SMG	Pier 1
The Food Group	Sunbelt Software
The Stockwire Group	Symantec
VML	The Neilsen Company
Ziptech Media	Tivo

In many cases, social media marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand. In addition to the agencies listed above, we have done business with these agencies in 2011:

•
1080 Communications, Acquirgy, Bernstein-Rein, Bolin Marketing & Advertising, Chemistry Group, Cole & Weber United, Digitaria, Digitas, Edleman, Engauge Digital, Euro RSCG Edge, EVOK Advertising, FKM, FRWD, Garden City Group Communications, Geary Interactive, Geile Leon Marketing Communications, GMLV, Golin Harris, Ignited LLC, Jacobson Rost, JB Chicago, MindSmack, Momentum, Moroch Partners, Moxie Interactive, Neo@Ogilvy, Night Agency, PBM , PHD, Reputation Managers. Rhino Marketing Inc, Run Communications, Inc., SEOinc, Sitelab, The Mcmilker Group, Triad Retail Media, Vision Creative Group, Inc., Watauga Group, Web.com Search Agency, Wyse Advertising, Zimmerman and others.

Sales and Marketing

We primarily sell social media sponsorships through our self-service platforms, directly through our sales team and, to a lesser extent, by utilizing distribution relationships such as resellers, affiliates and white label partners. We target local, national and global brands and advertising agencies in the following ways:

• Self-Service Platforms.  Each of our platforms has been developed as a self-service platform to enable advertisers and agencies of all sizes to independently access the IZEA network of social media publishers and implement their own social media sponsorships. Self-service customers extend our global reach.

• Client Development Team.  We have developed a Client Development organization of team members who are each assigned a geographic region or specific brands, primarily within the United States. This team is responsible for identifying and managing sales opportunities in their respective target areas.

• Resellers and Distribution Partners.  We have developed a group of independent resellers and distribution partners which are responsible for selling one or more of our platforms under an independent contractor relationship. We maintain two types of reseller relationships - local resellers and distribution partners. Local resellers focus their efforts on distributing our WeReward platform to small businesses in local communities throughout the United States. Our distribution partners are complementary relationships that may involve cross-selling activities.

• Affiliates.  Three of our platforms, SocialSpark, SponsoredTweets and WeReward contain self-service affiliate programs designed to compensate social media publishers for referring other publishers to join these platforms. In these programs, we incur the cost to pay a referral fee to the referrer equal to 10% of the referee’s earnings for a two year period. To date, this has proven to be an efficient method of attracting new social media publishers into our publisher network.

• White Label Partners.  The SocialSpark and SponsoredTweets platforms have also been developed to support white label partners. These partners can operate their own branded or co-branded version of either of these platforms, enabling them to develop their own sales efforts, implement SMS initiatives and tap into our publisher network on a revenue-sharing basis. Currently, Valassis is operating a white label version of SponsoredTweets under its Red Plum Tweets brand.

We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team and growing our social media publisher network. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for social media sponsorships. We rely on a number of channels in this area, including tradeshows, third party social media platforms (e.g., Facebook and Twitter), IZEA hosted community events, paid searches, public relations and our website.

Revenue Model

We derive over 80% of our revenue from advertisers for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action.

The marketplace model of our platforms generates revenue in a manner similar to other online business transaction “matchmaking” services such as Google AdWords and eBay. Typically, for each dollar a marketer or advertiser spends with us for sponsored services, approximately 50%-80% goes to social media publishers.  Celebrity publishers typically used in our SponsoredTweets marketplace cost more than our average publisher cost of 50% in other marketplaces.

A fulfillment of an advertiser request is considered successful after the requested post, click or action is approved or verified (either by the advertiser, the IZEA platforms automatically or by an IZEA customer service representative, if we are managing the advertiser account) and listed for the requisite period of time, as applicable (i.e. 30 days for a blog and three days for a tweet or other action). Revenue is only recorded upon successful completion of these actions. If the action was not successful, the advertiser’s account would not be charged or invoiced.

We derive the remaining 20% of our revenue from various service fees charged to advertisers and publishers. Service fees to advertisers include fees charged for management of advertising campaigns through our platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash out fees if a publisher wishes to be paid sponsorship fees without having met certain minimum balance thresholds and inactivity fees for dormant accounts.

We were able to achieve gross margins on all our products of approximately 55% and 52% for the years ended December 31, 2011 and 2010, respectively. We are constantly reviewing methods to further increase margins through technology advancements, rebalancing our revenue mix to focus on newer releases, such as WeReward, and entering new high-margin social media markets.

Technology

Our solutions span from blogs to status updates to mobile applications. We aggregate social media publishers into online marketplaces creating scale and targeting. We provide the ability to target publishers based on software rules. We provide self-service platforms that service all business types and sizes. Advertisers can choose the model that best fits their marketing objective: cost per post (CPP) for buzz, cost per click (CPC) for traffic, or cost per action (CPA) for sales. Unlike traditional public relations, advertisers only pay for completed posts, clicks or individual actions as determined by the advertiser. We provide trackable results by automatically embedding tracking links and pixels, as well as support, for third-party tracking (such as DART). We also provide dashboards for real-time reporting, providing immediate feedback. We have the ability to seed thousands of conversations overnight, with room to grow.

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, internet applications and design, quality assurance, documentation and release management. One of our core strengths is our knowledge and experience launching and operating scalable social media marketplaces. Our product development expenses, consisting primarily of salaries paid to development personnel included in general and administrative expenses, were approximately $368,000 and $905,000 for the years ended December 31, 2011 and 2010, respectively.

Competition

We face competition from multiple companies in the SMS industry. Direct and indirect competitors in the SMS space include Facebook, Glam Media, Federated Media, BlogHer, Ad.ly, Mom Central, Foursquare, WhoSay and Groupon. In addition, there are a number of agencies, public relations firms and niche consultancies that provide social media programs and conduct blogger outreach programs.

Competition for advertising placements among current and future suppliers of internet navigational and informational services, high traffic websites and social media sponsorship providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of other media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

Proprietary Rights

Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on copyright, service marks and trade secret laws, confidentiality procedures and contractual provisions.

We do not have patents on any of our technology and we have not filed any patent applications to date because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. We have registered eight service marks to date, including "IZEA", "SocialSpark", "WeReward", "PayPerPost", "InPostLinks", "Blogger’s Choice Awards", "Get Everyone Talking" and "Postie", and have applied for several other registrations including "Staree", “Blogroll” and "SponsoredPics", in the United States and intend to seek to register additional service marks as appropriate.  There can be no assurance that we will be successful in obtaining the service marks for which we have applied. Even if these applications are approved, the marks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the service marks, the use of the marks will be restricted unless we enter into arrangements with the third parties which may be unavailable on commercially reasonable terms. We also own more than 700 domain names.

We cannot assure you that any of our proprietary rights with respect to our products or services will be viable or have value in the future since the validity, enforceability and type of protection of proprietary rights in internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and internet-related industries. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, publisher privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property, encryption, taxation, libel, export or import matters and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our platforms or may even attempt to completely block access to our platforms. Accordingly, adverse legal or regulatory developments could substantially harm our business.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We and the advertisers and publishers that use our platforms are subject to Federal Trade Commission (“FTC”) and state rules on advertising and marketing on the internet, including truth-in advertising rules and online advertising disclosures. In 2009, the FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (the "Guides"). These new Guides significantly extend the scope of potential liability associated with the use of testimonials, endorsements, and new media methods, such as blogging, in advertising. In particular, the Guides provide that in a service that matches up advertisers with bloggers who will promote the advertiser’s products on their personal blogs, the advertiser and blogger are both subject to liability for misleading or unsubstantiated representations made through the blogger’s endorsement and the blogger is also liable if he or she fails to disclose clearly and conspicuously that he or she is being paid for his or her services.

The Guides further provide that in order to limit its potential liability, the advertiser should ensure that the advertising service provides guidance and training to its bloggers concerning the need to ensure that statements they make are truthful and substantiated.  If consumers are not advised of the paid relationship between advertiser and publisher with respect to the endorsements that they are relying on or if we do not otherwise comply with the FTC and state rules on advertising and marketing, then we could be subject to penalties that could include monetary damages and an order to cease our operations. In certain cases, we are retained by the advertiser to manage an advertising campaign that is operated through our platforms, increasing our exposure as not only the service provider but also the advertiser. More generally, if there is negative consumer perception and mistrust of the practice of undisclosed compensation to bloggers and publishers to endorse the advertisers' specific products, then this could result in a reduction by advertisers in the use of social media marketing platforms like ours as a means for advertising which could have a material adverse effect on our business and financial results.

As a governing member of a leading ethical word of mouth marketing industry association, Word of Mouth Marketing Association (WOMMA), we are committed to ethical social media sponsorship and have established codes of ethics for our platforms which include one or more of the following:

•	Mandatory Disclosure
We mandate disclosure of the sponsored relationship between the advertiser and publisher. In the case of SponsoredTweets, SocialSpark and WeReward a sponsorship cannot be published through the applicable platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, in SponsoredTweets, a publisher is required to select one of a number of disclosure phrases such as “sponsored,” “advertisement,” or “ad” prior to the publication of the tweet. Additionally, each SocialSpark campaign includes a Disclosure Audit tool for advertisers that provides them with a report that monitors posts on an ongoing basis to make sure that posts continue to include disclosure after the initial posts are approved. In the case of PayPerPost and InPostLinks publication is made outside of the platform. However, as is the case with SponsoredTweets and SocialSpark, failure to disclose the sponsored relationship is an infringement of our terms of service, which may result in the withholding of payment for the sponsorship and the publisher being removed from our network.

•	Freedom of Choice
Publishers are free to choose which sponsorships to publish. Our platforms never auto-inject an advertiser’s message into a publisher’s social media network.

•	Authentic Voice
We encourage honesty of opinion in the selection of sponsorships by a publisher and similarly we encourage advertisers to create opportunities that allow the publisher to write the sponsorship in their own words.

•	Transparency of Identity
Our platforms are designed to be an open, safe place for our participants. We do not cloak the identities of advertisers or publishers. Both parties involved in a potential transaction can see each other’s profiles and make informed decisions before engaging with each other.

•	Pre-Publication Advertiser Review
In the case of SponsoredTweets and SocialSpark, advertisers have the ability to review the sponsored content before it is published and to request a change prior to publication in the case of factual inaccuracy.

•	Reporting Violations
We have zero tolerance for violation of our code of ethics and encourage the reporting of violations through a special page on our websites dedicated to reporting violations. If violations are reported, they are investigated by us and, in appropriate cases, advertisers or publishers are removed from our network. In addition, we take an active role in reporting spam accounts to Twitter.

In addition, we have created an FTC Survival Guide and have launched a website called IZEA University dedicated to educating users with respect to social media sponsorship. We are currently updating the content with a course on Disclosure and Compliance.

To date, we have not been materially impacted by the rules governing social media sponsorship. However, we cannot predict the impact of future regulations on us, our advertisers or our publishers that use our platforms or the impact of attempts to circumvent our mechanisms that are designed to ensure compliance.

Employees

As of March 23, 2012, we had a total of 34 full-time employees, including 8 in product engineering, 23 in sales and marketing and 3 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel.

Available Information

Our executive offices are located at 150 N. Orange Avenue, Suite 412, Orlando, FL 32801 and our telephone number is (407) 674-6911.  We maintain a corporate website at http://www.izea.com.  We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investors section of our website, or through http://www.sec.gov. Information on our website does not constitute part of this 10-K report or any other report we file or furnish with the SEC.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business

We will need significant additional capital, which we may be unable to obtain.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital to continue our operations. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have a history of losses, limited operating funds and our ability to continue as a going concern is dependent on our ability to obtain additional capital to operate the business.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $3,978,592, and $2,157,759 for the years ended December 31, 2011 and 2010, respectively and had an accumulated deficit of $18,130,784 as of December 31, 2011. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We have received a notice of default for non-payment of rent for our corporate headquarters in Orlando, FL. and may have to vacate our premises prior to the end of our lease term.

We have not paid our rental obligations pursuant to the terms of the lease on our Orlando office space in February and March 2012 while we have been trying to negotiate revised terms on our lease which is set to expire in December 2012. As a result, we received a notice of default and if we are unable to negotiate revised terms on the lease, our landlord may commence legal proceedings against us which may have a material adverse effect on our business and operations. We have identified and tentatively secured alternative office space where we can move our headquarters that would be on terms more beneficial than our current lease. Moving our corporate headquarters would require attention from our senior management and staff and could divert their attention away from the day-to-day management of our business, which could cause certain business interruptions that would adversely impact our business operations.

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Our operating subsidiary incorporated in the state of Florida in February 2006 as PayPerPost, Inc., reincorporated in the state of Delaware in September 2006 and changed its corporate name to IZEA, Inc. in November 2007. Because we have a limited operating history, we encounter risks and uncertainties frequently experienced by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks associated with our dependence on our core platforms, SocialSpark, SponsoredTweets, WeReward and related services, for the majority of our revenues for the foreseeable future;

•	risks that our growth strategy may not be successful; and

•	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have experienced rapid growth over a short period in our social media sponsorship platforms and we do not know whether this will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown rapidly as advertisers and publishers have increasingly used our social media sponsorship platforms. However, the social media sponsorship industry is relatively new. Given the limited history, it is difficult to predict whether our platforms will continue to grow or whether it can be maintained. We expect that the platforms will evolve in ways which may be difficult to predict. It is possible that advertisers and publishers could broadly determine that they no longer believe in the value of our current platforms. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business, prospects, results of operation and financial condition could be materially harmed.

The social media sponsorship landscape is subject to numerous changes that could cause our revenue to decline.

Our business model may not continue to be effective in the future for a number of reasons, including the following:

•	social media sponsorships are, by their nature, limited in content relative to other media;

•	companies may be reluctant or slow to adopt social media sponsorship that replaces, limits or competes with their existing direct marketing efforts;

•	companies may prefer other forms of advertising we do not offer, including certain forms of search engine placements;

•	companies, such as Facebook and Twitter, may no longer grant us access to their websites in connection with our social media sponsorship platforms;

•
companies may not utilize social media sponsorship due to concerns of “click-fraud” particularly related to search engine placements (“click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by clicking on an advertisement for the purpose generating a charge per click without having an actual interest in the target of the advertisement’s link); and

•	regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability.

If the number of companies that purchase social media sponsorship from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline which would have a material adverse effect on our business, prospects, results of operations and financial condition.

If we fail to retain our existing publishers, our revenue and business will be harmed.

We must continue to retain and acquire publishers that publish sponsorships through our core platforms in order to increase revenue and achieve profitability. If publishers do not perceive our products and services to be of high value and quality or if we fail to introduce new and more relevant products and services, we may not be able to acquire or retain publishers. If we are unable to acquire new publishers in numbers sufficient to grow our business, or if publishers cease using our products and services, the revenue we generate may decrease and our operating results will be adversely affected. We believe that many of our new publishers originate from word-of-mouth and other referrals from existing publishers, and therefore we must ensure that our existing publishers remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing publishers are not successful, we may not be able to acquire new publishers in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new publishers

If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.

We have more than 50,000 registered advertisers in 157 different countries, of which approximately 7,000, 6,000 and 5,000 advertisers have created a social media sponsorship during 2011, 2010 and 2009, respectively. We depend on our ability to attract and retain advertisers that are prepared to offer products or services on compelling terms through our platforms. We must continue to attract and retain advertisers in order to increase revenue and achieve profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our platforms provides them with a long-term increase in customers, revenue or profit, they may stop advertising through our platforms. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms through our platforms or offer favorable payment terms to us, our operating results will be adversely affected.

A decline in the demand for our core social media marketing platforms or related services would seriously harm our revenue and margins.

Our core social media marketing platforms, SocialSpark, SponsoredTweets, and WeReward accounted for 70%, 51% and 26% of our total revenue in the years ended December 31, 2011, 2010 and 2009, respectively.  We anticipate that revenue from these core platforms will continue to constitute the majority of our revenue for the foreseeable future. Consequently, a decline in demand for these platforms or their failure to achieve broad market acceptance would seriously harm our business.

Intense competition in our target market could impair our ability to grow and to achieve profitability.

The market for social media sponsorships is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay per click search services.

Competition for advertising placements among current and future suppliers of internet navigational and informational services, high traffic websites and social media sponsorship providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of other media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of publishers and advertisers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "IZEA" brand is critical to expanding our base of publishers and advertisers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "IZEA" brand, or if we incur excessive expenses in this effort, our business, prospects, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Unfavorable publicity or consumer perception of our platforms, applications, practices or service offerings, or the offerings of our advertisers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of advertisers and the size of our publisher base, the loyalty of our publishers and the number and variety of sponsorships we offer each day. As a result, our business, prospects, results of operation and financial condition could be materially and adversely affected.

Our total number of publishers may be higher than the number of our actual individual publishers and may not be representative of the number of persons who are active potential customers.

Our total number of publishers may be higher than the number of our actual individual publishers because some publishers have multiple registrations, other publishers may have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these publishers, we do not have a reliable system to accurately identify the number of actual individual publishers, and thus we rely on the number of total publishers as our measure of the size of our publisher base. In addition, the number of publishers includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively publish the sponsorships we offer through our platforms.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to internet commerce. However, due to the increasing popularity and use of the social media, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as:

•	truth-in-advertising;

•	user privacy;

•	taxation;

•	right to access personal data;

•	copyrights;

•	distribution; and

•	characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property, encryption, taxation, libel, export or import matters and personal privacy to social media platforms is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of social media platforms and related technologies. As a result, they do not contemplate or address the unique issues of social media and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the social media marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Our social media sponsorship business is subject to the risks associated with word-of-mouth advertising and endorsements, such as violations of the “truth-in-advertising,” FTC Guides and other similar regulatory requirements and, more generally, loss of consumer confidence.

We and the advertisers and publishers that use our platforms are subject to Federal Trade Commission (“FTC”) and state rules on advertising and marketing on the internet, including truth-in advertising rules and online advertising disclosures. In 2009, the FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (the "Guides"). These new Guides significantly extend the scope of potential liability associated with the use of testimonials, endorsements, and new media methods, such as blogging, in advertising. In particular, the Guides provide that in a service that matches up advertisers with bloggers who will promote the advertiser’s products on their personal blogs, the advertiser and blogger are both subject to liability for misleading or unsubstantiated representations made through the blogger’s endorsement and the blogger is also liable if he or she fails to disclose clearly and conspicuously that he or she is being paid for his or her services. The Guides further provide that in order to limit its potential liability, the advertiser should ensure that the advertising service provides guidance and training to its bloggers concerning the need to ensure that statements they make are truthful and substantiated.  If consumers are not advised of the paid relationship between advertiser and publisher with respect to the endorsements that they are relying on or if we do not otherwise comply with the FTC and state rules on advertising and marketing, then we could be subject to penalties that could include monetary damages and an order to cease our operations. In certain cases, we are retained by the advertiser to manage an advertising campaign that is operated through our platforms, increasing our exposure as not only the service provider but also the advertiser. More generally, if there is negative consumer perception and mistrust of the practice of undisclosed compensation to bloggers and publishers to endorse the advertisers' specific products, then this could result in a reduction by advertisers in the use of social media marketing platforms like ours as a means for advertising which could have a material adverse effect on our business and financial results.

New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of social media, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our publishers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over social media. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over social media. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of publisher data on our websites and platforms. Several internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of publishers or advertisers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms and applications, and any significant disruption in service on our platforms and applications could result in a loss of publishers or advertisers.

Publishers and advertisers access our services through our platforms and applications. Our reputation and ability to acquire, retain and serve our publishers and advertisers are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. As our publisher base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our publisher base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our publishers and advertisers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential publishers and advertisers, which could harm our operating results and financial condition.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, advertisers and publishers may curtail or stop using our services, and we may incur significant legal and financial exposure.

Our platforms and applications and the network infrastructure that is hosted by third-party providers involve the storage and transmission of advertiser and publisher proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third party hosting service that we rely upon or otherwise, and, as a result, an unauthorized party may obtain access to our data or our advertisers’ or publishers’ data. Additionally, outside parties may attempt to fraudulently induce employees, advertisers or publishers to disclose sensitive information in order to gain access to our data or our advertisers’ or users’ data.  Although we do have security measures in place, we have had instances where some publisher accounts were hacked and instances where customers have used credit cards fraudulently. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose advertisers and publishers.

Delays in releasing enhanced versions of our products and services could adversely affect our competitive position.

As part of our strategy, we expect to periodically release enhanced versions of our core platforms and related services. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our financial results to be adversely impacted.

If our technology platforms contain defects, we may need to suspend their availability and our business and reputation would be harmed.

Platforms as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial release of new platforms or enhancements to existing platforms. Although we attempt to resolve all errors that we believe would be considered serious by our customers before making our platforms available to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance that would be detrimental to our business and reputation. We may not be able to detect and correct errors before releasing our product commercially. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors, considered minor by us, will not be considered serious by our customers, resulting in a decrease in our revenues.

We may be subject to lawsuits for information by our advertisers and social media publishers, which may affect our business.

Laws relating to the liability of providers of online services for activities of their advertisers or of social media publishers (such as bloggers, mobile users and tweeters) and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our platforms. These types of claims have been brought, sometimes successfully, against online services, as well as print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers or social media publishers. Our potential liability for unlawful activities of our advertisers or social media publishers or for the content of our advertisers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

If we fail to detect click-fraud, we could lose the confidence of our advertisers and advertising partners as a result of lost revenue to advertisers or misappropriation of proprietary and confidential information, thereby causing our business to suffer.

"Click-fraud" is a form of online fraud when a person or computer program imitates a legitimate user by clicking on an advertisement for the purpose generating a charge per click without having an actual interest in the target of the advertisement’s link. We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. The security measures we have in place, which are designed to reduce the likelihood of click-fraud, detect click-fraud from time to time. While the instances of click-fraud that we have detected to date have not had a material effect on our business, click-fraud could result in an advertiser experiencing a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the advertisers. As a result, our advertisers and advertising partners may become dissatisfied with our advertising programs, which could lead to loss of advertisers, advertising partners and revenue. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the internet and other online transactions and the privacy of users may also deter people from using the internet to conduct transactions that involve transmitting confidential information.

If third parties claim that we infringe their intellectual property rights, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We do not rely upon patents to protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success depends upon our proprietary technology. We do not have patents on any of our technology and we have not filed any patent applications to date because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

Our market is subject to rapid technological change and, to compete, we must continually enhance our products and services.

We must continue to enhance and improve the performance, functionality and reliability of our products and services. The social media sponsorship industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks.

We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

We have experienced a period of growth that has placed, and if such growth continues, will continue to place, a strain on our administrative infrastructure. As our business needs expand, we intend to hire up to nine new employees in 2012 depending on our success in securing additional financing. This expansion is placing and is expected to continue to place a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

•	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

•	install enhanced management information systems; and

•	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Edward H. (Ted) Murphy, our President and Chief Executive Officer, Donna L. Mackenzie, our Chief Financial Officer, and Ryan Schram, our Chief Marketing Officer. We maintain key-man life insurance for our benefit on the life of Mr. Murphy in the amount of $1.5 million. We may not be successful in attracting, assimilating and retaining our employees in the future.

Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified graphic designers, computer scientists, sales and marketing and senior management personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Orlando, Florida area, where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, particularly tech and sales and marketing personnel, would have a material adverse effect on our business and potential growth.

International operations could expose us to additional risks which could harm our business, prospects, results of operation, and financial condition.

We recently expanded into the European marketplace through our acquisition of a German social media sponsorship network, Magpie, and we have entered into a joint venture to provide a co-branded SponsoredTweets service in India. While international operations are not significant to our revenues, we plan to further expand internationally. In certain international markets, we may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

•	Changes in local political, economic, social, and labor conditions, which may adversely harm our business;

•	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S;

•	Import and export requirements that may prevent us from offering products or providing services to a particular market and may increase our operating costs;

•	Currency exchange rate fluctuations and our ability to manage these fluctuations through our foreign exchange risk management program;

•	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent; and

•
Different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

In addition, compliance with complex foreign and U.S. laws and regulations that may apply to international operations increases may increase the cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Risks Relating to our Common Stock

Our management will be able to exert control over us to the detriment of minority stockholders.

As of March 23, 2012, our executive officers and directors beneficially own approximately 57% of our outstanding common stock. These stockholders, if they act together, will be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

The restatement of our financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, prospects, financial condition and results of operations.

As noted in our financial statements for the quarter ended June 30, 2011 filed with the SEC on August 22, 2011, our independent registered public accounting firm had not completed their SAS 100 review of the quarter ended June 30, 2011 since we were in the process of determining the accounting impact related to the issuance of common stock, series A preferred stock and warrants in a private placement that commenced in May 2011 (the “May 2011 Offering”). On September 8, 2011, our management completed its analysis of the financing arrangement and concluded its unaudited financial statements included in those financial statements could not be relied upon. We determined the warrants issued in connection with the May 2011 Offering require a classification in liabilities as derivative warrants. In addition, we determined the units sold to our Chief Executive Officer in connection with the May 2011 offering resulted in compensation expense. Consequently, we restated our financial statements for the quarter ended June 30, 2011 and filed with the SEC restated financial statements on September 9, 2011. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies which have been unable to provide current public information or which have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management’s attention and resources, and harm our business, prospects, results of operation and financial condition.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. As discussed in Item 9A of this Annual Report on Form 10-K, due to our limited resources and the short period of time since becoming a public reporting company, we have not been able to conduct an assessment of our internal control over financial reporting for 2011 and have excluded management's assessment of internal control over financial reporting for 2011. In addition, during the quarter ended June 30, 2011, a material weakness existed in our internal controls over financial reporting with respect to the incompletion of our assessment of the accounting impact of the issuance of complex and non-standard debt and equity instruments in May 2011. As a result of this material weakness, we were required to restate our financial statements for the quarter ended June 30, 2011. This material weakness was subsequently remediated as of September 30, 2011. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Exercise of options, warrants and other convertible securities will dilute your percentage of ownership.

We may issue stock options to purchase up to 7,100,000 shares of common stock under our 2011 Equity Incentive Plan and up to 3,500,000 shares of common stock under our 2011 B Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise, convert or exchange them when we would be able to obtain additional equity capital on terms more favorable than these securities.

Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.

Our revenues and earnings may fluctuate significantly in the future.  General economic or other political conditions may cause a downturn in the market for our products or services.  Despite the recent improvements in market conditions, a future downturn in the market for our products or services could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Our future operating results may be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated advertisers and publishers; our ability to develop, introduce and market new products and services on a timely basis; changes in the mix of products developed, produced and sold; and disputes with our advertisers and publishers.  These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our stock price may be volatile.

The stock market in general, and the stock prices of technology-based companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited "public float" in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

•	expiration of any Rule 144 holding periods or registration of unregistered securities issued by us;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments; and

•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.

Our common stock currently does not meet all of the requirements for initial listing on a registered stock exchange. Specifically, the bid price of our common stock is less than the minimum bid price required to obtain a listing. Trading in our common stock continues to be conducted on the electronic bulletin board in the over-the-counter market. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants or conversion of preferred stock or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Of the approximately 38,670,427 shares of our common stock outstanding as of March 23, 2012, approximately 12,500,000 shares are freely tradable without restriction as of that date. In May 2012, 11,090,899 shares of common stock (including shares issuable upon conversion of series A preferred stock) that had been issued in unregistered private placements are expected to become tradable pursuant to Rule 144. As of March 23, 2012, we have 10,684,036 shares of common stock issuable upon exercise of options and warrants and 1,455,026 shares of common stock that may become issuable upon the conversion of a senior secured promissory note in the principal amount of $550,000, assuming a conversion price of $0.378 per share on such date.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our business.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  Our investors may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  A small percentage of our outstanding common stock is available for trading, held by a small number of individuals or entities.  Accordingly, the supply of common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

Risks Related to Non-Binding Letter of Intent

There can be no assurance that a definitive agreement will be entered into and even if a definitive agreement is entered into, there can be no assurance that a transaction will be consummated.

On February 3, 2012, we entered into a non-binding letter of intent to acquire all the capital stock of Twelvefold Media, Inc. (“Twelvefold Media”) for shares of our common stock. Twelvefold Media is a privately held company that creates customized digital media packages with proprietary technology utilizing emotive-based targeting at the page level and real-time bidding. We can offer no assurance that a definitive agreement will be executed on terms acceptable to the parties, or at all. Furthermore, even if a definitive agreement is entered into, all of the conditions to the merger would have to be satisfied or, if permissible, waived. Closing conditions are expected to include a requirement that the combined company will have $7 million of net cash on its balance sheet, all or most of which is expected to be raised through new financing transactions, and receipt of third party approvals. Even if a definitive agreement is entered into, we will not know whether the conditions to the closing of the transaction will be satisfied and that the transaction will in fact occur.

The issuance of our securities to Twelvefold Media security holders in connection with the transaction will substantially dilute the voting power of our stockholders.

We expect to issue a significant percentage of our outstanding shares of capital stock to Twelvefold Media security holders as consideration for the acquisition of Twelvefold Media. The issuance of our securities to Twelvefold Media security holders in connection with the transaction will significantly reduce the relative voting power of each share of our common stock held by our current stockholders.

Failure to complete or delay in completing the transaction may have an adverse effect on both companies’ businesses due to uncertainty or operating restrictions while the merger is pending or cause the market price of our stock to drop.

The letter of intent entered into with Twelvefold Media is non-binding and is subject to, among other things, the negotiation of a definitive agreement. We cannot predict what the effect on the market price of our shares would be if the merger is not completed, but depending on market conditions at the time, it could result in a decline in market price. A substantial delay in completing the transaction due to the need to meet the net cash contingency or the need to satisfy other conditions to closing the merger, or the imposition of any unfavorable terms, conditions, or restrictions in obtaining a waiver to such conditions or otherwise, could have a material adverse effect on the anticipated benefits of, or increase the costs associated with or delay the cost savings anticipated from, the transaction, thereby impacting our business, prospects, results of operation and financial condition or results of operations after the merger. In addition, the parties may be subject to restrictions on the operation of their business while the merger is pending, which could impair their ability to operate their business and prevent them from pursuing attractive business opportunities that may arise prior to the completion of the transaction. Any of these situations could also result in a decline in the market price of our common stock.

There is limited information about Twelvefold Media that is available and investors will be required to make an investment decision without the benefit of reviewing financial statements and other information of Twelvefold Media.

Based upon unaudited information provided by Twelvefold Media to us, for the years ended December 31, 2011 and 2010, Twelvefold Media incurred net losses of approximately $5,377,000 and $7,974,000, respectively, on revenues of approximately $10,248,000 and $4,143,000, respectively.   We believe that Twelvefold Media is a synergistic acquisition that would permit the companies to realize economies of scale and reduce expenditures by consolidating sales efforts. Accordingly, undue reliance should not be placed upon Twelvefold Media’s information.

We will be subject to business uncertainties and contractual restrictions while the transaction is pending.

Uncertainty about the effect of the merger on our employees and customers or those of Twelvefold Media may have an adverse effect on us both on a pre-transaction and post-transaction basis. These uncertainties may impair our ability and the ability of Twelvefold Media to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with us and Twelvefold Media to seek to change existing business relationships. Retention of certain employees may be challenging while the transaction is pending, as certain employees may experience uncertainty about their future roles.  If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the transaction, our business following the transaction could be harmed.

The failure to integrate successfully our business and the business of Twelvefold Media in the expected timeframe could adversely affect the combined company’s future results following the completion of the transaction.

The success of the transaction will depend, in large part, on the ability of the combined company following the completion of the transaction to realize the anticipated benefits from combining our business with the business of Twelvefold Media. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the transaction. Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	limited experience of management in performing acquisitions and managing growth;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the transaction; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations.

The transaction will result in changes to our board of directors and the combined company may pursue different strategies that we or Twelvefold Media may have pursued independently.

If the parties complete the transaction, the composition of our board of directors will change in accordance with the merger agreement. Currently, it is anticipated that the combined company will continue to pursue its advertising businesses as currently operated. However, because the composition of the board of directors of the combined company will consist of our directors and directors of Twelvefold Media, the combined company may determine to pursue certain business strategies that neither company would have pursued independently.

ITEM 1B - UNRESOLVED STAFF COMMENTS

N/A

ITEM 2 - PROPERTIES

Our principal executive offices occupy approximately 8,000 square feet in Orlando, Florida under a lease that expires in December 2012. We have not paid our rental obligations pursuant to the terms of the lease on our Orlando office space in February and March 2012 while we have been trying to negotiate revised terms on our lease. As a result, we received a notice of default. We have identified and tentatively secured alternative office space where we can move our headquarters that would be on terms more beneficial than our current lease.

We also maintain sales office space in New York City, Chicago, and Los Angeles through short-term rental agreements. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may harm our business. We are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 4 - MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 2011, our common stock has been quoted on the OTC Bulletin Board under the symbol "IZEA."  Prior to that there was no trading of our common stock.  The following table sets forth, for the calendar periods indicated the range of the high and low closing bid prices of our common stock, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Fiscal year ended December 31, 2011	High	Low
Second quarter	$3.25	$2.50
Third quarter	$3.25	$1.15
Fourth quarter	$1.41	$0.55

Holders

As of March 23, 2012, we had approximately 43 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled "Equity Compensation Plan Information" under Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

On December 20, 2011, we issued 3,355 shares of common stock upon receipt of $167.75 for the exercise of stock options at an average exercise price of $.05 per share.

The shares were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

ITEM 6 - SELECTED FINANCIAL DATA

N/A

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included in Item 8 of this Form 10-K.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operation, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our expansion and development of new products and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

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

Company History

IZEA, Inc., formerly known as IZEA Holdings, Inc. and before that, Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, we completed a share exchange pursuant to which we acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA") which became our wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, we discontinued our former business and continued the social media sponsorship business of IZEA as our sole line of business. On November 23, 2011, our name changed from "IZEA Holdings, Inc." to "IZEA, Inc." and the name of our subsidiary, IZEA, changed from "IZEA, Inc." to "IZEA Innovations, Inc."

The share exchange was accounted for as a reverse-merger and recapitalization where IZEA is the acquirer for accounting purposes and IZEA, Inc. is the acquired company.  Accordingly, IZEA's historical financial statements for periods prior to the acquisition have become ours retroactively restated for, and giving effect to, the number of shares received in the share exchange.  The assets, liabilities and accumulated earnings, along with operations, reported in the financial statements prior to the share exchange are those of IZEA and are recorded at the historical cost basis.

Company Overview

We believe we are a world leader in social media sponsorships ("SMS"), a rapidly growing segment within social media where a company compensates a social media publisher to share sponsored content within their social network.  We accomplish this by operating multiple marketplaces that include our premier platforms SocialSpark, SponsoredTweets and WeReward, as well as our legacy platforms PayPerPost and InPostLinks. Our advertisers include a wide range of small and large businesses, including Fortune 500 companies, as well as advertising agencies. We generate our primary revenue through the sale of SMS to our advertisers.  We fulfill the SMS through our marketplace platforms by connecting our social media publishers such as bloggers, tweeters and mobile application users with our advertisers.

Non-Binding Letter of Intent

On February 3, 2012, we entered into a non-binding letter of intent with respect to the proposed acquisition of all the capital stock of Twelvefold Media, Inc. (“Twelvefold Media”) for shares of our common stock. Twelvefold Media is a privately held company that creates customized digital media packages with proprietary technology utilizing emotive-based targeting at the page level and real-time bidding.

Based upon unaudited information provided by Twelvefold Media to us, for the years ended December 31, 2011 and 2010, Twelvefold Media incurred net losses of approximately $5,377,000 and $7,974,000, respectively, on revenues of approximately $10,248,000 and $4,143,000, respectively.  We believe that Twelvefold Media is a synergistic acquisition that would permit the companies to realize economies of scale and reduce expenditures by consolidating sales efforts.

Consummation of the transaction is subject to certain conditions which are outside our control, including the negotiation and execution of a definitive agreement and the combined company having $7 million of net cash on its balance sheet at closing. We cannot guarantee that a definitive agreement will be executed on the terms set forth in the letter of intent or otherwise on terms acceptable to the parties, or at all, or that there will be sufficient cash to meet the net cash condition above.  If the parties enter into a definitive agreement, such agreement will be subject to a number of closing conditions, in addition to the net cash condition, such as third party consents and approvals. Thus, even if a definitive agreement is signed, we cannot guarantee that the transaction contemplated by such agreement will ever be completed. Finally, if the transaction contemplated by such agreement is completed, the expected benefits from the transaction and the resulting changes to our business plan may not be fully realized, or may take longer to realize than expected. For more information about possible risks of this transaction, see “Risks Factors – Risks Related to Non-Binding Letter of Intent.”

Results of Operations for the Year Ended December 31, 2011 Compared to December 31, 2010

	Years Ended December 31,
	2011	2010	$ Change	% Change
Revenue	$4,347,235	$3,821,538	$525,697	13.8%
Cost of sales	1,951,571	1,819,031	132,540	7.3%
Gross profit	2,395,664	2,002,507	393,157	19.6%
Operating expenses:
General and administrative	5,859,087	3,319,257	2,539,830	76.5%
Sales and marketing	823,365	766,390	56,975	7.4%
Total operating expenses	6,682,452	4,085,647	2,596,805	63.6%
Loss from operations	(4,286,788)	(2,083,140)	(2,203,648)	(105.8)%
Other income (expense):
Interest expense	(24,392)	(74,644)	50,252	(67.3)%
Change in fair value of warrant liability	332,484	—	332,484	100.0%
Other income (expense), net	104	25	79	316.0%
Total other income (expense)	308,196	(74,619)	382,815	513.0%
Net loss	$(3,978,592)	$(2,157,759)	$(1,820,833)	(84.4)%

Revenues

We derive revenue from two sources: revenue from an advertiser for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action (our “Sponsored Revenue”) and revenue derived from various service fees charged to advertisers for management, maintenance and enhancement of their accounts, and to publishers for maintenance and enhancement of their accounts (“Service Fee Revenue”).

Revenues for the year ended December 31, 2011 increased by $525,697, or 13.8%, compared to the same period in 2010. The increase was attributable to an approximately $96,000 increase in our Sponsored Revenue and a $429,000 increase in Service Fee Revenue. In 2011, Sponsored Revenue was 80% and Service Fee Revenue was 20% of total revenue compared to Sponsored Revenue of 88% and Service Fee Revenue of 12% in 2010. The increase in Sponsored Revenue was primarily attributable to increased sales from our expanded sales force and growth in our three core social media platforms, Social Spark, SponsoredTweets and WeReward. These products accounted for 70% of our revenue in 2011 compared to 51% of our revenue in 2010. The increase in Service Fee Revenue is primarily due to the growth in our managed customer base on which we receive management fee revenue and additional account maintenance fees received from advertisers and publishers.  We expect that our revenue will continue to increase over prior period levels as we continue to focus our sales efforts on our three core social media marketing platforms.

  Cost of Sales and Gross Profit

Our cost of sales comprise primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click, purchase, or action.

Cost of sales for the year ended December 31, 2011 increased by $132,540, or 7.3%, compared to the same period in 2010.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and higher publisher costs to generate such revenue. Publisher costs typically range from 50% to 80% of the advertising campaign depending on the type of publisher used in the campaign. Celebrity publishers typically used in our SponsoredTweets marketplace cost more than our average publisher cost of 50% in other marketplaces.

Gross profit for the year ended December 31, 2011 increased by $393,157, or 19.6%, compared to the same period in 2010.  Our gross margin increased to 55% for the twelve months ended December 31, 2011 as compared to 52% for the same period in 2010. The gross margin increase was primarily attributable to the substantial increase in service fees received from advertisers and publishers that have minimal costs associated with the revenue.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the year ended December 31, 2011 increased by $2,596,805, or 63.6%, compared to the same period in 2010. The increase was primarily attributable to increased payroll and operating expenses, costs of being a public company and increases in sales and marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the year ended December 31, 2011 increased by $2,539,830 or 76.5%, compared to the same period in 2010. The increase was primarily attributable to a $77,000 increase in rent expense with the addition of three new office space locations in 2011, a $732,000 increase in payroll, personnel and related benefit expenses due to salary increases and additional employees, a $236,000 increase in professional fees and reporting costs as a result the financing transactions and costs of being a public company in 2011, and investor relations costs of $1,216,000.  We paid $1,180,000 including the $165,000 value of 500,000 shares of common stock issued to one consulting company for investor relation services that included an investor marketing campaign during 2011. We expect that professional fees will continue to increase over prior levels as we continue to work on financing transactions and expand our reporting and investor relations efforts as a public company.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the year ended December 31, 2011 increased by $56,975 or 7.4%, compared to the same period in 2010.   The increase was also attributable to marketing of our SocialSpark, SponsoredTweets and WeReward platforms.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of warrant liability.

Interest expense during the year ended December 31, 2011 decreased by $50,252 compared to the same period in 2010 due to our overall reduction in debt as a result of the conversion of $1,444,800 of related party notes payable in May 2010 and principal payments made on our note payable to the bank.

We recognized other income for a change in fair value of our warrant liability of $332,484 during the year ended December 31, 2011 related to warrants issued in connection with the May 2011 Offering as further discussed below. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating rates and market conditions outside of our control.

Net Loss

Net loss for the year ended December 31, 2011was $3,978,592 which increased from the net loss of $2,157,759 for the same period in 2010,   As discussed above, although gross profit increased over the prior year due to increased revenue and interest expense declined as a result of the conversion of debt in 2010, these improvements were exceeded by the large increase in operating expenses attributable to increased headcount, public company and investor relations costs, and other sales and marketing expenses.

Liquidity and Capital Resources

Our cash position was $225,277 as of December 31, 2011 as compared to $1,503,105 as of December 31, 2010, a decrease of $1,277,828.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $3,978,592, and $2,157,759 for the years ended December 31, 2011 and 2010, respectively and had an accumulated deficit of $18,130,784 as of December 31, 2011.   The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash used for operating activities was $3,915,701 during the year ended December 31, 2011 and was primarily a result of our net loss during the period of $3,978,592.  Cash provided by financing activities was $2,685,577 during the year ended December 31, 2011 primarily as a result of net proceeds of $3,043,407 received from the issuance of common and preferred stock and warrants and exchange of promissory notes in the May 2011 Offering as further discussed below. Financing activities were reduced by principal payments of $359,596 on our bank note payable and capital leases.

To date, we have financed our operations through internally generated revenue from operations, the sale of our equity and the issuance of notes and loans from shareholders. From May 24, 2011 until August 15, 2011, we conducted a private placement whereby we raised an aggregate of $3,330,000 through the sale of 333 units (the "Units"), at a purchase price of $10,000 per Unit. Each Unit consisted of either (i) 30,303 shares of our common stock, or (ii) one share of our Series A Preferred Stock, par value $.0001 per share, which is convertible into 30,303 shares of common stock, plus a fully exercisable, five-year warrant to purchase 18,182 shares of common stock for $9,091 or $0.50 per linked share of common stock (the “May 2011 Offering”). Of the gross proceeds received, (i) $500,000 was received under a promissory note that was contractually exchanged into 50 units under the May 2011 Offering, and (ii) $50,000 was received for the purchase of 5 units from our Chief Executive Officer. As a result of the offering, investors who purchased 230 units elected to receive preferred stock and investors who purchased 103 Units elected to receive common stock. Accordingly, we issued (i) 3,121,209 shares of common stock, (ii) 230 shares of Series A Preferred Stock, which are linked by conversion to 6,969,690 shares of common stock, and (iii) 333 Warrant Contracts that are linked by exercise to an aggregate of 6,054,606 shares of common stock.  In connection with this offering, we incurred expenses of $286,593 for placement agent, legal and other fees. Accordingly, net cash proceeds from the May 2011 Offering amounted to $3,043,407. Additionally, we issued warrants to the placement agent to purchase 100,000 shares of common stock, which had a fair value of $17,600, with the same terms and conditions as the warrants issued to the investors in the May 2011 Offering.

We entered into registration rights agreements, as amended (the “Registration Rights Agreement”) with the investors in the May 2011 Offering (the "Investors"), pursuant to which we agreed to file a “resale” registration statement with the SEC covering the shares of common stock issuable upon conversion of Series A Preferred Stock and the shares of common stock underlying the Warrants within 12 months after the final closing date of the May 2011 Offering (i.e. August 15, 2012) (the “Filing Date”). We agreed to use our reasonable best efforts to have the registration statement declared effective within 15 months after the final closing date of the May 2011 Offering (i.e. November 15, 2012) (the “Effectiveness Deadline”) and to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144 without restriction or limitation.  Pursuant to the Registration Rights Agreement, we are obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the required Filing Date that the registration statement has not been filed and (ii) following the required Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that we shall not be obligated to pay any such liquidated damages if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided we register at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC and provided further that we will not be obligated to pay liquidated damages at any time following the one year anniversary of the Final Closing Date (as defined in the Registration Rights Agreements) of the May 2011 Offering.

On May 24, 2011, we entered into an investor relations agreement, as amended, with a consulting company to provide investor relations services during 2011.  We paid $1,190,000 in cash with proceeds from the May 2011 Offering and issued 500,000 shares of our common stock valued at $165,000 based on $0.33 per common share in August 2011. We subsequently received a refund of $175,000 in 2011 so that the net expense for these services was $1,180,000.

On February 3, 2012, we and our subsidiary, IZEA, jointly issued a senior secured promissory note in the principal amount of $550,000 (the “Note”) to two of our existing shareholders for a purchase price of $500,000. Unless earlier converted, exchanged or prepaid, the Note matures on August 2, 2012, subject to extension until February 2, 2013 upon the occurrence of certain circumstances. The Note may be prepaid by us at any time and must be prepaid by us if we receive at least $1,500,000 in net proceeds from the sale of certain of our securities. The obligations under the Note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of our assets and assets of our subsidiary. The face value of the Note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by us in a subsequent financing. If the Note is not fully paid by maturity and the term of the Note has been extended until February 2, 2013, then the holders may convert the outstanding principal amount of the Note at a conversion price of 90% of the closing price of our common stock on the trading day prior to the date that the Note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. We are further subject to certain liquidated damages if we fail to timely effectuate a conversion under the terms of the Note. Until such time that the Note is no longer outstanding, without the consent of the holders, we are prohibited from incurring certain debt, selling any account receivable or declaring any dividend.

On July 15, 2008, we entered into a $1,000,000 Loan and Security Agreement (“Note Payable”) with Silicon Valley Bank, with an interest rate of 8% per annum, payable monthly.  Interest only was payable through December 31, 2008. At December 31, 2011, the loan was repaid in full.

We are currently in negotiations with several investors to secure sufficient capital through financing transactions to meet the needs of our operations and future growth plans. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise funds in financing transactions, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

There can be no assurance that we will be successful in our negotiations to secure additional financing or that the terms of any such financing transactions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease operations.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The preparation of the accompanying financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes.  The preparation of these financial statements requires managements to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve for doubtful accounts of $10,000 at December 31, 2011. There was no reserve for doubtful accounts at December 31, 2010. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change as a result of a change in economic conditions or business conditions within our industry, our individual customers or our Company. Any adjustments to this account are reflected in the statements of operations as a general and administrative expense.

Revenue consists of sponsored revenue (such as revenue per blog post, per tweet, per click, per purchase, or per action) from an advertiser and service fees charged to advertisers and publishers. Service fees to advertisers include fees charged for management of advertising campaigns through our platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash out fees and inactivity fees for dormant accounts. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on our websites and their request was completed and content listed, as applicable, by our publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with us.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Service fees are recognized upon completion of the management of an advertiser's campaign or immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) our price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, establish the pricing and determine the service specifications.
Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options  vesting monthly, in equal increments over the remaining three-year period  and generally have ten-year contract lives.  We estimate the fair value of our common stock using recent independent valuations or the value paid in the most recent equity or financing transactions.  We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change. Changes also impact the amount of unamortized compensation expense to be recognized in future periods.

The tables below show the amount of options granted under our Plans and the assumptions used to determine the fair value of those options during the years ended December 31, 2011 and 2010.

2007 Plan Options Granted

Year Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
December 31, 2010	1,800	$1.10	5 years	59.55%	2.65%	$0.58
December 31, 2011	3,788,620	$0.03	5 years	54.96%	2.36%	$0.02

2011 Plan Options Granted

Quarter Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
June 30, 2011	4,787,165	$0.33	5 years	55.05%	1.84%	$0.05

There were 4,576,695 options outstanding as of December 31, 2011 with a weighted average exercise price of $0.44 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of December 31, 2011 since the weighted average exercise price exceeded the fair value of our common stock on such date.

We account for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging , which requires additional disclosures about the our objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on our financial position or operating results.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 8 - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IZEA, Inc.

We have audited the accompanying consolidated balance sheets of IZEA, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IZEA, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company and has incurred recurring operating losses and had an accumulated deficit at December 31, 2011 of $18,130,784. These conditions raise substantial doubt about the Company's ability to continue as a going concern without raising sufficient additional financing. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that would be necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
March 28, 2012

IZEA, Inc.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

Assets

Current:
Cash and cash equivalents	$225,277	$1,503,105
Accounts receivable, net of allowances of $10,000 and $0	690,575	391,114
Prepaid expenses	165,736	24,569
Other current assets	38,897	39,104

Total current assets	1,120,485	1,957,892

Property and equipment, net	152,434	140,918

Other assets:
Intangible assets, net	108,091	3,795
Security deposits	21,038	8,340

Total assets	$1,402,048	$2,110,945

See accompanying notes to consolidated financial statements.

IZEA, Inc.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,080,015	$636,864
Accrued payroll	224,438	81,014
Deferred rent	10,830	—
Unearned revenue	1,132,794	1,097,466
Current portion of capital lease obligations	25,070	18,235
Current portion of notes payable	—	333,333

Total current liabilities	2,473,147	2,166,912

Capital lease obligations, less current portion	27,850	10,569
Deferred rent	—	9,220
Warrant liability	752,486	—

Total liabilities	3,253,483	2,186,701

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 2,958,786 shares authorized; 0 and 762,907 shares issued and outstanding (liquidation preference at December 31, 2010, $1,070,473)	—	76
Series A-1 convertible preferred stock; $.0001 par value; 3,609,326 shares authorized; 0 and 778,307 shares issued and outstanding (liquidation preference at December 31, 2010, $2,221,992)	—	78
Series A-2 convertible preferred stock; $.0001 par value; 13,099,885 shares authorized; 0 and 12,259,334 shares issued and outstanding (liquidation preference at December 31, 2010, $10,674,017)	—	1,226
Series A common stock; $.0001 par value; 24,832,003 shares authorized; 0 and 504,270 shares issued and outstanding	—	50
Series B nonvoting common stock; $.0001 par value; 500,000 shares authorized, 0 and 500,000 issued and outstanding	—	50
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 230 and 0 shares issued and outstanding	—	—
Common stock, $.0001 par value; 500,000,000 shares authorized; 38,648,450 and 0 issued and outstanding	3,865	—
Additional paid-in capital	16,275,484	14,074,956
Accumulated deficit	(18,130,784)	(14,152,192)

Total stockholders’ deficit	(1,851,435)	(75,756)

Total liabilities and stockholders’ deficit	$1,402,048	$2,110,945

See accompanying notes to consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Revenue	$4,347,235	$3,821,538
Cost of sales	1,951,571	1,819,031

Gross profit	2,395,664	2,002,507

Operating expenses:
General and administrative	5,859,087	3,319,257
Sales and marketing	823,365	766,390

Total operating expenses	6,682,452	4,085,647

Loss from operations	(4,286,788)	(2,083,140)

Other income (expense):
Interest expense	(24,392)	(74,644)
Change in fair value of warrant liability	332,484	—
Other income (expense), net	104	25

Total other income (expense)	308,196	(74,619)

Net loss	$(3,978,592)	$(2,157,759)

Weighted average common shares outstanding – basic and diluted	24,511,646	645,602

Loss per common share – basic and diluted	$(0.16)	$(3.34)

See accompanying notes to consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Stockholders’ Deficit

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series A Common Stock		Series B Nonvoting Common Stock
	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt
Balance, December 31, 2009	762,907	$76	778,307	$78	—	$—	503,436	$50	500,000	$50
Exercise of stock options	—	—	—	—	—	—	834	—	—	—
Sale of Series A-2 preferred stock, net of costs	—	—	—	—	7,537,771	754	—	—	—	—
Conversion of shareholder notes payable into Series A-2 preferred stock	—	—	—	—	4,721,563	472	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2010	762,907	$76	778,307	$78	12,259,334	$1,226	504,270	$50	500,000	$50
Exercise of stock options	—	—	—	—	—	—	13,497	—	—	—
Reverse merger and recapitalization	(762,907)	(76)	(778,307)	(78)	(12,259,334)	(1,226)	(517,767)	(50)	(500,000)	(50)
Balance, December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—

(continued)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amt	Shares	Amt	Capital	Deficit	(Deficit)
Balance, December 31, 2009	—	$—	—	$—	$9,963,210	$(11,994,433)	$(2,030,969)
Exercise of stock options	—	—	—	—	918	—	918
Sale of Series A-2 preferred stock, net of costs	—	—	—	—	2,658,800	—	2,659,554
Conversion of shareholder notes payable into Series A-2 preferred stock	—	—	—	—	1,444,328	—	1,444,800
Stock-based compensation expense	—	—	—	—	7,700	—	7,700
Net loss	—	—	—	—	—	(2,157,759)	(2,157,759)
Balance, December 31, 2010	—	$—	—	$—	$14,074,956	$(14,152,192)	$(75,756)
Exercise of stock options	—	—	27,240	3	1,763	—	1,766
Reverse merger and recapitalization	—	—	35,000,000	3,500	(2,020)	—	—
Sale of common and preferred stock and warrants and exchange of promissory note, net of offering costs and beneficial conversion feature	230	—	3,121,209	312	3,043,095	—	3,043,407
Fair value of warrants issued in offering	—	—	—	—	(1,083,210)	—	(1,083,210)
Rounding shares	—	—	1	—	—	—	—
Stock-based compensation shares issued in exchange for services	—	—	500,000	50	164,950	—	165,000
Stock-based compensation expense	—	—	—	—	75,950	—	75,950
Net loss	—	—	—	—	—	(3,978,592)	(3,978,592)
Balance, December 31, 2011	230	$—	38,648,450	$3,865	16,275,484	$(18,130,784)	$(1,851,435)

See accompanying notes to consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,978,592)	$(2,157,759)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	63,143	88,901
Stock-based compensation	240,950	7,700
Provision for losses on accounts receivable	10,000	—
Loss on disposal of equipment	—	359
Change in fair value of warrant liability	(332,484)	—
Cash provided by (used for):
Accounts receivable, net	(309,461)	(84,083)
Prepaid expenses and other current assets	(140,960)	(39,629)
Accounts payable	393,394	292,884
Accrued payroll	143,424	26,138
Unearned revenue	(6,725)	(23,152)
Deferred rent	1,610	(37,627)
Net cash used for operating activities	(3,915,701)	(1,926,268)

Cash flows from investing activities:
Purchase of property and equipment	(3,051)	(11,804)
Purchase of intangible asset	(31,955)	—
Security deposits	(12,698)	7,250
Net cash used for investing activities	(47,704)	(4,554)

Cash flows from financing activities:
Proceeds from the issuance of series A2 preferred stock	—	2,659,554
Proceeds from issuance of convertible notes payable	—	600,000
Proceeds from issuance of promissory note	500,000	—
Proceeds from issuance of common and preferred stock and warrants, net	2,543,407	—
Proceeds from exercise of stock options	1,766	918
Payments on notes payable	(359,596)	(341,991)
Net cash provided by financing activities	2,685,577	2,918,481

Net (decrease) increase in cash and cash equivalents	(1,277,828)	987,659
Cash and cash equivalents, beginning of year	1,503,105	515,446

Cash and cash equivalents, end of period	$225,277	$1,503,105

Supplemental cash flow information:
Cash paid during year for interest	$22,894	$42,179

Non-cash financing and investing activities:
Acquisition of assets through capital lease	$50,379	$37,461
Series A2 Preferred Stock issued for conversion of notes payable plus accrued interest	—	1,444,800
Promissory note exchanged in financing arrangement	500,000	—
Fair value of warrants issued	1,084,970	—
Liabilities assumed in customer list acquisition	91,810	—

See accompanying notes to consolidated financial statements.

IZEA, Inc.
Notes to Consolidated Financial Statements

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Reverse Merger and Recapitalization
IZEA, Inc., (the "Company") formerly known as IZEA Holdings, Inc. and before that, Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, the Company completed a share exchange pursuant to which it acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA") which became its wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, the Company discontinued its former business and continued the social media sponsorship business of IZEA as its sole line of business. On November 23, 2011, the Company changed its name from "IZEA Holdings, Inc." to "IZEA, Inc." and the name of its subsidiary, IZEA, changed from "IZEA, Inc." to "IZEA Innovations, Inc." (collectively the "Company"). The Company headquarters are in Orlando, FL.

The share exchange was accounted for as a reverse-merger and recapitalization where IZEA is the acquirer for accounting purposes and IZEA, Inc. is the acquired company.  Accordingly, IZEA's historical financial statements for periods prior to the acquisition have become the Company's retroactively restated for, and giving effect to, the number of shares received in the share exchange.  The assets, liabilities and accumulated earnings, along with operations, reported in the financial statements prior to the share exchange are those of IZEA and are recorded at the historical cost basis.

The Company believes it is a world leader in social media sponsorships ("SMS"), a rapidly growing segment within social media where a company compensates a social media publisher to share sponsored content within their social network.  The Company accomplishes this by operating multiple marketplaces that include its premier platforms SocialSpark, SponsoredTweets and WeReward, as well as its legacy platforms PayPerPost and InPostLinks. The Company's advertisers include a wide range of small and large businesses, including Fortune 500 companies, as well as advertising agencies. The Company generates its primary revenue through the sale of SMS to its advertisers.  The Company fulfills the SMS through its marketplace platforms by connecting its social media publishers such as bloggers, tweeters and mobile application users with its advertisers.

Principles of Consolidation
The consolidated financial statements include the accounts of the IZEA, Inc. as of the date of the reverse merger, and its wholly owned subsidiary, IZEA Innovations, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The opinion of the Company's independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The Company has incurred significant losses from operations since inception and has an accumulated deficit of $18,130,784 as of December 31, 2011.  Losses for the years ended December 31, 2011 and 2010 were $3,978,592 and $2,157,759, respectively. The Company's ability to continue as a going concern is dependent upon raising capital from financing transactions. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Management is currently in negotiations with several investors to secure sufficient capital through financing transactions to meet the needs of its operations and future growth plans. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company's common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise funds in financing transactions, it is possible that the Company could incur unexpected costs and expenses, fail to collect significant amounts owed to the Company, or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's common stock.

There can be no assurance that the Company will be successful in its negotiations to secure additional financing or that the terms of any such financing transactions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company's stockholders. The inability to obtain additional capital may restrict the Company's ability to grow and may reduce its ability to continue to conduct business operations. If the Company is unable to

IZEA, Inc.
Notes to Consolidated Financial Statements

obtain additional financing, it may have to curtail its marketing and development plans and possibly cease operations.

Cash and Cash Equivalents and Concentration
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has recorded a reserve for doubtful accounts of $10,000 and $0 as of December 31, 2011 and 2010, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the statements of operations as a general and administrative expense.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At December 31, 2011, two customers, each of whom accounted for more than 10% of the Company’s accounts receivable, accounted for 27% of total accounts receivable in aggregate. At December 31, 2010, four customers, each of whom accounted for more than 10% of the Company’s accounts receivable, accounted for 49% of total accounts receivable in aggregate.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Equipment	3 years
Furniture and fixtures	5 - 10 years
Software	3 years
Leasehold improvements	3 years

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

Revenue Recognition
Revenue consists of sponsored revenue (such as revenue per blog post, per tweet, per click, per purchase, or per action) from an advertiser and service fees charged to advertisers and publishers. Service fees to advertisers include fees charged for management

IZEA, Inc.
Notes to Consolidated Financial Statements

of advertising campaigns through the Company's platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in the Company's platforms, early cash out fees and inactivity fees for dormant accounts. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's websites and their request was completed and content listed, as applicable, by the Company's publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with us.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Service fees are recognized upon completion of the management of an advertiser's campaign or immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the years ended December 31, 2011 and 2010 were approximately $511,000 and $458,000, respectively, and are included in sales and marketing expense in the accompanying Statements of Operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2008 through 2010.

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

IZEA, Inc.
Notes to Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The Company uses the market approach to measure fair value of its Level 1 financial assets, which include cash equivalents of $5 and $1,163,062 at December 31, 2011 and December 31, 2010, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of December 31, 2011 (see Note 5).

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s notes payable and capital lease obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2007 and May 2011 Equity Incentive Plan – see Note 9) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2007 and May 2011 Equity Incentive Plans during the years ended December 31, 2011 and 2010:

IZEA, Inc.
Notes to Consolidated Financial Statements

2007 Plan Assumptions

	Years Ended
	December 31, 2011	December 31, 2010
Expected term	5 years	5 years
Weighted average volatility	54.96%	59.55%
Weighted average risk free interest rate	2.36%	2.65%
Expected dividends	0	0

2011 Plan Assumptions

	Years Ended
	December 31, 2011	December 31, 2010
Expected term	5 years	n/a
Weighted average volatility	55.05%	n/a
Weighted average risk free interest rate	1.84%	n/a
Expected dividends	0	n/a

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.    Current average expected forfeiture rates were 50.21% and 48.42% during the years ended December 31, 2011 and 2010, respectively.

Non-employee Stock-Based Compensation
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” now ASC 505 and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable.

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

Reclassifications
Certain items have been reclassified in the 2010 financial statements to conform to the 2011 presentation.

IZEA, Inc.
Notes to Consolidated Financial Statements

NOTE 2.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2011	December 31, 2010
Furniture and fixtures	$144,512	$144,512
Office equipment	23,400	54,544
Computer equipment	111,339	519,616
Computer software	12,292	12,292
Leasehold improvements	35,950	35,950
Total	327,493	766,914
Less accumulated depreciation and amortization	(175,059)	(625,996)
Property and equipment, net	$152,434	$140,918

Computer equipment includes items under capital leases totaling $87,840 and $37,461 as of December 31, 2011 and 2010, respectively. Accumulated amortization relating to equipment under capital leases recorded in general and administrative expense in the accompanying statements of operations totaled $25,728 and $6,244 as of December 31, 2011 and 2010, respectively. Depreciation and amortization expense on property and equipment recorded in general and administrative expense in the accompanying statements of operations was $41,915 and $85,106 for the years ended December 31, 2011 and 2010, respectively.

NOTE 3.     INTANGIBLE ASSETS

Loan Acquisition Costs
In conjunction with the note payable issued during 2008 (see Note 4), the Company incurred $12,650 in legal costs. These costs were capitalized as loan costs and were amortized over the term of the debt using the effective interest method. Amortization of loan costs included in interest expense in the accompanying statements of operations was $3,795 in each of the years ended December 31, 2011 and 2010. The loan costs were fully amortized as of December 31, 2011.

Customer List Acquisition Costs
In July 2011, we acquired a network of customers that included over 12,000 advertisers and 16,000 Twitter publishers in 124 countries from Magpie & Friends Ltd., a private limited company organized under the laws in England and Wales. We recorded total costs of $125,525 for the purchase of these customers including the issuance of warrants to acquire 10,000 shares of common stock valued at $1,760. These costs are being amortized equally over their estimated useful life of three years. Amortization of asset costs included in general and administrative expense in the accompanying statements of operations was $17,434 for the year ended December 31, 2011. Future amortization costs are estimated to be $41,842 in 2012 and 2013, and $24,407 in 2014.

Net intangible assets consists of the following:

	December 31, 2011	December 31, 2010
Loan acquisition costs	$—	$12,650
Customer lists	125,525	—
Total	125,525	12,650
Less accumulated amortization	(17,434)	(8,855)
Intangible assets, net	$108,091	$3,795

NOTE 4.      NOTES PAYABLE

Note Payable – Bank
On July 15, 2008, IZEA entered into a $1,000,000 Loan and Security Agreement (“Note Payable”) with Silicon Valley Bank, with an interest rate of 8% per annum, payable monthly.  Interest only was payable through December 31, 2008.  Repayment of principal was due in thirty-six consecutive equal monthly installments, or approximately $333,333 per year, beginning in January 2009 through December 31, 2011. The Note Payable was secured by all assets of IZEA until it was paid in full in December 2011. The principal balance outstanding on the Note Payable was $333,333 at December 31, 2010.

In conjunction with the issuance of the Note Payable, IZEA also issued initial warrants to purchase 2,216 shares of common stock

IZEA, Inc.
Notes to Consolidated Financial Statements

(as amended in connection with the reverse merger transaction – see Note 7), immediately exercisable, at an exercise price of $0.2039 per share. Per the terms of the Note Payable, IZEA also issued 1,108 additional warrants, containing similar terms as the initial warrants, for a total of 3,324 warrants issued under the Note Payable. The fair value associated with the warrants was not recorded since the amount was insignificant to the financial statements. The warrants expire on July 15, 2015 and automatically convert to common stock on this date if the fair market value of the Company’s common stock is greater than the warrant exercise price.

Bridge Notes
On May 11, 2011, IZEA sold an aggregate $500,000 principal amount of 6% secured promissory notes (“Bridge Notes”) in a private placement transaction. The purchasers of Bridge Notes paid an aggregate gross purchase price of $500,000 for such Bridge Notes and received 50 Units in the May 2011 Offering as described in Note 8.  The Bridge Notes were paid in full out of the gross proceeds received in the May 2011 Offering.

Convertible Notes Payable – Related Parties
On September 23, 2009, February 25, 2010 and April 16, 2010, the Company issued unsecured convertible promissory notes (“Convertible Notes”) with the Company’s current preferred stockholders to fund operations until alternative financing could be closed.  Proceeds under the Convertible Notes totaled $798,561, $300,000 and $300,000, respectively, for a total of $1,398,561. The Convertible Notes were senior to all obligations other than the debt owed to Silicon Valley Bank, and accrued interest at the rate of 8% per annum.  The principal and accrued interest were to automatically convert upon closing of an additional round of funding into shares of Series A-2 preferred stock, with the number of shares equal to the amount being converted divided by 85% of the price per share of the additional funding round.

In May 2010, all of the holders of the Convertible Notes automatically converted their $1,444,800 notes payable (including accrued interest) into 4,721,563 shares of the Company’s newly created Series A-2 Preferred Stock in connection with the sale of Series A-2 Preferred Stock (see Note 7).

NOTE 5.     DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into the May 2011 Offering discussed in Note 8 and the issuance of warrants in the acquisition of intangible assets as discussed in Note 3 that gave rise to derivative warrants. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the Company's derivative activity for the year ended December 31, 2011:

	Linked Common Shares	Warrant Liability Amount
Beginning balance, December 31, 2010	—	$—

Issuance of derivative warrants:
Financing arrangement in Note 8	6,154,606	1,083,210
Other transactions in Note 3	10,000	1,760
Change in fair value of warrant liability	—	(332,484)
Ending balance, December 31, 2011	6,164,606	$752,486

Changes in the fair value of derivative financial instruments are required to be recorded in other income in the period of change.

The derivative warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique are as follows:

IZEA, Inc.
Notes to Consolidated Financial Statements

	Inception Dates
	May 24 and 26, 2011	August 15, 2011	December 31, 2011
Fair market value of asset (1)	$0.33	$0.33	$0.3125
Exercise price	$0.50	$0.50	$0.50
Term (2)	5.0 Years	5.0 Years	4.4--4.6 Years
Implied expected life derived from Binomial (3)	4.9 Years	4.9 Years	4.4--4.6 Years
Volatility range (4)	64.4%--95.8%	61.9%--94.7%	63.4%--92.2%
Equivalent volatility derived from Binomial (3)	76.9%	75.2%	74.2%
Risk-free rate range (5)	0.11%--1.81%	0.08%--0.99%	0.02%--0.83%
Equivalent risk-free rate derived from Binomial (3)	0.50%	0.33%	0.27%--0.31%

(1)  The fair market value of the asset was determined using the price paid by the Investors in the May 2011 Offering and a private offering in December 2011. See the paragraph below discussing how the fair market value of the asset varies in Binomial when the contract is subject to down-round financing protection.

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

The warrants embody features that result in adjustment to the exercise price when the Company sells common stock or other common stock linked contracts below the $0.50 exercise price. Since anti-dilution risk is present when the trading market price is below or projected to be below the stated exercise price, a random walk Brownian motion technique was used to estimate the future market price and the probability that the stock price would be below the stated exercise price during the implied expected life of the warrant. These values were used to develop assumptions which were used as inputs in the Binomial model used to value the warrants. A stochastic process is a sequence of events or paths generated by probabilistic laws and Brownian motion is a continuous stochastic process that is widely used in financing for modeling random behavior that evolves over time. At each valuation date, the model is run using monthly steps based upon the following inputs: the current trading market price, the implied expected life of the warrants and the estimated volatility over the implied expected life. The simulation returns the mean stock price (New Price) and the probability of the stock price falling below the exercise price (SPP). These values are used as inputs into the Binomial, since it is assumed a market participant would consider changes in the Company’s market price when considering the value to assign to the anti-dilution protection.

NOTE 6.      COMMITMENTS & CONTINGENCIES

Lease Commitments
Operating Leases
In July 2007, the Company entered into an agreement to renew its existing office lease and expand its rental premises to include adjoining space. During 2009, the lease was further amended resulting in a reduction in required lease payments for the remainder of the lease. The operating lease began in December 2007 and has an initial term of five years expiring in December 2012. Real estate and property taxes, insurance, utilities and maintenance expenses related to the buildings are obligations of the Company.

In July 2011, we entered into three separate agreements to rent satellite sales office space in New York City, Chicago, and Los Angeles through short-term rental agreements. The leases for New York City and Chicago have an initial term of one year expiring on July 31, 2012 and the lease for Los Angeles is on a month-to-month basis. The Company is obligated to pay applicable sales taxes and utilities along with the monthly rental payment.

IZEA, Inc.
Notes to Consolidated Financial Statements

Capital Leases
During 2010 and 2011, the Company entered into capital leases for equipment which expire in June 2012 and August 2014, respectively. The balance outstanding under the leases included in the current and long-term portion of notes payable on the accompanying balance sheet was $52,920 and $28,804 at December 31, 2011 and December 31, 2010, respectively. See Note 2 for more information on the Company's equipment under capital leases.

A summary of future minimum lease payments under the Company's non-cancelable leases as of December 31, 2011 is as follows:

Year ending December 31:	Capital Leases	Operating Leases
2012	$32,796	$272,000
2013	21,599
2014	10,799
Total minimum lease payments	65,194	$272,000
Less amount representing interest	(12,274)
Total principal lease payments	52,920
Less current maturities	(25,070)
Total long term obligations	$27,850

Total rent expense recorded in general and administrative expense in the accompanying statements of operations was approximately $287,000 and $210,000 for the years ended December 31, 2011 and 2010, respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after 2 years of service. During the years ended December 31, 2011 and 2010, the Company incurred $31,429 and $33,448, respectively, in expense for matching employer contributions.

Litigation
From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on its operations or financial position.

NOTE 7.      STOCKHOLDERS' EQUITY

On May 10, 2010, the Company’s board of directors declared a one-for-ten (1:10) reverse stock split on the shares of the Company’s common and preferred stock, increased the number of authorized shares of common and preferred stock, renamed the Series B Preferred Stock to Series A-1 Preferred Stock and created a new Series A-2 Preferred Stock.  All share information included herein has been retroactively restated to reflect the effect of the 1:10 reverse stock split.

Pre-Exchange Transactions by IZEA
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

During 2007, IZEA issued a total of 778,307 shares of Series B Preferred Stock with a par value of $0.0001 for $7,025,000, less issuance costs of $72,612. On May 10, 2010, IZEA renamed its Series B Preferred Stock to Series A-1 Preferred Stock and created a new Series A-2 Preferred Stock. All rights and preferences under the renamed Series A-1 Preferred Stock remained the same.  Series A-1 Preferred stockholders were entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.05415 per share subject to adjustment in accordance with certain anti-dilution provisions.  Such dividends accrued whether or not they have been declared or whether or not there were funds legally available to IZEA, Inc. for payment.  At December 31, 2010, dividends of $1,519,493 had accrued but had not been declared; therefore, no provision for Series A-1 Preferred Stock dividends was included in these financial statements.

On May 10, 2010, IZEA issued a total of 7,537,771 shares of Series A-2 Preferred Stock with a par value of $0.0001 for consideration

IZEA, Inc.
Notes to Consolidated Financial Statements

of $2,713,600 less issuance costs of $54,046. Series A-2 Preferred stockholders were entitled to a preferential dividend, which accrued and accumulated on such shares on an annual basis at a rate of $.80 subject to adjustment in accordance with certain anti-dilution provisions on such shares of Series A-2 Preferred Stock. Such dividends accrued whether or not they have been declared or whether or not there were funds legally available to IZEA for payment.  At December 31, 2010, dividends of $9,807,467 had accrued but had not been declared; therefore, no provision for the Series A-2 Preferred stock dividends was included in these financial statements.

On September 23, 2009, February 25, 2010 and April 16, 2010, the Company issued unsecured convertible promissory notes (“Convertible Notes”) with the Company’s current preferred stockholders to fund operations until alternative financing could be closed.  Proceeds under the Convertible Notes totaled $798,561, $300,000 and $300,000, respectively, for a total of $1,398,561. The Convertible Notes were senior to all obligations other than the debt owed to Silicon Valley Bank, and accrued interest at the rate of 8% per annum.  The principal and accrued interest were to automatically convert upon closing of an additional round of funding into shares of Series A-2 preferred stock, with the number of shares equal to the amount being converted divided by 85% of the price per share of the additional funding round. In May 2010, all of the holders of the Convertible Notes automatically converted their $1,444,800 notes payable (including accrued interest) into 4,721,563 shares of the Company’s Series A-2 Preferred Stock in connection with the sale of Series A-2 Preferred Stock.

In 2011 and 2010, pursuant to stock option exercises, IZEA issued 13,497 and 834 shares of its Series A common stock for cash proceeds of $404 and $918, respectively.

Management Acquisition of Preferred Stock
On May 6, 2011, all of the Series A preferred stockholders and certain of the Series A-1 and A-2 preferred stockholders transferred their shares, along with all their rights and preferences, to IZEA's CEO and CFO for an aggregate price of $2. The total shares purchased by management of IZEA were 762,907 Series A Preferred Shares, 766,047 Series A-1 Preferred Shares and 12,217,669 Series A-2 Preferred Shares.

Share Exchange and Cancellation
Pursuant to the Share Exchange Agreement on May 12, 2011 (the "Exchange") between the Company and the shareholders of IZEA, all of the issued and outstanding capital stock of IZEA was transferred to the Company in exchange for 22,500,000 shares (approximately 64.29%) of the Company's common stock. Additionally, immediately prior to the exchange, IZEA had outstanding options to purchase an aggregate of 3,712,365 shares of common stock and an outstanding warrant to purchase 3,324 shares of common stock. Upon closing of the Exchange, the Company assumed the outstanding options of IZEA and authorized an equal issuance of options to these option-holders pursuant to the Company's 2011 Equity Incentive Plan. Furthermore, upon closing of the Exchange, the Company assumed the outstanding warrant of IZEA and authorized an issuance of a warrant to purchase 3,324 shares of its common stock to the former warrant-holder.

Immediately following the closing of the Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-exchange assets and liabilities to a wholly-owned subsidiary, RTL Holdings, Inc. and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of RTL Holdings, Inc. to Anthony Barron, the Company's former officer and director, in exchange for the cancellation the Company's common stock he owned. Immediately after the exchange and cancellation, the Company had 12,500,000 shares of common stock outstanding plus the 22,500,000 shares issued to the IZEA shareholders for a total of 35,000,000 shares of common stock issued and outstanding as of May 12, 2011. The 12,500,000 shares constitute the Company's “public float” and are the Company's only shares of registered common stock that are available for resale without further registration.

Authorization of Convertible Preferred Stock
In May 2011, the Board of Directors designated 240 shares of its Preferred Stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 30,303 shares of common stock at the option of the preferred holder and does not have a redemption feature.

IZEA, Inc. Stock Offering
On May 24, 2011, May 26, 2011 and August 15, 2011, the Company entered into subscription agreements with certain investors (the “Investors”) whereby it raised $3,330,000 through the sale of 333 units (the “Units”), at a purchase price of $10,000 per Unit (the “May 2011 Offering”). Each Unit consisted of either (i) 30,303 shares of the Company’s common stock or (ii) one share of the Company’s Series A Preferred Stock, par value $.0001 per share, which is convertible into 30,303 shares of common stock, plus a fully exercisable, five-year warrant to purchase 18,182 shares of common stock for $9,091 or $0.50 per linked share of common stock (the “Warrants”).   As a result of the May 2011 Offering, Investors who purchased 230 Units elected to receive preferred stock and Investors who purchased 103 Units elected to receive common stock. Accordingly, the Company issued (i)

IZEA, Inc.
Notes to Consolidated Financial Statements

3,121,209 shares of common stock, (ii) 230 shares of Series A Preferred Stock, which are linked by conversion to 6,969,690 shares of common stock, and (iii) 333 Warrant Contracts that are linked by exercise to an aggregate of 6,054,606 shares of common stock. See Note 8 for further details on the May 2011 Offering.

Stock Issued for Services
On May 24, 2011, the Company entered into an investor relations agreement, as amended, with a consulting company to provide investor relations services, including an investor marketing campaign, during 2011. In accordance with the agreement, the Company paid $1,190,000 in cash with proceeds from the May 2011 Offering and issued 500,000 shares of common stock valued at $165,000 based on $0.33 per common share in August 2011.  The Company subsequently received a refund of $175,000 so that the net expense for these services recorded in general and administrative expense in the accompanying statements of operations in 2011 was $1,180,000.

Stock Option Exercises
From May 12, 2011 through December 31, 2011, the Company issued 27,240 shares of common stock upon receipt of $1,362 in cash proceeds related to the exercise of stock options at an average exercise price of $.05 per share. See Note 9 for more information concerning the Company's stock options.

NOTE 8.      FINANCING ARRANGEMENT

On May 24, 2011, May 26, 2011 and August 15, 2011, the Company entered into subscription agreements with certain investors (the “Investors”) whereby it raised $3,330,000 through the sale of 333 units (the “Units”), at a purchase price of $10,000 per Unit (the “May 2011 Offering”). Each Unit consisted of either (i) 30,303 shares of the Company’s common stock or (ii) one share of the Company’s Series A Preferred Stock, par value $.0001 per share, which is convertible into 30,303 shares of common stock, plus a fully exercisable, five-year warrant to purchase 18,182 shares of common stock for $9,091 or $0.50 per linked share of common stock (the “Warrants”). Of the gross proceeds received, (i) $500,000 was received on May 11, 2011 under a promissory note that was contractually exchanged into 50 Units under the May 2011 Offering (see Note 4), and (ii) $50,000 was received for the purchase of 5 Units from the Company’s Chief Executive Officer.

As a result of the May 2011 Offering, Investors who purchased 230 Units elected to receive preferred stock and Investors who purchased 103 Units elected to receive common stock. Accordingly, the Company issued (i) 3,121,209 shares of common stock, (ii) 230 shares of Series A Preferred Stock, which are linked by conversion to 6,969,690 shares of common stock, and (iii) 333 Warrant Contracts that are linked by exercise to an aggregate of 6,054,606 shares of common stock.

 In connection with the May 2011 Offering, the Company incurred expenses of $286,593 for placement agent, legal and other fees. Accordingly, net cash proceeds from the May 2011 Offering amounted to $3,043,407. Additionally, the Company issued warrants to the placement agent to purchase 100,000 shares of common stock, which had a fair value of $17,600, with the same terms and conditions as the Warrants issued to the investors in the May 2011 Offering.

The Company entered into registration rights agreements, as amended (the “Registration Rights Agreement”) with the Investors in the May 2011 Offering, pursuant to which the Company agreed to file a “resale” registration statement with the SEC covering the shares of common stock issuable upon conversion of Series A Preferred Stock and the shares of common stock underlying the Warrants within 12 months after the final closing date of the May 2011 Offering (i.e. August 15, 2012) (the “Filing Date”). The Company agreed to use its reasonable best efforts to have the registration statement declared effective within 15 months after the final closing date of the May 2011 Offering (i.e. November 15, 2012) (the “Effectiveness Deadline”) and to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144 without restriction or limitation.  Pursuant to the Registration Rights Agreement, the Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the required Filing Date that the registration statement has not been filed and (ii) following the required Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC and provided further that the Company will not be obligated to pay liquidated damages at any time following the one year anniversary of the Final Closing Date (as defined in the Registration Rights Agreements) of the May 2011 Offering.

IZEA, Inc.
Notes to Consolidated Financial Statements

In applying current accounting standards to the financial instruments issued in the May 2011 Offering, the Company first considered the classification of the Series A Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants (including the warrants issued to the placement agent) under ASC 815 Derivatives and Hedging. The Series A Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A Preferred Stock is convertible into a fixed number of shares of common stock with adjustments to the conversion price solely associated with equity restructuring events such as stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of common stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A Preferred Stock, it is classified as a component of stockholders’ equity. The Warrants and the placement agent warrants were also evaluated for purposes of classification. These financial instruments embody two features that are not consistent with the concept of stockholders’ equity. First, the exercise price of $0.50 is subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices. This particular provision is in place for the first two years of the contractual term of five years. Second, the financial instruments extend a fair-value (defined as Black-Scholes) cash redemption right to the Investors in the event of certain fundamental transactions, certain of which are not within the control of the Company. This particular provision is a written put and current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, the Warrants and the placement agent warrant require liability classification as derivative warrants. Derivative warrants are carried both initially and subsequently at fair value with changes in fair value reflected in income (see Note 5).

The Company also considered classification-related accounting rules related to the possibility that the conversion option embedded in the Series A Preferred Stock may require classification outside of stockholders’ equity. Generally, an embedded feature in a hybrid financial instrument (such as the Series A Preferred Stock) that both meets the definition of a derivative financial instrument and is not clearly and closely related to the host contract in term of risks would require bifurcation and accounting under derivative standards. The embedded conversion option is a feature that embodies risks of equity. The Company has concluded that the Series A Preferred Stock is a contract that affords solely equity risks. Accordingly, the embedded conversion option is, in fact, clearly and closely related to the host contract and bifurcation is not required.

Another distinction that the Company made in accounting for the May 2011 Offering was to separate the Units sold to the Company’s Chief Executive Officer from the financing for purposes of determining whether the arrangement constituted any form of compensation. As mentioned in the introductory paragraph above, 5 Units were sold to the Company’s Chief Executive Officer for $50,000. Generally, under ASC 718 Compensation – Stock Compensation, the amount that the fair value of financial instruments issued to an employee in excess of amounts contributed by the employee gives rise to compensation expense for accounting purposes. As illustrated in the table below, compensation expense of $16,000 arose from this element of the May 2011 Offering.

The following table summarizes the components of the May 2011 Offering, their fair values (which is subsequently discussed) and the allocation that was given effect in the Company's financial statements:

IZEA, Inc.
Notes to Consolidated Financial Statements

	Financing	Compensation	Direct Expenses	Total
Common stock and common stock equivalents:
Common stock	3,121,209	—	—	3,121,209
Common shares that are linked to other contracts:
Series A Preferred Stock	6,818,175	151,515	—	6,969,690
Warrants	5,963,696	90,910	100,000	6,154,606
	15,903,080	242,425	100,000	16,245,505
Fair value of the financial Instruments:
Common stock (1)	$1,030,000	$—	$—	$1,030,000
Series A Preferred Stock (2)	2,250,000	50,000	—	2,300,000
Warrants (3)	1,049,610	16,000	17,600	1,083,210
	$4,329,610	$66,000	$17,600	$4,413,210
Allocation of the transaction basis for accounting:
Common stock	$(700,397)	$—	$94,090	$(606,307)
Series A Preferred Stock	(825,567)	(34,421)	210,103	(649,885)
Derivative warrants	(1,049,610)	(16,000)	(17,600)	(1,083,210)
Paid-in capital (BCF)(4)	(704,426)	(15,579)		(720,005)
Compensation expense	—	16,000	—	16,000
	$(3,280,000)	$(50,000)	$286,593	$(3,043,407)

Cash consideration (expense)	$2,780,000	$50,000	$(286,593)	$2,543,407
Advances on exchange	500,000	—		500,000
	$3,280,000	$50,000	$(286,593)	$3,043,407

(1)  The fair value of the Company's common stock was established based upon the price paid by the Investors in the May 2011 Offering.

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

IZEA, Inc.
Notes to Consolidated Financial Statements

NOTE 9.       STOCK OPTIONS

In February 2007, the board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed the Company to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with the share exchange on May 12, 2011, all of the 3,712,365 outstanding stock options under the 2007 Plan were canceled, effectively terminating the 2007 Plan. The Company simultaneously issued new options to the same employees under a new 2011 Equity Incentive Plan of IZEA, Inc. adopted on May 12, 2011 (the “May 2011 Plan”). The Company has an aggregate of 7,100,000 shares of common stock reserved for issuance under the May 2011 Plan. The cancellation and replacement of the stock options under the 2007 Plan were accounted for as a modification of the terms of the canceled awards. There was a minimal incremental difference required to be recorded on 109,370 shares where the fair value of the replacement options exceeded the fair value of the canceled options at the date of cancellation and replacement.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 3,500,000 shares of common stock under the August 2011 Plan. As of December 31, 2011, no grants have been made under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, the board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option will be equal to or exceed 110% of fair market value. Unless otherwise determined by the board of directors at the time of grant, the right to purchase shares covered by any options under the May and August 2011 Plans shall vest over the requisite service period as follows: one-fourth of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the remaining three-year period. The term of the options is up to 10 years.

A summary of option activity under the 2007 and May 2011 Options Plans as of December 31, 2011 and 2010 and for the years then ended is presented below:

2007 Plan
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2009	83,320	$1.11	2.80
Granted	1,800	1.11
Exercised	(834)	1.11
Forfeited	(14,316)	1.10
Outstanding at December 31, 2010	69,970	$1.11	2.00
Granted	3,788,620	0.03
Exercised	(13,497)	0.03
Forfeited	(132,728)	0.03
Canceled	(3,712,365)	0.05
Outstanding at May 12, 2011 (date Plan was canceled)	—	$—	—

During the years ended December 31, 2011 and 2010, there were options exercised into 13,497 and 834 shares of the Company's Series A common stock for cash proceeds of $404 and $918, respectively. There was no intrinsic value on the options exercised during the years ended December 31, 2011 and 2010.

IZEA, Inc.
Notes to Consolidated Financial Statements

2011 Plan
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	—	$—	—
Granted	4,787,165	0.43	—
Exercised	(27,240)	0.05	—
Forfeited	(183,230)	0.15	—
Outstanding at December 31, 2011	4,576,695	$0.44	4.4
Exercisable at December 31, 2011	2,277,174	$0.40	4.4
During the year ended December 31, 2011, there were options exercised into 27,240 shares of the Company's common stock for cash proceeds of $1,362. The intrinsic value of the options exercised during the year ended December 31, 2011was $7,568. There is no aggregate intrinsic value on the exercisable, outstanding options as of December 31, 2011 since the weighted average exercise price exceeded the fair value on such date.

The following tables contain summarized information about nonvested stock options outstanding at December 31, 2011under the 2007 and May 2011 Options Plans :

2007 Plan
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	38,402	$0.60
Granted	1,800	$0.60
Vested	(9,035)	$0.60
Forfeited	(14,316)	$0.60
Nonvested at December 31, 2010	16,851	$0.60
Granted	3,788,620	0.03
Vested	(1,895,797)	0.01
Forfeited	(50,803)	0.03
Canceled	(1,858,871)	0.02
Nonvested at May 12, 2011 (date plan was canceled)	—	$—

2011 Plan
	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	—	$—
Granted	4,787,165	0.05
Vested	(2,318,771)	0.04
Forfeited	(168,873)	0.06
Nonvested at December 31, 2011	2,299,521	$0.07
Stock-based compensation expense recognized on awards outstanding during the years ended December 31, 2011 and 2010 was $59,950 and $7,700. Future compensation related to nonvested awards expected to vest of $70,059 is expected to be recognized over the remaining individual vesting periods for up to five years.

NOTE 10.     RELATED PARTY TRANSACTIONS

During 2006, IZEA entered into a General Services Agreement (“GSA”) with an entity owning 100% of IZEA’s Series B common stock. The GSA consisted of the purchase of certain marketing deliverables and equipment, as well as marketing consulting services. Cash paid to this related party during the years ended December 31, 2011 and 2010 was approximately $50,837 and $33,000 respectively. Expenses associated with the GSA were approximately and $57,313 and $36,000 for the years ended December 31, 2011 and 2010, respectively, and are included in sales and marketing expenses in the accompanying statements of operations. The contract is on a month-to-month basis until terminated by either party.

The amount due to this related party was $8,921 and $2,445 at December 31, 2011 and 2010, respectively.

As part of the Company’s May 2011 Offering, as more fully discussed in Note 8, the Company sold an aggregate of $50,000 worth of Units which were sold to the Company’s Chief Executive Officer and an entity under the control of the Chief Executive Officer.

NOTE 11.     INCOME TAXES

The components of the Company’s net deferred income taxes are as follows (rounded):

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$6,836,000	$5,233,000
Accrued expenses	37,000	—
Depreciation and amortization	(2,000)	63,000
Other	13,000	5,000
Gross deferred income tax assets	6,884,000	5,301,000
Valuation allowance	(6,884,000)	(5,301,000)
Total deferred income tax assets	$—	$—

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Years Ended December 31,
	2011	2010
Federal income tax at statutory rates	(34.0)%	(34.0)%
Change in deferred tax asset valuation allowance	39.8%	37.8%
Deferred state taxes	(3.8)%	(3.7)%
Non-deductible expenses:
Meals & entertainment	0.1%	0.2%
Other	(2.1)%	(0.3)%
Income taxes (benefit) at effective rates	—%	—%
The Company has incurred net losses since inception. At December 31, 2011, the Company had approximately $18,167,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various amounts between the years of 2026 and 2031. The change in valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $1,583,000 and $815,000, respectively, resulting primarily from net operating losses generated during the periods.

NOTE 12.    LOSS PER COMMON SHARE

Net losses were reported during the years ended December 31, 2011 and 2010.  As such, the Company excluded the impact of its potential common shares related to stock options and warrants of 4,576,695 and 6,167,930, respectively, as of December 31, 2011 in the computation of dilutive earnings per share for these periods as their effect would be anti-dilutive. Potential common shares of 6,969,690 upon conversion of preferred stock were also excluded from diluted loss per share as of December 31, 2011, since they were anti-dilutive. The Company excluded the impact of its potential common shares related to stock options and warrants of 69,970 and 3,324, respectively, as of December 31, 2010 in the computation of dilutive earnings per share for these periods as their effect would be anti-dilutive.

NOTE 13.  SUBSEQUENT EVENTS

No material events have occurred since December 31, 2011 that require recognition or disclosure in the financial statements, except as follows:

On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 (the “Note”) to two of its existing shareholders for a purchase price of $500,000. Unless earlier converted, exchanged or prepaid, the Note matures on August 2, 2012, subject to extension until February 2, 2013 upon the occurrence of certain circumstances. The Note may be prepaid by the Company at any time and must be prepaid by the Company if it receives at least $1,500,000 in net proceeds from the sale of certain of its securities. The obligations under the Note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of the Company's assets. The face value of the Note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by the Company in a subsequent financing. If the Note is not fully paid by maturity and the term of the Note has been extended until February 2, 2013, then the holders may convert the outstanding principal amount of the Note at a conversion price of 90% of the closing price of the Company's common stock on the trading day prior to the date that the Note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. the Company is further subject to certain liquidated damages if it fails to timely effectuate a conversion under the terms of the Note. Until such time that the Note is no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any account receivable or declaring any dividend.

ITEM 9A – CONTROLS AND PROCEDURES

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, controls and procedures could be circumvented by the individual acts of some persons, by collusion or two or more people or by management override of the control. Misstatements due to error or fraud may occur and not be detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.  Based on the results of that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed elsewhere in this Annual Report on Form 10-K, on May 12, 2011, we completed a share exchange with IZEA Innovations, Inc. ("IZEA"), a private company, and the shareholders of IZEA. The share exchange was accounted for as a reverse-merger and recapitalization. IZEA is the acquirer for accounting purposes and we the acquired company. Due to our limited resources and short period of time since becoming a public reporting company the management of IZEA has not been able to conduct a formal assessment of our internal controls over financial reporting for the year ended December 31, 2011. As a result we have excluded management's assessment of internal control over financial reporting for 2011. The assessment would include formally documenting, assessing and testing all of our controls that are being developed and those that are already in place.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

ITEM 9B - OTHER INFORMATION

NONE

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The names and ages of our executive officers, directors and key employees, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	35	President, Chief Executive Officer and Director
Donna L. Mackenzie	51	Chief Financial Officer, Secretary, Treasurer and Director
Ryan Schram	31	Chief Marketing Officer
Dean Proctor	28	Vice President of Engineering
Jerry Biuso	48	Vice President of Sales

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers, directors and key employees are as follows:

Edward H. (Ted) Murphy, Founder, President, Chief Executive Officer and Director, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social media sponsorship industry. As the Founder, President and Chief Executive Officer, Mr. Murphy leads our company, both with his day-to-day operational leadership and with his strategic vision for the company and its products. His efforts have received recognition from media outlets including The Wall Street Journal, CNBC, Wired, USA Today, Forbes, The New York Times, Business Week, PC World, CNN Money, Fortune, Fortune Small Business and Business 2.0. In addition to media coverage, Mr. Murphy has spoken and keynoted panels at a variety of events including Blog World Expo, Always On, Florida Venture Forum, SMX and Dow Jones Venture One Summit. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy was appointed as a director based on his extensive SMS industry knowledge and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Donna L. Mackenzie, Chief Financial Officer, Secretary/Treasurer, Director and Executive Vice President, joined us in September 2007, as a senior executive leading our financial, operational and customer service areas. Ms. Mackenzie was previously the Senior Vice President and Chief Financial Officer of Channel Intelligence, Inc. from 2003 to June 2007. Ms. Mackenzie currently serves as the President of the Central Florida Chapter of Financial Executives Institute (FEI), and also serves on the CFO Conference Committee and the Operational Finance and Accounting advisory group of the American Institute of Certified Public Accountants (AICPA). She also previously served on the AICPA Business and Industry Executive Committee. She is a licensed Certified Public Accountant in the State of Florida. Ms. Mackenzie holds a B.B.A. degree in accounting from the University of Alaska, Anchorage.  Ms. Mackenzie was appointed as a director based on her extensive knowledge of financial, accounting and operational issues highly relevant to our business.  She also brings transactional expertise in mergers and acquisitions, equity offerings and bank financings.

Key Employees

Ryan S. Schram, Chief Marketing Officer, and Board Observer, joined us in September 2011 as a senior executive leading our client development, account management, brand marketing, public relations, and publisher alliance organizations. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at ePrize, the industry leader in integrated engagement marketing.  Prior to that, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive.  Mr. Schram holds a B.A. degree in management from the Eli Broad College of Business at Michigan State University.

Dean Proctor, Vice President of Engineering, joined us in July 2011 as an executive leading our software engineering, quality assurance and systems engineering groups. Prior to joining us, from December 2010 to July 2011 Mr. Proctor served as Information Security Officer at Acquia, Inc., which provides commercial support and hosting services for the Drupal Web Content Management System. From 2006 until 2010, Mr. Proctor served as Director of Information Systems at interactive marketing agency, MindComet Corporation.  Prior to that Mr. Proctor led the network, systems, and support teams for Vortech, Inc. Mr. Proctor holds a B.S. degree in computer science from the University of Central Florida.

Jerry Biuso, Vice President of Sales, joined us in September 2010. Mr. Biuso is a seasoned sales strategist and marketing manager with 25 years of experience driving sales growth and business development for leading U.S. companies.  Prior to joining us, from May 2010 to September 2010, he was a Sales Consultant and Professional Coach serving businesses in the Orlando area.  From 2000 to 2010, he worked for Banco Popular as a Regional Manager for Central Florida and was the head of Sales and Marketing Management for their U.S. operations out of Chicago.  Mr. Biuso holds a B.A. degree in economics from St. Lawrence University, and is a Certified Coach, given by the Institute for Professional Empowerment Coaching.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(A) of the Exchange Act

We are not currently subject to Section 16 filings.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our Code of Ethics available on our website at www.izea.com.

Corporate Governance

We have established an audit committee, compensation committee and nominating committee however we have not yet nominated any members to such committees. To date, our entire board has performed all of the duties and responsibilities which might be contemplated by a committee.

Audit Committee. The audit committee will be composed of three independent directors, one of whom that meets the requirements of an “Audit Committee Financial Expert.”  The audit committee's duties will be to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee will review the scope and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times to be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The compensation committee will be composed of at least two independent directors.  The compensation committee will review and approve our compensation policies, including compensation of executive officers.

The compensation committee will also review and administer our stock option plans, and recommend and approve grants of stock options under that plan.

Nominating Committee.  The nominating committee will be composed of at least two independent directors.  The purpose of the nominating committee will be to select, or recommend for our entire board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.  The nominating committee's duties will also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

We do not have a standing nominating committee nor are we required to have one. We do not currently have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth the cash compensation as well as certain other compensation earned during the last two fiscal years for (i) each person who served as our principal executive officer (“PEO”) during our year ended December 31, 2011; (ii) our two other most highly compensated executive officers other than the PEO who was serving as an executive officer as of December 31, 2011; and (iii) up to two individuals for whom disclosure would have been required but for the fact that they were not serving as an executive officer as of December 31, 2011 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Edward H. Murphy	2011	181,875	40,000	—	37,876	—	—	—	259,751
President and Chief Executive Officer	2010	160,000	—	—	—	—	—	—	160,000
Donna Mackenzie	2011	189,375	40,000	—	24,748	—	—	—	254,123
Chief Financial Officer and Secretary/Treasurer	2010	180,000	—	—	—	—	—	—	180,000
Ryan Schram	2011	70,621	19,213	—	61,650	—	—	—	151,484
Chief Marketing Officer (2)	2010	—	—	—	—	—	—	—	—
Daniel R. Rua	2011	25,385	—	—	3,549	—	—	—	28,934
Former Executive Chairman (3)	2010	30,000	—	—	—	—	—	—	30,000
Anthony Barron	2011	—	—	—	—	—	—	—	—
Former Chief Executive Officer and Treasurer (4)	2010	1,000	—	—	—	—	—	—	1,000

(1)
Represents the aggregate grant date fair value of stock options issued during the year as calculated in accordance with ASC 718. See our Critical Accounting Policies and Use of Estimates under Management’s Discussion and Analysis for additional information, including valuation assumptions used in calculating the fair value of the awards.

(2)	Appointed on July 30, 2011.
(3)	Appointed in August 2010 and resigned from all positions on May 12, 2011.
(4)	Appointed on April 23, 2010 and resigned from all positions on May 12, 2011.

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each named executive officer as of December 31, 2011 pursuant to the incentive stock plans of IZEA, Inc.:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Edward Murphy (1)	1,680	115	—	$0.50	5/12/2016
	1,573,894	930,976	—	$0.50	5/12/2016
Donna Mackenzie (2)	40,000	—	—	$0.50	5/12/2016
	160,229	94,771	—	$0.50	5/12/2016
Ryan Schram (3)	—	500,000	—	$0.50	7/1/2016

(1)
Options to acquire 1,795 shares of common stock were originally issued with an exercise price of $1.10 per share and vested equally over 4 years from the grant date of April 3, 2008. Options to acquire 2,504,870 shares of common stock were originally issued with an exercise price of $0.03 per share and vested immediately as to 1,052,045 shares with the remaining balance vesting equally over 28 months from the grant date of February 16, 2011. These options were originally issued under the 2007 Equity Incentive Plan and in connection with the share exchange in May 12, 2011, such options were canceled and subsequently reissued to Mr. Murphy by us pursuant to our 2011 Equity Incentive Plan resulting in the issuance of options to acquire 1,795 and 2,504,870 shares of common stock at an exercise price of $0.50 per share each expiring on May 12, 2016. The option to acquire 1,795 shares of common stock vests immediately as to 1,421 shares on May 12, 2011 and 37 shares per month thereafter. The option to acquire 2,504,870 shares of common stock vests immediately as to 1,208,599 shares on May 12, 2011 and 52,185 shares per month thereafter.

(2)
Options to acquire 40,000 shares of common stock were originally issued with an exercise price of $1.10 per share and vested equally over 4 years from the grant date of September 14, 2007. Options to acquire 255,000 shares of common stock were originally issued with an exercise price of $0.03 per share and vested immediately as to 107,100 shares with the remaining balance vesting equally over 28 months from the grant date of February 16, 2011. These options were originally issued under the 2007 Equity Incentive Plan and in connection with the share exchange in May 12, 2011, such options were canceled and subsequently reissued to Ms. Mackenzie by us pursuant to our 2011 Equity Incentive Plan resulting in the issuance of options to acquire 40,000 and 255,000 shares of common stock at an exercise price of $0.50 per share each expiring on May 12, 2016. The option to acquire 40,000 shares of common stock vests immediately as to 36,667 shares on May 12, 2011 and 833 shares per month thereafter. The option to acquire 255,000 shares of common stock vests immediately as to 123,038 shares on May 12, 2011 and 5,313 shares per month thereafter.

(3)
On July 1, 2011, Mr. Schram was issued a five-year option to purchase 500,000 shares of common stock at an exercise price of $0.50 per share, which will vest as to 125,000 on July 1, 2012 and the remaining balance in equal monthly installments over a period of three years beginning one year from the date of issuance.

Employment Agreements

On May 14, 2011, we entered into an employment agreement with Edward Murphy pursuant to which Mr. Murphy will serve as our President and Chief Executive Officer, and with Donna Mackenzie pursuant to which Ms. Mackenzie will serve as our Chief Financial Officer.

Pursuant to the employment agreement with Mr. Murphy, Mr. Murphy will serve as our President and Chief Executive Officer until December 31, 2014 in consideration for an annual salary of $195,000 and, at the discretion of our board, a cash bonus in an amount to be determined by the board of up to 50% of his annual base salary and an options bonus of up to 200% of his annual base salary, based on Mr. Murphy meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2011, Mr. Murphy was awarded a bonus of $40,000 to be paid in 2012 at the earlier of any one of the following: i) payable in full at the closing of debt or equity financing to our Company of gross proceeds of at least $4,000,000 or ii) payable in consecutive monthly installments of $10,000 per month beginning with the pay period ending June

15, 2012, or iii) payable in full at the date upon which Mr. Murphy no longer holds his current positions for any reason other than those set forth in Sections 7(b) (ii) Employment Agreements dated May 14, 2011.

Pursuant to the employment agreement with Ms. Mackenzie, Ms. Mackenzie will serve as our Chief Financial Officer until December 31, 2014 in consideration for an annual salary of $195,000 and, at the discretion of our board, a cash bonus in an amount to be determined by the board of up to 50% of her annual base salary and an options bonus of up to 200% of her annual base salary, based on Ms. Mackenzie meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2011, Ms. Mackenzie was awarded a bonus of $40,000 to be paid in 2012 at the earlier of any one of the following: i) payable in full at the closing of debt or equity financing to our Company of gross proceeds of at least $4,000,000 or ii) payable in consecutive monthly installments of $10,000 per month beginning with the pay period ending June 15, 2012, or iii) payable in full at the date upon which Ms. Mackenzie no longer holds her current position for any reason other than those set forth in Sections 7(b) (ii) Employment Agreements dated May 14, 2011.

Both employment agreements are subject to early termination for any reason upon written notice to the executive and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, the executive will be entitled to a severance of six months current salary and in the case of termination in the case of the executive’s disability, severance of current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreements) and the executive’s employment terminates within six months following the change of control for reasons other than for cause, then the executive will be entitled to such amount equal to the executive’s then current compensation and the time remaining between the change of control and the six month anniversary of the change of control subject to reduction by compensation received by the executive from any other permitted employment.

On July 30, 2011, we entered into an employment agreement with Ryan Schram pursuant to which Mr. Schram will serve as our Chief Marketing Officer.  Pursuant to the employment agreement with Mr. Schram, Mr. Schram will serve as our Chief Marketing Officer until December 31, 2014 subject to renewal in consideration for an annual salary of $230,000. Mr. Schram also received a signing bonus of $12,000 and will be eligible for a bonus and override bonus based on meeting certain performance indicators set forth in the employment agreement. The employment agreement also provides that Mr. Schram may be an observer of our board of directors and that under certain conditions he may either be appointed or nominated to the board of directors. For the year ended December 31, 2011, Mr. Schram was awarded a bonus of $7,213 to be paid in 2012.

We also issued Mr. Schram an option to purchase 500,000 shares of common stock at an exercise price of $0.50 per share, which will vest as to 125,000 on July 1, 2012 and the remaining balance in equal monthly installments over a period of three years beginning one year from the date of issuance. Mr. Schram will also be eligible to receive, at the discretion of the board, option grants to purchase up to 500,000 shares of common stock, vesting in equal monthly installments, each year starting December 31, 2012, based on meeting the performance indicators set forth in the employment agreement. If terminated for any reason other than death, disability or cause, of if Mr. Schram resigns for good reason (as defined in the employment agreement), Mr. Schram shall be entitled to a severance of 6 months current salary and bonus and an override bonus in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his title and responsibilities, will be deemed good reason under the employment agreement.

Director Compensation

For the years ended December 31, 2011 and 2010, we did not compensate our directors for their services.  In the future, we expect to compensate our non-employee directors through stock option grants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

In February 2007, the board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed us to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with the share exchange on May 12, 2011, all of the 3,712,365 outstanding stock options under the 2007 Plan were canceled, effectively terminating the 2007 Plan. We simultaneously issued new options to the same employees under a new 2011 Equity Incentive Plan of IZEA, Inc. adopted on May 12, 2011 (the “May 2011 Plan”).   We have an aggregate of 7,100,000 shares of common stock reserved for issuance under the May 2011 Plan. The cancellation and replacement of the stock options under the 2007 Plan were accounted for as a modification of the terms of the canceled awards. There was a minimal incremental difference required to be recorded on 109,370 shares where the fair value of the replacement options exceeded the fair value of the canceled options at the date of cancellation and replacement.

On August 22, 2011, we adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 3,500,000 shares of common stock under the August 2011 Plan. As of December 31, 2011, no grants have been made under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, our board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive stock options must be equal to or exceed 100% of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option will be equal to or exceed 110% of fair market value. The exercise price for nonqualified stock options may be less than fair market value of the stock, as determined by our board of directors.

The following table sets forth information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,576,695	$0.44	5,996,065
Equity compensation plans not approved by security holders	—	—	—
Total	4,576,695	$0.44	5,996,065

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 23, 2012 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o IZEA, Inc., 150 N. Orange Avenue, Suite 412, Orlando, FL 32801.  Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 23, 2012 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)(2)
Edward H. Murphy (3)	13,129,531	32.2%
Donna Mackenzie (4)	10,365,258	26.7%
Ryan Schram (5)	96,970	0.3%
Barry Honig (6)	2,078,416	5.4%
Michael Brauser (7)	3,358,134	8.7%
All executive officers and directors as a group (3 persons)	23,591,759	57.6%

(1)
We are prohibited from effecting the conversion of the series A preferred stock or exercise of the warrants to the extent that, as a result of the conversion or exercise, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion or exercise.  The ownership limitation, however, does not prevent a stockholder from selling some of its holdings and then receiving additional shares.  In this way, a stockholder could sell more than the ownership limitation while never holding more than this limit. The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation.

(2)	Based on 38,670,427 shares of common stock outstanding as of March 23, 2012.

(3)
Mr. Murphy is our President and Chief Executive Officer.   Includes (a) exercisable options to purchase 1,836,614 shares of common stock under our 2011 Equity Incentive Plan, (b) 60,606 shares of common stock issuable upon the conversion of 2 shares of series A preferred stock, (c) 36,364 shares of common stock issuable upon exercise of warrants, (d) 90,909 shares of common stock issuable upon the conversion of 3 shares of series A preferred stock owned by MindComet Corp (“MindComet”) over which Mr. Murphy holds voting and dispositive power, and (e) 54,546 shares of common stock issuable upon exercise of warrants owned by MindComet.

(4)	Ms. Mackenzie is our Chief Financial Officer. Includes options to purchase 226,794 shares of common stock under our 2011 Equity Incentive Plan.

(5)	Mr. Schram is our Chief Marketing Officer. Includes 36,364 shares of common stock issuable upon exercise of warrants.

(6)
Ownership does not reflect (a) 1,136,363 shares of common stock issuable upon the conversion of 37.5 shares of series A preferred stock owned by GRQ Consultants Inc. (“GRQ”) and GRQ Consultants Inc., 401K FBO Barry Honig (“GRQ 401K”) over which Mr. Honig holds voting and dispositive power, and (b) 681,825 shares of common stock issuable upon exercise of warrants owned by GRQ and GRQ 401K because of the 4.99% ownership limitation described in note (1) above.

(7)
Ownership does not reflect (a) 1,136,363 shares of common stock issuable upon the conversion of 37.5 shares of  series A preferred stock owned by Michael and Betsy Brauser TBE, and (b) 681,825 shares of common stock issuable upon exercise of warrants owned by Michael and Betsy Brauser TBE because of the 4.99% ownership limitation described in note (1) above.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Transactions

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

In 2006, we entered into a General Services Agreement (“GSA”) with an entity owning 100% of IZEA’s then outstanding Series B common stock. The GSA consisted of the purchase of certain marketing deliverables and equipment, as well as marketing consulting services. Cash paid to this related party during the years ended December 31, 2011 and 2010 was approximately $51,000 and $33,000, respectively. Expenses associated with the GSA were approximately $57,000 and $36,000 for the years ended December 31, 2011 and 2010, respectively, and are included in sales and marketing expenses in the accompanying statements of operations. The contract is on a month-to-month basis until terminated by either party. The amount payable to this related party was $8,921 and $3,358 at December 31, 2011 and 2010, respectively.

On March 22, 2010, we issued Daniel Brandt 1,000,000 shares of common stock in consideration for founder services provided.  On March 22, 2010, we issued Mr. Brandt an additional 1,000,000 shares of common stock in connection with a stock purchase agreement and share exchange with Rapid Title Loans, Inc.  On April 23, 2010, Mr. Brandt sold his 2,000,000 shares of common stock to Anthony Barron in consideration for $1,500.

As part of the May 2011 Offering, we sold an aggregate of $50,000 worth of units to our Chief Executive Officer and an entity under the control of the Chief Executive Officer, at the same terms as the other issuances.

On February 3, 2012, we and our subsidiary, IZEA Innovations, Inc., jointly issued a senior secured promissory note in the principal amount of $550,000 (the “Note”) to two of our existing shareholders for a purchase price of $500,000. Unless earlier converted, exchanged or prepaid, the Note matures on August 2, 2012, subject to extension until February 2, 2013 upon the occurrence of certain circumstances. The Note may be prepaid by us at any time and must be prepaid by us if we receive at least $1,500,000 in net proceeds from the sale of certain of our securities. The obligations under the Note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of our assets and assets of our subsidiary. The face value of the Note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by us in a subsequent financing. If the Note is not fully paid by maturity and the term of the Note has been extended until February 2, 2013, then the holders may convert the outstanding principal amount of the Note at a conversion price of 90% of the closing price of our common stock on the trading day prior to the date that the Note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. We are further subject to certain liquidated damages if we fail to timely effectuate a conversion under the terms of the Note. Until such time that the Note is no longer outstanding, without the consent of the holders, we are prohibited from incurring certain debt, selling any account receivable or declaring any dividend.

Director Independence

We currently have two directors serving on our board of directors, Mr. Murphy and Ms. Mackenzie.  We are not currently a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the Nasdaq Marketplace Rules, neither Mr. Murphy nor Ms. Mackenzie would be considered an independent director of our Company.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 16, 2011, the Board selected Cross, Fernandez & Riley, LLP (“CFR”), an independent member of the BDO Seidman Alliance network of firms, as its independent accountant to audit the registrant's financial statements. Since they were retained, there have been (1) no disagreements between us and CFR on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. CFR has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle.

Audit Fees

Audit Fees consisted of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the Securities and Exchange Commission within those fiscal years. Audit fees billed by CFR during the years ended December 31, 2011 and 2010 were $118,986 and $29,400, respectively. All of these fees were pre-approved by the Board of Directors.

Audit-Related Fees

There were no audit-related fees billed by CFR to our Company during the years ended December 31, 2011 and 2010.

Tax Fees

Tax fees relate to preparation of annual and state income tax returns, tax consultation and compliance services, and additional tax research. Tax fees billed by CFR during the years ended December 31, 2011 and 2010 were $3,518 and $4,043, respectively. All of these fees were pre-approved by the Board of Directors.

All Other Fees

There were no fees for other services billed by CFR to our Company during the years ended December 31, 2011 and 2010.

Audit Committee Pre-Approval Policies and Procedures
We do not have an audit committee and, as a result, our Board of Directors evaluates the scope and cost of the engagement before the auditor renders audit or non-audit services. The Board of Directors has considered the services provided by CFR as disclosed above in the captions “audit related fees” and “all other fees” and has concluded that such services are compatible with the independence of CFR as our principal accountant.

ITEM 15 – EXHIBITS

3.1		Articles of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2010)
3.2		Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
3.3		Bylaws (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2010)
3.4		Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011)
3.5		Amendment to Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011)
21.1	*	List of Subsidiaries
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	**	Section 906 Certification of Principal Executive Officer
32.2	**	Section 906 Certification of Principal Financial Officer
101	***
The following materials from IZEA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

*    Filed herewith.

**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

***
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IZEA, Inc. a Nevada corporation

March 28, 2012	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

March 28, 2012	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2012	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

March 28, 2012	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)