Form 10-Q
period 2012-03-31
IZEA Holdings, Inc.
filed 2012-05-15
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Orange Avenue
Suite 412
Orlando, FL 32801
(Address of principal executive offices)

Registrant’s telephone number:   (407) 674-6911

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

As of May 14, 2012, there were 45,028,002 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2012

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$123,668	$225,277
Accounts receivable, net	536,272	690,575
Prepaid expenses	35,458	165,736
Deferred finance costs, net of accumulated amortization of $3,893	17,907	—
Other current assets	50,301	38,897

Total current assets	763,606	1,120,485

Property and equipment, net	140,135	152,434
Intangible assets, net of accumulated amortization of $27,894 and $17,434	97,631	108,091
Security deposits	21,038	21,038

Total assets	$1,022,410	$1,402,048

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,146,290	$1,080,015
Accrued payroll	305,732	224,438
Deferred rent	3,975	10,830
Unearned revenue	1,086,757	1,132,794
Compound embedded derivative	25,861	—
Current portion of capital lease obligations	20,643	25,070
Current portion of notes payable	494,720	—

Total current liabilities	3,083,978	2,473,147

Capital lease obligations, less current portion	23,759	27,850
Warrant liability	647,789	752,486

Total liabilities	3,755,526	3,253,483

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 230 shares issued and outstanding	—	—
Common stock, $.0001 par value; 500,000,000 shares authorized; 38,670,427 and 38,648,450 issued and outstanding	3,867	3,865
Additional paid-in capital	16,310,991	16,275,484
Accumulated deficit	(19,047,974)	(18,130,784)

Total stockholders’ deficit	(2,733,116)	(1,851,435)

Total liabilities and stockholders’ deficit	$1,022,410	$1,402,048

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$1,645,367	$922,778
Cost of sales	659,281	441,535

Gross profit	986,086	481,243

Operating expenses:
General and administrative	1,783,981	962,214
Sales and marketing	193,539	167,481

Total operating expenses	1,977,520	1,129,695

Loss from operations	(991,434)	(648,452)

Other income (expense):
Interest expense	(16,744)	(7,904)
Change in fair value of derivatives	90,987	—
Other income (expense), net	1	27

Total other income (expense)	74,244	(7,877)

Net loss	$(917,190)	$(656,329)

Weighted average common shares outstanding – basic and diluted	38,653,116	645,602

Loss per common share – basic and diluted	$(0.02)	$(1.02)

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amt	Shares	Amt	Capital	Deficit	(Deficit)
Balance, December 31, 2011	230	$—	38,648,450	$3,865	$16,275,484	$(18,130,784)	$(1,851,435)
Exercise of stock options	—	—	21,977	2	1,097	—	1,099
Stock-based compensation expense	—	—	—	—	34,410	—	34,410
Net loss	—	—	—	—	—	(917,190)	(917,190)
Balance, March 31, 2012	230	$—	38,670,427	$3,867	16,310,991	$(19,047,974)	$(2,733,116)

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(917,190)	$(656,329)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	26,652	10,796
Stock-based compensation	34,410	—
Change in fair value of derivatives	(90,987)	—
Cash provided by (used for):
Accounts receivable, net	154,303	(2,315)
Prepaid expenses and other current assets	118,874	(12,365)
Accounts payable	66,275	(29,895)
Accrued payroll	91,665	41,259
Unearned revenue	(46,037)	(17,445)
Deferred rent	(6,855)	—
Net cash used for operating activities	(568,890)	(666,294)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	474,700	—
Proceeds from exercise of stock options	1,099	—
Payments on notes payable	(8,518)	(87,557)
Net cash provided by (used for) financing activities	467,281	(87,557)

Net decrease in cash and cash equivalents	(101,609)	(753,851)
Cash and cash equivalents, beginning of year	225,277	1,503,105

Cash and cash equivalents, end of period	$123,668	$749,254

Supplemental cash flow information:
Cash paid during period for interest	$2,481	$7,529

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory note	$12,151	$—

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2012, the consolidated statements of operations for the three months ended March 31, 2012 and 2011, the consolidated statement of stockholders' deficit for the three months ended March 31, 2012 and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2012.

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

The Company has incurred significant losses from operations since inception and has an accumulated deficit of $19,047,974 as of March 31, 2012.  Net losses for the three months ended March 31, 2012 and for the year ended December 31, 2011 were $917,190 and $3,978,592, respectively. The Company's ability to continue as a going concern is dependent upon raising capital from financing transactions. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

There can be no assurance that the Company will be successful in its negotiations to secure additional financing or that the terms of any such financing transactions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company's stockholders. The inability to obtain additional capital may restrict the Company's ability to grow and may reduce its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it may have to curtail its marketing and development plans and possibly cease operations.

Cash and Cash Equivalents and Concentration
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2012.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has recorded a reserve for doubtful accounts of $10,000 as of March 31, 2012 and December 31, 2011. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the statements of operations as a general and administrative expense.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At March 31, 2012, the Company had two customers who accounted for 22% and 11% of the Company’s accounts receivable. At December 31, 2011, the Company had two different customers who accounted for 15% and 12% of the Company’s accounts receivable.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Equipment	3 years
Furniture and fixtures	5 - 10 years
Software	3 years
Leasehold improvements	3 years

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Revenue Recognition
Revenue consists of sponsored revenue (such as revenue per blog post, per tweet, per click, per purchase, or per action) from an advertiser and service fees charged to advertisers and publishers. Service fees to advertisers include fees charged for management of advertising campaigns through the Company's platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in the Company's platforms, early cash out fees and inactivity fees for dormant accounts. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's websites and their request was completed and content listed, as applicable, by the Company's publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with us.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Service fees are recognized upon completion of the management of an advertiser's campaign or immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended March 31, 2012 and 2011 were approximately $94,000 and $128,000, respectively, and are included in sales and marketing expense in the accompanying Statements of Operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2008 through 2011.

Preferred Stock
The Company accounts for its preferred stock under the provisions of Accounting Standards Codification ("ASC") on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires an issuer to classify a financial instrument

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. The Company determined that IZEA's preferred stock outstanding prior to May 12, 2011 did not meet the criteria requiring liability classification as its obligation to redeem these instruments was not based on an event certain to occur. The Series A Preferred Stock of the Company issued in May 2011 does not have a redemption feature. Future changes in the certainty of the Company’s obligation to redeem these instruments could result in a change in classification.

Derivative Financial Instruments
The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The Company uses the market approach to measure fair value of its Level 1 financial assets, which include cash equivalents of $5 at March 31, 2012 and December 31, 2011. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability and its compound embedded derivative as of March 31, 2012 (see Note 3).

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2007 and May 2011 Equity Incentive Plans – see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the May 2011 Equity Incentive Plan during the three months ended March 31, 2012 and for options granted under the 2007 Equity Incentive Plan during the three months ended March 31, 2011:

	Three Months Ended
2007 Equity Incentive Plan Assumptions	March 31, 2012	March 31, 2011
Expected term	n/a	5 years
Weighted average volatility	n/a	54.96%
Weighted average risk free interest rate	n/a	2.36%
Expected dividends	n/a	0

	Three Months Ended
2011 Equity Incentive Plan Assumptions	March 31, 2012	March 31, 2011
Expected term	5 years	n/a
Weighted average volatility	54.85%	n/a
Weighted average risk free interest rate	0.82%	n/a
Expected dividends	0	n/a

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.    Current average expected forfeiture rates were 50.21% during the three months ended March 31, 2012 and 2011.

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Reclassifications
Certain items have been reclassified in the 2011 financial statements to conform to the 2012 presentation.

NOTE 2.      NOTES PAYABLE

On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 (the “Note”) to two of its existing shareholders for a purchase price of $500,000 less $3,500 in lender fees.  In connection with the Note, the Company incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the Note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the Note originally was set to mature on August 2, 2012, but was contractually extended until February 2, 2013 when the Company did not receive at least $1,500,000 in net proceeds from the sale of certain of its securities by March 2, 2012. The Note may be prepaid by the Company at any time. The obligations under the Note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of the Company's assets. The face value of the Note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by the Company in a subsequent financing. The holders may convert the outstanding principal amount of the Note at a conversion price of 90% of the closing price of the Company's common stock on the trading day prior to the date that the Note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. The Company is further subject to certain liquidated damages if it fails to timely effectuate a conversion under the terms of the Note. Until such time that the Note is no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any account receivable or declaring any dividend.

Proceeds from the Note financing were allocated first to the embedded conversion option (see Note 3) that required bifurcation and recognition in liabilities at fair value and the residual was allocated to the Note in the amount of $486,500. The Note carrying value is subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method. During the period from inception to March 31, 2012, amortization amounted to $10,371. Direct finance costs allocated to the embedded derivative were expensed on Day 1. Direct finance costs allocated to the Note are subject to amortization to interest expense using the effective interest method. During the period from inception to March 31, 2012, amortization amounted to $3,893. The value of the Note inclusive of accrued interest as of March 31, 2012 was $494,720.

NOTE 3.     DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company entered into financing transactions during 2011 and the three months ended March 31, 2012 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in the Company's financial statements.

The following table summarizes the Company's derivative activity for the three months ended March 31, 2012:

	Linked Common Shares to Warrants	Warrant Liability Amount	Linked Common Shares to Promissory Note	Compound Embedded Derivative	Income (Expense) from Change in Fair Value of Derivatives
Beginning balance, December 31, 2011	6,164,606	$752,486	—	$—	$—
Issuance of promissory note with compound embedded derivative - February 3, 2012	—		936,639	12,151	—
Change in fair value of derivatives	—	(104,697)	238,843	13,710	90,987
Ending balance, March 31, 2012	6,164,606	$647,789	1,175,482	$25,861	$90,987

Changes in the fair value of derivative financial instruments are required to be recorded in other income in the period of change.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company's warrants issued in financing transactions during 2011 embody features that result in adjustment to the exercise price when the Company sells common stock or other common stock linked contracts below the $0.50 exercise price. Since anti-dilution risk is present when the trading market price is below or projected to be below the stated exercise price, a random walk Brownian motion technique was used to estimate the future market prices and the probabilities that the stock price would be below the stated exercise price during the implied expected life of the warrant. These values were used to develop assumptions which were incorporated in the Binomial model used to value the warrants. A stochastic process is a sequence of events or paths generated by probabilistic laws and Brownian motion is a continuous stochastic process that is widely used in financing for modeling random behavior that evolves over time. At each valuation date, the model is run using monthly steps based upon the following inputs: the current trading market price, the implied expected life of the warrants and the estimated volatility over the implied expected life. The simulation returns the mean stock price (New Price) and the probability of the stock price falling below the exercise price (SPP). These values are used as inputs into the Binomial, since it is assumed a market participant would consider changes in the Company’s market price when considering the value to assign to the anti-dilution protection.

The derivative warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique are as follows:

	Inception Dates
	May 24 and 26, 2011	August 15, 2011	March 31, 2012
Fair market value of asset (1)	$0.33	$0.33	$0.31
Exercise price	$0.50	$0.50	$0.50
Term (2)	5.0 Years	5.0 Years	4.2--4.4 Years
Implied expected life (3)	4.9 Years	4.9 Years	4.1--4.4 Years
Volatility range of inputs (4)	64.4%--95.8%	61.9%--94.7%	46.2%--89.6%
Equivalent volatility (3)	76.9%	75.2%	66.7%--67.0%
Risk-free interest rate range of inputs (5)	0.11%--1.81%	0.08%--0.99%	0.07%--1.04%
Equivalent risk-free interest rate (3)	0.50%	0.33%	0.27%--0.33%

(1)  The fair market value of the asset was determined by management using all available information including, but not limited to the trading market price and the actual, negotiated prices paid by the independent investors in the May 2011 Offering and a private offering in December 2011.

(2)  The term is the contractual remaining term, allocated among twelve equal intervals for purposes of calculating other inputs, such as volatility and risk-free rate.

(3)  The implied expected life, and equivalent volatility and risk-free interest rate amounts are derived from the Binomial.

(4)  The Company does not have a market trading history upon which to base its forward-looking volatility. Accordingly, the Company selected peer companies that provided a reasonable basis upon which to calculate volatility for each of the intervals described in (1), above.

(5)  The risk-free rates used for inputs represent the yields on zero coupon US Government Securities with periods to maturity consistent with the intervals described in (1), above.

The Company concluded that the Compound Embedded Derivative ("CED") in the senior secured promissory note (the “Note”) as discussed in Note 2 requires bifurcation and liability classification as derivative financial instruments and fair value measurement because it did not meet the definition of indexed to the Company's own stock as provided in ASC 815, Derivatives and Hedging.

The Monte Carlo Simulation (“MCS”) technique was used to calculate the fair value of the CED because it does provide for the necessary assumptions and inputs. The MCS technique, which is an option-based model, is a generally accepted valuation technique for valuing embedded conversion features in hybrid convertible notes, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that management of the Company and the Valuation Analyst agree would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. In addition to the typical assumptions in a closed-end option model, such as volatility and a risk free rate, MCS incorporates assumptions for interest risk, credit risk and redemption behavior. In addition, MCS breaks down the time to expiration into potentially a large population of time intervals and steps. However, there may be other circumstances or

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

considerations, other than those addressed herein, that relate to both internal and external factors that would be considered by market participants as it relates specifically to the Company and the subject financial instruments. The effects, if any, of these considerations cannot be reasonably measured, quantified or qualified.

The following table shows the summary calculations arriving at the CED values as of February 3, 2012 (inception date) and March 31, 2012. See the assumption details for the composition of these calculations.

	February 3, 2012	March 31, 2012
Notional amount	$505,785	$507,808
Conversion price	0.540	0.432
Linked common shares (1)	936,639	1,175,482
MCS value per linked common share (2)	0.013	0.022
Total	$12,151	$25,861

(1) The Compound Embedded Derivative is linked to a variable number of common shares based upon a percentage of the Company's closing stock price as reflected in the Over-The-Counter (“OTC”) Listing. The number of linked shares will increase as the trading market price decreases and will decrease as the trading market price increases. The fluctuation in the number of linked common shares will have an effect on fair values in future periods.

(2) The Note embodied a contingent conversion feature that was predicated upon a financing transaction that was planned for a date between the issuance date and March 2, 2012. If the financing occurred, the maturity date of the Note was August 2, 2012. If the financing did not occur, the maturity date of the Note was February 2, 2013. While, in hindsight, the financing did not occur, the calculation of value must consider that on the issuance date the contingency was present and resulted in multiple scenarios of outcome as it related to the conversion feature subject to bifurcation. The mechanism for building this contingency into the MCS value was to perform two separate calculations of value and weight them on a reasonable basis.

Significant inputs into the MCS as of February 3, 2012 and March 31, 2012 are as follows:

	Inception Date
	February 3, 2012	March 31, 2012
Fair market value of asset (1)	$0.31	$0.31
Conversion price	$0.54	$0.43
Term (2)	.5 - 1 year	.84 year
Implied expected life (3)	.743 years	.845 years
Volatility range of inputs (4)	44.23%%--70.30%	36.89%--66.03%
Equivalent volatility (3)	55.9%	52.1%
Risk adjusted interest rate range of inputs (5)	10.00%--30.95%	7.62%--13.73%
Equivalent risk-adjusted interest rate (3)	16.43%	11.47%
Credit risk-adjusted interest rate (6)	12.71%	15.81%

(1)  The fair market value of the asset was determined by management using all available information including, but not limited to the trading market price and the actual, negotiated prices paid by a private offering in December 2011.

(2)  The term is the contractual remaining term, allocated among twelve equal intervals for purposes of calculating other inputs, such as volatility and risk-free rate.

(3)  The implied expected life, and equivalent volatility and risk-free risk-adjusted interest rate amounts are derived from the MCS.

(4)  The Company does not have a market trading history upon which to base its forward-looking volatility. Accordingly, the Company selected peer companies that provided a reasonable basis upon which to calculate volatility for each of the intervals described in (1), above.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

(5) CED's bifurcated from debt instruments are expected to contain an element of market interest risk. That is, the risk that market driven interest rates will change during the term of a fixed rate debt instrument.

(6) The Company utilized a yield approach in developing its credit risk assumption. The yield approach assumes that the investor's yield on the instrument embodies a risk component, generally, equal to the difference between the actual yield and the yield for a similar instrument without regard to risk.

NOTE 4.       STOCKHOLDERS' DEFICIT

Stock Financing Transactions and Registration Rights
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

Stock Options
In February 2007, the board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed the Company to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with a share exchange on May 12, 2011, all of the 3,712,365 outstanding stock options under the 2007 Plan were canceled, effectively terminating the 2007 Plan. The Company simultaneously issued new options to the same employees under a new 2011 Equity Incentive Plan of IZEA, Inc. adopted on May 12, 2011 (the “May 2011 Plan”). The Company has an aggregate of 7,100,000 shares of common stock reserved for issuance under the May 2011 Plan. The cancellation and replacement of the stock options under the 2007 Plan were accounted for as a modification of the terms of the canceled awards. There was a minimal incremental difference required to be recorded on 109,370 shares where the fair value of the replacement options exceeded the fair value of the canceled options at the date of cancellation and replacement.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 3,500,000 shares of common stock under the August 2011 Plan. As of March 31, 2012, no grants have been made under the August 2011 Plan.

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

A summary of option activity under the May 2011 Plan for the three months ended March 31, 2012 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	—	$—
Granted	4,787,165	0.43
Exercised	(27,240)	0.05
Forfeited	(183,230)	0.15
Outstanding at December 31, 2011	4,576,695	$0.44	4.4
Granted	110,000	0.70
Exercised	(21,977)	0.05
Forfeited	(148,612)	0.52
Outstanding at March 31, 2012	4,516,106	$0.45	4.2

Exercisable at March 31, 2012	2,569,030	$0.40	4.1

During the three months ended March 31, 2011, there were no options exercised. During the three months ended March 31, 2012, there were options exercised into 21,977 shares of the Company's common stock for cash proceeds of $1,099. The intrinsic value of the options exercised during the three months ended March 31, 2012 was $5,769. There is no aggregate intrinsic value on the exercisable, outstanding options as of March 31, 2012 since the weighted average exercise price exceeded the fair value on such date. During the three months ended March 31, 2012, the Company modified one employee option agreement whereby it accelerated the vesting on all the remaining 93,125 unvested shares to current day and it extended the exercise period post termination from 90 days to 180 days. The modification resulted in an incremental difference of $11,744 that was recorded and included in stock-based compensation expense during the three months ended March 31, 2012.

The following tables contain summarized information about nonvested stock options outstanding at March 31, 2012 under the May 2011 Plan:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2010	—	$—
Granted	4,787,165	0.05
Vested	(2,318,771)	0.04
Forfeited	(168,873)	0.06
Nonvested at December 31, 2011	2,299,521	$0.07	2.5
Granted	110,000	0.08
Vested	(314,356)	0.06
Forfeited	(148,089)	0.09
Nonvested at March 31, 2012	1,947,076	$0.07	2.3

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Total stock-based compensation expense recognized on awards outstanding during the three months ended March 31, 2012 and 2011 was $34,410 and $0. Future compensation related to nonvested awards expected to vest of $55,844 is estimated to be recognized over the remaining individual vesting periods of up to five years.

NOTE 5.     RELATED PARTY TRANSACTIONS

During 2006, IZEA entered into a General Services Agreement (“GSA”) with an entity owning 100% of IZEA’s Series B common stock. The GSA consisted of the purchase of certain marketing deliverables and equipment, as well as marketing consulting services. Cash paid to this related party during the three months ended March 31, 2012 and 2011 was $3,765 and $7,640 respectively. Expenses associated with the GSA were $7,481 and $14,362 for the three months ended March 31, 2012 and 2011, respectively, and are included in sales and marketing expenses in the accompanying statements of operations. The contract is on a month-to-month basis until terminated by either party.

The amount due to this related party and included in accounts payable at March 31, 2012 and 2011 was $12,637 and $9,167, respectively. The amount due from this related party and included in accounts receivable at March 31, 2012 was $21,604. There is no right of offset related to the amounts payable and receivable from the related party.

NOTE 6.    LOSS PER COMMON SHARE

Net losses were reported during the three months ended March 31, 2012 and 2011.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Stock options	4,516,106	3,695,892
Warrants	6,167,930	3,324
Potential conversion of Series A convertible preferred stock	6,969,690	—
Potential conversion of promissory note payable	1,273,149	—
Total excluded shares	18,926,875	3,699,216

NOTE 7.  SUBSEQUENT EVENTS

No material events have occurred since March 31, 2012 that require recognition or disclosure in the financial statements, except as follows:

On May 8, 2012, the Company sold 5,600,000 shares of its common stock at a purchase price of $0.125 per share, receiving gross proceeds of $700,000, in a private placement to two accredited investors (the “Investors”), pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of a Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to file a registration statement with the SEC for purposes of registering the resale of the shares of common stock sold in the private placement. In the event the registration statement is not filed within 60 days following the final closing, the Company will pay the Investors 0.5% of the subscription amount of their shares for every 30-day period that the registration statement is not filed. In the event the registration statement is not declared effective within 105 days following the final closing (or 135 days if the registration statement is reviewed by the SEC), the Company will pay the Investors 0.5% of the subscription amount of their shares for every 30-day period, that the registration statement is not declared effective, subject to the ability of the Investors to sell their shares pursuant to Rule 144. The liquidated damages can be paid in cash or in additional shares of the Company's common stock, at the Company's option.

On May 11, 2012, an investor converted 25 shares of the Company's Series A Convertible Preferred Stock into 757,575 shares of common stock pursuant to the terms of the May 2011 Offering as discussed in Note 4.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operation, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our expansion and development of new products and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended March 31, 2012 Compared to March 31, 2011

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$1,645,367	$922,778	$722,589	78.3%
Cost of sales	659,281	441,535	217,746	49.3%
Gross profit	986,086	481,243	504,843	104.9%
Operating expenses:
General and administrative	1,783,981	962,214	821,767	85.4%
Sales and marketing	193,539	167,481	26,058	15.6%
Total operating expenses	1,977,520	1,129,695	847,825	75.0%
Loss from operations	(991,434)	(648,452)	(342,982)	(52.9)%
Other income (expense):
Interest expense	(16,744)	(7,904)	(8,840)	111.8%
Change in fair value of warrant liability	90,987	—	90,987	100.0%
Other income (expense), net	1	27	(26)	(96.3)%
Total other income (expense)	74,244	(7,877)	82,121	1,042.5%
Net loss	$(917,190)	$(656,329)	$(260,861)	(39.7)%

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

Revenues for the three months ended March 31, 2012 increased by $722,589, or 78.3%, compared to the same period in 2011. The increase was attributable to an approximately $654,000 increase in our Sponsored Revenue and a $69,000 increase in Service Fee Revenue. In the three months ended March 31, 2012, Sponsored Revenue was 86% and Service Fee Revenue was 14% of total revenue compared to Sponsored Revenue of 83% and Service Fee Revenue of 17% in the three months ended March 31, 2011. The increase in Sponsored Revenue was primarily attributable to increased sales growth in our core social media platforms, Social Spark and SponsoredTweets. This exponential growth was brought about by a focus on localized client development through the increase in number of our executive sales team in Orlando, New York City, Chicago, Seattle and Dallas and an increase in customer conversions. The increase in Service Fee Revenue is primarily due to the growth in IZEA, Media our display advertising solution.  We expect that our revenue will continue to increase over prior period levels as we continue to focus our sales efforts, improve on our three core social media marketing platforms and launch new product initiatives.

  Cost of Sales and Gross Profit

Our cost of sales comprise primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click, purchase or action.

Cost of sales for the three months ended March 31, 2012 increased by $217,746, or 49.3%, compared to the same period in 2011.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and the direct publisher costs to generate such revenue. Publisher costs typically range from 50% to 80% of the advertising campaign depending on the type of publisher used in the campaign. Celebrity publishers typically used in our SponsoredTweets marketplace cost more than our average publisher cost of 50% in other marketplaces.

Gross profit for the three months ended March 31, 2012 increased by $504,843, or 104.9%, compared to the same period in 2011.  Our gross margin increased to 60% for the three months ended March 31, 2012 as compared to 52% for the same period in 2011. The gross margin increase was primarily attributable to the increase in service fees received from advertisers and publishers that have minimal costs associated with the revenue along with improved margins in our SponsoredTweets marketplace.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended March 31, 2012 increased by $847,825, or 75.0%, compared to the same period in 2011. The increase was primarily attributable to increased payroll expenses, professional fees, costs of being a public company and increases in sales and marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the year ended March 31, 2012 increased by $821,767 or 85.4%, compared to the same period in 2011. The increase was primarily attributable to a $23,000 increase in rent expense with the addition of three new office space locations in mid-2011, a $375,000 increase in payroll, personnel and related benefit expenses due to salary increases and additional employees, a $46,000 increase in travel related to additional personnel in multiple locations, a $265,000 increase in professional fees and reporting costs as a result of the current and abandoned financing transactions, a $47,000 increase for costs of being a public company, and an increase in stock-based compensation of $34,000.  We expect that personnel costs and professional fees will continue to increase over prior levels as we continue to expand our sales force, work on financing transactions and expand our reporting and investor relations efforts as a public company.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended March 31, 2012 increased by $26,058 or 15.6%, compared to the same period in 2011.   The increase was primarily attributable to the increase in outside contractors to support our customers.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense during the three months ended March 31, 2012 increased by $8,840 compared to the same period in 2011 primarily due to the issuance of a senior secured promissory note in the principal amount of $550,000 in February 2012.

We recognized income of $90,987 relating to the change in the fair value of our derivatives consisting of income of $104,697 related to warrants issued in connection with financing transactions in 2011 and an expense of $13,710 for a change in the fair value of the compound embedded derivative in our promissory note during the three months ended March 31, 2012. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating rates and market conditions outside of our control.

Net Loss

Net loss for the three months ended March 31, 2012 was $917,190 which increased from the net loss of $656,329 for the same period in 2011.  As discussed above, although gross profit increased over the prior year due to increased revenue, these improvements were exceeded by the large increase in operating expenses attributable to increased headcount, professional fees, public company and other sales and marketing expenses.

Liquidity and Capital Resources

Our cash position was $123,668 as of March 31, 2012 as compared to $225,277 as of December 31, 2011, a decrease of $101,609.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $917,190 and $3,978,592 for the three months ended March 31, 2012 and for the year ended December 31, 2011, respectively, and had an accumulated deficit of $19,047,974 as of March 31, 2012.   The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash used for operating activities was $568,890 during the three months ended March 31, 2012 and was primarily a result of our net loss during the period of $917,190.  Cash provided by financing activities was $467,281 during the three months ended March 31, 2012 primarily as a result of net proceeds of $474,700 received from the issuance of a promissory note as further discussed below. Financing activities were reduced by principal payments of $8,518 on our capital leases.

To date, we have financed our operations through internally generated revenue from operations, the sale of our equity and the issuance of notes and loans from shareholders.

On February 3, 2012, we and our subsidiary, IZEA, jointly issued a senior secured promissory note in the principal amount of $550,000 (the “Note”) to two of our existing shareholders for a purchase price of $500,000 less $3,500 in lender fees.  In connection with the Note, we incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the Note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the Note originally was set to mature on August 2, 2012, but was automatically extended until February 2, 2013 upon the occurrence of certain circumstances. The Note may be prepaid by us at any time and must be prepaid by us if we receive at least $1,500,000 in net proceeds from the sale of certain of our securities. The obligations under the Note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of our assets and assets of our subsidiary. The face value of the Note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by us in a subsequent financing. If the Note is not fully paid by maturity and the term of the Note has been extended until February 2, 2013, then the holders may convert the outstanding principal amount of the Note at a conversion price of 90% of the closing price of our common stock on the trading day prior to the date that the Note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. We are further subject to certain liquidated damages if we fail to timely effectuate a conversion under the terms of the Note. Until such time that the Note is no longer outstanding, without the consent of the holders, we are prohibited from incurring certain debt, selling any account receivable or declaring any dividend.

On May 8, 2012, we sold 5,600,000 shares of our common stock at a purchase price of $0.125 per share, receiving gross proceeds of $700,000, in a private placement to two accredited investors (the “Investors”), pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of a Registration Rights Agreement (the “Registration Rights Agreement”), we agreed to file a registration statement with the SEC for purposes of registering the resale of the shares of common stock sold in the private placement. In the event the registration statement is not filed within 60 days following the final closing, we will pay the Investors 0.5% of the subscription amount of their shares for every 30-day period that the registration statement is not filed. In the event the registration statement is not declared effective within 105 days following the final closing (or 135 days if the registration statement is reviewed by the SEC), we will pay the Investors 0.5% of the subscription amount of their shares for every 30-day period, that the registration statement is not declared effective, subject to the ability of the Investors to sell their shares pursuant to Rule 144. The liquidated damages can be paid in cash or in additional shares of our common stock, at our option.

On May 11, 2012, in accordance with the terms of the May 2011 financing documents, an investor converted 25 shares of our Series A Convertible Preferred Stock into 757,575 shares of common stock.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve for doubtful accounts of $10,000 at March 31, 2012 and December 31, 2011. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change as a result of a change in economic conditions or business conditions within our industry, our individual customers or our Company. Any adjustments to this account are reflected in the statements of operations as a general and administrative expense.

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

The tables below show the amount of options granted under our Plans and the assumptions used to determine the fair value of those options during the three months ended March 31, 2012 and 2011.

2007 Plan Options Granted

Quarter Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2011	3,748,620	$0.03	5 years	54.96%	2.36%	$0.02

2011 Plan Options Granted

Quarter Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2012	110,000	$0.31	5 years	54.85%	0.82%	$0.08

There were 4,516,106 options outstanding as of March 31, 2012 with a weighted average exercise price of $0.45 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of March 31, 2012 since the weighted average exercise price exceeded the fair value of our common stock on such date.

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging , which requires additional disclosures about the our objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

Not required.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012.  Based on the results of that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2011 and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $917,190 and $3,978,592 for the three months ended March 31, 2012 and for the year ended December 31, 2011, respectively, and had an accumulated deficit of $19,047,974 as of March 31, 2012. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We have received a notice of default for non-payment of rent for our corporate headquarters in Orlando, FL. and may have to vacate our premises prior to the end of our lease term.

We had not paid our rental obligations pursuant to the terms of the lease on our Orlando office space during the months of February, March and April 2012 while we were trying to negotiate revised terms on our lease which is set to expire in December 2012. As a result, we received a notice of default. However, we paid all past due and current rental payments owed in May 2012. We have not yet reached an agreement to renew the lease at our current location, but we have identified and tentatively secured alternative office space where we can move our headquarters that would be on terms more beneficial than our current lease. Moving our corporate headquarters would require attention from our senior management and staff and could divert their attention away from the day-to-day management of our business, which could cause certain business interruptions that would adversely impact our business operations.

Risks Relating to our Common Stock

Our management will be able to exert control over us to the detriment of minority stockholders.

As of May 14, 2012, our executive officers and directors beneficially own approximately 47% of our outstanding common stock. These stockholders, if they act together, will be able to control our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

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

Of the approximately 45,028,002 shares of our common stock outstanding as of May 14, 2012, approximately 23,590,899 shares are freely tradable without restriction as of that date. As of May 14, 2012, we have 10,702,511 shares of common stock issuable upon exercise of options and warrants and 1,909,723 shares of common stock that may become issuable upon the conversion of our senior secured promissory note in the principal amount of $550,000, assuming a conversion price of $0.288 per share on such date.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2012, we issued 21,977 shares of common stock upon receipt of cash proceeds of $1,099 for the exercise of stock options at an average exercise price of $.05 per share.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

3.1		Articles of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2010)
3.2		Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
3.3		Bylaws (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2010)
3.4		Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011)
3.5		Amendment to Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011)
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer
32.2	*	Section 906 Certification of Principal Financial Officer
101	**
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Deficit, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

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

IZEA, Inc. a Nevada corporation

May 15, 2012	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

May 15, 2012	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)