Form 10-Q/A
period 2012-03-31
IZEA Holdings, Inc.
filed 2012-05-16
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

150 N. Orange Avenue, Suite 412 Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:   (407) 674-6911

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

EXPLANATORY NOTE
The purpose of the Amendment No. 1 to Form 10-Q/A to IZEA, Inc.'s Quarterly Report for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) to the Form 10-Q in accordance with Rule 405 of Regulation S-T.
No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.
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

ITEM 6 – EXHIBITS

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

*	Incorporated by reference to IZEA, Inc.'s Form 10-Q for the quarterly period ended March 31, 2012 as filed on May 15, 2012.

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

IZEA, Inc. a Nevada corporation

May 16, 2012	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

May 16, 2012	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)