Form 10-Q
period 2012-06-30
IZEA, Inc.
filed 2012-08-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, there were 1,845,575 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2012

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$190,225	$225,277
Accounts receivable, net	614,695	690,575
Prepaid expenses	312,706	165,736
Deferred finance costs, net of accumulated amortization of $11,034	16,766	—
Other current assets	28,960	38,897

Total current assets	1,163,352	1,120,485

Property and equipment, net	136,844	152,434
Intangible assets, net of accumulated amortization of $38,355 and $17,434	87,170	108,091
Security deposits	17,388	21,038

Total assets	$1,404,754	$1,402,048

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,373,770	$1,080,015
Accrued payroll	238,412	224,438
Deferred rent	1,645	10,830
Unearned revenue	1,139,355	1,132,794
Compound embedded derivative	124,022	—
Current portion of capital lease obligations	15,992	25,070
Current portion of notes payable	572,426	—

Total current liabilities	3,465,622	2,473,147

Capital lease obligations, less current portion	19,463	27,850
Warrant liability	4,983	752,486

Total liabilities	3,490,068	3,253,483

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 5 and 230 shares issued and outstanding	—	—
Common stock, $.0001 par value; 12,500,000 shares authorized; 1,611,230 and 966,227 issued and outstanding	161	97
Additional paid-in capital	18,801,888	16,279,252
Accumulated deficit	(20,887,363)	(18,130,784)

Total stockholders’ deficit	(2,085,314)	(1,851,435)

Total liabilities and stockholders’ deficit	$1,404,754	$1,402,048

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$1,204,018	$845,901	$2,849,385	$1,768,679
Cost of sales	500,490	381,199	1,159,771	822,734

Gross profit	703,528	464,702	1,689,614	945,945

Operating expenses:
General and administrative	1,687,771	934,317	3,471,752	1,896,531
Sales and marketing	604,056	143,953	797,595	311,434

Total operating expenses	2,291,827	1,078,270	4,269,347	2,207,965

Loss from operations	(1,588,299)	(613,568)	(2,579,733)	(1,262,020)

Other income (expense):
Interest expense	(27,523)	(6,179)	(44,267)	(15,032)
Loss on exchange and change in fair value of derivatives, net	(224,021)	29,791	(133,034)	29,791
Other income (expense), net	454	—	455	38

Total other income (expense)	(251,090)	23,612	(176,846)	14,797

Net loss	$(1,839,389)	$(589,956)	$(2,756,579)	$(1,247,223)

Weighted average common shares outstanding – basic and diluted	1,276,595	524,418	1,121,466	271,683

Loss per common share – basic and diluted	$(1.44)	$(1.12)	$(2.46)	$(4.59)

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amt	Shares	Amt	Capital	Deficit	(Deficit)
Balance, December 31, 2011	230	$—	966,227	$97	$16,279,252	$(18,130,784)	$(1,851,435)
Sale of common stock	—	—	274,224	27	1,221,831	—	1,221,858
Conversion of preferred stock	(225)	—	170,455	17	(17)	—	—
Exchange of warrants for common stock	—	—	123,052	12	784,279	—	784,291
Exercise of stock options	—	—	551	1	1,098	—	1,099
Stock issued for payment of services	—	—	76,721	7	396,461	—	396,468
Stock-based compensation	—	—	—	—	118,984	—	118,984
Net loss	—	—	—	—	—	(2,756,579)	(2,756,579)
Balance, June 30, 2012	5	$—	1,611,230	$161	$18,801,888	$(20,887,363)	$(2,085,314)

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,756,579)	$(1,247,223)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	56,554	20,724
Stock-based compensation	118,984	16,000
Stock issued for payment of services	225,473	—
Loss on exchange and change in fair value of derivatives, net	133,034	(29,791)
Cash provided by (used for):
Accounts receivable, net	75,880	1,980
Prepaid expenses and other current assets	33,962	(1,195,961)
Accounts payable	293,755	41,216
Accrued payroll	42,676	23,170
Unearned revenue	6,561	131,490
Deferred rent	(9,185)	(5,270)
Net cash used for operating activities	(1,778,885)	(2,243,665)

Cash flows from investing activities:
Purchase of equipment	(9,009)	—
Return of deposits	3,650	—
Net cash used for investing activities	(5,359)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	543,700	500,000
Proceeds from issuance of common and preferred stock and warrants, net	1,221,858	2,507,473
Proceeds from exercise of stock options	1,099	405
Payments on notes payable and capital leases	(17,465)	(175,330)
Net cash provided by financing activities	1,749,192	2,832,548

Net increase (decrease) in cash and cash equivalents	(35,052)	588,883
Cash and cash equivalents, beginning of year	225,277	1,503,105

Cash and cash equivalents, end of period	$190,225	$2,091,988

Supplemental cash flow information:
Cash paid during period for interest	$4,532	$12,023

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory notes	$27,776	$—
Value of common stock issued for deferred finance costs and future services	$170,995	$—
Promissory note exchanged in financing arrangement	$—	$500,000
Fair value of warrants issued	$—	$1,067,210

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2012, the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the consolidated statement of stockholders' deficit for the six months ended June 30, 2012 and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2012.

Nature of Business and Reverse Merger and Recapitalization
IZEA, Inc. (the "Company"), formerly known as IZEA Holdings, Inc. and before that, Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, the Company completed a share exchange pursuant to which it acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA"), which became its wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, the Company discontinued its former business and continued the social media sponsorship business of IZEA as its sole line of business. On November 23, 2011, the Company changed its name from "IZEA Holdings, Inc." to "IZEA, Inc." and the name of its subsidiary changed from "IZEA, Inc." to "IZEA Innovations, Inc." (collectively, the "Company"). The Company's headquarters are in Orlando, FL.

The share exchange was accounted for as a reverse-merger and recapitalization where IZEA was the acquirer for accounting purposes and IZEA, Inc. was the acquired company.  Accordingly, IZEA's historical financial statements for periods prior to the acquisition have become the Company's retroactively restated for, and giving effect to, the number of shares received in the share exchange.  The assets, liabilities and accumulated earnings, along with operations, reported in the financial statements prior to the share exchange are those of IZEA and are recorded at the historical cost basis.

The Company is a leading company in the growing social media sponsorship ("SMS") segment of social media, operating multiple marketplaces that include its premier platforms SocialSpark, SponsoredTweets and WeReward, as well as its legacy platforms PayPerPost and InPostLinks. The Company recently launched a new SMS platform called Staree and a display advertising network to use within its platforms called IZEAMedia. SMS is when a company compensates a social media publisher to share sponsored content within their social network. The Company's premier platforms are the focus of its current business for which it is actively developing new features. The Company generates its primary revenue through the sale of SMS to the Company's advertisers. The Company fulfills the SMS transaction through its marketplace platforms by connecting its social media publishers such as bloggers, tweeters and mobile application users with its advertisers.

Reverse Stock Split
On July 30, 2012, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 40 shares outstanding prior to the effective date of the reverse stock split. The reverse stock split became market effective on August 1, 2012 and the total authorized shares of the Company's common stock was decreased from 500,000,000 shares to 12,500,000 shares. All current and historical information herein presents share and price information that reflects the 1-for-40 reverse stock split of both the Company's authorized and outstanding shares of common stock that became effective on August 1, 2012.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. as of the date of the reverse merger, and its wholly owned subsidiary, IZEA Innovations, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The opinion of the Company's independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about the Company's ability to

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

continue as a going concern.

The Company has incurred significant losses from operations since inception and has an accumulated deficit of $20,887,363 as of June 30, 2012.  Net losses for the six months ended June 30, 2012 and for the year ended December 31, 2011 were $2,756,579 and $3,978,592, respectively. The Company's ability to continue as a going concern is dependent upon raising capital from financing transactions. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Management is in the process of registering shares of the Company's common stock for a public offering pursuant to a registration statement filed with the SEC to raise gross proceeds of at least $5,000,000 in order to meet the needs of the Company's operations and future growth plans. Other financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company's common stock and a downturn in the U.S. equity and debt markets could make it more difficult to complete a public offering or obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise funds in financing transactions, it is possible that the Company could incur unexpected costs and expenses, fail to collect significant amounts owed to the Company, or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's common stock.

There can be no assurance that the Company will be successful in its public offering or in any other financing or that the terms of any such financing transactions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company's stockholders. The inability to obtain additional capital may restrict the Company's ability to grow and may reduce its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it may have to curtail its marketing and development plans and possibly cease operations.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has recorded a reserve for doubtful accounts of $10,000 as of June 30, 2012 and December 31, 2011. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At June 30, 2012, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 40% of total accounts receivable in aggregate. At December 31, 2011, the Company had two different customers which accounted for 32% of total accounts receivable in aggregate.

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

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser for the use of the Company's network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers ("Service Fee Revenue"). Service fees to advertisers include fees charged for management of advertising campaigns through the Company's platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in the Company's platforms, early cash out fees and inactivity fees for dormant accounts. Media Revenue is generated when the Company's publishers to place targeted display advertising in blogs. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's websites and their request was completed and content listed, as applicable, by the Company's publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with the Company.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Service fees are recognized upon completion of the management of an advertiser's campaign or immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended June 30, 2012 and 2011 were approximately $237,000 and $92,000, respectively. Advertising expense charged to operations for the six months ended June 30, 2012 and 2011 were approximately $331,000 and $220,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent
The Company’s operating lease for its office facilities contains predetermined fixed increases of the base rental rate during the lease term which is being recognized as rental expense on a straight-line basis over the lease term. The Company records the difference between the amounts charged to operations and amounts payable under the lease as deferred rent in the accompanying consolidated balance sheets.

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Convertible Preferred Stock
The Company accounts for its convertible preferred stock under the provisions of Accounting Standards Codification ("ASC") on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The ASC requires an issuer to classify a financial instrument that is within the scope of the ASC as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. The Company determined that IZEA's preferred stock outstanding prior to May 12, 2011 did not meet the criteria requiring liability classification as its obligation to redeem these instruments was not based on an event certain to occur. The Series A Convertible Preferred Stock of the Company issued in May 2011 does not have a redemption feature. Future changes in the certainty of the Company’s obligation to redeem these instruments could result in a change in classification.

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

Beneficial Conversion and Warrant Valuation
The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt and equity instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized a) for convertible debt as interest expense over the term of the debt, using the effective interest method or b) for convertible preferred stock as dividends at the time the stock first becomes convertible.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability and its compound embedded derivative as of June 30, 2012 (see Note 3).

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2007 Equity Incentive Plan and the May 2011 and August 2011 Plans (together the "2011 Equity Incentive Plans") (see Note 4) is measured at grant date, based on the fair value of the

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2007 and the 2011 Equity Incentive Plans during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
2007 Equity Incentive Plan Assumptions	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expected term	n/a	5 years	n/a	5 years
Weighted average volatility	n/a	55.08%	n/a	54.96%
Weighted average risk free interest rate	n/a	1.89%	n/a	2.36%
Expected dividends	n/a	—	n/a	—

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plan Assumptions	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expected term	5 years	5 years	5 years	5 years
Weighted average volatility	54.93%	55.08%	54.93%	55.08%
Weighted average risk free interest rate	0.76%	1.88%	0.76%	1.88%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.    Current average expected forfeiture rates were 50.21% during the three and six months ended June 30, 2012 and 2011.

Non-Employee Stock-Based Compensation
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, “Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable.

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

NOTE 2.      NOTES PAYABLE

On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of its existing shareholders.  In connection with the note, the Company incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the note matures on February 2, 2013. The note may be prepaid by the Company at any time. The obligations under the note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of the Company's assets. The face value of the note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by the Company in a subsequent financing. The holders may convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of the Company's common stock on the trading day prior to the date that the note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. The Company is further subject to certain liquidated damages if it fails to timely effectuate a conversion under the terms of the note. Until such time that the note is no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any account receivable or declaring any dividend. The carrying value of this $550,000 note, inclusive of interest amortization as of June 30, 2012, was $510,693.

On May 4, 2012, the Company issued a 30-day promissory note to two of its existing shareholders in the principal amount of $75,000 incurring $6,000 in expenses for legal fees which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock as quoted on Bloomberg for the ten trading days prior to the conversion date. The note bears interest at a rate of 8% per annum with a default rate of 18% per annum. The note automatically will convert into shares of the Company's common stock if the Company completes a public offering of its securities for gross proceeds of not less than $10,000,000. The carrying value of this $75,000 note, inclusive of interest amortization as of June 30, 2012, was $61,733.

Proceeds from the note financings were allocated first to the embedded conversion option (see Note 3) that required bifurcation and recognition as a liability at fair value and then to the carrying value of the notes. The carrying value of the notes is subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method. During the three and six months ended June 30, 2012, interest expense on the notes amounted to $18,331 and $28,702, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the three and six months ended June 30, 2012, interest expense related to the amortization of finance costs amounted to $7,141 and $11,034, respectively.

NOTE 3.     DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company entered into financing transactions during 2011 and the six months ended June 30, 2012 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in the Company's financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income in the period of change. Accordingly, all income and expense amounts discussed below are reflected in the Company's consolidated statements of operations in other income under loss on exchange and change in fair value of derivatives.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants and convertible promissory notes for the six months ended June 30, 2012.

	Linked Common Shares to Derivative Warrants	Warrant Liability	Linked Common Shares to Promissory Notes	Compound Embedded Derivatives
Beginning balance, December 31, 2011	154,132	$752,486	—	$—
Issuance of promissory note with compound embedded derivative - February 3, 2012			23,416	12,151
Issuance of $75,000 promissory note with compound embedded derivative - June 6, 2012			26,042	15,625
Exchange of warrants for common stock	(123,052)	(19,778)	—	—
Change in fair value of derivatives	—	(727,725)	157,246	96,246
Ending balance, June 30, 2012	31,080	$4,983	206,704	$124,022

The Company calculated the fair value of its warrant liability and compound embedded derivatives using the valuation methods and inputs described below.

Derivative Warrants
In applying current accounting standards to the warrants issued in the May 2011 Offering for a total of 153,882 shares (see Note 4) and the warrants issued in July 2011 for 250 shares in regards to a customer list acquisition, the Company determined that the warrants require classification as a liability due to the exercise price being subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise price. The Company recorded income resulting from the change in the fair value of the warrants during the three and six months ended June 30, 2012 in the amount of $623,028 and $727,725, respectively. The Company recorded income resulting from the change in the fair value of the warrants during the three and six months ended June 30, 2011 in the amount of $29,791.

In May and June 2012, pursuant to separate private transactions with nineteen warrant holders, the Company redeemed warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemptions were treated as an exchange wherein the fair value of the newly issued common stock was recorded and the difference between that and the carrying value of the warrants received in the exchange is recorded in the Company's consolidated statements of operations in other income under loss on exchange and change in fair value of derivatives. As a result of the exchange, the Company recognized a loss on the exchange of these warrants in the amount of $764,513 during the three and six months ended June 30, 2012.

The derivative warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique on June 30, 2012 and 2011 are as follows:

Binomial Assumptions	June 30, 2012	June 30, 2011
Fair market value of asset (1)	$3.20	$13.20
Exercise price	$20.00	$20.00
Term (2)	3.9--4.1 Years	4.9 Years
Implied expected life (3)	3.9--4.1 Years	4.8 Years
Volatility range of inputs (4)	53.7%--88.3%	61.6%--95.0%
Equivalent volatility (3)	63.0%--65.5%	75.7%
Risk-free interest rate range of inputs (5)	0.09%--0.41%	0.10%--0.81%
Equivalent risk-free interest rate (3)	0.24%--0.27%	0.47%
(1)  The fair market value of the asset was determined by the Company using all available information including, but not limited to the trading market price and the actual, negotiated prices paid by the independent investors in the May 2011 Offering and a private offering in December 2011.

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

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 and its $75,000 convertible promissory note as modified on June 6, 2012 (see Note 2) required bifurcation and liability classification as derivative financial instruments as they were not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. The Company recorded expense resulting from the change in the fair value of the compound embedded derivative during the three and six months ended June 30, 2012 in the amount of $82,536 and $96,246, respectively.

The Monte Carlo Simulation (“MCS”) technique was used to calculate the fair value of the compound embedded derivative because it provides for the necessary assumptions and inputs. The MCS technique, which is an option-based model, is a generally accepted valuation technique for valuing embedded conversion features in hybrid convertible notes, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that the Company agrees would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. In addition to the typical assumptions in a closed-end option model, such as volatility and a risk free rate, MCS incorporates assumptions for interest risk, credit risk and redemption behavior. In addition, MCS breaks down the time to expiration into potentially a large population of time intervals and steps. However, there may be other circumstances or considerations, other than those addressed herein, that relate to both internal and external factors that would be considered by market participants as it relates specifically to the Company and the subject financial instruments. The effects, if any, of these considerations cannot be reasonably measured, quantified or qualified.

The following table shows the summary calculations arriving at the compound embedded derivative values as of February 3, 2012 , June 6, 2012 and June 30, 2012. See the assumption details for the composition of these calculations.

Compound Embedded Derivative	February 3, 2012	June 6, 2012	June 30, 2012
Notional amount	$505,785	$75,000	$595,308
Conversion price	21.60	2.88	2.88
Linked common shares (1)	23,416	26,042	206,704
MCS value per linked common share (2)	0.52	0.60	0.60
Total	$12,151	$15,625	$124,022

(1) The Compound Embedded Derivative is linked to a variable number of common shares based upon a percentage of the Company's closing stock price as reflected in the Over-The-Counter Listing. The number of linked shares will increase as the trading market price decreases and will decrease as the trading market price increases. The fluctuation in the number of linked common shares will have an effect on fair values in future periods.

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

Significant inputs into the Monte Carlo Simulation used to calculate the compound embedded derivative values as of February 3, 2012, June 6, 2012 and June 30, 2012 are as follows:

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

	Inception Date	Inception Date
Monte Carlo Assumptions	February 3, 2012	June 6, 2012	June 30, 2012
Fair market value of asset (1)	$12.50	$3.20	$3.20
Conversion price	$21.60	$2.80	$2.80
Term (2)	.5 - 1 year	.60 year	.60 year
Implied expected life (3)	.743 year	.578 year	.578 year
Volatility range of inputs (4)	44.23%--70.30%	53.54%--68.00%	53.54%--68.00%
Equivalent volatility (3)	55.9%	59.2%	59.2%
Risk adjusted interest rate range of inputs (5)	10.00%--30.95%	7.62%--12.33%	7.62%--12.33%
Equivalent risk-adjusted interest rate (3)	16.43%	9.33%	9.33%
Credit risk-adjusted interest rate (6)	12.71%	15.74%	15.74%

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

NOTE 4.       STOCKHOLDERS' DEFICIT

Stock Financing Transactions and Registration Rights
On May 24, 2011, May 26, 2011 and August 15, 2011, the Company entered into subscription agreements with certain investors (the “Investors”) whereby it raised $3,330,000 through the sale of 333 units (the “Units”), at a purchase price of $10,000 per Unit (the “May 2011 Offering”). Each Unit consisted of either (i) approximately 758 shares of the Company’s common stock or (ii) one share of the Company’s Series A convertible preferred stock, par value $.0001 per share, which is convertible into approximately 758 shares of common stock, plus a fully exercisable, five-year warrant to purchase approximately 455 shares of common stock for $9,091 or $20 per linked share of common stock (the “Warrants”).

As a result of the May 2011 Offering, Investors who purchased 230 Units elected to receive preferred stock and Investors who purchased 103 Units elected to receive common stock. Accordingly, the Company issued (i) 78,030 shares of common stock, (ii) 230 shares of Series A preferred stock, which are linked by conversion to 174,243 shares of common stock, and (iii) 333 warrant contracts that are linked by exercise to an aggregate of 151,365 shares of common stock.

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

In May and June 2012, in accordance with the terms of the May 2011 Offering financing documents, investors converted 225 shares of the Series A preferred stock into 170,455 shares of common stock. As of June 30, 2012, only 5 shares of the Series A preferred stock remained outstanding.

On May 8 and 15, 2012, the Company sold a total of 274,224 shares of its common stock at a purchase price of $5.00 per share, receiving gross proceeds of $1,371,120, in a private placement to accredited investors, pursuant to the terms of a Common Stock Purchase Agreement. Pursuant to the terms of a Registration Rights Agreement, the Company timely filed a registration statement with the SEC for purposes of registering the resale of the shares of common stock sold in the private placement on June 6, 2012. In the event the registration statement is not declared effective within 105 days following the final closing (or 135 days if the registration statement is reviewed by the SEC), the Company will pay the investors 0.5% of the subscription amount of their shares for every 30-day period that the registration statement is not declared effective, subject to the ability of the investors to sell their shares pursuant to Rule 144. The liquidated damages can be paid in cash or in additional shares of the Company's common stock, at the Company's option.

In May and June 2012, pursuant to separate private transactions, nineteen warrant holders exchanged their warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares without the Company receiving any further cash consideration. These transactions were effected in order to reduce the substantial overhang represented by the warrants issued in the May 2011 reverse merger and private placement. As a result of the exchange, the Company recognized a loss on the exchange of these warrants in the amount of $764,513 during the three and six months ended June 30, 2012 (see Note 3).

Stock Options
In February 2007, the board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed the Company to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 57,833 to 122,246 shares of Series A common stock. In connection with a share exchange on May 12, 2011, all of the 92,810 outstanding stock options under the 2007 Plan were canceled, effectively terminating the 2007 Plan. The Company simultaneously issued new options to the same employees under a new 2011 Equity Incentive Plan of IZEA, Inc. adopted on May 12, 2011 (the “May 2011 Plan”). The Company has an aggregate of 177,500 shares of common stock reserved for issuance under the May 2011 Plan. The cancellation and replacement of the stock options under the 2007 Plan were accounted for as a modification of the terms of the canceled awards. There was a minimal incremental difference required to be recorded on 2,735 shares where the fair value of the replacement options exceeded the fair value of the canceled options at the date of cancellation and replacement. On May 25, 2012, upon consent from holders of a majority of the Company's outstanding voting capital stock, the Company increased the number of shares available thereunder for issuance from 177,500 to 613,715 shares. As of June 30, 2012, 362,370 option shares have been granted and are outstanding and 1,230 have been exercised, leaving an aggregate of 250,115 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of June 30, 2012, 12,500 option shares have been granted and are outstanding under the August 2011 Plan.

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

A summary of option activity under the May and August 2011 Plans for the year ended December 31, 2011 and the six months ended June 30, 2012 is presented below:

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Options Outstanding	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	—	$—
Granted	119,707	17.20
Exercised	(683)	2.00
Forfeited	(4,579)	6.00
Outstanding at December 31, 2011	114,445	$17.60	4.4
Granted	350,418	6.03
Exercised	(551)	2.00
Forfeited	(89,442)	19.71
Outstanding at June 30, 2012	374,870	$6.40	4.8

Exercisable at June 30, 2012	74,984	$5.59	4.6

During the six months ended June 30, 2011, there were no options exercised. During the six months ended June 30, 2012, there were options exercised into 551 shares of the Company's common stock for cash proceeds of $1,099. The intrinsic value of the options exercised during the six months ended June 30, 2012 was $5,769. There is no aggregate intrinsic value on the exercisable, outstanding options as of June 30, 2012 since the weighted average exercise price exceeded the fair value on such date. During the six months ended June 30, 2012, the Company modified one employee option agreement whereby it accelerated the vesting on all the remaining 2,329 unvested shares to current day and it extended the exercise period post termination from 90 days to 180 days. The modification resulted in an incremental difference of $11,744 that was recorded and included in stock-based compensation expense during the six months ended June 30, 2012.

The following table contains summarized information related to nonvested stock options during the year ended December 31, 2011 and the six months ended June 30, 2012 under the May 2011 Plan:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2010	—	$—
Granted	119,707	2.00
Vested	(57,969)	1.60
Forfeited	(4,222)	2.40
Nonvested at December 31, 2011	57,516	$2.73	2.5
Granted	350,418	0.03
Vested	(70,712)	0.26
Forfeited	(37,336)	0.41
Nonvested at June 30, 2012	299,886	$0.13	3.6

Total stock-based compensation expense recognized on awards outstanding during the three and six months ended June 30, 2012 was $84,574 and $118,984, respectively. Total stock-based compensation expense recognized on awards outstanding during the three and six months ended June 30, 2011 was $16,000. Future compensation related to nonvested awards expected to vest of $334,802 is estimated to be recognized over the remaining individual vesting periods of up to five years.

Restricted Stock Issued for Services
In May 2012, the Company entered into four agreements for celebrity endorsements of the Company's products and services whereby the Company paid cash of $100,000 and issued a total of 75,521 shares of restricted common stock. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months during the term of the agreements.

On June 12, 2012, the Company issued 1,200 shares of restricted common stock to its investors' counsel in order to pay for legal services totaling $6,000 related to the issuance of the $75,000 convertible promissory note.

The following tables contain summarized information about nonvested restricted stock outstanding at June 30, 2012:

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Restricted Stock	Shares
Nonvested at December 31, 2011	—
Granted	76,721
Vested	(23,960)
Forfeited	—
Nonvested at June 30, 2012	52,761

Total stock-based compensation expense recognized for restricted awards issued for services during the three and six months ended June 30, 2012 was $231,473 of which $225,473 is included in sales and marketing expense on the consolidated statements of operations and $6,000 is included in deferred finance costs on the consolidated balance sheet. Future compensation related to nonvested restricted awards expected to vest and amortization of deferred finance costs of $164,995 is estimated to be recognized over the remaining individual vesting periods of up to eleven months.

NOTE 5.    LOSS PER COMMON SHARE

Net losses were reported during the three and six months ended June 30, 2012 and 2011.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	374,870	101,059	374,870	101,059
Warrants	31,164	151,676	31,164	151,676
Potential conversion of Series A convertible preferred stock	3,788	174,243	3,788	174,243
Potential conversion of promissory note payable	5,425	—	5,425	—
Total excluded shares	415,247	426,978	415,247	426,978

NOTE 6.  SUBSEQUENT EVENTS

No material events have occurred since June 30, 2012 that require recognition or disclosure in the financial statements, except as follows:

In July 2012, the Company entered into three agreements to issue a total of 60,000 shares of restricted common stock for celebrity endorsements of its products and services. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months.

On July 2, 2012, the Company issued 71,221 shares of common stock to its former legal counsel in order to pay for general legal services totaling $356,103.

On July 31, 2012, Daniel R. Rua was elected to the Company's Board of Directors. On August 7, 2012, Brian W. Brady was elected to the Company's Board of Directors. In consideration of their services as directors, the Company agreed to grant to each director stock options to purchase 12,500 shares of its common stock under its 2011 B Equity Incentive Plan. Each option had an exercise price based on the fair market value of the Company's common stock on the date of grant, vests 12 months after the date of grant and expires five years after the date of grant. The Company agreed to reimburse Mr. Rua and Mr. Brady for all reasonable expenses in attending board and board committee meetings. They will also be entitled to receive the same number of stock options, with an exercise price at then prevailing market prices, for each year they serve as a director.

On August 1, 2012, Edward H. (Ted) Murphy, the Company's President and Chief Executive Officer, purchased 8,000 shares of the Company's common stock directly from the Company in a private transaction approved by disinterested members of the Company's board of directors. Mr. Murphy paid a total purchase price of $19,200 or $2.40 per common share, the market price on August 1, 2012.

On August 6, 2012, Ryan S. Schram, the Company's Chief Marketing Officer, purchased 8,000 shares of the Company's common stock directly from the Company in a private transaction approved by the Company's board of directors. Mr. Schram paid a total purchase price of $19,200 or $2.40 per common share.

On August 6, 2012, Brian W. Brady, a director of the Company, made a private investment of $100,000 for the purchase of 41,667 shares of the Company's common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if the Company's proposed public offering is priced and sold below $2.40 per share within 120 days following the closing of the investment, the Company will issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $.50 per share. Mr. Brady also received 35,000 shares of the Company's restricted common stock and may receive a $10,000 cash finance fee upon a closing of any equity offering or debt financing by us with net proceeds exceeding $2.0 million.

The Company will use the proceeds from the above stock issuances for general working capital purposes. The purchases made by the individuals were for their own investment purposes and effected in accordance with the Company's policies regarding stock transactions by affiliates.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements.” The statements, which are not historical facts contained in this report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our expansion and development of new products and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined in Rule 3a51-1 under the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

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

Company History

IZEA, Inc., formerly known as IZEA Holdings, Inc., and before that Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, we completed a share exchange pursuant to which we acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA"), which became our wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, we discontinued our former business and continued the SMS business of IZEA as our sole line of business. On November 23, 2011, our name changed from "IZEA Holdings, Inc." to "IZEA, Inc." and the name of our subsidiary changed from "IZEA, Inc." to "IZEA Innovations, Inc."

The share exchange was accounted for as a reverse merger and recapitalization where IZEA was the acquirer for accounting purposes and IZEA, Inc. was the acquired company. Accordingly, IZEA's historical financial statements for periods prior to the acquisition have become ours retroactively restated for, and giving effect to, the number of shares received in the share exchange.  The assets, liabilities and accumulated earnings, along with operations, reported in the financial statements prior to the share exchange are those of IZEA and are recorded at the historical cost basis.

On July 30, 2012, we filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of our common stock at a ratio of one share for every 40 shares outstanding prior to the effective date of the reverse stock split. The reverse stock split became market effective on August 1, 2012 and the authorized shares of our common stock was decreased from 500,000,000 shares to 12,500,000 shares. All current and historical information herein presents share and price information that reflects the 1-for-40 reverse stock split of both our authorized and outstanding shares of common stock that became effective on August 1, 2012.

Company Overview

We are a leading company in the growing social media sponsorship (SMS) segment of social media, where a company compensates a social media publisher to share sponsored content within their social network.  We accomplish this by operating multiple marketplaces that include our premier platforms SocialSpark, SponsoredTweets and WeReward, as well as our legacy platforms PayPerPost and InPostLinks. Our advertisers include a wide range of small and large businesses, including Fortune 500 companies, as well as advertising agencies. We generate our primary revenue through the sale of SMS to our advertisers.  We fulfill the SMS through our marketplace platforms by connecting our social media publishers such as bloggers, tweeters and mobile application users with our advertisers.

Results of Operations for the Three Months Ended June 30, 2012 Compared to June 30, 2011

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$1,204,018	$845,901	$358,117	42.3%
Cost of sales	500,490	381,199	119,291	31.3%
Gross profit	703,528	464,702	238,826	51.4%
Operating expenses:
General and administrative	1,687,771	934,317	753,454	80.6%
Sales and marketing	604,056	143,953	460,103	319.6%
Total operating expenses	2,291,827	1,078,270	1,213,557	112.5%
Loss from operations	(1,588,299)	(613,568)	(974,731)	(158.9)%
Other income (expense):
Interest expense	(27,523)	(6,179)	(21,344)	345.4%
Loss on exchange and change in fair value of derivatives, net	(224,021)	29,791	(253,812)	(852.0)%
Other income (expense), net	454	—	454	100.0%
Total other income (expense)	(251,090)	23,612	(274,702)	1,163.4%
Net loss	$(1,839,389)	$(589,956)	$(1,249,433)	(211.8)%

Revenues

We derive revenue from three sources: revenue from an advertiser for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers for management, maintenance and enhancement of their accounts, and to publishers for maintenance and enhancement of their accounts ("Service Fee Revenue").

Revenues for the three months ended June 30, 2012 increased by $358,117, or 42.3%, compared to the same period in 2011. The increase was attributable to a $357,000 increase in our Sponsored Revenue and $69,000 from our new revenue stream, Media Revenue, offset by $68,000 decline in Service Fee Revenue. In the three months ended June 30, 2012, Sponsored Revenue was 82%, Media Revenue was 6% and Service Fee Revenue was 12% of total revenue compared to Sponsored Revenue of 75% and Service Fee Revenue of 25% in the three months ended June 30, 2011. The increase in Sponsored Revenue was primarily attributable to increased sales growth in our premier social media platforms, Social Spark and SponsoredTweets. This exponential growth was brought about by a focus on localized client development through the increase in number of our executive sales team in Orlando, New York City, Chicago, Seattle and Dallas. This resulted in an increase in the number of customers starting campaigns and an increase in the average revenue per customer. The increase in Media Revenue was due to the implementation of IZEAMedia, our display advertising solution, for our platforms.  IZEAMedia is a new feature that allows our publishers to place targeted display advertising in three of our platforms, SocialSpark, PayPerPost and Staree, for which we share revenue with the publisher. Service fees declined during the period because a majority of the fees were initially assessed to our customers in the second quarter of 2011 when new service fee policies were implemented.

While we expect that revenue from our legacy platforms, PayPerPost and InPostLinks, will continue to decline in amount and as a percentage of our total revenue, we still expect to increase our total revenue by over 100% in 2012 by expanding our professional sales staff, increasing average revenue per customer, adding features to our existing platforms and introducing new platforms to take advantage of social media activities. We have expanded and plan to continue the expansion our sales staff with outside sales executives that are located in major markets outside of our corporate headquarters. We believe that locating outside sales executives in close proximity to our customers will help drive a closer relationship with our customers resulting in increased repeat spending and an increase in average revenue per customer. We also plan to expand our internal sales representatives to augment the efforts of our outside sales executives so that we can take advantage of the doubling of potential revenue opportunities for our Company in the past year. We have seen total qualified revenue opportunities for our sales team grow from $4 million in June 2011 to over $9 million in June 2012. We continuously review our existing platforms and our industry in order to add new features and additional revenue streams. Two current examples are the new revenue stream from IZEAMedia and the introduction of our new platform, www.staree.com. Our Staree platform allows us to further our efforts in social media sponsorships with a site that allows the sharing of sponsored photos and videos.

Cost of Sales and Gross Profit

Our cost of sales comprise primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click, purchase or action.

Cost of sales for the three months ended June 30, 2012 increased by $119,291, or 31.3%, compared to the same period in 2011.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and the direct publisher costs to generate such revenue. Publisher costs typically range from 50% to 80% of the advertising campaign depending on the type of publisher used in the campaign. Celebrity publishers typically used in our SponsoredTweets marketplace cost more than our average publisher cost of 50% in other marketplaces.

Gross profit for the three months ended June 30, 2012 increased by $238,826, or 51.4%, compared to the same period in 2011.  Our gross margin improved to 58% for the three months ended June 30, 2012 as compared to 55% for the same period in 2011. The gross margin increase was primarily attributable to service fees received from advertisers and publishers that have minimal costs associated with the revenue along with improved margins in our SponsoredTweets marketplace.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended June 30, 2012 increased by $1,213,557, or 112.5%, compared to the same period in 2011. The increase was primarily attributable to increased payroll expenses, professional fees, costs of being a public company and increases in sales and marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the three months ended June 30, 2012 increased by $753,454 or 80.6%, compared to the same period in 2011. The increase was primarily attributable to a $29,000 increase in rent expense with the addition of three new office space locations in mid-2011, a $295,000 increase in payroll, personnel and related benefit expenses due to salary increases and additional employees, a $43,000 increase in travel related to additional personnel in multiple locations, a $167,000 increase in professional fees and reporting costs as a result of the abandoned financing transactions, a $116,000 increase in costs for investor relations as a result of being a public company, and an increase in stock-based compensation of $69,000.  We expect that personnel costs and professional fees will continue to increase over prior levels as we continue to expand our sales force, work on financing transactions, and incur a full year of reporting costs and investor relations activities as a public company.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2012 increased by $460,103 or 319.6%, compared to the same period in 2011.   The increase was primarily attributable to the increase in tradeshow activities, the addition of more outside contractors to support our customers and promotional expenses to launch our new products and services, Staree in particular. In May 2012, we entered into four agreements to issue a total of 75,521 shares of restricted common stock for celebrity endorsements of our products and services (primarily to related to the launch of our new Staree platform). In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months. In addition to the shares, we paid cash payments of $100,000. We recorded a total of $254,223 in marketing expense for the value of the restricted awards vested and the cash payments earned during the three months ended June 30, 2012. Future compensation related to nonvested restricted awards expected to vest and unearned cash compensation of $236,245 is estimated to be recognized over the remaining individual contract terms of up to eleven months.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense during the three months ended June 30, 2012 increased by $21,344 compared to the same period in 2011 primarily due to the issuance of a senior secured promissory note in the principal amount of $550,000 in February 2012 and a $75,000 promissory note in May 2012. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method.

We entered into financing transactions during the three months ended June 30, 2012 and 2011 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income resulting from the change in the fair value of certain warrants during the three months ended June 30, 2012 and 2011 in the amount of $623,028 and $29,791, respectively. We recognized a $764,513 loss on exchange when we redeemed certain warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares without the Company receiving any further cash consideration during the three months ended June 30, 2012. Additionally, we recorded $82,536 in expense resulting from the change in the fair value of our compound embedded derivatives in our promissory notes during the three months ended June 30, 2012. The net effect of these changes in fair values and loss on exchange of warrants resulted in a total expense of $224,021 and income of $29,791 during the six months ended June 30, 2012 and 2011, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating rates and market conditions outside of our control.

Net Loss

Net loss for the three months ended June 30, 2012 was $1,839,389 which increased from the net loss of $589,956 for the same period in 2011.  As discussed above, although gross profit increased over the prior year due to increased revenue, these improvements were exceeded by the large increase in operating expenses attributable to increased headcount, professional fees, public company and other sales and marketing expenses.

Results of Operations for the Six Months Ended June 30, 2012 Compared to June 30, 2011

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$2,849,385	$1,768,679	$1,080,706	61.1%
Cost of sales	1,159,771	822,734	337,037	41.0%
Gross profit	1,689,614	945,945	743,669	78.6%
Operating expenses:
General and administrative	3,471,752	1,896,531	1,575,221	83.1%
Sales and marketing	797,595	311,434	486,161	156.1%
Total operating expenses	4,269,347	2,207,965	2,061,382	93.4%
Loss from operations	(2,579,733)	(1,262,020)	(1,317,713)	(104.4)%
Other income (expense):
Interest expense	(44,267)	(15,032)	(29,235)	194.5%
Loss on exchange and change in fair value of derivatives, net	(133,034)	29,791	(162,825)	(546.6)%
Other income (expense), net	455	38	417	1,097.4%
Total other income (expense)	(176,846)	14,797	(191,643)	1,295.1%
Net loss	$(2,756,579)	$(1,247,223)	$(1,509,356)	(121.0)%

Revenues

We derive revenue from three sources: revenue from an advertiser for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers for management, maintenance and enhancement of their accounts, and to publishers for maintenance and enhancement of their accounts ("Service Fee Revenue").

Revenues for the six months ended June 30, 2012 increased by $1,080,706, or 61.1%, compared to the same period in 2011. The increase was attributable to a $1,011,000 increase in our Sponsored Revenue and $132,000 from our new revenue stream, Media Revenue, offset by a $62,000 decline in Service Fee Revenue. In the six months ended June 30, 2012, Sponsored Revenue was 84%, Media Revenue was 5% and Service Fee Revenue was 11% of total revenue compared to Sponsored Revenue of 79% and Service Fee Revenue of 21% in the six months ended June 30, 2011. The increase in Sponsored Revenue was primarily attributable to increased sales growth in our premier social media platforms, Social Spark and SponsoredTweets. This exponential growth was brought about by a focus on localized client development through the increase in number of our executive sales team in Orlando, New York City, Chicago, Seattle and Dallas. This resulted in an increase in the number of customers starting campaigns and an increase in the average revenue per customer. The increase in Media Revenue was due to the implementation of IZEAMedia, our display advertising solution, for our platforms.  IZEAMedia is a new feature that allows our publishers to place targeted display advertising in three of our platforms, SocialSpark, PayPerPost and Staree, for which we share revenue with the publisher. Service fees declined during the period because a majority of the fees were initially assessed to our customers in the second quarter of 2011 when new service fee policies were implemented.

While we expect that revenue from our legacy platforms, PayPerPost and InPostLinks, will continue to decline in amount and as a percentage of our total revenue, we still expect to increase our total revenue by over 100% in 2012 by expanding our professional sales staff, increasing average revenue per customer, adding features to our existing platforms and introducing new platforms to take advantage of social media activities. We have expanded and plan to continue the expansion our sales staff with outside sales executives that are located in major markets outside of our corporate headquarters. We believe that locating outside sales executives in close proximity to our customers will help drive a closer relationship with our customers resulting in increased repeat spending and an increase in average revenue per customer. We also plan to expand our internal sales representatives to augment the efforts of our outside sales executives so that we can take advantage of the doubling of potential revenue opportunities for our Company in the past year. We have seen total qualified revenue opportunities for our sales team grow from $4 million in June 2011 to over $9 million in June 2012. We continuously review our existing platforms and our industry in order to add new features and additional revenue streams. Two current examples are the new revenue stream from IZEAMedia and the introduction of our new platform, www.staree.com. Our Staree platform allows us to further our efforts in social media sponsorships with a site that allows the sharing of sponsored photos and videos.

Cost of Sales and Gross Profit

Our cost of sales comprise primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click, purchase or action.

Cost of sales for the six months ended June 30, 2012 increased by $337,037, or 41.0%, compared to the same period in 2011.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and the direct publisher costs to generate such revenue. Publisher costs typically range from 50% to 80% of the advertising campaign depending on the type of publisher used in the campaign. Celebrity publishers typically used in our SponsoredTweets marketplace cost more than our average publisher cost of 50% in other marketplaces.

Gross profit for the six months ended June 30, 2012 increased by $743,669, or 78.6%, compared to the same period in 2011.  However, our gross margin reamined at 59% for the six months ended June 30, 2012 and 2011. The increase in gross profit is a result of the higher revenue.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the six months ended June 30, 2012 increased by $2,061,382, or 93.4%, compared to the same period in 2011. The increase was primarily attributable to increased payroll expenses, professional fees, costs of being a public company and increases in sales and marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the six months ended June 30, 2012 increased by $1,575,221 or 83.1%, compared to the same period in 2011. The increase was primarily attributable to a $52,000 increase in rent expense with the addition of three new office space locations in mid-2011, a $670,000 increase in payroll, personnel and related benefit expenses due to salary increases and additional employees, a $90,000 increase in travel related to additional personnel in multiple locations, a $432,000 increase in professional fees and reporting costs as a result of the abandoned financing transactions, a $116,000 increase in costs for investor relations as a result of being a public company, and an increase in stock-based compensation of $103,000.  We expect that personnel costs and professional fees will continue to increase over prior levels as we continue to expand our sales force, work on financing transactions, and incur a full year of reporting costs and investor relations activities as a public company.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2012 increased by $486,161 or 156.1%, compared to the same period in 2011.   The increase was primarily attributable to the increase in tradeshow activities, the addition of more outside contractors to support our customers and promotional expenses to launch our new products and services, Staree in particular. In May 2012, we entered into four agreements to issue a total of 75,521 shares of restricted common stock for celebrity endorsements of our products and services (primarily to related to the launch of our new Staree platform). In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months. In addition to the shares, we paid cash payments of $100,000. We recorded a total of $254,223 in marketing expense for the value of the restricted awards vested and the cash payments earned during the six months ended June 30, 2012. Future compensation related to nonvested restricted awards expected to vest and unearned cash compensation of $236,245 is estimated to be recognized over the remaining individual contract terms of up to eleven months.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense during the six months ended June 30, 2012 increased by $29,235 compared to the same period in 2011 primarily due to the issuance of a senior secured promissory note in the principal amount of $550,000 in February 2012 and a $75,000 promissory note in May 2012. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method.

We entered into financing transactions during the six months ended June 30, 2012 and 2011 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income resulting from the change in the fair value of certain warrants during the six months ended June 30, 2012 and 2011 in the amount of $727,725 and $29,791, respectively. We recognized a $764,513 loss on exchange when we redeemed certain warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares without the Company receiving any further cash consideration during the six months ended June 30, 2012. Additionally, we recorded $96,246 in expense resulting from the change in the fair value of our compound embedded derivatives in our promissory notes during the six months ended June 30, 2012. The net effect of these changes in fair values and loss on exchange of warrants resulted in a total expense of $133,034 and income of $29,791 during the six months ended June 30, 2012 and 2011, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating rates and market conditions outside of our control.

Net Loss

Net loss for the three months ended June 30, 2012 was $2,756,579 which increased from the net loss of $1,247,223 for the same period in 2011.  As discussed above, although gross profit increased over the prior year due to increased revenue, these improvements were exceeded by the large increase in operating expenses attributable to increased headcount, professional fees, public company and other sales and marketing expenses.

Liquidity and Capital Resources

Our cash position was $190,225 as of June 30, 2012 as compared to $225,277 as of December 31, 2011, a decrease of $35,052.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $2,756,579 and $3,978,592 for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively, and had an accumulated deficit of $20,887,363 as of June 30, 2012.   The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash used for operating activities was $1,778,885 during the six months ended June 30, 2012 and was primarily a result of our net loss during the period of $2,756,579.  Cash provided by financing activities was $1,749,192 during the six months ended June 30, 2012 and was primarily a result of net proceeds of $543,700 received from the issuance of a promissory notes and $1,221,858 received from the sale of our common stock as further discussed below. Financing activities were reduced by principal payments of $17,465 on our capital leases.

To date, we have financed our operations through internally generated revenue from operations, the sale of our equity and the issuance of notes and loans from shareholders.

On February 3, 2012, we issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of our existing shareholders.  In connection with the note, we incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the note matures on February 2, 2013. The note may be prepaid by us at any time. The obligations under the note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of our assets and assets of our subsidiary. The face value of the note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by us in a subsequent financing. The holders may convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of our common stock on the trading day prior to the date that the note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. We are further subject to certain liquidated damages if we fail to timely effectuate a conversion under the terms of the note. Until such time that the note is no longer outstanding, without the consent of the holders, we are prohibited from incurring certain debt, selling any account receivable or declaring any dividend.

During the six months ended June 30, 2012, we issued 551 shares of common stock upon receipt of cash proceeds of $1,099 for the exercise of stock options at an average exercise price of $2.00 per share.

On May 8 and 15, 2012, we sold a total of 274,224 shares of our common stock at a purchase price of $5.00 per share, receiving gross proceeds of $1,371,120, in a private placement to accredited investors, pursuant to the terms of a Common Stock Purchase Agreement. Pursuant to the terms of a Registration Rights Agreement, we timely filed a registration statement with the SEC for purposes of registering the resale of the shares of common stock sold in the private placement on June 6, 2012. In the event the registration statement is not declared effective within 105 days following the final closing (or 135 days if the registration statement is reviewed by the SEC), we will pay the investors 0.5% of the subscription amount of their shares for every 30-day period that the registration statement is not declared effective, subject to the ability of the investors to sell their shares pursuant to Rule 144. The liquidated damages can be paid in cash or in additional shares of our common stock, at our option.

In May and June 2012, in accordance with the terms of the May 2011 Offering financing documents, investors converted 225 shares of the Series A convertible preferred stock into 170,455 shares of common stock. As of June 30, 2012, only 5 shares of the Series A convertible preferred stock remained outstanding.

In May and June 2012, pursuant to separate private transactions, nineteen warrant holders exchanged their warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares without the Company receiving any further cash consideration. These transactions were effected in order to reduce the substantial overhang represented by the warrants issued in the May 2011 reverse merger and private placement.

In July 2012, we entered into three agreements to issue a total of 60,000 shares of restricted common stock for celebrity endorsements of our products and services. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months.

On July 2, 2012, we issued 71,221 shares of common stock to our former legal counsel in order to pay for general legal services totaling $356,103.

On August 1, 2012, Edward H. (Ted) Murphy, our President and Chief Executive Officer, purchased 8,000 shares of our common stock directly from us in a private transaction approved by disinterested members of our board of directors. Mr. Murphy paid a total purchase price of $19,200 or $2.40 per share, the market price on August 1, 2012.

On August 6, 2012, Ryan S. Schram, our Chief Marketing Officer, purchased 8,000 shares of our common stock directly from us in a private transaction approved by our board of directors. Mr. Schram paid a total purchase price of $19,200 or $2.40 per share.

On August 6, 2012, Brian W. Brady, a director, made a private investment of $100,000 for the purchase of 41,667 shares of our common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if our proposed public offering is priced and sold below $2.40 per share within 120 days following the closing of the investment, we will issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $.50 per share. Mr. Brady also received 35,000 shares of our restricted common stock and may receive a $10,000 cash finance fee upon a closing of any equity offering or debt financing by us with net proceeds exceeding $2.0 million.

We used the proceeds from the above stock issuances for general working capital purposes. We are in the process of registering shares of our common stock for a public offering pursuant to a registration statement filed with the SEC to raise gross proceeds of at least $5,000,000 in order to meet the needs of our operations and future growth plans. Other financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity markets could make it more difficult to complete a public offering or obtain financing through the issuance of equity or debt securities. Even if we are able to raise funds in financing transactions, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

There can be no assurance that we will be successful in our public offering or in any other financing or that the terms of any such financing transactions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease operations.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve for doubtful accounts of $10,000 at June 30, 2012 and December 31, 2011. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change as a result of a change in economic conditions or business conditions within our industry, our individual customers or our Company. Any adjustments to this account are reflected in the statements of operations as a general and administrative expense.

We derive our revenue from three sources: revenue from an advertiser for the use of the our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers ("Service Fee Revenue"). Service fees to advertisers include fees charged for management of advertising campaigns through our platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash out fees and inactivity fees for dormant accounts. Media Revenue is generated when our publishers to place targeted display advertising in blogs. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on our websites and their request was completed and content listed, as applicable, by our publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with us.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Service fees are recognized upon completion of the management of an advertiser's campaign or immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) our price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, establish the pricing and determine the service specifications.
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

The tables below show the amount of options granted under our Plans and the assumptions used to determine the fair value of those options during the quarters.

2007 Equity Incentive Plan Options Granted

Quarter Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2011	93,716	$1.20	5 years	54.96%	2.36%	$0.59
June 30, 2011	1,000	$13.20	5 years	55.08%	1.89%	$6.43

2011 Equity Incentive Plan Options Granted

Quarter Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
June 30, 2011	101,078	$13.20	5 years	55.08%	1.88%	$1.70
March 31, 2012	2,751	$12.50	5 years	54.85%	0.82%	$3.20
June 30, 2012	347,667	$5.86	5 years	54.93%	0.76%	$2.26

There were 374,870 options outstanding as of June 30, 2012 with a weighted average exercise price of $6.30 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of June 30, 2012 since the weighted average exercise price exceeded the market price of $3.20 of our common stock on such date.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not required.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  Based on the results of that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2011, information at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information" and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $2,756,579 and $3,978,592 for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively, and had an accumulated deficit of $20,887,363 as of June 30, 2012. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. We expect to increase our revenue by over 100% by expanding our sales staff, increasing average revenue per customer and adding features to our existing platforms, as well as introducing new platforms to take advantage of social media activities. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue by over 100% and keeping operating expenses at less than 50% of our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of June 30, 2012, our total stockholders' deficit was $2,085,314 and we had a working capital deficit of $2,302,270. Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm has included in its report for the year ended December 31, 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock in our current public offering or obtaining alternate financing. If we are not able to complete this offering or obtain alternate financing, we may be forced to limit or cease our operations.

Risks Relating to our Common Stock

Our promissory notes have a future determined conversion price which may result in substantial dilution to the ownership interests of our existing stockholders.

On February 3, 2012, we and our subsidiary, IZEA Innovations, Inc., jointly issued a senior secured promissory note in the principal amount of $550,000 to two of our existing shareholders. According to the terms of the note, if the note is not fully paid by maturity and the note's maturity is automatically extended until February 2, 2013, the noteholders may convert the outstanding principal amount of the note at a conversion price equal to 90% of the closing price of our common stock on the trading day prior to the date that the note becomes convertible. On May 4, 2012, we and our subsidiary, IZEA Innovations, Inc., jointly issued a 30-day promissory note to the same shareholders in the principal amount of $75,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of our common stock as quoted on Bloomberg for the ten trading days prior to the conversion date. The note bears interest at a rate of 8% per annum with a default rate of 18% per annum. The $75,000 note will automatically convert into shares of our common stock if we complete a public offering of our securities for gross proceeds of not less than $10,000,000. No payment of accrued interest on the note is required to be made to the noteholders upon such conversion.

The notes have a conversion price based upon the future trading price of our common stock without any “floor” conversion price, which makes the ultimate maximum number of shares to be issued upon conversion indeterminable at this time. The conversion of the note will result in a significant increase in the number of our outstanding shares and substantially dilute the ownership interests of existing stockholders. We have 1,845,575 shares of common stock outstanding as of August 13, 2012. A conversion of our $75,000 promissory note would result in the issuance of 33,333 shares of common stock and a conversion of our $550,000 senior secured promissory note would result in an additional issuance of 244,445 shares of common stock. These share amounts were estimated using a conversion price of $2.25 per share (90% of the closing price of $2.50 on August 13, 2012), but the conversion price could be lower resulting in even higher share amounts.

There may be substantial sales of our common stock after our public offering and the effective date of our registration statement, which could cause our stock price to drop.

         We have filed a registration statement contemplating the public sale of our common stock to raise gross proceeds of at least $5,000,000 and the registration of a total of 274,224 shares of our common stock purchased from us in a private placement in May 2012.  There are currently no agreements or understandings in place with these selling stockholders to restrict their sale of those shares after the effective date of this registration statement.  Sales of a substantial number of shares of our common stock by the selling stockholders at such time could cause the market price of our common stock to drop and could impair our ability to raise capital in the future by selling additional securities.

Exercise of stock options, warrants and other convertible securities will dilute your percentage of ownership and could cause our stock price to fall.

As of August 13, 2012, we have outstanding stock options and warrants to purchase 419,827 shares of common stock, preferred stock convertible into 3,788 shares of common stock and convertible promissory notes with principal amounts totaling $625,000 convertible into 277,778 shares of common stock (assuming a conversion price of $2.25 per share, as noted above) that could result in our issuing a significant number of additional shares of common stock. Additionally, we have available shares to issue stock options to purchase up to 250,865 shares of common stock under our May 2011 Equity Incentive Plan and up to 50,000 shares of common stock under our August 2011 Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2012, we issued 551 shares of common stock upon receipt of cash proceeds of

$1,099 for the exercise of stock options at an average exercise price of $2.00 per share.

On May 8 and 15, 2012, we sold a total of 274,224 shares of our common stock at a purchase price of $5.00 per share, receiving gross proceeds of $1,371,120, in a private placement to accredited investors, pursuant to the terms of a Common Stock Purchase Agreement. Pursuant to the terms of a Registration Rights Agreement, we timely filed a registration statement with the SEC for purposes of registering the resale of the shares of common stock sold in the private placement on June 6, 2012. In the event the registration statement is not declared effective within 105 days following the final closing (or 135 days if the registration statement is reviewed by the SEC), we will pay the investors 0.5% of the subscription amount of their shares for every 30-day period that the registration statement is not declared effective, subject to the ability of the investors to sell their shares pursuant to Rule 144. The liquidated damages can be paid in cash or in additional shares of our common stock, at our option.

In May and June 2012, in accordance with the terms of the May 2011 Offering financing documents, investors converted 225 shares of the Series A preferred stock into 170,455 shares of common stock. As of June 30, 2012, only 5 shares of the Series A preferred stock remained outstanding.

In May and June 2012, pursuant to separate private transactions, nineteen warrant holders exchanged their warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares without the Company receiving any further cash consideration.

We used the proceeds from the above stock issuances for general working capital purposes.

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
3.6
Certificate of Change of IZEA, Inc., filed with the Nevada Secretary of State on July 30, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012).

31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer
32.2	*	Section 906 Certification of Principal Financial Officer
101	**
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Deficit, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

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

IZEA, Inc. a Nevada corporation

August 14, 2012	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

August 14, 2012	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)