Form 10-Q/A
period 2012-06-30
IZEA, Inc.
filed 2012-09-13
CIK 1495231

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is primarily to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) to the Form 10-Q in accordance with Rule 405 of Regulation S-T.
Other minor wording clarifications and reverse stock split corrections were also made to the Form 10-Q so that it reflects the changes made to the financial statements for the quarter ended June 30, 2012 as incorporated in our Registration Statement on Form S-1 (No. 333-181916) effective August 23, 2012. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quarterly Report on Form 10-Q/A for the period ended June 30, 2012

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

Reverse Stock Split
On July 30, 2012, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 40 shares outstanding prior to the effective date of the reverse stock split. Additionally, the Company's total authorized shares of common stock were decreased from 500,000,000 shares to 12,500,000 shares. All current and historical information contained herein related to the share and per share information for the Company's common stock or stock equivalents issued on or after May 12, 2011 reflects the 1-for-40 reverse stock split of the Company's outstanding shares of common stock that became market effective on August 1, 2012.

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

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At June 30, 2012, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 40% of total accounts receivable in aggregate. At December 31, 2011, the Company had two different customers which accounted for 32% of total accounts receivable in aggregate. The Company had one customer that accounted for 10.5% of its revenue during the six months ended June 30, 2012. There were no customers that accounted for more than 10% of revenue during the three and six months ended June 30, 2011 and during the three months ended June 30, 2012.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

	Linked Common Shares to Derivative Warrants	Warrant Liability	Linked Common Shares to Promissory Notes	Compound Embedded Derivatives
Beginning balance, December 31, 2011	154,132	$752,486	—	$—
Issuance of promissory note with compound embedded derivative - February 3, 2012	—	—	23,416	12,151
Issuance of $75,000 promissory note with compound embedded derivative - June 6, 2012	—	—	26,042	15,625
Exchange of warrants for common stock	(123,052)	(19,778)	—	—
Change in fair value of derivatives	—	(727,725)	157,246	96,246
Ending balance, June 30, 2012	31,080	$4,983	206,704	$124,022

The Company calculated the fair value of its warrant liability and compound embedded derivatives using the valuation methods and inputs described below.

Derivative Warrants
In applying current accounting standards to the warrants issued in the May 2011 Offering for a total of 153,882 shares (see Note 4) and the warrants issued in July 2011 for 250 shares in regards to a customer list acquisition, the Company determined that the warrants require classification as a liability due to the exercise price being subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise price. The Company recorded income resulting from the change in the fair value of the warrants during the three and six months ended June 30, 2012 in the amount of $832,422 and $727,725, respectively. The Company recorded income resulting from the change in the fair value of the warrants during the three and six months ended June 30, 2011 in the amount of $29,791.

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

(1) The Compound Embedded Derivative is linked to a variable number of common shares based upon a percentage of the Company's closing stock price as reflected in the over-the-counter market. The number of linked shares will increase as the trading market price decreases and will decrease as the trading market price increases. The fluctuation in the number of linked common shares will have an effect on fair values in future periods.

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Significant inputs into the Monte Carlo Simulation used to calculate the compound embedded derivative values as of February 3, 2012, June 6, 2012 and June 30, 2012 are as follows:

	Inception Date	Inception Date
Monte Carlo Assumptions	February 3, 2012	June 6, 2012	June 30, 2012
Fair market value of asset (1)	$12.50	$3.20	$3.20
Conversion price	$21.60	$2.88	$2.88
Term (2)	.5 - 1 year	0.60 years	0.60 years
Implied expected life (3)	0.74 years	0.58 years	0.58 years
Volatility range of inputs (4)	44.23%--70.30%	53.54%--68.00%	53.54%--68.00%
Equivalent volatility (3)	55.9%	59.2%	59.2%
Risk adjusted interest rate range of inputs (5)	10.00%--30.95%	7.62%--12.33%	7.62%--12.33%
Equivalent risk-adjusted interest rate (3)	16.43%	9.33%	9.33%
Credit risk-adjusted interest rate (6)	12.71%	15.74%	15.74%

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

As a result of the May 2011 Offering, Investors who purchased 230 Units elected to receive preferred stock and Investors who purchased 103 Units elected to receive common stock. Accordingly, the Company issued (i) 78,030 shares of common stock, (ii) 230 shares of Series A preferred stock, which are linked by conversion to 174,243 shares of common stock, and (iii) 333 warrant contracts that are linked by exercise to an aggregate of 151,382 shares of common stock.

In connection with the May 2011 Offering, the Company incurred expenses of $286,593 for placement agent, legal and other fees. Accordingly, net cash proceeds from the May 2011 Offering amounted to $3,043,407. Additionally, the Company issued warrants to the placement agent to purchase 2,500 shares of common stock, which had a fair value of $17,600, with the same terms and conditions as the Warrants issued to the investors in the May 2011 Offering.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

In May and June 2012, in accordance with the terms of the May 2011 Offering financing documents, investors converted 225 shares of the Series A preferred stock into 170,455 shares of common stock. As of June 30, 2012, only 5 shares of the Series A preferred stock remained outstanding.

On May 8 and 15, 2012, the Company sold a total of 274,224 shares of its common stock at a purchase price of $5.00 per share, receiving gross proceeds of $1,371,120, in a private placement to accredited investors, pursuant to the terms of a Common Stock Purchase Agreement. Pursuant to the terms of a Registration Rights Agreement, the Company timely filed a registration statement with the SEC for purposes of registering the resale of the shares of common stock sold in the private placement on June 6, 2012. In the event the registration statement is not declared effective within 105 days following the final closing (or 135 days if the registration statement is reviewed by the SEC), the Company will pay the investors 0.5% of the subscription amount of their shares for every 30 days period that the registration statement is not declared effective, subject to the ability of the investors to sell their shares pursuant to Rule 144. The liquidated damages can be paid in cash or in additional shares of the Company's common stock, at the Company's option.

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

Stock Options
In February 2007, the board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed the Company to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with a share exchange on May 12, 2011, all of the outstanding stock options to purchase 3,712,365 shares of Series A common stock under the 2007 Plan were canceled, effectively terminating the 2007 Plan. The Company simultaneously issued new stock options for 92,823 shares of common stock to the same employees under a new 2011 Equity Incentive Plan of IZEA, Inc. adopted on May 12, 2011 (the “May 2011 Plan”). The Company has an aggregate of 177,500 shares of common stock reserved for issuance under the May 2011 Plan. The cancellation and replacement of the stock options under the 2007 Plan were accounted for as a modification of the terms of the canceled awards. There was a minimal incremental difference required to be recorded on 2,743 shares where the fair value of the replacement options exceeded the fair value of the canceled options at the date of cancellation and replacement. On May 25, 2012, upon consent from holders of a majority of the Company's outstanding voting capital stock, the Company increased the number of common shares available thereunder for issuance from 177,500 to 613,715 shares. As of June 30, 2012, 362,370 option shares have been granted and are outstanding and 1,230 have been exercised, leaving an aggregate of 250,115 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of June 30, 2012, 12,500 option shares have been granted and are outstanding under the August 2011 Plan, leaving 75,000 shares of common stock available for for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, the board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option will be equal to or exceed 110% of fair market value. Unless otherwise determined by the board of directors at the time of grant, the right to purchase shares covered by any options under the May and August 2011 Plans shall vest over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the remaining 3 years period. The term of the options is up to 10 years.

A summary of option activity under the May and August 2011 Plans for the year ended December 31, 2011 and the six months ended June 30, 2012 is presented below:

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	—	$—
Granted	119,707	17.09
Exercised	(683)	2.00
Forfeited	(4,579)	6.18
Outstanding at December 31, 2011	114,445	$17.61	4.4
Granted	350,418	6.03
Exercised	(551)	2.00
Forfeited	(89,442)	19.73
Outstanding at June 30, 2012	374,870	$6.40	4.8

Exercisable at June 30, 2012	74,984	$5.59	4.6

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

The following table contains summarized information related to nonvested stock options during the year ended December 31, 2011 and the six months ended June 30, 2012 under the May and August 2011 Plans:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2010	—	$—
Granted	119,707	2.13
Vested	(57,969)	1.52
Forfeited	(4,222)	2.27
Nonvested at December 31, 2011	57,516	$2.73	2.5
Granted	350,418	0.03
Vested	(70,712)	0.41
Forfeited	(37,336)	2.66
Nonvested at June 30, 2012	299,886	$0.13	3.6

Total stock-based compensation expense recognized on awards outstanding during the three and six months ended June 30, 2012 was $84,574 and $118,984, respectively. Total stock-based compensation expense recognized on awards outstanding during the three and six months ended June 30, 2011 was $16,000. Future compensation related to nonvested awards expected to vest of $334,802 is estimated to be recognized over the remaining individual vesting periods of up to 5 years.

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables contain summarized information about nonvested restricted stock outstanding at June 30, 2012:

Restricted Stock	Common Shares
Nonvested at December 31, 2011	—
Granted	76,721
Vested	(23,960)
Forfeited	—
Nonvested at June 30, 2012	52,761

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

NOTE 5.    LOSS PER COMMON SHARE

Net losses were reported during the three and six months ended June 30, 2012 and 2011.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	374,870	98,434	374,870	98,434
Warrants	31,164	151,693	31,164	151,693
Potential conversion of Series A convertible preferred stock	3,788	174,243	3,788	174,243
Potential conversion of promissory note payable	5,425	—	5,425	—
Total excluded shares	415,247	424,370	415,247	424,370

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

On August 6, 2012, Brian W. Brady, a director of the Company, made a private investment of $100,000 for the purchase of 41,667 shares of the Company's common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if the Company's proposed public offering is priced and sold below $2.40 per share within 120 days following the closing of the investment, the Company will issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $0.50 per share. Mr. Brady also received 35,000 shares of the Company's restricted common stock and may receive a $10,000 cash finance fee upon a closing of any equity offering or debt financing by us with net proceeds exceeding $2.0 million.

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

On July 30, 2012, we filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of our common stock at a ratio of one share for every 40 shares outstanding prior to the effective date of the reverse stock split. Additionally, our authorized shares of common stock were decreased from 500,000,000 shares to 12,500,000 shares. All current and historical information contained herein related to the share and per share information for our common stock or stock equivalents issued on or after May 12, 2011 reflects the 1-for-40 reverse stock split of our outstanding shares of common stock that became market effective on August 1, 2012.

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

We entered into financing transactions during the three months ended June 30, 2012 and 2011 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income resulting from the change in the fair value of certain warrants during the three months ended June 30, 2012 and 2011 in the amount of $832,422 and $29,791, respectively. We recognized a $764,513 loss on exchange when we redeemed certain warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares without the Company receiving any further cash consideration during the three months ended June 30, 2012. Additionally, we recorded $82,536 in expense resulting from the change in the fair value of our compound embedded derivatives in our promissory notes during the three months ended June 30, 2012. The net effect of these changes in fair values and loss on exchange of warrants resulted in a total expense of $224,021 and income of $29,791 during the six months ended June 30, 2012 and 2011, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating rates and market conditions outside of our control.

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

Gross profit for the six months ended June 30, 2012 increased by $743,669, or 78.6%, compared to the same period in 2011.  However, our gross margin remained at 59% for the six months ended June 30, 2012 and 2011. The increase in gross profit is a result of the higher revenue.

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

The following table shows the number of options granted under our 2007 Equity Incentive Plan and the assumptions used to determine the fair value of those options during the quarter ended March 31, 2011 and from April 1, 2011 through May 12, 2011, the date the 2007 Plan was canceled:

2007 Equity Incentive Plan Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Series A Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2011	3,748,620	$0.03	5 years	54.96%	2.37%	$0.01
May 12, 2011	40,000	$0.33	5 years	55.08%	1.89%	$0.16

The following table shows the number of options granted under our May and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods ended March 31, 2012 and June 30, 2012 and 2011:

2011 Equity Incentive Plan Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
June 30, 2011	101,078	$13.20	5 years	55.08%	1.88%	$1.70
March 31, 2012	2,751	$12.50	5 years	54.85%	0.82%	$3.36
June 30, 2012	347,667	$5.18	5 years	54.93%	0.76%	$2.26

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

IZEA, Inc. a Nevada corporation

September 13, 2012	By:	/s/ Edward Murphy
Edward Murphy President, Chief Executive Officer, and a Director (Principal Executive Officer)

September 13, 2012	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)