Form 10-Q
period 2012-09-30
IZEA, Inc.
filed 2012-11-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Orange Avenue
Suite 412
Orlando, FL 32801
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (407) 674-6911

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

As of November 12, 2012, there were 5,114,280 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2012

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$1,304,012	$225,277
Accounts receivable, net	692,694	690,575
Prepaid expenses	147,627	165,736
Deferred finance costs, net of accumulated amortization of $18,701	9,099	—
Other current assets	11,627	38,897

Total current assets	2,165,059	1,120,485

Property and equipment, net	124,103	152,434
Intangible assets, net of accumulated amortization of $48,815 and $17,434	76,710	108,091
Security deposits	17,388	21,038

Total assets	$2,383,260	$1,402,048

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,051,400	$1,080,015
Accrued payroll	193,747	224,438
Deferred rent	2,330	10,830
Unearned revenue	1,235,401	1,132,794
Compound embedded derivative	84,765	—
Current portion of capital lease obligations	16,795	25,070
Current portion of notes payable	596,564	—

Total current liabilities	3,181,002	2,473,147

Capital lease obligations, less current portion	14,951	27,850
Warrant liability	43,205	752,486

Total liabilities	3,239,158	3,253,483

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 5 and 230 shares issued and outstanding	—	—
Common stock, $.0001 par value; 12,500,000 shares authorized; 4,117,460 and 966,227 issued and outstanding	412	97
Additional paid-in capital	20,982,623	16,279,252
Accumulated deficit	(21,838,933)	(18,130,784)

Total stockholders’ deficit	(855,898)	(1,851,435)

Total liabilities and stockholders’ deficit	$2,383,260	$1,402,048

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$1,058,836	$1,052,675	$3,908,221	$2,821,354
Cost of sales	434,019	483,729	1,593,790	1,306,463

Gross profit	624,817	568,946	2,314,431	1,514,891

Operating expenses:
General and administrative	1,335,858	1,921,719	4,807,610	3,818,250
Sales and marketing	219,584	277,469	1,017,179	588,903

Total operating expenses	1,555,442	2,199,188	5,824,789	4,407,153

Loss from operations	(930,625)	(1,630,242)	(3,510,358)	(2,892,262)

Other income (expense):
Interest expense	(33,495)	(4,939)	(77,762)	(19,971)
Loss on exchange and change in fair value of derivatives, net	12,550	43,780	(120,484)	73,571
Other income (expense), net	—	27	455	65

Total other income (expense)	(20,945)	38,868	(197,791)	53,665

Net loss	$(951,570)	$(1,591,374)	$(3,708,149)	$(2,838,597)

Weighted average common shares outstanding – basic and diluted	2,265,222	959,470	2,266,524	493,715

Loss per common share – basic and diluted	$(0.42)	$(1.66)	$(1.64)	$(5.75)

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amt	Shares	Amt	Capital	Deficit	(Deficit)
Balance, December 31, 2011	230	$—	966,227	$97	$16,279,252	$(18,130,784)	$(1,851,435)
Sale of common stock, net of offering costs	—	—	2,636,336	263	2,996,466	—	2,996,729
Conversion of preferred stock	(225)	—	170,455	17	(17)	—	—
Exchange of warrants for common stock	—	—	135,782	13	821,933	—	821,946
Exercise of stock options	—	—	551	1	1,098	—	1,099
Stock issued for payment of services	—	—	207,942	21	733,013	—	733,034
Stock-based compensation	—	—	—	—	150,878	—	150,878
Rounding shares	—	—	167	—	—	—	—
Net loss	—	—	—	—	—	(3,708,149)	(3,708,149)
Balance, September 30, 2012	5	$—	4,117,460	$412	$20,982,623	$(21,838,933)	$(855,898)

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,708,149)	$(2,838,597)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	87,422	33,187
Stock-based compensation	150,878	48,035
Stock issued for payment of services	668,415	82,500
Loss on exchange and change in fair value of derivatives, net	120,484	(73,571)
Cash provided by (used for):
Accounts receivable, net	(2,119)	(491,890)
Prepaid expenses and other current assets	109,998	(596,499)
Accounts payable	(28,615)	249,263
Accrued payroll	22,149	59,237
Unearned revenue	102,607	374,386
Deferred rent	(8,500)	(9,220)
Net cash used for operating activities	(2,485,430)	(3,163,169)

Cash flows from investing activities:
Purchase of equipment	(9,009)	(3,051)
Return of deposits	3,650	(12,698)
Net cash used for investing activities	(5,359)	(15,749)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	543,700	500,000
Proceeds from issuance of common and preferred stock and warrants, net	3,045,899	2,557,473
Proceeds from exercise of stock options	1,099	1,599
Payments on notes payable and capital leases	(21,174)	(268,156)
Net cash provided by financing activities	3,569,524	2,790,916

Net increase (decrease) in cash and cash equivalents	1,078,735	(388,002)
Cash and cash equivalents, beginning of year	225,277	1,503,105

Cash and cash equivalents, end of period	$1,304,012	$1,115,103

Supplemental cash flow information:
Cash paid during period for interest	$6,222	$18,866

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory notes	$27,776	$—
Value of common stock issued for deferred finance costs and future services	$64,619	$82,500
Fair value of warrants issued	$49,170	$1,084,970
Promissory note exchanged in financing arrangement	$—	$500,000
Acquisition of assets through capital lease	$—	$50,379

See accompanying notes to unaudited consolidated financial statements.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2012, the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the consolidated statement of stockholders' deficit for the nine months ended September 30, 2012 and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2012.

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Going Concern and Management’s Plans
The opinion of the Company's independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The Company has incurred significant losses from operations since inception and has an accumulated deficit of $21,838,933 as of September 30, 2012.  Net losses for the nine months ended September 30, 2012 and for the year ended December 31, 2011 were $3,708,149 and $3,978,592, respectively. The Company's ability to continue as a going concern is dependent upon raising capital from financing transactions. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Management is expecting to issue shares for a portion or all of the amount due on its notes payable (see Note 2) and is in discussions with several parties to establish a line of credit or other financing options in order to meet the needs of the Company's operations and future growth plans. Other financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility and sharp decline in the trading price of the Company's common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. Furthermore, if the Company issues additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's common stock.

There can be no assurance that the Company will be successful in any future financing or that the terms of any such financing transactions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to the Company's stockholders. The inability to obtain additional capital may restrict the Company's ability to grow and may reduce its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it may have to curtail its marketing and development plans and possibly cease operations.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has recorded a reserve for doubtful accounts of $10,000 as of September 30, 2012 and December 31, 2011. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At September 30, 2012, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 26% of total accounts receivable in aggregate. At December 31, 2011, the Company had two different customers which accounted for 32% of total accounts receivable in aggregate. The Company had no customers that accounted for more than 10% of its revenue during the three and nine months ended September 30, 2012. The Company had one customer that accounted for 14% of its revenue and no customers that accounted for more than 10% of revenue during the three and nine months ended September 30, 2011, respectively.

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

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser for the use of the Company's network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers ("Service Fee Revenue"). Service fees to advertisers include fees charged for management of advertising campaigns through the Company's platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in the Company's platforms, early cash out fees and inactivity fees for dormant accounts. Media Revenue is generated when the Company's publishers place targeted display advertising in blogs. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's websites and their request was completed and content listed, as applicable, by the Company's publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with the Company.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Service fees are recognized upon completion of the management of an advertiser's campaign or immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended September 30, 2012 and 2011 were approximately $60,000 and $147,000, respectively. Advertising expense charged to operations for the nine months ended September 30, 2012 and 2011 were approximately $391,000 and $367,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability and its compound embedded derivative as of September 30, 2012 (see Note 3).

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2007 Equity Incentive Plan and the May 2011 and August 2011 Plans (together the "2011 Equity Incentive Plans") (see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2007 and the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
2007 Equity Incentive Plan Assumptions	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expected term	n/a	n/a	n/a	5 years
Weighted average volatility	n/a	n/a	n/a	54.96%
Weighted average risk free interest rate	n/a	n/a	n/a	2.36%
Expected dividends	n/a	n/a	n/a	—

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plan Assumptions	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expected term	5 years	5 years	5 years	5 years
Weighted average volatility	54.46%	54.89%	54.90%	55.05%
Weighted average risk free interest rate	0.65%	1.64%	0.75%	1.84%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.    Current average expected forfeiture rates were 50.21% during the three and nine months ended September 30, 2012 and 2011.

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

NOTE 2.      NOTES PAYABLE

On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of its existing shareholders.  In connection with the note, the Company incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the note matures on February 2, 2013. The note may be prepaid by the Company at any time. The obligations under the note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of the Company's assets. The face value of the note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by the Company in a subsequent financing. The holders may convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of the Company's common stock on the trading day prior to the date that the note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. The Company is further subject to certain liquidated damages if it fails to timely effectuate a conversion under the terms of the note. Until such time that the note is no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any account receivable or declaring any dividend. The carrying value of this $550,000 note, inclusive of interest amortization as of September 30, 2012, was $527,183.

On May 4, 2012, the Company issued a 30-day promissory note to two of its existing shareholders in the principal amount of $75,000 incurring $6,000 in expenses for legal fees which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock as quoted on Bloomberg for the ten trading days prior to the conversion date. The note bears interest at a rate of 8% per annum with a default rate of 18% per annum. The note automatically will convert into shares of the Company's common stock if the Company completes a public offering of its securities for gross proceeds of not less than $10,000,000. The carrying value of this $75,000 note, inclusive of interest amortization as of September 30, 2012, was $69,381.

Proceeds from the note financings were allocated first to the embedded conversion option (see Note 3) that required bifurcation and recognition as a liability at fair value and then to the carrying value of the notes. The carrying value of the notes is subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method. During the three and nine months ended September 30, 2012, interest expense on the notes amounted to $24,138 and $52,840, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the three and nine months ended September 30, 2012, interest expense related to the amortization of finance costs amounted to $7,666 and $18,700, respectively.

NOTE 3.     DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company entered into financing transactions during 2011 and the nine months ended September 30, 2012 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in the Company's financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income in the period of change. Accordingly, all income and expense amounts discussed below are reflected in the Company's consolidated statements of operations in other income under loss on exchange and change in fair value of derivatives.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants and convertible promissory notes for the nine months ended September 30, 2012.

	Linked Common Shares to Derivative Warrants	Warrant Liability	Linked Common Shares to Promissory Notes	Compound Embedded Derivatives
Beginning balance, December 31, 2011	154,132	$752,486	—	$—
Issuance of promissory note with compound embedded derivative - February 3, 2012	—	—	23,416	12,151
Issuance of $75,000 promissory note with compound embedded derivative - June 6, 2012	—	—	26,042	15,625
Issuance of warrants to underwriters - September 11, 2012	110,000	49,170	—	—
Exchange of warrants for common stock	(135,782)	(19,823)	—	—
Change in fair value of derivatives	—	(738,628)	623,279	56,989
Ending balance, September 30, 2012	128,350	$43,205	672,737	$84,765

The Company calculated the fair value of its warrant liability and compound embedded derivatives using the valuation methods and inputs described below.

Derivative Warrants
On September 11, 2012, the Company closed on a public offering of 2,200,000 shares of its common stock at an offering price of $1.00 per share and issued warrants to the underwriter to purchase 110,000 shares of common stock, which had a fair value of $49,170 (see Note 4). The Company determined that these warrants required classification as a liability and recorded this value on the balance sheet as a Warrant Liability.

In applying current accounting standards to the 153,882 warrant shares issued in the May 2011 Offering, the110,000 warrant shares issued in the September 2012 public offering (see Note 4) and the 250 warrant shares issued in July 2011 during a customer list acquisition, the Company determined that the warrants require classification as a liability due to certain registration rights and listing requirements in the agreement.

The Company recorded income resulting from the change in the fair value of the warrants during the three and nine months ended September 30, 2012 in the amount of $10,903 and $738,628, respectively. The Company recorded income resulting from the change in the fair value of the warrants during the three and nine months ended September 30, 2011 in the amount of $43,780 and $73,571, respectively.

From May through August 2012, pursuant to separate private transactions with twenty five warrant holders, the Company redeemed warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemptions were treated as an exchange wherein the fair value of the newly issued common stock was recorded and the difference between that and the carrying value of the warrants received in the exchange is recorded in the Company's consolidated statements of operations in other income under loss on exchange and change in fair value of derivatives. As a result of the exchange, the Company recognized a loss on the exchange of these warrants in the amount of $37,610 and $802,123 during the three and nine months ended September 30, 2012, respectively.

The derivative warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique on September 30, 2012 and 2011 are as follows:

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Binomial Assumptions	September 30, 2012	September 30, 2011
Fair market value of asset (1)	$0.88	$13.20
Exercise price	$20.00	$20.00
Term (2)	3.6 years	4.6--4.9 Years
Implied expected life (3)	3.6 years	4.5--4.8 Years
Volatility range of inputs (4)	49.6%--70.5%	62.2%--93.6%
Equivalent volatility (3)	58.30%	75.2%
Risk-free interest rate range of inputs (5)	0.10%--0.31%	0.02%--0.96%
Equivalent risk-free interest rate (3)	0.19%	0.28%--0.33%
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

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 and its $75,000 convertible promissory note as modified on June 6, 2012 (see Note 2) required bifurcation and liability classification as derivative financial instruments as they were not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. The Company recorded income (expense) resulting from the change in the fair value of the compound embedded derivative during the three and nine months ended September 30, 2012 in the amount of $39,257 and $(56,989), respectively.

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

The following table shows the summary calculations arriving at the compound embedded derivative values as of February 3, 2012 , June 6, 2012 and September 30, 2012. See the assumption details for the composition of these calculations.

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Compound Embedded Derivative	February 3, 2012	June 6, 2012	September 30, 2012
Notional amount	$505,785	$75,000	$532,808
Conversion price	21.60	2.88	0.79
Linked common shares (1)	23,416	26,042	672,737
MCS value per linked common share (2)	0.52	0.60	0.13
Total	$12,151	$15,625	$84,765

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

Significant inputs into the Monte Carlo Simulation used to calculate the compound embedded derivative values as of February 3, 2012, June 6, 2012 and September 30, 2012 are as follows:

	Inception Date	Inception Date
Monte Carlo Assumptions	February 3, 2012	June 6, 2012	September 30, 2012
Fair market value of asset (1)	$12.50	$3.20	$0.88
Conversion price	$21.60	$2.88	$0.79
Term (2)	.5 - 1 year	0.60 years	0.34 years
Implied expected life (3)	0.74 years	0.58 years	0.34 years
Volatility range of inputs (4)	44.23%--70.30%	53.54%--68.00%	39.91%--49.84%
Equivalent volatility (3)	55.9%	59.2%	45.4%
Risk adjusted interest rate range of inputs (5)	10.00%--30.95%	7.62%--12.33%	8.18%--10.00%
Equivalent risk-adjusted interest rate (3)	16.43%	9.33%	9.19%
Credit risk-adjusted interest rate (6)	12.71%	15.74%	14.90%

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

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

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

In May and June 2012, in accordance with the terms of the May 2011 Offering financing documents, investors converted 225 shares of the Series A preferred stock into 170,455 shares of common stock. As of September 30, 2012, only 5 shares of the Series A preferred stock remained outstanding.

From May through August 2012, pursuant to separate private transactions with twenty five warrant holders, the Company redeemed warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares without the Company receiving any further cash consideration. These transactions were effected in order to reduce the substantial overhang represented by the warrants issued in the May 2011 reverse merger and private placement. As a result of the exchange, the Company recognized a loss on the exchange of these warrants in the amount of $37,610 and $802,123 during the three and nine months ended September 30, 2012 (see Note 3).

On May 8 and 15, 2012, the Company sold a total of 274,224 shares of its common stock at a purchase price of $5.00 per share, receiving gross proceeds of $1,371,120, in a private placement to accredited investors, pursuant to the terms of a Common Stock Purchase Agreement. The Company incurred expenses of $149,262 in regards to the private placement and thus received $1,221,858 in net proceeds. Pursuant to the terms of a Registration Rights Agreement, the Company timely filed a registration statement with the SEC for purposes of registering the resale of the shares of common stock sold in the private placement on June 6, 2012. This registration statement was declared effective by the SEC on September 5, 2012.

On August 1, 2012, Edward H. (Ted) Murphy, the Company's President and Chief Executive Officer, purchased 8,000 shares of the Company's common stock directly from the Company in a private transaction approved by disinterested members of the Company's board of directors. Mr. Murphy paid a total purchase price of $19,200 or $2.40 per common share, the market price on August 1, 2012.

On August 6, 2012, Ryan S. Schram, the Company's Chief Operating Officer, purchased 8,000 shares of the Company's common stock directly from the Company in a private transaction approved by the Company's board of directors. Mr. Schram paid a total purchase price of $19,200 or $2.40 per common share, the market price on August 6, 2012.

On August 6, 2012, Brian W. Brady, a private investor who became a director of the Company on August 7, 2012, made a private investment of $100,000 for the purchase of 41,667 shares of the Company's common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if the Company's future public offering as discussed below was priced and sold below $2.40 per share within 120 days following the closing of his investment, the Company would issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $0.50 per share. Mr. Brady also received 35,000 shares of the Company's restricted common stock and received a $10,000 cash finance fee upon the

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

closing of the public offering. On September 11, 2012, the Company issued an additional 69,445 shares of common stock to Mr. Brady, so that he received a total of 111,112 shares at an effective price of $0.90 per share.

On September 11, 2012, the Company closed on a public offering of 2,200,000 shares of its common stock at an offering price of $1.00 per share, receiving gross proceeds of $2,200,000. In connection with the September 2012 offering, the Company incurred expenses of $504,359 for underwriter fees, legal and other expenses. Accordingly, net cash proceeds from the September 2012 offering amounted to $1,695,641. Additionally, the Company issued warrants to the underwriter to purchase 110,000 shares of common stock, which had a fair value of $49,170 that was recorded as an additional cost of the offering. The warrants are fully exercisable after August 23, 2013 at an exercise price of $1.25 per share and expire on August 23, 2017.

Stock Options
In February 2007, the board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed the Company to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with a share exchange on May 12, 2011, all of the outstanding stock options to purchase 3,712,365 shares of Series A common stock under the 2007 Plan were canceled, effectively terminating the 2007 Plan. The Company simultaneously issued new stock options for 92,823 shares of common stock to the same employees under a new 2011 Equity Incentive Plan of IZEA, Inc. adopted on May 12, 2011 (the “May 2011 Plan”). The cancellation and replacement of the stock options under the 2007 Plan were accounted for as a modification of the terms of the canceled awards. There was a minimal incremental difference required to be recorded on 2,743 shares where the fair value of the replacement options exceeded the fair value of the canceled options at the date of cancellation and replacement. On May 25, 2012, upon consent from holders of a majority of the Company's outstanding voting capital stock, the Company increased the number of common shares available for issuance under the May 2011 Plan from 177,500 to 613,715 shares. As of September 30, 2012, 355,994 option shares have been granted and are outstanding and 1,230 have been exercised, leaving an aggregate of 256,491 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of September 30, 2012, 37,500 option shares have been granted and are outstanding, leaving 75,000 shares of common stock available for for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, the board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the board of directors at the time of grant, the right to purchase shares covered by any options under the May and August 2011 Plans shall vest over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following 3 years. The term of the options is up to 10 years.

A summary of option activity under the May and August 2011 Plans for the year ended December 31, 2011 and the nine months ended September 30, 2012 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	—	$—
Granted	119,707	17.09
Exercised	(683)	2.00
Forfeited	(4,579)	6.18
Outstanding at December 31, 2011	114,445	$17.61	4.4
Granted	377,043	5.76
Exercised	(551)	2.00
Forfeited	(97,443)	19.02
Outstanding at September 30, 2012	393,494	$5.93	4.6

Exercisable at September 30, 2012	76,891	$5.93	4.5

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

During the three and nine months ended September 30, 2011, options were exercised into 598 shares of the Company's common stock for cash proceeds of $1,599. The intrinsic value of these options was $6,688. During the nine months ended September 30, 2012, options were exercised into 551 shares of the Company's common stock for cash proceeds of $1,099. The intrinsic value of these options was $5,769. There is no aggregate intrinsic value on the exercisable, outstanding options as of September 30, 2012 since the weighted average exercise price exceeded the fair value on such date. In March 2012, the Company modified one employee option agreement whereby it accelerated the vesting on all the remaining 2,329 unvested shares to current day and it extended the exercise period post termination from 90 days to 180 days. The modification resulted in an incremental difference of $11,744 that was recorded and included in stock-based compensation expense during the nine months ended September 30, 2012.

The following table contains summarized information related to nonvested stock options during the year ended December 31, 2011 and the nine months ended September 30, 2012 under the May and August 2011 Plans:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2010	—	$—
Granted	119,707	2.13
Vested	(57,969)	1.52
Forfeited	(4,222)	2.27
Nonvested at December 31, 2011	57,516	$2.73	2.5
Granted	377,043	2.18
Vested	(76,970)	2.26
Forfeited	(40,986)	2.81
Nonvested at September 30, 2012	316,603	$2.18	3.2

Total stock-based compensation expense recognized on awards outstanding during the three and nine months ended September 30, 2012 was $31,894 and $150,878, respectively. Total stock-based compensation expense recognized on awards outstanding during the three and nine months ended September 30, 2011 was $32,035 and $48,035, respectively. Future compensation related to nonvested awards expected to vest of $312,127 is estimated to be recognized over the remaining individual vesting periods of up to 5 years.

Restricted Stock Issued for Services
In May 2012 and July 2012, the Company entered into seven agreements for celebrity endorsements of the Company's products and services whereby the Company paid cash of $100,000 and issued a total of 135,521 shares of restricted common stock. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months during the term of the agreements.

On June 12, 2012, the Company issued 1,200 shares of restricted common stock to its investors' counsel in order to pay for legal services totaling $6,000 related to the issuance of the $75,000 convertible promissory note.

On July 2, 2012, the Company issued 71,221 shares of restricted common stock to its former legal counsel in order to pay for general legal services totaling $356,103.

In August and September 2012, the Company issued 35,000 and 69,445 shares of restricted common stock as a result of a stock subscription agreement with its director, Brian Brady, as detailed above.

The following tables contain summarized information about nonvested restricted stock outstanding at September 30, 2012:

IZEA, Inc.
Notes to Unaudited Consolidated Financial Statements

Restricted Stock	Common Shares
Nonvested at December 31, 2011	—
Granted	312,387
Vested	(238,956)
Forfeited	—
Nonvested at September 30, 2012	73,431

Stock-based compensation expense recognized for restricted awards issued for services during the three months ended September 30, 2012 was $436,942 of which $80,839 is included in sales and marketing expense and $356,103 is included in general and administrative expense on the consolidated statements of operations. Total stock-based compensation expense recognized for restricted awards issued for services during the nine months ended September 30, 2012 was $668,415 of which $306,312 is included in sales and marketing expense, $356,103 is included in general and administrative expense and $6,000 is included in interest expense on the consolidated statements of operations. Future compensation related to nonvested restricted awards expected to vest and amortization of deferred finance costs of $64,619 is estimated to be recognized over the remaining individual vesting periods of up to nine months.

NOTE 5.    LOSS PER COMMON SHARE

Net losses were reported during the three and nine months ended September 30, 2012 and 2011.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	393,494	115,467	393,494	115,467
Warrants	128,434	154,216	128,434	154,216
Potential conversion of Series A convertible preferred stock	3,788	174,243	3,788	174,243
Potential conversion of promissory note payable	789,142	—	789,142	—
Total excluded shares	1,314,858	443,926	1,314,858	443,926

NOTE 6.  SUBSEQUENT EVENTS

No material events have occurred since September 30, 2012 that require recognition or disclosure in the financial statements, except as follows:

On October 25, November 2, and November 12, 2012, the noteholders on the Company's $550,000 senior secured promissory note (see Note 2), converted $80,000, $182,700 and $40,000 of note value into 293,363, 580,000 and 123,457 shares of common stock at a conversion rate of $.2727, $.315 and $.324 per share, respectively. The remaining balance on this note as of November 12, 2012 is $247,300.

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

Company Overview

We are a leading company in the growing social media sponsorship (SMS) segment of social media, where a company compensates a social media publisher to share sponsored content within their social network.  We accomplish this by operating multiple marketplaces that include our premier platforms SocialSpark, SponsoredTweets, Staree and WeReward, as well as our legacy platforms PayPerPost and InPostLinks. Our advertisers include a wide range of small and large businesses, including Fortune 500 companies, as well as advertising agencies. We generate our primary revenue through the sale of SMS to our advertisers.  We fulfill the SMS through our marketplace platforms by connecting our social media publishers such as bloggers, tweeters and mobile application users with our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.

Results of Operations for the Three Months Ended September 30, 2012 Compared to September 30, 2011

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$1,058,836	$1,052,675	$6,161	0.6%
Cost of sales	434,019	483,729	(49,710)	(10.3)%
Gross profit	624,817	568,946	55,871	9.8%
Operating expenses:
General and administrative	1,335,858	1,921,719	(585,861)	(30.5)%
Sales and marketing	219,584	277,469	(57,885)	(20.9)%
Total operating expenses	1,555,442	2,199,188	(643,746)	(29.3)%
Loss from operations	(930,625)	(1,630,242)	699,617	42.9%
Other income (expense):
Interest expense	(33,495)	(4,939)	(28,556)	578.2%
Loss on exchange and change in fair value of derivatives, net	12,550	43,780	(31,230)	(71.3)%
Other income (expense), net	—	27	(27)	(100.0)%
Total other income (expense)	(20,945)	38,868	(59,813)	153.9%
Net loss	$(951,570)	$(1,591,374)	$639,804	40.2%

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

Revenues for the three months ended September 30, 2012 increased by $6,161, or 0.6%, compared to the same period in 2011. The increase was attributable to an increase of $49,000 in our Sponsored Revenue and $80,000 in our new revenue stream, Media Revenue, offset by a $123,000 decrease in our Service Fee Revenue. In the three months ended September 30, 2012, Sponsored Revenue was 88%, Media Revenue was 7% and Service Fee Revenue was 5% of total revenue compared to Sponsored Revenue of 84% and Service Fee Revenue of 16% in the three months ended September 30, 2011. Sponsored Revenue increased due to the management of several large accounts in the three months ended September 30, 2012. The increase in Media Revenue was due to the implementation of IZEAMedia, our display advertising solution, for our platforms.  IZEAMedia is a new feature that allows our publishers to place targeted display advertising in three of our platforms, SocialSpark, PayPerPost and Staree, for which we share revenue with the publisher. Service fees declined during the period because a majority of the fees were initially assessed to our customers in the second and third quarters of 2011 when new service fee policies were implemented.

While we expect that revenue from our legacy platforms, PayPerPost and InPostLinks, will continue to decline in amount and as a percentage of our total revenue, we expect to increase our total revenue by over 15% in 2012 by increasing average revenue per customer, adding features to our existing platforms and introducing new platforms to take advantage of social media activities. We believe that locating outside sales executives in close proximity to our customers will help drive a closer relationship with our customers resulting in increased repeat spending and an increase in average revenue per customer. We continuously review our existing platforms and our industry in order to add new features and additional revenue streams. Two current examples are the new revenue stream from IZEAMedia and the introduction of our new platform, www.staree.com. Our Staree platform allows us to further our efforts in social media sponsorships with a site that allows the sharing of sponsored photos and videos.

Cost of Sales and Gross Profit

Our cost of sales comprise primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click, purchase or action.

Cost of sales for the three months ended September 30, 2012 decreased by $(49,710), or (10.3)%, compared to the same period in 2011.   Cost of sales decreased as a direct result of increased campaign management fees that require less direct publisher costs to generate such revenue. Publisher costs typically range from 50% to 80% of the advertising campaign depending on the type of publisher used in the campaign. Celebrity publishers typically used in our SponsoredTweets marketplace cost more than our average publisher cost of 50% in other marketplaces.

Gross profit for the three months ended September 30, 2012 increased by $55,871, or 9.8%, compared to the same period in 2011.  Our gross margin improved by five percentage points to 59% for the three months ended September 30, 2012 as compared to 54% for the same period in 2011. The gross margin increase was primarily attributable to campaign management fee received from advertisers.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended September 30, 2012 decreased by $(643,746), or (29.3)%, compared to the same period in 2011. The decrease was primarily attributable to the non-recurrence of a large investor relations campaign that was initiated in the second half of 2011 after our reverse merger.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the three months ended September 30, 2012 decreased by $(585,861) or (30.5)%, compared to the same period in 2011. The decrease was primarily attributable to a $672,000 decrease in investor relations fees offset by increased personnel costs due to salary increases.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2012 decreased by $(57,885) or (20.9)%, compared to the same period in 2011.   The decrease was primarily attributable to a decrease in public relations expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense during the three months ended September 30, 2012 increased by $28,556 compared to the same period in 2011 primarily due to the issuance of a senior secured promissory note in the principal amount of $550,000 in February 2012 and a $75,000 promissory note in May 2012. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method.

We entered into financing transactions during 2012 and 2011 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income resulting from the change in the fair value of certain warrants during the three months ended September 30, 2012 and 2011 in the amount of $10,903 and $43,780, respectively. We recognized a $37,610 loss on exchange when we redeemed certain warrants to purchase an aggregate of 12,730 shares of common stock for the same number of shares without the Company receiving any further cash consideration during the three months ended September 30, 2012. Additionally, we recorded $39,257 in income resulting from the change in the fair value of our compound embedded derivatives in our promissory notes during the three months ended September 30, 2012. The net effect of these changes in fair values resulted in a total income of

$12,550 and $43,780 during the three months ended September 30, 2012 and 2011, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the three months ended September 30, 2012 was $951,570 which decreased from the net loss of $1,591,374 for the same period in 2011.  The decrease in the net loss is primarily attributable to the decrease in investor relations fees as discussed above under Operating Expenses.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to September 30, 2011

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$3,908,221	$2,821,354	$1,086,867	38.5%
Cost of sales	1,593,790	1,306,463	287,327	22.0%
Gross profit	2,314,431	1,514,891	799,540	52.8%
Operating expenses:
General and administrative	4,807,610	3,818,250	989,360	25.9%
Sales and marketing	1,017,179	588,903	428,276	72.7%
Total operating expenses	5,824,789	4,407,153	1,417,636	32.2%
Loss from operations	(3,510,358)	(2,892,262)	(618,096)	(21.4)%
Other income (expense):
Interest expense	(77,762)	(19,971)	(57,791)	289.4%
Loss on exchange and change in fair value of derivatives, net	(120,484)	73,571	(194,055)	(263.8)%
Other income (expense), net	455	65	390	600.0%
Total other income (expense)	(197,791)	53,665	(251,456)	468.6%
Net loss	$(3,708,149)	$(2,838,597)	$(869,552)	(30.6)%

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

Revenues for the nine months ended September 30, 2012 increased by $1,086,867, or 38.5%, compared to the same period in 2011. The increase was attributable to a $1,060,000 increase in our Sponsored Revenue, a $212,000 increase from our new revenue stream, Media Revenue, offset by a $185,000 decrease in Service Fee Revenue. In the nine months ended September 30, 2012, Sponsored Revenue was 86%, Media Revenue was 5% and Service Fee Revenue was 9% of total revenue compared to Sponsored Revenue of 81% and Service Fee Revenue of 19% in the nine months ended September 30, 2011. The increase in Sponsored Revenue was primarily attributable to increased sales growth in our premier social media platforms, Social Spark and SponsoredTweets. This growth was brought about by a focus on localized client development through the increase in number of our executive sales team in Orlando, New York City, Chicago, Seattle and Dallas. This resulted in an increase in the number of customers starting campaigns and an increase in the average revenue per customer. The increase in Media Revenue was due to the implementation of IZEAMedia, our display advertising solution, for our platforms.  IZEAMedia is a new feature that allows our publishers to place targeted display advertising in three of our platforms, SocialSpark, PayPerPost and Staree, for which we share revenue with the publisher. Service fees declined during the period because a majority of the fees were initially assessed to our customers in the second and third quarters of 2011 when new service fee policies were implemented.

While we expect that revenue from our legacy platforms, PayPerPost and InPostLinks, will continue to decline in amount and as a percentage of our total revenue, we expect to increase our total revenue by over 15% in 2012 by increasing average revenue per customer, adding features to our existing platforms and introducing new platforms to take advantage of social media activities. We believe that locating outside sales executives in close proximity to our customers will help drive a closer relationship with our customers resulting in increased repeat spending and an increase in average revenue per customer. We continuously review our existing platforms and our industry in order to add new features and additional revenue streams. Two current examples are the new revenue stream from IZEAMedia and the introduction of our new platform, www.staree.com. Our Staree platform allows us to further our efforts in social media sponsorships with a site that allows the sharing of sponsored photos and videos.

Cost of Sales and Gross Profit

Our cost of sales comprise primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click, purchase or action.

Cost of sales for the nine months ended September 30, 2012 increased by $287,327, or 22.0%, compared to the same period in 2011.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and the direct publisher costs to generate such revenue. Publisher costs typically range from 50% to 80% of the advertising campaign depending on the type of publisher used in the campaign. Celebrity publishers typically used in our SponsoredTweets marketplace cost more than our average publisher cost of 50% in other marketplaces.

Gross profit for the nine months ended September 30, 2012 increased by $799,540, or 52.8%, compared to the same period in 2011.  However, our gross margin improved by five percentage points from 54% for the nine months ended September 30, 2011 to 59% for the same period in 2012. The gross margin increase was primarily attributable to campaign management fee received from advertisers that require less direct publisher costs to generate such revenue.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the nine months ended September 30, 2012 increased by $1,417,636, or 32.2%, compared to the same period in 2011. The increase was primarily attributable to increased payroll expenses, professional fees, costs of being a public company and increases in sales and marketing expenses, primarily promotional marketing expenses, offset by a decrease in investor relations fees.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the nine months ended September 30, 2012 increased by $989,360 or 25.9%, compared to the same period in 2011. The increase was primarily attributable to a $55,000 increase in rent expense with the addition of three new office space locations in mid-2011, a $779,000 increase in payroll, personnel and related benefit expenses due to salary increases and additional employees, a $111,000 increase in travel related to additional personnel in multiple locations, a $437,000 increase in professional fees and reporting costs as a result of being a public company, an increase in stock-based compensation of $103,000 and a $33,000 increase in amortization and depreciation expenses from higher acquisition costs and new equipment purchases, primarily offset by a decrease of $555,000 in costs for investor relations due to the non-recurrence of a large investor relations campaign that was initiated in the second half of 2011 after our reverse merger.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the nine months ended September 30, 2012 increased by $428,276 or 72.7%, compared to the same period in 2011.   The increase was primarily attributable to the promotional expenses to launch our new products and services, Staree in particular. During May and July 2012, we entered into seven agreements to issue a total of 135,521 shares of restricted common stock for celebrity endorsements of our products and services (primarily to related to the launch of our new Staree platform). In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months. In addition to the shares, we paid cash payments of $100,000. We recorded a total of $306,312 in marketing expense for the value of the restricted awards vested and the cash payments earned during the nine months ended September 30, 2012. Future compensation related to nonvested restricted awards expected to vest and unearned cash compensation of $64,619 is estimated to be recognized over the remaining individual contract terms of up to nine months.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense during the nine months ended September 30, 2012 increased by $57,791 compared to the same period in 2011 primarily due to the issuance of a senior secured promissory note in the principal amount of $550,000 in February 2012 and a $75,000 promissory note in May 2012. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method.

We entered into financing transactions during the nine months ended September 30, 2012 and 2011 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income resulting from the change in the fair value of certain warrants during the nine months ended September 30, 2012 and 2011 in the amount of $738,628 and $73,571, respectively. We recognized a $802,123 loss on exchange when we redeemed certain warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares without the Company receiving any further cash consideration during the nine months ended September 30, 2012. Additionally, we recorded $56,989 in expense resulting from the change in the fair value of our compound embedded derivatives in our promissory notes during the nine months ended September 30, 2012. The net effect of these changes in fair values and loss on exchange of warrants resulted in a total expense of $120,484 and income of $73,571 during the nine months ended September 30, 2012 and 2011, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the three months ended September 30, 2012 was $3,708,149 which increased from the net loss of $2,838,597 for the same period in 2011.  As discussed above, although gross profit increased over the prior year due to increased revenue, these improvements were exceeded by the large increase in operating expenses attributable to increased headcount, professional fees, public company and other sales and marketing expenses.

Liquidity and Capital Resources

Our cash position was $1,304,012 as of September 30, 2012 as compared to $225,277 as of December 31, 2011, an increase of $1,078,735 as a result of recent financing transactions.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $3,708,149 and $3,978,592 for the nine months ended September 30, 2012 and for the year ended December 31, 2011, respectively, and had an accumulated deficit of $21,838,933 as of September 30, 2012.   The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash used for operating activities was $2,485,430 during the nine months ended September 30, 2012 and was primarily a result of our net loss during the period of $3,708,149.  Cash provided by financing activities was $3,569,524 during the nine months ended September 30, 2012 and was primarily a result of net proceeds of $543,700 received from the issuance of a promissory notes and $3,045,899 received from the sale of our common stock as further discussed below. Financing activities were reduced by principal payments of $21,174 on our capital leases.

To date, we have financed our operations through internally generated revenue from operations, the sale of our equity and the issuance of notes and loans from shareholders.

On February 3, 2012, we issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of our existing shareholders.  In connection with the note, we incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the note matures on February 2, 2013. The note may be prepaid by us at any time. The obligations under the note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of our assets and assets of our subsidiary. The face value of the note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by us in a subsequent financing. The holders may convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of our common stock on the trading day prior to the date that the note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. We are further subject to certain liquidated damages if we fail to timely effectuate a conversion under the terms of the note. Until such time that the note is no longer outstanding, without the consent of the holders, we are prohibited from incurring certain debt, selling any account receivable or declaring any dividend. On October 25, November 2 and November 12, 2012, the noteholders converted $80,000, $182,700 and $40,000 of note value into 293,363, 580,000 and 123,457 shares of common stock at a conversion rate of $0.2727, $0.315 and $0.324 per share, respectively. The remaining balance on this note as of November 12, 2012 is $247,300.

During the nine months ended September 30, 2012, we issued 551 shares of common stock upon receipt of cash proceeds of $1,099 for the exercise of stock options at an average exercise price of $2.00 per share.

On May 8 and 15, 2012, we sold a total of 274,224 shares of our common stock at a purchase price of $5.00 per share, receiving gross proceeds of $1,371,120, in a private placement to accredited investors, pursuant to the terms of a Common Stock Purchase Agreement. We incurred expenses of $149,262 in regards to the private placement and thus received $1,221,858 in net proceeds. Pursuant to the terms of a Registration Rights Agreement, we timely filed a registration statement with the SEC for purposes of registering the resale of the shares of common stock sold in the private placement on June 6, 2012. This registration statement was declared effective by the SEC on September 5, 2012.

In May and June 2012, in accordance with the terms of the May 2011 Offering financing documents, investors converted 225 shares of the Series A convertible preferred stock into 170,455 shares of common stock. As of September 30, 2012, only 5 shares of the Series A convertible preferred stock remained outstanding.

From May through August 2012, pursuant to separate private transactions with twenty five warrant holders, we redeemed warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares without the Company receiving any further cash consideration. These transactions were effected in order to reduce the substantial overhang represented by the warrants issued in the May 2011 reverse merger and private placement.

In May 2012 and July 2012, we entered into seven agreements for celebrity endorsements of our products and services whereby we paid cash of $100,000 and issued a total of 135,521 shares of restricted common stock. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months during the term of the agreements.

On May 4, 2012, we issued a 30-day promissory note to two of our existing shareholders in the principal amount of $75,000 incurring $6,000 in expenses for legal fees which resulted in net proceeds of $69,000.

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

On August 6, 2012, Ryan S. Schram, our Chief Operating Officer, purchased 8,000 shares of our common stock directly from us in a private transaction approved by our board of directors. Mr. Schram paid a total purchase price of $19,200 or $2.40 per common share, the market price on August 6, 2012.

On August 6, 2012, Brian W. Brady, a private investor who became a director of our company on August 7, 2012, made a private investment of $100,000 for the purchase of 41,667 shares of our common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if the our public offering was priced and sold below $2.40 per share within 120 days following the closing of his investment, we would issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $0.50 per share. Mr. Brady also received 35,000 shares of our restricted common stock and received a $10,000 cash finance fee upon the closing the public offering. On September 11, 2012, we issued an additional 69,445 shares of common stock to Mr. Brady, so that he received a total of 111,112 shares at an effective price of $0.90 per share

On September 11, 2012, we closed on a public offering of 2,200,000 shares of our common stock at an offering price of $1.00 per share, receiving gross proceeds of $2,200,000. In connection with the September 2012 offering, we incurred expenses of $504,359 for underwriter fees, legal and other expenses. Accordingly, net cash proceeds from the September 2012 offering amounted to $1,695,641. Additionally, we issued warrants to the underwriter to purchase 110,000 shares of common stock, which had a fair value of $49,170. The warrants are fully exercisable after August 23, 2013 at an exercise price of $1.25 per share and expire on August 23, 2017.

We used the proceeds from the above stock issuances for general working capital purposes. We anticipate that we will be issuing shares for a portion or all of the amount due on our notes payable within the next three months and we are in discussions with several parties to establish a line of credit or other financing options in order to meet the needs of our operations and future growth plans. Other financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. However, the volatility and sharp decline in the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. Furthermore, if we issue additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

There can be no assurance that we will be successful in any future financing or that the terms of any such financing transactions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease operations.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve for doubtful accounts of $10,000 at September 30, 2012 and December 31, 2011. We believe that this estimate is reasonable, but there can be no assurance that our estimate will not change as a result of a change in economic conditions or business conditions within our industry, our individual customers or our Company. Any adjustments to this account are reflected in the statements of operations as a general and administrative expense.

We derive our revenue from three sources: revenue from an advertiser for the use of the our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers ("Service Fee Revenue"). Service fees to advertisers include fees charged for management of advertising campaigns through our platforms and inactivity fees for dormant accounts. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash out fees and inactivity fees for dormant accounts. Media Revenue is generated when our publishers place targeted display advertising in blogs. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on our websites and their request was completed and content listed, as applicable, by our publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with us.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Service fees are recognized upon completion of the management of an advertiser's campaign or immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) our price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, establish the pricing and determine the service specifications.
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

The following table shows the number of options granted under our May and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2011 and 2012 through September 30, 2012:

2011 Equity Incentive Plan Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
June 30, 2011	101,078	$13.20	5 years	55.08%	1.88%	$1.70
September 30, 2011	18,325	$24.36	5 years	54.89%	1.64%	$4.48
December 31, 2011	304	$47.64	5 years	54.95%	1.05%	$2.21
March 31, 2012	2,751	$12.50	5 years	54.85%	0.82%	$3.36
June 30, 2012	347,667	$5.18	5 years	54.93%	0.76%	$2.26
September 30, 2012	26,625	$2.20	5 years	54.46%	0.65%	$1.03

There were 393,494 options outstanding as of September 30, 2012 with a weighted average exercise price of $5.93 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of September 30, 2012 since the weighted average exercise price exceeded the market price of $0.88 of our common stock on such date.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  Based on the results of that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against our Company in the U.S. District Court for the Eastern District of Texas accusing our Company of infringing a patent related to peer-to-peer advertising between mobile communication devices seeking unspecified damages. At this stage, we do not have an estimate of the likelihood or the amount of any potential exposure to it. We believe that there is no merit to this suit, and intend to vigorously defend ourselves.

We are currently not aware of any other legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

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

Risks Related to our Business

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability or obtain the financing necessary for future growth.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $3,708,149 and $3,978,592 for the nine months ended September 30, 2012 and for the year ended December 31, 2011, respectively, and had an accumulated deficit of $21,838,933 as of September 30, 2012. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, issuing additional shares of our common stock in order to repay our current notes payable, increasing revenue and keeping operating expenses at less than 50% of our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility and sharp decline in the trading price of our common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities.

There can be no assurance that we will be successful in any future financing or that the terms of any such financing transactions will not result in the issuance, or potential issuance, of a significant amount of equity securities that will cause substantial dilution to our stockholders. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease operations.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of September 30, 2012, our total stockholders' deficit was $855,898 and we had a working capital deficit of $1,015,943. Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm included in their report for the year ended December 31, 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are not able to raise sufficient capital to generate positive cash flows that will sustain us for more than one year, our independent registered public accounting firm may be required to continue to include this explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their future reports. Such language in our independent registered public accounting firm's report could make it more difficult to obtain future financing.

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

On October 25, November 2 and November 12, 2012, the noteholders on the $550,000 note converted $80,000, $182,700 and $40,000 of note value into 293,363, 580,000 and 123,457 shares of common stock at a conversion rate of $0.2727, $0.315 and $0.324 per share, respectively. The remaining balance on this note as of November 12, 2012 is $247,300.

The notes have a conversion price based upon the future trading price of our common stock without any “floor” conversion price, which makes the ultimate maximum number of shares to be issued upon conversion indeterminable at this time. The conversion of the note will result in a significant increase in the number of our outstanding shares and substantially dilute the ownership interests of existing stockholders. We have 5,114,280 shares of common stock outstanding as of November 12, 2012. A conversion of our $75,000 promissory note would result in the issuance of 231,481 shares of common stock and a conversion of the remaining $247,300 senior secured promissory note would result in an additional issuance of 763,272 shares of common stock. These share amounts were estimated using a conversion price of $0.324 per share (90% of the closing price of $0.36 on November 12, 2012), but the conversion price could be lower resulting in even higher share amounts.

Exercise of stock options, warrants and other convertible securities will dilute your percentage of ownership and could cause our stock price to fall.

As of November 12, 2012, we have outstanding stock options and warrants to purchase 521,928 shares of common stock, preferred stock convertible into 3,788 shares of common stock and convertible promissory notes with remaining principal amounts totaling $322,300 convertible into 994,753 shares of common stock (assuming a conversion price of $0.324 per share, as noted above) that could result in our issuing a significant number of additional shares of common stock. Additionally, we have available shares to issue stock options to purchase up to 256,491 shares of common stock under our May 2011 Equity Incentive Plan and up to 50,000 shares of common stock under our August 2011 Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From May through August 2012, pursuant to separate private transactions with twenty five warrant holders, we redeemed warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares without the Company receiving any further cash consideration. These transactions were effected in order to reduce the substantial overhang represented by the warrants issued in the May 2011 reverse merger and private placement.

On August 1, 2012, Edward H. (Ted) Murphy, our President and Chief Executive Officer, purchased 8,000 shares of our common stock directly from us in a private transaction approved by disinterested members of our board of directors. Mr. Murphy paid a total purchase price of $19,200 or $2.40 per common share, the market price on August 1, 2012.

On August 6, 2012, Ryan S. Schram, our Chief Operating Officer, purchased 8,000 shares of our common stock directly from us in a private transaction approved by our board of directors. Mr. Schram paid a total purchase price of $19,200 or $2.40 per common share.

On August 6, 2012, Brian W. Brady, a private investor who became a director of our company on August 7, 2012, made a private investment of $100,000 for the purchase of 41,667 shares of our common stock at $2.40 per share. In accordance with the terms of a stock subscription agreement, in August and September 2012, we issued an additional 35,000 and 69,445 shares of restricted common stock to Mr. Brady.

We used the proceeds from the above stock issuances for general working capital purposes. Each of these issuances were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933.

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
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the six months ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Deficit, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

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

IZEA, Inc. a Nevada corporation

November 14, 2012	By:	/s/ Edward Murphy
Edward Murphy President and Chief Executive Officer (Principal Executive Officer)

November 14, 2012	By:	/s/ Donna Mackenzie
Donna Mackenzie Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)