Form 10-K
period 2012-12-31
IZEA, Inc.
filed 2013-03-29
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Legion Place, Suite 1600 Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒   No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $3,454,166 based on the closing bid price of such common equity of $3.20 per share on that date. All executive officers and directors of the registrant and all 10% or greater shareholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 22, 2013, there were 7,145,526 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Annual Report on Form 10-K for the period ended December 31, 2012

PART I

ITEM 1 - BUSINESS
Overview

IZEA, Inc. (the “Registrant”), through its wholly owned subsidiary, IZEA Innovations, Inc. (“IZEA” and, together with the Registrant, “we”, “our”, “us” or the “Company”) is a leading company in the growing social media sponsorship (SMS) segment of social media, operating multiple marketplaces that include our premier platforms SocialSpark and SponsoredTweets, as well as our legacy platforms PayPerPost and InPostLinks. In the last year, we launched a new SMS platform called Staree and a display advertising network to use within our platforms called IZEAMedia. The practice of SMS is when a company compensates a social media publisher to share sponsored content within their social network. Our premier platforms are the focus of our current business for which we are actively developing new features. We generate our primary revenue through the sale of SMS to our advertisers. We fulfill the SMS transaction through our marketplace platforms by connecting our social media publishers such as bloggers, tweeters and mobile application users with our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.

Our platforms take the concepts of product placement and endorsements commonly found in movies, television and radio and apply them to the social web. We democratize the brand sponsorship process, allowing everyone from college students and stay at home moms to celebrities an opportunity to monetize their content, creativity and influence in social media.
We believe that we pioneered the concept of a marketplace for SMS in 2006 with the launch of PayPerPost and have focused on the scalable monetization of social media ever since. We compensate bloggers, tweeters and mobile promoters (our social media publisher-partners) to share information about companies, products, websites and events within their social media content streams. Advertisers benefit from buzz, traffic, awareness and sales. Social media publishers earn cash, points and product samples.
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
Our Platforms

Below is an overview of our platforms:

SocialSpark is our premier blog marketing platform. Through SocialSpark, we provide robust targeting and detailed analytics to advertisers. The site allows advertisers to develop large lists of high-quality blogs based on various criteria, such as relevancy, traffic and demographic data. The platform also enables advertisers to create targeted, large-scale social media campaigns with the click of a button and to observe campaign results in real time.  SocialSpark is also used by larger brands interested in engaging in conversations with their consumer bases. SocialSpark goes beyond manual outreach services conducted by public relations agencies, such as Porter Novelli, Edelman and Ketchum, by offering an automated, scalable marketplace that aggregates opportunities for bloggers and provides a single source for advertisers to review work, compensation and analytics.

SponsoredTweets is an online marketplace that allows consumers to connect directly with advertisers to engage in sponsored conversations through Twitter. Marketers pay for Twitter advertising campaigns on either a cost per tweet (CPT) or cost per click (CPC) basis.  SponsoredTweets allows advertisers to hand-pick individual tweeters, including celebrities, to participate in Twitter advertising campaigns. We believe this platform is unique in that it offers a marketplace for tweeters with varying levels of social influence, unlike Adly's, which focuses solely on celebrity endorsements.

Staree is a mobile platform designed to help online influencers monetize their personal social multimedia content, such as status updates, photos and videos through SMS and display advertising. Staree users can earn money by sharing in a portion of the revenue earned by targeted display advertising placed on their Staree profile pages. This platform was released on a limited basis to a limited number of users in December 2011 and was made available to the public in May 2012.

PayPerPost and InPostLinks are online marketplaces designed to facilitate search engine optimization efforts and allow advertisers to connect directly with bloggers to develop relevant blog post content and place text link advertising within blog posts. Both systems allow advertisers to compensate bloggers with cash in exchange for content and links back to websites. These platforms are similar to eBay for content generation and text link advertising in that they connect a buyer with our publishers (a seller) at an agreed upon price.

A summary of our main platforms follows:

	SocialSpark	SponsoredTweets
Media Format	Blog posts	Status updates
Content	Long form text/video content	Short form text content
Best used for	• In-depth reviews • Buzz • Long term traffic generation • E-commerce "Deals"	• Short term traffic generation • Buzz • Awareness
Payment Model	• Cost per blog post • Cost per purchase	• Cost per tweet • Cost per click
Targeting	• Blog traffic • Blog category / keywords • Blogger country	• Tweeter followers • Tweeter category / keywords • Tweeter country
Metrics Gathered	• Impressions / CPM • Clicks / CPC • CTR • Cost per action / sale	• Followers / CPMF • Clicks / CPC • Engagement • Cost per action / sale
Effective Media Lifespan	Years	1-2 Days
Works best for	• Complex products • Distribution of embeds • Evergreen products/brands • E-commerce "deals"	• Time sensitive product launches • Celebrity engagement • Viral content

We streamline the process of completing SMS through our proprietary technology, creating efficiencies and economies of scale for both advertisers and publishers. We utilize a common design methodology in each platform, which we have honed over our six years of operation. Each platform provides advertisers with access to a large network of publishers, workflow management, content control, payment processing, performance tracking and integrated Federal Trade Commission ("FTC") legal compliance. In particular, the integrated FTC compliance framework requires publishers to provide disclosure to their readers with respect to the sponsored nature of the content and allows advertisers to review the content for FTC compliance.
We also perform account management services for our advertisers to manage their advertising campaigns. This includes working with advertisers to optimize the advertising offer that is presented to publishers that will give publishers clear instructions on what is required to fill the advertiser's opportunity, identifying and sourcing the publishers that are the best fit for the opportunity, managing the offer and acceptance process with the publishers, verifying that the publishers' content, once submitted, meets the requirements of the opportunity and managing the overall campaign to meet the goals of the advertiser. Account managers also provide clients with weekly updates on their campaign that include campaign metrics and all postings they purchased throughout the campaign. Additionally, they put together full campaign recaps at the end of the campaign and work with the advertisers on plans for any follow-up campaign after the initial campaign has ended.
In all platforms, advertisers, or our account management staff, acting on the advertisers' behalf as part of the account management services we provide to advertisers for a fee, have the ability to review the publishers' content to verify whether or not it conforms to the requirements of the advertising opportunity. Our SocialSpark and SponsoredTweets platforms provide for the ability to review publishers' content prior to publishing, and all the other platforms provide for a review after the content is published. If the content does not conform, the publisher is requested to make any necessary adjustments. If the publisher refuses, the advertising opportunity is deemed to have been withdrawn. Neither the advertiser nor our account management staff modifies publishers' content without the publishers' involvement and consent.

The value proposition we offer to both advertisers and social media publishers strengthens our position as a trusted partner and allows us to derive revenue from both customer bases. As more brand advertisers utilize our marketplaces, we increase the breadth and depth of monetization opportunities for publishers, attracting more publishers and further enhancing the value of our service advertisers.
We have more than 94,000 registered advertisers in over 135 different countries and territories, of which approximately 7,000 and 5,800 advertisers created an SMS opportunity during 2011 and 2012, respectively. Advertisers that have used our services include top brands such as Coca-Cola, AT&T, Microsoft, Kraft, Kia, Unilever, Lenovo, Walmart, LG,

Audi, Hilton, Walgreens, Hershey and Sony. We have over 769,000 registered social media publishers in over 175 different countries and territories, of which approximately 80,000 and 77,000 publishers performed an SMS transaction during 2011 and 2012, respectively, including high-profile celebrities such as Kim Kardashian, Diddy, Tia Mowery, Mario Lopez, Daddy Yankee, Michael Ian Black and Apollo Ohno.
Our total number of registered publishers may be higher than the number of our actual individual publishers because some publishers have multiple registrations, other publishers may have died or become incapacitated and others may have registered under fictitious names. Our publishers currently publish sponsored content to blogs, Twitter, Facebook and Pinterest and reach other existing platforms such as Tumblr, LinkedIn, Google and Bing through syndication of that content.

To date, we have completed over 3.2 million SMS transactions for customers ranging from small local businesses to Fortune 500 companies. We consider each individual sponsored blog post, tweet, action or other status update as an individual transaction so long as the publisher of that content is being compensated for such post, tweet or other status update.
Industry Background and Trends

Despite the inherently conversational nature of social media, many brand budgets are currently allocated towards display advertising (banner ads and text links) on social sites. While most advertisers understand the value of word of mouth marketing, peer recommendations and product reviews, few understand how to efficiently engage social media users for these purposes. Those who effectively attempt an approach are quickly limited by the amount of effort required to effectively manage and measure a truly integrated campaign.
The SMS space has been limited primarily by the current inefficiencies of the market. The social media publisher and advertiser universe is large and highly fragmented among topic, quality and platform. Despite the size of this market, most advertisers and social media publishers lack an efficient way to identify and engage each other. Instead, we believe brands have been forced to utilize a variety of highly inefficient sources and processes to navigate the complicated landscape of SMS, often resulting in low returns on their time investment or worse-yet, questionable results.
At the same time, social media publishers that would like to monetize their community are faced with significant challenges in finding quality advertisers who are motivated to sponsor them and making advertisers aware of their blog, twitter or Facebook profile. In addition, smaller publishers simply lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases, it costs an advertiser more money to issue a check to a small publisher than the value of the sponsorship payment itself.
Further complicating the SMS process for both parties are FTC regulations around social media endorsements, IRS tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many advertisers would prefer to be “part of the conversation,” based on our experience operating in this market, we believe the complexity and cost of individual SMS often deters them from doing so.
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
Our Strengths

Since our inception in 2006, we have worked diligently to establish and leverage key strengths in our business model, including:

     A culture of innovation and creativity. We believe the only way to survive and thrive in our rapidly changing world is to change ahead of it. We are in a state of constant evolution and re-invention; this is “The IZEA Way.” We have created a culture committed to innovation and creativity that challenges convention and breaks new ground. IZEA team members are protective and proud of our culture by applying its “humble, yet hungry” attitude to all facets of our business. Our people and their innovations ultimately provide us with our largest competitive advantage.

First-mover advantage with a highly disruptive business model. We believe that by pioneering the SMS space and investing heavily in innovation and marketing, we were first to develop positive rapport among publishers and brand marketers alike. This loyalty has resulted in consistent growth of underlying revenue and gross profit margin, as well as increased participation levels across the business.

Powerful network effect. As more brand marketers contribute opportunities into our marketplaces, we believe we will increase the breadth and depth of the monetization value offered to our social media publisher-partners, attracting more publishers and thereby enhancing the value of our platforms to future brand clients. Our premium platforms have referral programs designed to further enhance the network effect for each publisher we sign up. Directly trackable publisher referrals represent approximately 45% and 49% of new Twitter publisher sign-ups in 2011and 2012, respectively. Directly trackable publisher referrals are new publisher signups that we receive as the result of a current publisher sharing a unique tracking link to one of our platforms. The link allows us to determine how a new publisher learned about our platform. The referral program in SocialSpark.com has accounted for 36% and 32% of all new blog publisher sign-ups in 2011 and 2012, respectively. We paid referral fees to publishers approximating $39,000 and $42,000 in the years ended December 31, 2011 and 2012, respectively.] These programs amplify our marketing spending and decrease the investment required to attract new publishers.
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
Our Growth Strategy

After six years of development, we believe our premier platforms are market-tested and ready for growth. Our development efforts have included assembling an industry-experienced senior management team, launching and optimizing our online marketplaces, developing a cross-platform sales force and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
Bolster our sales force and location. We expect growth of our client development team to be the primary driver of near term revenues. We intend to add additional sales personnel who receive a commission for meeting sales targets to more effectively service clients throughout the United States and the world. Experienced senior team members are expected to cultivate deep relationships with agencies and brands in key advertising markets such as New York City, Los Angeles, Chicago and Dallas. We intend to add inside sales personnel to our Orlando headquarters to service smaller-size clients over the telephone and Internet. In addition to our expanded presence domestically, we entered into a reseller agreement with IZEA UK, Ltd. in January 2013 to target the Western European market.
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
Seek complementary acquisitions. Identifying and acquiring companies, technologies and assets to add to our portfolio of software services and drive additional near and long-term revenue. In July 2011, we acquired Germany's Magpie Twitter advertising network that included approximately 12,000 advertisers and 20,000 Twitter publishers in 143 countries. In December 2012, we acquired FeaturedUsers, one of the first advertising networks specifically designed to help Twitter users grow their followers. The FeaturedUsers network has served more than 3,500 advertisers including the American Cancer Society, Hootsuite and Radiano.
Customers

We have over 769,000 registered social media publishers in over 175 different countries and territories, of which approximately 80,000 and 77,000 publishers performed an SMS transaction during 2011 and 2012, respectively, including high-profile celebrities such as Kim Kardashian, Diddy, Tia Mowery, Mario Lopez, Daddy Yankee, Michael Ian Black and Apollo Ohno.
Our total number of registered publishers may be higher than the number of our actual individual publishers because some publishers have multiple registrations, other publishers may have died or become incapacitated and others may have registered under fictitious names. Our publishers currently publish sponsored content to blogs, Twitter, Facebook and Pinterest and reach other existing platforms such as Tumblr, LinkedIn, Google and Bing through syndication of that content.

We have more than 94,000 registered advertisers in over 135 different countries and territories, of which approximately 7,000 and 5,800 advertisers created an SMS opportunity during 2011 and 2012, respectively. Advertisers that have used our services include top brands such as Coca-Cola, AT&T, Microsoft, Kraft, Kia, Unilever, Lenovo, Walmart, LG, Audi, Hilton, Walgreens, Hershey and Sony. We typically enter into a master agreement, which incorporates the online terms of service of the specified IZEA website, with each of our advertiser customers. Under the master agreement, the advertiser may submit one or more insertion orders pursuant to which such advertiser provides advertising submissions relating to its website, product or service for posting through the specified IZEA website or service. The master agreement is terminable by us or our customers upon 30 days prior written notice or immediately if a material breach has occurred and is not promptly cured. Each party indemnifies the other with regard to various representations made by such party, including the advertiser's representations that its content does not violate any law, or infringe any intellectual property right of another, is not false or deceptive, or defamatory or libelous, and is free of viruses and other computer programming that could damage any system data or personal information, and that it is not engaging in spamming. Fees under the master agreement are payable within 30 days after the date of our invoice in accordance with the terms agreed to in the applicable insertion order. The master agreement additionally provides for standard service disclaimers and limitations of liability for our benefit, as well as a reciprocal confidentiality provision. We also enter into browsewrap and clickwrap agreements with “self service customers” who agree to the terms of service available on the applicable IZEA website and do not separately enter into a master agreement with us.

We provide services to customers in multiple industry segments, including consumer products, retail/eTail, technology and travel. Our customers are predominantly located in the United States followed by the United Kingdom, Canada, Europe, Russia and over 150 other countries. None of our customers accounted for more than 10% of our revenue in the years ended December 31, 2011 and 2012. At December 31, 2012, two customers accounted for 46% of our total accounts receivable in the aggregate, each of which accounted for more than 10% of our accounts receivable. At December 31, 2011, we had two different customers which accounted for 27% of our total accounts receivable in the aggregate.

Our business serves advertising and public relations agencies, as well as brands and businesses directly. Below are our top customers in each category based on 2012 booked business:

Agencies Representing Brands	Brands Direct
Golin Harris	Lenovo
Initiative	The Quaker Oats Company
McGarryBowen	Zenni Optical
MEC	Limited Brands
Triad Retail Media	My Life Registry
VML	Revlon
Watauga Group	Fossil
Woodbine	The Walgreen Company
XenoPsi	Brinker Restaurants
Zocalo Group	Dollar General

In many cases, social media marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand. In addition to the agencies listed above, we have done business with the following agencies in 2012:

1080 Communications	Ketchum
Acquirgy	M80
Bernstein-Rein	MindSmack
Bolin Marketing & Advertising	MMGY Global
BRG Communications	Moroch Partners
Cole & Weber United	OMD - New York City
Digitas	PHD
Edleman	Rhino Marketing, Inc.
Euro RSCG Edge	Triad Retail Media, Inc.
EVOK Advertising	Web.com Search Agency
FKM	Zimmerman
Jacobson Rost

Sales and Marketing

We primarily sell SMS through our self-service platforms, directly through our sales team and, to a lesser extent, by utilizing distribution relationships such as resellers, affiliates and white label partners. We target local, national and global brands and advertising agencies in the following ways:

Self-Service Platforms.  Each of our platforms has been developed as a self-service platform to enable advertisers and agencies of all sizes to independently access the IZEA network of social media publishers and implement their own SMS. Self-service customers extend our global reach.

Client Development Team.  We have developed a client development organization of team members who are each assigned a geographic region or specific brands, primarily within the United States. This team is responsible for identifying and managing sales opportunities in their respective target areas.

Resellers and Distribution Partners.  We have developed a group of independent resellers and distribution partners which are responsible for selling one or more of our platforms under an independent contractor relationship. We maintain two types of reseller relationships -local resellers and distribution partners. Local resellers focus their efforts on distributing to small businesses in local communities throughout the United States. Our distribution partners are complementary relationships that may involve cross-selling activities.

Affiliates.  Two of our platforms, SocialSpark and SponsoredTweets contain self-service affiliate programs designed to compensate social media publishers for referring other publishers to join these platforms. In these programs, we incur the cost to pay a referral fee to the referrer equal to 10% of the referee's earnings for a two year period. To date, this has proven to be an efficient method of attracting new social media publishers into our publisher network.

White Label Partners.  The SocialSpark and SponsoredTweets platforms have also been developed to support white label partners. These partners can operate their own branded or co-branded version of either of these platforms, enabling them to develop their own sales efforts, implement SMS initiatives and tap into our publisher network on a revenue-sharing basis. Currently, Valassis is operating a white label version of SponsoredTweets under its Red Plum Tweets brand and UTV operates a co-branded version of SponsoredTweets.

We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team and growing our social media publisher network. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for SMS. We rely on a number of channels in this area, including tradeshows, third party social media platforms (e.g., Facebook and Twitter), IZEA hosted community events, paid searches, public relations and our website.
We use a variety of methods to promote and market Staree, our new social mobile application that allows users to permit (or restrict) the sale of their posted photos and videos to media outlets. In May 2012, we entered into celebrity spokesperson agreements with television personality Mario Lopez and actors/musicians Logan Henderson and Kendall Schmidt from the band Big Time Rush, pursuant to which they provide us with various endorsement services related to the promotion of Staree.

Under these agreements, the celebrities will use Staree as their exclusive social media application in connection with photo and video monetization. They have agreed to provide videos of varying length introducing Staree to the public, as well as ongoing testimonials on their experiences with Staree. The celebrities have also agreed to post personal pictures or videos on a weekly basis during the term of their respective agreements and participate in a media tour for Staree during which they may be interviewed by national media outlets. In return for their endorsement services, we compensate the celebrities through up-front cash payments, the issuance of restricted shares of common stock vesting over the term of the services period and reimbursement of expenses for making personal appearances on our behalf. Our celebrity spokesperson agreements generally have one-year terms.

Revenue Model

We derive the majority of our revenue from advertisers for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase or action (sponsored revenue). We derive the remaining portion of our revenue from various service fees charged to advertisers and publishers (service fee revenue) and from the posting of targeted display advertising (media revenue).

Advertisers can utilize a single platform to fill a specific need or combine platforms with each other to execute an integrated social media campaign. All of our platforms can be activated and used in a self-serve fashion or with the assistance of our account management team. We earn sponsored revenue either on a per blog post, tweet, click, purchase or action basis from opportunities created by advertisers using our platforms or on an advertising campaign basis where we manage the entire campaign for our customers, often using multiple platforms to accomplish a full social media campaign.

The marketplace model of our platforms generates revenue in a manner similar to other online business transaction “matchmaking” services such as Google AdWords and eBay. Typically, for each dollar a marketer or advertiser spends with us for sponsored services, approximately 50% to 80% of it goes to social media publishers. Celebrity publishers typically used in our SponsoredTweets marketplace cost more than our average publisher cost of 50% in other marketplaces.
A fulfillment of an advertiser request is considered successful after the requested post, click or action is approved or verified (either by the advertiser, the IZEA platforms automatically or by an IZEA customer service representative, if we are managing the advertiser account) and listed for the requisite period of time, as applicable (i.e. 30 days for a blog and three days for a tweet or other action). Revenue is only recorded upon successful completion of these actions. If the action was not successful, the advertiser's account would not be charged or invoiced. Sponsored revenue accounted for 87% of our total revenue in the years ended December 31, 2011 and 2012.

Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash out fees if a publisher wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. We set certain minimum cash out balance thresholds, typically $50, in order to encourage publisher cooperation that will enable us to better manage the time, Paypal fees and administrative costs that are associated with each cash out by publishers. Once a publisher's account balance exceeds the minimum balance, they can request to be paid without incurring a fee. Service fee revenue accounted for 12% and 6% of our total revenue in the years ended December 31, 2011 and 2012, respectively.

We recently developed an additional revenue stream within our platforms called IZEAMedia (media revenue). IZEAMedia allows our customers to place targeted display advertising next to sponsored blog content in three of our platforms, SocialSpark, PayPerPost and Staree. Revenue for ad placement is received from the advertiser and shared (typically 50%) with the publisher who places the ad within their blog. Targeted display advertising is the ability to segment audiences individually by demographic, behavioral, contextual, or geographic means to display the most relevant advertisement to the segment. This display advertising is designed to complement a social media sponsorship campaign on our platforms. Launched in November 2011, IZEAMedia currently delivers approximately 50 million advertising displays per month. IZEAMedia revenue accounted for 1% and 7% of our total revenue in the years ended December 31, 2011 and 2012, respectively.

We were able to achieve gross margins on all our products of approximately 55% and 57% for the years ended December 31, 2011 and 2012, respectively. We are constantly reviewing methods to further increase margins through technology advancements, rebalancing our revenue mix to focus on new releases and entering new high-margin social media markets.

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

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. One of our premier strengths is our knowledge and experience launching and operating scalable social media marketplaces. Our product development expenses, consisting primarily of salaries paid to development personnel and included in general and administrative expenses, were $886,000 and $974,000 for the years ended December 31, 2011 and 2012, respectively.

Competition

We face competition from multiple companies in the SMS industry. Direct and indirect competitors in the SMS space include Facebook, Glam Media, Federated Media, BlogHer, Ad.ly, Mom Central, WhoSay, Foursquare and Groupon. In addition, there are a number of agencies, public relations firms and niche consultancies that provide social media programs and conduct blogger outreach programs.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high traffic websites and SMS providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of other media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

Proprietary Rights

Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on copyright, service marks and trade secret laws, confidentiality procedures and contractual provisions.

We do not have patents on any of our technology and we have not filed any patent applications to date because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. We have registered eight service marks to date, including “IZEA,” “SocialSpark,” "We Reward," "PayPerPost," "InPostLinks," “Blogger's Choice Awards,” “Get Everyone Talking” and “Postie,” and have applied for several other registrations including "Staree," “Blogroll” and “SponsoredPics,” in the United States and intend to seek to register additional service marks as appropriate.  There can be no assurance that we will be successful in obtaining the service marks for which we have applied. Even if these applications are approved, the marks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the service marks, the use of the marks will be restricted unless we enter into arrangements with the third parties which may be unavailable on commercially reasonable terms. We also own more than 700 domain names.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management's attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, publisher privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not entirely clear how existing laws which govern issues such as property ownership, taxation, export or import matters and personal privacy apply to the Internet, as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our platforms or may even attempt to completely block access to our platforms. Accordingly, adverse legal or regulatory developments could substantially harm our business.

Many states have passed laws requiring notification to subscribers when there is a security breach of personally identifiable data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States can be more restrictive than those within the United States, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change and/or abandon certain of our then-existing data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that contain materials which infringe copyrights or other intellectual property rights of third parties, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We, and the advertisers and publishers that use our platforms, are subject to Federal Trade Commission ("FTC") and various state rules and regulations on advertising and marketing on the Internet, including the FTC's Dot Com Disclosures - Information about Online Advertising and its Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Guides) that were updated and reissued by the FTC in 2013. Each of the foregoing are sub-categories that have been taken up by the FTC under the FTC Act to prevent “unfair or deceptive acts and practices” within advertising. These new Guides, for example, significantly extend the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into new advertising methods such as blogging. In particular, the Guides provide that bloggers must always disclose the consideration they receive for blogging about a particular product, service, brand or the like, whether the consideration comprises something tangible (i.e., cash, objects that are provided to them at no cost, even for testing purposes) or intangible such as accolades and more prominent future blogging opportunities. In the event a publisher, blogger or advertiser should fail to comply with the Dot Com Disclosures, the Guides or any other FTC rule, regulation or policy, which may be manifest by making deceptive, misleading or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise, then various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability as a result of such non-compliance. The Guides further provide that in order to limit its potential liability, the advertiser should ensure that its bloggers are provided guidance and training needed to ensure their claims, statements and representations are truthful, transparent and properly substantiated. Our failure to comply with both FTC and state advertising rules may result in the potential imposition of penalties that could include monetary damages and an order to cease our operations.

In certain cases, we are retained by advertisers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. More generally, if there is negative consumer perception and mistrust of the practice of undisclosed compensation to bloggers and publishers to endorse the advertisers' specific products, then this could result in a reduction by advertisers in the use of social media marketing platforms like ours as a means for advertising which could have a material adverse effect on our business and financial results.

We comply with the 1995 European Union Data Protection Directive with regard to data we collect from users located in the European Union.  We do not transfer data collected from users located in the European Union outside of the European Union without first obtaining their express consent.  We are currently monitoring potential changes to the 1995 European Union

Data Protection Directive to ensure that we are compliant with relevant requirements when and to the extent they are implemented.

As a governing member of a leading marketing and advertising industry association, the Word of Mouth Marketing Association (WOMMA), we are committed to promoting ethical SMS practices and have established codes of ethics for our platforms which include one or more of the following:

Mandatory Disclosure. We mandate disclosure of the sponsored relationship between the advertiser and publisher. In the case of SponsoredTweets and SocialSpark a sponsorship cannot be published through the applicable IZEA platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, in SponsoredTweets, a publisher is required to select one of a number of disclosure phrases such as “sponsored,” “advertisement” or “ad” prior to the publication of the tweet. Additionally, each SocialSpark campaign includes a Disclosure Audit tool for advertisers that provides them with a report that monitors posts on an ongoing basis to make sure that posts continue to include disclosure after the initial posts are approved. In the case of PayPerPost and InPostLinks, publications are made outside of the platform, thus monitoring such posts are considerably more difficult, but users of these services are similarly required to adhere to our terms of service and code of ethics applicable to them, or risk being terminated. However, as is the case with SponsoredTweets and SocialSpark, failure to disclose the sponsored relationship is a violation of our terms of service, which may result in the withholding of payment for the sponsorship, and the publisher being removed from our network.

Freedom of Choice. Publishers are free to choose which sponsorships to publish. Our platforms never auto-inject an advertiser's message into a publisher's social media network.

Authentic Voice. We encourage honesty of opinion in the selection of sponsorships by a publisher and similarly we encourage advertisers to create opportunities that allow the publisher to write the sponsorship in their own words, provided that a publisher always adheres to our terms of service and code of ethics which includes disclosing their sponsored relationships at all times while using any of the platforms.

Transparency of Identity. Our platforms are designed to be open, safe environment for our advertisers, publishers and users. In fact, we do not cloak the identities of advertisers or publishers. Both parties involved in a potential transaction can see each other's profiles and make informed decisions before engaging with each other.

Pre-Publication Advertiser Review. In the case of SponsoredTweets and SocialSpark, advertisers have the ability to review their sponsored content before it is published and to request a change to the sponsored content prior to publication in the case of factual inaccuracies.

Reporting Violations. We have zero tolerance for violation of our code of ethics and encourage the reporting of violations through a special page on our websites dedicated to reporting violations. If violations are reported, they are promptly investigated by us and in appropriate cases, advertisers, publishers and users are removed from our network and prohibited from using our sites. In addition, we take an active role in reporting spam accounts to Twitter and Facebook.

In addition to the compliance and monitoring programs described above, we have created an FTC Survival Guide for our platform users that is available on our corporate website. We also believe, and have subsequently included requirements within our code of ethics, based on positions taken by certain federal courts and the FTC, that communications and messages disseminated by publishers through social media networks are subject to and must comply at all times with CAN-SPAM Act (Controlling the Assault of Non-Solicited Pornography and Marketing Act) requirements.

To date, we have not been materially impacted by the rules governing messaging over social media networks and SMS, including the CAN-SPAM Act and the Telephone Consumer Protection Act of 1991. However, we cannot predict the impact of future regulations on us, our advertisers or our publishers that use our platforms or the impact of attempts to circumvent our mechanisms that are designed to ensure compliance.

Employees

As of March 22, 2013, we had a total of 38 full-time employees, including 25 in sales and marketing, 9 in product engineering and 4 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel.

Available Information

Our executive offices are located at 1000 Legion Place, Suite 1600, Orlando, FL 32801 and our telephone number is (407) 674-6911.  We maintain a corporate website at http://www.izea.com.  We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investors section of our website, or through http://www.sec.gov. Information on our website does not constitute part of this annual report on Form10-K or any other report we file or furnish with the SEC.

ITEM 1A – RISK FACTORS

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $4,672,638 and $3,978,592 for the years ended December 31, 2012 and 2011, respectively, and had an accumulated deficit of $22,803,422 as of December 31, 2012. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses at less than 50% of our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital to fund our operations and repay our $75,000 promissory note through various financing transactions in order to continue our operations. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility and sharp decline in the trading price of our common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that we will be successful in any future financing or that it will be available on terms that are acceptable to us.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to curtail our marketing and development plans and possibly cease operations.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of December 31, 2012, our total stockholders' deficit was $1,313,449 and we had a working capital deficit of $1,334,937. Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm included in their report for the year ended December 31, 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are not able to raise sufficient capital to generate positive cash flows that will sustain us for more than one year, our independent registered public accounting firm may be required to continue to include this explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their future reports. Such language in our independent registered public accounting firm's report could make it more difficult to obtain future financing.

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Because we have a limited operating history, we encounter risks and uncertainties frequently experienced by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks associated with our dependence on our platforms and related services, for the majority of our revenues for the foreseeable future;

•	risks that our growth strategy may not be successful; and

•	risks that fluctuations in our operating results will be significant relative to our revenues.

Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have experienced rapid growth over a short period in our SMS platforms and we do not know whether this will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown rapidly as advertisers and publishers have increasingly used our SMS platforms. However, the SMS industry is relatively new. Given the limited history, it is difficult to predict whether our platforms will continue to grow or whether it can be maintained. We expect that the platforms will evolve in ways which may be difficult to predict. It is possible that advertisers and publishers could broadly determine that they no longer believe in the value of our current platforms. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business, prospects, results of operation and financial condition could be materially harmed.

The SMS landscape is subject to numerous changes that could cause our revenue to decline.

Our business model may not continue to be effective in the future for a number of reasons, including the following:

•	SMS is, by its nature, limited in content relative to other media;

•	companies may be reluctant or slow to adopt SMS that replaces, limits or competes with their existing direct marketing efforts;

•	companies may prefer other forms of advertising we do not offer, including certain forms of search engine placements;

•	companies, such as Facebook and Twitter, may no longer grant us access to their websites in connection with our SMS platforms;

•
companies may not utilize SMS due to concerns of “click-fraud” particularly related to search engine placements (“click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by clicking on an advertisement for the purpose generating a charge per click without having an actual interest in the target of the advertisement's link); and

•	regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability.

If the number of companies that purchase SMS from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline which would have a material adverse effect on our business, prospects, results of operations and financial condition.

If we fail to retain our existing publishers, our revenue and business will be harmed.

We have over 769,000 registered social media publishers in over 175 different countries and territories, of which approximately 80,000 and 77,000 publishers performed an SMS transaction during 2011 and 2012. We must continue to retain and acquire publishers that publish sponsorships through our premier platforms in order to increase revenue and achieve profitability. If publishers do not perceive our products and services to be of high value and quality or if we fail to introduce new and more relevant products and services, we may not be able to acquire or retain publishers. If we are unable to acquire new publishers in numbers sufficient to grow our business, or if publishers cease using our products and services, the revenue we generate may decrease and our operating results will be adversely affected. We believe that many of our new publishers originate from word of mouth and other referrals from existing publishers, and therefore we must ensure that our existing publishers remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing publishers are not successful, we may not be able to acquire new publishers in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new publishers.

If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.

We have more than 94,000 registered advertisers in over 135 different countries and territories, of which approximately 7,000 and 5,800 advertisers created an SMS opportunity during 2011 and 2012, respectively. We depend on our ability to attract and retain advertisers that are prepared to offer products or services on compelling terms through our platforms. We must continue to attract and retain advertisers in order to increase revenue and achieve profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our platforms provides them with a long-term increase in customers, revenue or profit, they may stop advertising through our platforms. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors and closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms through our platforms or offer favorable payment terms to us, our operating results will be adversely affected.

Intense competition in our target market could impair our ability to grow and to achieve profitability.

The market for SMS is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay per click search services.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high traffic websites and SMS providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of other media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

Our SMS business is subject to the risks associated with word of mouth advertising and endorsements, such as violations of the “truth-in-advertising,” FTC Guides and other similar regulatory requirements and, more generally, loss of consumer confidence.

We do not engage in targeted or online behavioral advertising practices, nor do we compile or use information concerning consumer behavior on an individual level, but we may do so from time to time in the aggregate and on an anonymous basis to analyze our services and offerings, and better optimize them for improved business results.  As the practice of targeted advertising has become increasingly scrutinized by both regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet, and providing them with the right to opt in or opt out of certain industry practices, such as targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in Item 1. "Business - Government Regulation" of this annual report on Form 10-K is the increased importance placed on transparency between the advertiser and the consumer -- ensuring that consumers know the difference between “information” and “advertising” on the Internet, and are afforded the opportunity to decide how their data will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception “of the practice of undisclosed compensation of social media users to endorse specific products” which pertains to a risk of overall general public confidence in the FTC's ability to enforce its Guides Concerning the Use of Endorsements and Testimonials in Advertising in social media.  As described in the section "Business - Government Regulation," we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that advertisers and publishers comply with the FTC Guides when utilizing our sites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on blogs for useful, timely and insightful information that enrich their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace.  If there is pervasive overall negative perception caused by others not complying with FTC Guides among its other acts, regulations and policies, then this could result in reduced revenue and results of operations and higher compliance costs for us.

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

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of publisher data on our websites and platforms. Several internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of publishers or advertisers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

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

Our platforms and applications and the network infrastructure that is hosted by third-party providers involve the storage and transmission of advertiser and publisher proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third party hosting service that we rely upon or otherwise, and, as a result, an unauthorized party may obtain access to our data or our advertisers' or publishers' data. Additionally, outside parties may attempt to fraudulently induce employees, advertisers or publishers to disclose sensitive information in order to gain access to our data or our advertisers' or users' data.  Although we do have security measures in place, we have had instances where some publisher accounts were hacked and instances where customers have used credit cards fraudulently. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose advertisers and publishers.

Delays in releasing enhanced versions of our products and services could adversely affect our competitive position.

As part of our strategy, we expect to periodically release enhanced versions of our premier platforms and related services. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our financial results to be adversely impacted.

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

Laws relating to the liability of providers of online services for activities of their advertisers or of social media publishers (such as bloggers, mobile users and tweeters) and for the content of their advertisers' listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our platforms. These types of claims have been brought, sometimes successfully, against online services, as well as print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers or social media publishers. Our potential liability for unlawful activities of our advertisers or social media publishers or for the content of our advertisers' listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

If we fail to detect click-fraud, we could lose the confidence of our advertisers and advertising partners as a result of lost revenue to advertisers or misappropriation of proprietary and confidential information, thereby causing our business to suffer.

“Click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by clicking on an advertisement for the purpose generating a charge per click without having an actual interest in the target of the advertisement's link. We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. The security measures we have in place, which are designed to reduce the likelihood of click-fraud, detect click-fraud from time to time. While the instances of click-fraud that we have detected to date have not had a material effect on our business, click-fraud could result in an advertiser experiencing a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the advertisers. As a result, our advertisers and advertising partners may become dissatisfied with our advertising programs, which could lead to loss of advertisers, advertising partners and revenue. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

We must continue to enhance and improve the performance, functionality and reliability of our products and services. The SMS industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

We have experienced a period of growth that has placed, and if such growth continues, will continue to place, a strain on our managerial and financial resources. As our business needs expand, we intend to hire new employees. To manage the expected growth of our operations and personnel, we will be required to:

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

We believe our future success will depend upon our ability to retain our key management, including Edward H. (Ted) Murphy, our President and Chief Executive Officer, Donna L. Mackenzie, our Chief Financial Officer, and Ryan S. Schram, our

Chief Operating Officer. We maintain key-man life insurance for our benefit on the life of Mr. Murphy in the amount of $1.5 million.

Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified graphic designers, computer scientists, sales and marketing and senior management personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Orlando, Florida area, where our headquarters are located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, including key management, technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult and costly for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

International operations could expose us to additional risks which could harm our business, prospects, results of operation, and financial condition.

We recently expanded into the European marketplace through our acquisition of a German SMS network, Magpie, and we have entered into a joint venture to provide a co-branded SponsoredTweets service in India. While international operations are not significant to our revenues, we plan to further expand internationally. In certain international markets, we may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

•	changes in local political, economic, social, and labor conditions, which may adversely harm our business;

•	restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	import and export requirements that may prevent us from offering products or providing services to a particular market and may increase our operating costs;

•	currency exchange rate fluctuations and our ability to manage these fluctuations through our foreign exchange risk management program;

•	longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

•	uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent; and

•
different employee/employer relationships, existence of workers' councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

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

Risks Relating to our Common Stock

Exercise of stock options, warrants and other convertible securities will dilute your percentage of ownership and could cause our stock price to fall.

As of March 22, 2013, we have outstanding stock options and warrants to purchase 517,382 shares of common stock and preferred stock convertible into 3,788 shares of common stock that could result in our issuing additional shares of common stock. Additionally, we have available shares to issue stock options to purchase up to 10,074,595 shares of common stock under our May 2011 Equity Incentive Plan and up to 50,000 shares of common stock under our August 2011 Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

 Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.

Our revenues and earnings may fluctuate significantly in the future. General economic or other political conditions may cause a downturn in the market for our products or services. Despite the recent improvements in market conditions, a future downturn in the market for our products or services could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Our future operating results may be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated advertisers and publishers; our ability to develop, introduce and market new products and services on a timely basis; changes in the mix of products developed, produced and sold; and disputes with our advertisers and publishers.  These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results and the market price of our common stock.

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

Our common stock currently does not meet all of the requirements for initial listing on a national securities exchange. Specifically, the bid price of our common stock is less than the minimum bid price required to obtain a listing. Trading in our common stock continues to be conducted in the over-the-counter market. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, for investment by larger financial institutions, as consideration in possible future acquisition transactions or other purposes.

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

Investor relations activities and supply and demand factors may affect the price of our common stock.

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

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We and our shareholders may be subjected to enhanced regulatory scrutiny due to the limited trading markets in which our shares may be offered or sold which have been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB marketplace.

The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our third-parties’ activities or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

Until we register a class of our securities under Section 12 of the Securities Exchange Act of 1934, we will be a "voluntary filer."

            We are not required under Section 13(a) or 15(d) of the Exchange Act to file periodic reports with the SEC.  We nevertheless file these reports to ensure that sufficient information about our company is publicly available for our shareholders and investors.  Because we are a voluntary filer, we are considered a non-reporting issuer.  Detriments of such status include (i) for shareholders, they cannot use the six-month holding period of Rule 144 for restricted securities, but must wait one year before public resales under Rule 144, and (ii) for us, we will not be able to uplist to a national securities exchange (if and when we first satisfy initial eligibility criteria) until we file a Form 8-A with the SEC and are then required to comply with the proxy rules and our officers and directors are required to file ownership reports.

ITEM 1B - UNRESOLVED STAFF COMMENTS

N/A

ITEM 2 - PROPERTIES

In December 2012, we moved our corporate headquarters to a new space consisting of approximately 10,000 square feet at 1000 Legion Place, Suite 1600, in Orlando, Florida upon the expiration of our former lease. We entered into a one year sub-lease agreement for these premises with total rent owed of $85,000 payable in two equal installments.

In July 2011, we entered into three separate agreements to rent satellite sales office space in New York City, Chicago and Los Angeles through short-term rental agreements. The leases for Chicago and Los Angeles expired in 2012 and the lease for New York City is continuing on a month-to-month basis after its initial term of one year ended on July 31, 2012. We are obligated to pay applicable sales taxes and utilities along with the monthly rental payment.

Total rent expense recorded in general and administrative expense in the accompanying statements of operations was approximately $287,000 and $329,000 for the years ended December 31, 2011 and 2012, respectively.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us in the U.S. District Court for the Eastern District of Texas accusing us of infringing a patent related to peer-to-peer advertising between mobile communication devices seeking unspecified damages. We made a request that the Texas court transfer the matter to the Middle District of Florida, but no ruling has yet been made on that motion. At this stage, we do not have an estimate of the likelihood or the amount of any potential exposure to it. We believe that there is no merit to this suit and intend to vigorously defend ourselves.

We are currently not aware of any other legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 2012, our common stock has been quoted on the OTCQB marketplace, under the trading symbol IZEA. From June 2011 to April 2012, our common stock was quoted on the OTC Bulletin Board. Prior to June 2011, there was no trading of our common stock. The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices reported for our common stock. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation.

Fiscal year ended December 31, 2011	High	Low
Second quarter	$200.00	$100.00
Third quarter	$130.00	$46.00
Fourth quarter	$56.00	$22.04

Fiscal year ended December 31, 2012	High	Low
First quarter	$34.00	$16.80
Second quarter	$25.80	$3.20
Third quarter	$3.60	$0.81
Fourth quarter	$0.82	$0.14

Holders

As of March 22, 2013, we had approximately 77 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled "Equity Compensation Plan Information" under Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

From October 2012 through December 2012, the note holders on our $550,000 senior secured promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share.

The shares were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

ITEM 6 - SELECTED FINANCIAL DATA

N/A

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 6, 2013, the board of directors and holders of a majority of the outstanding shares of our common stock approved an increase in the number of authorized shares of our Common Stock from 12,500,000 shares to 100,000,000 shares.  We amended our Articles of Incorporation to effect the share increase by filing a Certificate of Amendment with the Nevada Secretary of State on February 11, 2013.

Company Overview

We are a leading company in the growing social media sponsorship (SMS) segment of social media, operating multiple marketplaces that include our premier platforms SocialSpark and SponsoredTweets, as well as our legacy platforms PayPerPost and InPostLinks. In the last year, we launched a new SMS platform called Staree and a display advertising network to use within our platforms called IZEAMedia. The practice of SMS is when a company compensates a social media publisher to share sponsored content within their social network. Our premier platforms are the focus of our current business for which we are actively developing new features. We generate our primary revenue through the sale of SMS to our advertisers. We fulfill the SMS transaction through our marketplace platforms by connecting our social media publishers such as bloggers, tweeters and mobile application users with our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.

Results of Operations for the Twelve Months Ended December 31, 2012 Compared to December 31, 2011

	Twelve Months Ended
	December 31, 2012	December 31, 2011	$ Change	% Change
Revenue	$4,954,239	$4,347,235	$607,004	14.0%
Cost of sales	2,150,379	1,951,571	198,808	10.2%
Gross profit	2,803,860	2,395,664	408,196	17.0%
Operating expenses:
General and administrative	6,287,774	5,859,087	428,687	7.3%
Sales and marketing	981,542	823,365	158,177	19.2%
Total operating expenses	7,269,316	6,682,452	586,864	8.8%
Loss from operations	(4,465,456)	(4,286,788)	(178,668)	(4.2)%
Other income (expense):
Interest expense	(115,799)	(24,392)	(91,407)	374.7%
Loss on exchange of warrants	(802,123)	—	(802,123)	100.0%
Change in fair value of derivatives, net	711,379	332,484	378,895	114.0%
Other income (expense), net	(639)	104	(743)	(714.4)%
Total other income (expense)	(207,182)	308,196	(515,378)	167.2%
Net loss	$(4,672,638)	$(3,978,592)	$(694,046)	(17.4)%

Revenues

We derive revenue from three sources: revenue from an advertiser for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers for maintenance and enhancement of their accounts ("Service Fee Revenue").

Revenues for the twelve months ended December 31, 2012 increased by $607,004, or 14.0%, compared to the same period in 2011. The increase was attributable to a $537,000 increase in our Sponsored Revenue, a $300,000 increase from our new revenue stream, Media Revenue, offset by a $230,000 decrease in Service Fee Revenue. In the twelve months ended December 31, 2012, Sponsored Revenue was 87%, Media Revenue was 7% and Service Fee Revenue was 6% of total revenue compared to Sponsored Revenue of 87%, Media Revenue of 1% and Service Fee Revenue of 12% in the twelve months ended December 31, 2011. The increase in Sponsored Revenue was primarily attributable to increased sales growth in our premier social media platforms, Social Spark and SponsoredTweets, mainly due to our focus on campaign management for our customers. This growth was brought about by a focus on localized client development through the increase in number of our executive sales team in Orlando, New York City, Chicago, Seattle and Dallas. This resulted in an increase in the number of customers starting campaigns and an increase in the average revenue per customer. The increase in Media Revenue was due to the implementation of IZEAMedia, our display advertising solution, for our platforms.  IZEAMedia is a new feature that allows our publishers to place targeted display advertising in three of our platforms, SocialSpark, PayPerPost and Staree, for which we share revenue with the publisher. Service fees declined during the period because a majority of the fees were initially assessed to our customers in the second and third quarters of 2011 when our new service fee policies were implemented.

While we expect that revenue from our legacy platforms, PayPerPost and InPostLinks, will continue to decline in amount and as a percentage of our total revenue, we expect to increase our total revenue in 2013 by increasing average revenue per customer, adding features to our existing platforms and introducing new platforms to take advantage of social media activities. We believe that locating outside sales executives in close proximity to our customers will help drive a closer relationship with our customers resulting in increased repeat spending and an increase in average revenue per customer. We continuously review our existing platforms and our industry in order to add new features and additional revenue streams. Two current examples are the new revenue stream from IZEAMedia and the introduction of our new platform, www.staree.com. Our Staree platform allows us to further our efforts in social media sponsorships with a site that allows the sharing of sponsored photos and videos.

Cost of Sales and Gross Profit

Our cost of sales comprise primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click, purchase or action.

Cost of sales for the twelve months ended December 31, 2012 increased by $198,808, or 10.2%, compared to the same period in 2011.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and the direct publisher costs to generate such revenue. Publisher costs typically range from 50% to 80% of the advertising campaign depending on the type of publisher used in the campaign. Celebrity publishers typically used in our SponsoredTweets and Staree marketplace cost more than our average publisher cost of 50% in other marketplaces.

Gross profit for the twelve months ended December 31, 2012 increased by $408,196, or 17.0%, compared to the same period in 2011.  Additionally, our gross margin improved by two percentage points from 55% for the twelve months ended December 31, 2011 to 57% for the same period in 2012. The gross margin increase was primarily attributable to increased campaign management of our advertiser accounts which generates a higher profit than those managed directly by the advertiser.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the twelve months ended December 31, 2012 increased by $586,864, or 8.8%, compared to the same period in 2011. The increase was primarily attributable to increased payroll expenses, professional fees, costs of being a public company and increases in sales and marketing expenses, primarily promotional marketing expenses, offset by a decrease in investor relations fees.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the twelve months ended December 31, 2012 increased by $428,687 or 7.3%, compared to the same period in 2011. The increase was primarily attributable to a $64,000 increase in rent and office related expense with the addition of three new office space locations in mid-2011 and the move of our corporate headquarters in December 2012, a $706,000 increase in payroll, personnel and related benefit expenses due to salary increases and additional employees, a $101,000 increase in travel related to additional personnel in multiple locations, a $485,000 increase in professional fees and reporting costs as a result of being a public company, an increase in stock-based compensation of $106,000 and a $25,000 increase in amortization and depreciation expenses from higher acquisition costs and new equipment purchases. The increase was offset by a decrease of $1,093,000 in costs for investor relations due to the non-recurrence of a large investor relations campaign that was initiated in the second half of 2011 after our reverse merger.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the twelve months ended December 31, 2012 increased by $158,177 or 19.2%, compared to the same period in 2011.   The increase was primarily attributable to the promotional expenses to launch our new products and services, Staree in particular. During May and July 2012, we entered into seven agreements to issue a total of 135,521 shares of restricted common stock for celebrity endorsements of our products and services (primarily to related to the launch of our new Staree platform). In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months. In addition to the shares, we paid cash payments of $100,000. We recorded a total of $382,184 in marketing expense for the value of the restricted awards vested and the cash payments earned during the twelve months ended December 31, 2012. Future compensation related to nonvested restricted awards expected to vest and unearned cash compensation of $41,938 is estimated to be recognized over the remaining individual contract terms of up to six months.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the twelve months ended December 31, 2012 increased by $91,407 compared to the same period in 2011 primarily due to the issuance of a senior secured promissory note in the principal amount of $550,000 in February 2012 and a $75,000 promissory note in May 2012. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over their terms to maturity using the effective interest method.

During the twelve months ended December 31, 2012, we recognized an $802,123 loss on exchange when we redeemed certain warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

We entered into financing transactions during the years ended December 31, 2012 and 2011 that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income resulting from the change in the fair value of certain warrants during the twelve months ended December 31, 2012 and 2011 in the amount of $779,083 and $332,484, respectively. Additionally, we recorded $67,704 in expense resulting from the change in the fair value of our compound embedded derivatives in our promissory notes during the twelve months ended December 31, 2012. The net effect of these changes in fair values resulted in income of $711,379 and $332,484 during the twelve months ended December 31, 2012 and 2011, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the twelve months ended December 31, 2012 was $4,672,638 which increased from the net loss of $3,978,592 for the same period in 2011.  As discussed above, although gross profit increased over the prior year due to increased revenue, these improvements were exceeded by the large increase in operating expenses attributable to increased headcount, professional fees, public company and other sales and marketing expenses.

Liquidity and Capital Resources

Our cash position was $657,946 as of December 31, 2012 as compared to $225,277 as of December 31, 2011, an increase of $432,669 as a result of recent financing transactions.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $4,672,638 and $3,978,592 for the years ended December 31, 2012 and 2011, respectively, and had an accumulated deficit of $22,803,422 as of December 31, 2012.   The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash used for operating activities was $3,135,147 during the twelve months ended December 31, 2012 and was primarily a result of our net loss during the period of $4,672,638.  Cash provided by financing activities was $3,567,129 during the twelve months ended December 31, 2012 and was primarily a result of net proceeds of $543,700 received from the issuance of promissory notes and $3,047,400 received from the sale of our common stock as further discussed below. Financing activities were reduced by principal payments of $25,070 on our capital leases.

To date, we have financed our operations through internally generated revenue from operations, the sale of our equity and the issuance of notes and loans from shareholders.

On February 3, 2012, we issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of our existing shareholders.  In connection with the note, we incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the note matured on February 2, 2013. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of our common stock on the trading day prior to the date that the note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like, without limitation on the number of shares that could potentially be issued. From October 2012 through December 2012, the holders of this promissory note converted $437,850 of note value into 2,069,439 shares of our common stock at an average conversion rate of $.21 per share. This note had a carrying balance of $106,355 with a 12.78% effective rate of interest and an unamortized discount of $5,795 remaining as of December 31, 2012. On February 4, 2013, we satisfied all of our remaining obligations under this note when the holders converted the final balance owed of $112,150 into 773,983 shares of our common stock at an average conversion rate of $.145 per share.

During the twelve months ended December 31, 2012, we issued 551 shares of common stock upon receipt of cash proceeds of $1,099 for the exercise of stock options at an average exercise price of $2.00 per share.

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

In May and June 2012, in accordance with the terms of our May 2011 financing documents, investors converted 225 shares of the series A convertible preferred stock into 170,455 shares of common stock. As of December 31, 2012, only 5 shares of the series A convertible preferred stock remained outstanding.

From May through August 2012, pursuant to separate private transactions with twenty four warrant holders, we redeemed warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares without receiving any further cash consideration. These transactions were effected in order to reduce the substantial overhang represented by the warrants issued in the May 2011 reverse merger and private placement.

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

On May 4, 2012, we issued a 30-day promissory note to two of our existing shareholders in the principal amount of $75,000 incurring $6,000 in expenses for legal fees which resulted in net proceeds of $69,000. This promissory note was later extended to mature on December 4, 2012. We were not able to pay the balance owed upon the maturity of the note on December 4, 2012. Therefore, the note is currently in default bearing interest at the default rate of 18% per annum.

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

On August 6, 2012, Brian W. Brady, a private investor who became a director of our company on August 7, 2012, made a private investment of $100,000 for the purchase of 41,667 shares of our common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if our public offering was priced and sold below $2.40 per share within 120 days following the closing of his investment, we would issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $0.50 per share. Mr. Brady also received 35,000 shares of our restricted common stock and received a $10,000 cash finance fee upon the closing of the public offering. On September 11, 2012, we issued an additional 69,445 shares of common stock to Mr. Brady, so that he received a total of 111,112 shares at an effective price of $0.90 per share.

On September 11, 2012, we closed on a public offering of 2,200,000 shares of our common stock at an offering price of $1.00 per share, receiving gross proceeds of $2,200,000. In connection with the September 2012 offering, we incurred expenses of $502,858 for underwriter fees, legal and other expenses. Accordingly, net cash proceeds from the September 2012 offering amounted to $1,697,142. Additionally, we issued warrants to the underwriter to purchase 110,000 shares of common stock, which had a fair value of $49,170. The warrants are fully exercisable after August 23, 2013 at an exercise price of $1.25 per share and expire on August 23, 2017.

We entered into an agreement with a firm who will provide investor relations services for us for twelve months beginning January 3, 2013. In accordance with the agreement, we will pay the firm $4,000 per month for twelve months beginning January 2013 and will issue 100,000 shares of our common stock on or before January 15, 2013 and another 100,000 shares of our common stock on or before July 15, 2013.

On February 4, 2013, we satisfied all of our remaining obligations under our $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of our common stock at an average conversion rate of $.145 per share.

On March 1, 2013, we entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum advance of $1.5 million. The agreement requires us to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then we will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). As of March 22, 2013, we had $185,470 outstanding under this agreement.

On March 18, 2013, we entered into an agreement with a consultant to provide business advisory and support services. In exchange for the services, we granted the consultant a stock option to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. The option vests in equal quarterly installments of 62,500 over four years beginning on March 18, 2013 and expires ten years after the date of grant. Additionally, we will accrue a fee of $10,000 per month that will become due and payable after we raise gross proceeds of at least $1,000,000 through new debt or equity financing. This agreement may be terminated at any time by either party without penalty and all accrued but unpaid fees will be immediately due and payable. Upon a termination of the consulting agreement, the option agreement will be canceled as to any unvested options and all accrued and vested options will be deemed as earned and owed.

We used the proceeds from the above stock issuances for general working capital purposes, but we require additional capital to fund our operations and repay our $75,000 promissory note. Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital through various financing transactions in order to continue our operations. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility and sharp decline in the trading price of our common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that we will be successful in any future financing or that it will be available on terms that are acceptable to us.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to curtail our marketing and development plans and possibly cease operations.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of December 31, 2012. The reserve for doubtful accounts as of December 31, 2011 was $10,000. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense for the twelve months ended December 31, 2012 and 2011 was $17,623 and $14,115, respectively.

We derive our revenue from three sources: revenue from an advertiser for the use of the our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers ("Service Fee Revenue"). Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash out fees if a publisher wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on our websites and their request was completed and content listed, as applicable, by our publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with us.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when our publishers place targeted display advertising in blogs. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) our price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, establish the pricing and determine the service specifications.
Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period  and generally have ten-year contract lives.  We estimate the fair value of our common stock using the closing stock price of our common stock as quoted on the OTCQB on the date of the agreement.  Prior to April 1, 2012, due to limited trading history and volumes, we estimated the fair value of our common stock using recent independent valuations or the value paid in the most recent equity or financing transactions. We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change. Changes also impact the amount of unamortized compensation expense to be recognized in future periods.

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

The following table shows the number of options granted under our May and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2011 and 2012 through December 31, 2012:

2011 Equity Incentive Plan Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
June 30, 2011	101,078	$13.20	5 years	55.08%	1.88%	$1.70
September 30, 2011	18,325	$24.36	5 years	54.89%	1.64%	$4.48
December 31, 2011	304	$47.64	5 years	54.95%	1.05%	$2.21
March 31, 2012	2,751	$12.50	5 years	54.85%	0.82%	$3.36
June 30, 2012	347,667	$5.18	5 years	54.93%	0.76%	$2.26
September 30, 2012	26,625	$2.20	5 years	54.46%	0.65%	$1.03
December 31, 2012	1,250	$0.39	5 years	52.75%	0.65%	$0.18

There were 391,977 options outstanding as of December 31, 2012 with a weighted average exercise price of $5.87 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of December 31, 2012 since the weighted average exercise price exceeded the market price of $0.22 of our common stock on such date.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IZEA, Inc.

We have audited the accompanying consolidated balance sheets of IZEA, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IZEA, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and had a negative working capital and an accumulated deficit at December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern without raising sufficient additional financing. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that would be necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
March 29, 2013

IZEA, Inc.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current:
Cash and cash equivalents	$657,946	$225,277
Accounts receivable, net of allowances of $0 and $10,000	426,818	690,575
Prepaid expenses	162,565	165,736
Deferred finance costs, net of accumulated amortization of $25,923	1,877	—
Other current assets	11,627	38,897

Total current assets	1,260,833	1,120,485

Property and equipment, net	113,757	152,434
Intangible assets, net of accumulated amortization of $59,276 and $17,434	18,000	108,091
Security deposits	9,048	21,038

Total assets	$1,401,638	$1,402,048

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,163,307	$1,080,015
Accrued expenses	187,868	224,438
Deferred rent	—	10,830
Unearned revenue	1,140,140	1,132,794
Compound embedded derivative	11,817	—
Current portion of capital lease obligations	17,638	25,070
Current portion of notes payable	75,000	—

Total current liabilities	2,595,770	2,473,147

Capital lease obligations, less current portion	10,212	27,850
Notes payable, less current portion	106,355	—
Warrant liability	2,750	752,486

Total liabilities	2,715,087	3,253,483

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 5 and 230 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,186,997 and 966,227 issued and outstanding	619	97
Additional paid-in capital	21,489,354	16,279,252
Accumulated deficit	(22,803,422)	(18,130,784)

Total stockholders’ deficit	(1,313,449)	(1,851,435)

Total liabilities and stockholders’ deficit	$1,401,638	$1,402,048

See accompanying notes to consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2012	2011

Revenue	$4,954,239	$4,347,235
Cost of sales	2,150,379	1,951,571

Gross profit	2,803,860	2,395,664

Operating expenses:
General and administrative	6,287,774	5,859,087
Sales and marketing	981,542	823,365

Total operating expenses	7,269,316	6,682,452

Loss from operations	(4,465,456)	(4,286,788)

Other income (expense):
Interest expense	(115,799)	(24,392)
Loss on exchange of warrants	(802,123)	—
Change in fair value of derivatives, net	711,379	332,484
Other income (expense), net	(639)	104

Total other income (expense)	(207,182)	308,196

Net loss	$(4,672,638)	$(3,978,592)

Weighted average common shares outstanding – basic and diluted	4,736,073	612,791

Loss per common share – basic and diluted	$(0.99)	$(6.49)

See accompanying notes to consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	—	$—	—	$—	$14,074,956	$(14,152,192)	$(75,756)
Reverse merger and recapitalization	—	$—	875,000	$88	$1,392	$—	$—
Sale of common and preferred stock and warrants and exchange of promissory note, net of offering costs and beneficial conversion feature	230	$—	78,030	$8	$3,043,399	$—	$3,043,407
Fair value of warrants issued in offering	—	$—	—	$—	$(1,083,210)	$—	$(1,083,210)
Exercise of stock options	—	$—	683	$—	$1,766	$—	$1,766
Rounding shares	—	$—	14	$—	$—	$—	$—
Stock-based compensation shares issued in exchange for services	—	$—	12,500	$1	$164,999	$—	$165,000
Stock-based compensation expense	—	$—	—	$—	$75,950	$—	$75,950
Net loss	—	$—	—	$—	$—	$(3,978,592)	$(3,978,592)
Balance, December 31, 2011	230	$—	966,227	$97	$16,279,252	$(18,130,784)	$(1,851,435)
Sale of common stock, net of offering costs	—	—	2,636,336	263	2,997,967	—	2,998,230
Conversion of preferred stock	(225)	—	170,455	17	(17)	—	—
Conversion of notes payable into common stock	—	—	2,069,439	207	521,306	—	521,513
Exchange of warrants for common stock	—	—	135,782	13	821,933	—	821,946
Exercise of stock options	—	—	551	1	1,098	—	1,099
Stock issued for payment of services	—	—	207,942	21	686,205	—	686,226
Stock-based compensation	—	—	—	—	181,610	—	181,610
Rounding shares	—	—	265	—	—	—	—
Net loss	—	—	—	—	—	(4,672,638)	(4,672,638)
Balance, December 31, 2012	5	$—	6,186,997	$619	$21,489,354	$(22,803,422)	$(1,313,449)

See accompanying notes to consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,672,638)	$(3,978,592)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	117,745	63,143
Stock-based compensation	181,610	75,950
Stock issued for payment of services	675,538	165,000
Provision for losses on accounts receivable	17,623	10,000
Loss on exchange of warrants	802,123	—
Change in fair value of derivatives, net	(711,379)	(332,484)
Impairment of intangible assets	48,249	—
Cash provided by (used for):
Accounts receivable, net	246,134	(309,461)
Prepaid expenses and other current assets	41,129	(140,960)
Accounts payable	83,292	393,394
Accrued expenses	38,911	143,424
Unearned revenue	7,346	(6,725)
Deferred rent	(10,830)	1,610
Net cash used for operating activities	(3,135,147)	(3,915,701)

Cash flows from investing activities:
Purchase of equipment	(11,303)	(3,051)
Purchase of intangible asset	—	(31,955)
Security deposits	11,990	(12,698)
Net cash provided by (used for) investing activities	687	(47,704)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	543,700	500,000
Proceeds from issuance of common and preferred stock and warrants, net	3,047,400	2,543,407
Proceeds from exercise of stock options	1,099	1,766
Payments on notes payable and capital leases	(25,070)	(359,596)
Net cash provided by financing activities	3,567,129	2,685,577

Net increase (decrease) in cash and cash equivalents	432,669	(1,277,828)
Cash and cash equivalents, beginning of year	225,277	1,503,105

Cash and cash equivalents, end of period	$657,946	$225,277

Supplemental cash flow information:
Cash paid during period for interest	$10,389	$22,894

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory notes	$27,776	$—
Value of common stock issued for deferred finance costs and future services	$10,688	$—
Fair value of warrants issued	$49,170	$1,084,970
Conversion of notes into common stock	$521,513	$—
Promissory note exchanged in financing arrangement	$—	$500,000
Acquisition of assets through capital lease	$—	$50,379
Liabilities assumed in customer list acquisition	$—	$91,810
See accompanying notes to consolidated financial statements.

IZEA, Inc.
Notes to Consolidated Financial Statements

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Reverse Merger and Recapitalization
IZEA, Inc. (the "Company"), formerly known as IZEA Holdings, Inc. and before that, Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, the Company completed a share exchange (see Note 7) pursuant to which it acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA"), which became its wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, the Company discontinued its former business and continued the social media sponsorship business of IZEA as its sole line of business. On November 23, 2011, the Company changed its name from "IZEA Holdings, Inc." to "IZEA, Inc." and the name of its subsidiary changed from "IZEA, Inc." to "IZEA Innovations, Inc." (collectively, the "Company"). The Company's headquarters are in Orlando, FL.

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

The Company believes it is a world leader in social media sponsorships ("SMS"), a rapidly growing segment within social media where a company compensates a social media publisher to share sponsored content within their social network. The Company accomplishes this by operating multiple marketplaces that include its premier platforms SocialSpark, SponsoredTweets and Staree, as well as its legacy platforms PayPerPost and InPostLinks. The Company recently launched a display advertising network to use within its platforms called IZEAMedia. The Company's advertisers include a wide range of small and large businesses, including Fortune 500 companies, as well as advertising agencies. The Company's premier platforms are the focus of its current business for which it is actively developing new features. The Company generates its primary revenue through the sale of SMS to its advertisers. The Company fulfills the SMS transaction through its marketplace platforms by connecting its social media publishers such as bloggers, tweeters and mobile application users with its advertisers.

Reverse Stock Split
On July 30, 2012, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 40 shares outstanding prior to the effective date of the reverse stock split. Additionally, the Company's total authorized shares of common stock were decreased from 500,000,000 shares to 12,500,000 shares and subsequently increased to 100,000,000 shares in February 2013 (see Note 11). All current and historical information contained herein related to the share and per share information for the Company's common stock or stock equivalents issued on or after May 12, 2011 reflects the 1-for-40 reverse stock split of the Company's outstanding shares of common stock that became market effective on August 1, 2012.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. as of the date of the reverse merger, and its wholly owned subsidiary, IZEA Innovations, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The opinion of the Company's independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The Company has incurred significant losses from operations since inception and has a working capital deficit of $1,334,937 and an accumulated deficit of $22,803,422 as of December 31, 2012.  Net losses for the years ended December 31, 2012 and December 31, 2011 were $4,672,638 and $3,978,592, respectively. The Company's ability to continue as a going concern is dependent upon raising capital from financing transactions. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Revenues generated from the Company's operations are not presently sufficient to sustain its operations. Therefore, the Company will need to raise additional capital to fund its operations and repay its $75,000 promissory note (see Note 4) through various

IZEA, Inc.
Notes to Consolidated Financial Statements

financing transactions in order to continue its operations. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. On February 4, 2013, the Company issued 773,983 shares of its common stock to settle the remaining balance owed of $112,150 on its $550,000 senior secured promissory note. On March 1, 2013, the Company secured a credit facility with Bridge Bank N.A. whereby it can receive advances up to $1.5 million based on 80% of eligible accounts receivable. The volatility and sharp decline in the trading price of the Company's common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that the Company will be successful in any future financing or that it will be available on terms that are acceptable.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities the Company may issue in future capital transactions may be more favorable for its new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash liabilities in connection with certain securities it may issue, such as convertible notes and warrants, which will adversely impact the Company's financial condition. The Company's ability to obtain needed financing may be impaired by such factors as the capital markets and its history of losses, which could impact the availability or cost of future financings. If the amount of capital the Company is able to raise from financing activities, together with its revenues from operations, is not sufficient to satisfy its capital needs, the Company may have to curtail its marketing and development plans and possibly cease operations.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of December 31, 2012. The reserve for doubtful accounts as of December 31, 2011 was $10,000. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense for the twelve months ended December 31, 2012 and 2011 was $17,623 and $14,115, respectively.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At December 31, 2012, two customers accounted for 46% of total accounts receivable in the aggregate, each of which accounted for more than 10% of the Company’s accounts receivable. At December 31, 2011, the Company had two different customers which accounted for 27% of total accounts receivable in the aggregate. The Company had no customers that accounted for more than 10% of its revenue during the twelve months ended December 31, 2012 and 2011.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Equipment	3 years
Furniture and fixtures	5 - 10 years
Software	3 years
Leasehold improvements	3 years

IZEA, Inc.
Notes to Consolidated Financial Statements

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is reported as other income or expense.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. After analyzing expected future cash flows from a customer list it acquired in 2011, the Company determined that the fair value of this asset exceeded its carrying value as of December 31, 2012 and recorded a $48,249 impairment on the value of its customer lists in general and administrative expenses in the accompanying statements of operations. Additionally, the Company estimated that its future cash flows from these customers would be minimal after one more year and therefore, determined that the remaining fair value of the asset should be amortized equally over the remaining estimated useful life of one year.

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser for the use of the Company's network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click, purchase, or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers ("Service Fee Revenue"). Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in the Company's platforms, early cash out fees if a publisher wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's websites and their request was completed and content listed, as applicable, by the Company's publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with the Company.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when the Company's publishers place targeted display advertising in blogs. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the years ended December 31, 2012 and 2011 were approximately $300,000 and $511,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent
The Company’s operating lease for its office facilities contained predetermined fixed increases of the base rental rate during the lease term which was recognized as rental expense on a straight-line basis over the lease term which ended in December 2012. The Company recorded the difference between the amounts charged to operations and amounts payable under the lease as deferred rent in the accompanying consolidated balance sheets.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing

IZEA, Inc.
Notes to Consolidated Financial Statements

authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2009 through 2011.

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

Fair Value of Financial Instruments
The Company’s financial instruments are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability and its compound embedded derivative as of December 31, 2012 (see Note 5).

IZEA, Inc.
Notes to Consolidated Financial Statements

Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair value measurement.

Significant unobservable inputs used in the fair value measurement of the compound embedded derivatives included the variable linked number of shares, the variable conversion price and the credit-risk adjusted yield.

The compound embedded derivatives are linked to a variable number of common shares based upon 90% of the Company's closing stock price. The number of linked shares will increase (decrease) as the trading market price decreases (increases). Also, the conversion price is variable and is based on 90% of the Company's closing stock price on the date of conversion. Significant increases (decreases) in the trading market price in the future would result in a significantly lower (higher) fair value measurement.

In developing our credit risk assumption, consideration was made of publicly available bond rates and US Treasury Yields; however, since the Company does not have a formal credit-standing, management estimated our standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s notes payable and capital lease obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2007 Equity Incentive Plan and the May 2011 and August 2011 Plans (together the "2011 Equity Incentive Plans") (see Note 7) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted on the OTCQB on the date of the agreement.  Prior to April 1, 2012, due to limited trading history and volumes, the Company estimated the fair value of its common stock using recent independent valuations or the value paid in the most recent equity or financing transactions. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2007 and the 2011 Equity Incentive Plans during the twelve months ended December 31, 2012 and 2011:

	Twelve Months Ended
2007 Equity Incentive Plan Assumptions	December 31, 2012	December 31, 2011
Expected term	n/a	5 years
Weighted average volatility	n/a	54.96%
Weighted average risk free interest rate	n/a	2.36%
Expected dividends	n/a	—

	Twelve Months Ended
2011 Equity Incentive Plan Assumptions	December 31, 2012	December 31, 2011
Expected term	5 years	5 years
Weighted average volatility	54.89%	55.05%
Weighted average risk free interest rate	0.75%	1.84%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change,

IZEA, Inc.
Notes to Consolidated Financial Statements

and also impact the amount of unamortized compensation expense to be recognized in future periods.    Current average expected forfeiture rates were 50.21% during the twelve months ended December 31, 2012 and 2011.

Non-Employee Stock-Based Compensation
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable.

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

NOTE 2.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2012	December 31, 2011
Furniture and fixtures	$153,521	$144,512
Office equipment	23,400	23,400
Computer equipment	110,568	111,339
Computer software	—	12,292
Leasehold improvements	—	35,950
Total	287,489	327,493
Less accumulated depreciation and amortization	(173,732)	(175,059)
Property and equipment, net	$113,757	$152,434

Computer equipment includes items under capital leases totaling $87,840 as of December 31, 2012 and 2011. Accumulated amortization relating to equipment under capital leases totaled $55,008 and $25,728 as of December 31, 2012 and 2011, respectively. Depreciation and amortization expense on property and equipment recorded in general and administrative expense in the accompanying statements of operations was $49,980 and $41,915 for the twelve months ended December 31, 2012 and 2011, respectively.

NOTE 3.     INTANGIBLE ASSETS

Loan Acquisition Costs
In conjunction with the issuance of note payables in 2012 and 2008 (see Note 4), the Company incurred $27,800 and $12,650, respectively in legal fees. These costs were capitalized as loan acquisition costs and are amortized over the term of the debt using the effective interest method. Amortization of loan costs included in interest expense in the accompanying statements of operations was $25,923 and $3,795 in the twelve months ended December 31, 2012 and 2011, respectively. The remaining value of loan costs as of December 31, 2012 is $1,877.

IZEA, Inc.
Notes to Consolidated Financial Statements

Customer List Acquisition
In July 2011, the Company acquired a network of customers that included approximately 12,000 advertisers and 20,000 Twitter publishers in 143 countries from Magpie & Friends Ltd., a private limited company organized under the laws in England and Wales. The Company recorded total costs of $125,525 for the purchase of these customers including the issuance of warrants to acquire 250 shares of common stock valued at $1,760. In December 2012, after analyzing expected future cash flows the customer list it acquired in 2011, the Company determined that the fair value of this asset exceeded its carrying value as of December 31, 2012 and recorded a $48,249 impairment on the value of the customer lists in general and administrative expenses in the accompanying statements of operations. Additionally, the Company estimated that its future cash flows from these customers would be minimal after one more year and, therefore, determined that the remaining fair value of $18,000 should be amortized equally over the remaining estimated useful life of one year. Amortization of asset costs included in general and administrative expense in the accompanying statements of operations was $41,842 and $17,434 for the twelve months ended December 31, 2012 and 2011. Future amortization costs are estimated to be $19,877 in 2013.

Net intangible assets consists of the following:

	December 31, 2012	December 31, 2011
Loan acquisition costs	$27,800	$—
Customer lists	125,525	125,525
Total	153,325	125,525
Less impairment on customer lists	(48,249)	—
Less accumulated amortization	(85,199)	(17,434)
Intangible assets, net	$19,877	$108,091

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

In conjunction with the issuance of the Note Payable, IZEA also issued initial warrants to purchase 2,216 shares of Series A common stock, immediately exercisable, at an exercise price of $0.2039 per share. Per the terms of the Note Payable, IZEA also issued 1,108 additional warrants, containing similar terms as the initial warrants, for a total of 3,324 warrants issued under the Note Payable. The fair value associated with the warrants was not recorded since the amount was insignificant to the financial statements. The warrants expire on July 15, 2015 and automatically convert to common stock on this date if the fair market value of the Company’s common stock is greater than the warrant exercise price. Upon closing of the exchange on May 12, 2011 (see Note 7), the Company assumed these outstanding warrants of IZEA and authorized the issuance of replacement warrants to purchase 84 shares of its common stock at an exercise price of $8.16 per share.

Bridge Notes
On May 11, 2011, IZEA sold an aggregate $500,000 principal amount of 6% secured promissory notes (“Bridge Notes”) in a private placement transaction. The purchasers of Bridge Notes paid an aggregate gross purchase price of $500,000 for such Bridge Notes. The Bridge Notes were paid in full through their exchange into 50 Units in the May 2011 Offering as described in Note 7.

Convertible Notes Payable – Related Parties
On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of its existing shareholders.  In connection with the note, the Company incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the note matured on February 2, 2013. The note may be prepaid by the Company at any time. The obligations under the note are first priority senior secured obligations (subject to an equipment lease) and are secured by substantially all of the Company's assets. The face value of the note may be exchanged at the option of the holders into the applicable dollar amount of equity securities issued by the Company in a subsequent financing. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of the Company's common stock on the trading day prior to the date that the note becomes convertible, subject to further adjustment in

IZEA, Inc.
Notes to Consolidated Financial Statements

the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like, without limitation on the number of shares that could potentially be issued. The Company is further subject to certain liquidated damages if it fails to timely effectuate a conversion under the terms of the note. Until such time that the note is no longer outstanding, without the consent of the holders, the Company was prohibited from incurring certain debt, selling any account receivable or declaring any dividend. From October 2012 through December 2012, the noteholders of this promissory note, converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. This note had a carrying balance of $106,355 with a 12.78% effective rate of interest and an unamortized discount of $5,795 remaining as of December 31, 2012. The note was fully amortized and on February 4, 2013, the Company satisfied all of its remaining obligations under this note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. In accordance with accounting standards for classification of debt, the Company has reflected the balance of this note as a long term liability as of December 31, 2012 since it was converted to equity and will not require the use of working capital in the future.

On May 4, 2012, the Company issued a 30-day promissory note to two of its existing shareholders in the principal amount of $75,000, incurring $6,000 in expenses for legal fees, which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. The note bears interest at a rate of 8% per annum. The noteholders did not elect to convert this note and the Company was not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note is currently in default bearing interest at the default rate of 18% per annum. The amount owed on this note as of December 31, 2012 was $75,000, plus $4,007 in accrued interest.

Proceeds from the note financings were allocated first to the embedded conversion option (see Note 5) that required bifurcation and recognition as a liability at fair value and then to the carrying value of the notes. The carrying value of the notes is subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method. During the twelve months ended December 31, 2012 and 2011, interest expense on the notes amounted to $79,488 and $13,466, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the twelve months ended December 31, 2012 and 2011, interest expense related to the amortization of finance costs amounted to $25,923 and $3,795, respectively.

NOTE 5.     DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company entered into financing transactions during the years ended December 31, 2012 and 2011that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in the Company's financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income in the period of change. Accordingly, all income and expense amounts discussed below are reflected in the Company's consolidated statements of operations in other income under loss on exchange of warrants or change in fair value of derivatives.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants and convertible promissory notes for the years ended December 31, 2012 and 2011.

IZEA, Inc.
Notes to Consolidated Financial Statements

	Linked Common Shares to Derivative Warrants	Warrant Liability	Linked Common Shares to Promissory Notes	Compound Embedded Derivatives
Balance, December 31, 2010	—	$—	—	$—
Issuance of warrants with preferred stock financing - May 2011 Offering	153,882	$1,083,210	—	$—
Issuance of warrants in purchase of intangible assets	250	$1,760	—	$—
Change in fair value of derivatives		$(332,484)	—	$—
Balance, December 31, 2011	154,132	$752,486	—	$—
Issuance of $550,000 promissory note with compound embedded derivative - February 3, 2012	—	—	23,416	12,151
Issuance of $75,000 promissory note with compound embedded derivative - June 6, 2012	—	—	26,042	15,625
Issuance of warrants to underwriters - September 11, 2012	110,000	49,170	—	—
Exchange of warrants for common stock	(135,782)	(19,823)	—	—
Conversion of notes into common stock	—	—	(2,069,439)	(83,663)
Change in fair value of derivatives	—	(779,083)	2,557,127	67,704
Balance, December 31, 2012	128,350	$2,750	537,146	$11,817

The Company calculated the fair value of its warrant liability and compound embedded derivatives using the valuation methods and inputs described below.

Derivative Warrants
On September 11, 2012, the Company closed on a public offering of 2,200,000 shares of its common stock at an offering price of $1.00 per share and issued warrants to the underwriter to purchase 110,000 shares of common stock, which had a fair value of $49,170 (see Note 7). The Company determined that these warrants required classification as a liability and recorded this value on the balance sheet as a Warrant Liability.

In applying current accounting standards to the 153,882 warrant shares issued in the May 2011 Offering, the 110,000 warrant shares issued in the September 2012 public offering (see Note 7) and the 250 warrant shares issued in July 2011 during a customer list acquisition (see Note 3), the Company determined that the warrants require classification as a liability due to certain registration rights and listing requirements in the agreement.

The Company recorded income resulting from the change in the fair value of the warrants during the twelve months ended December 31, 2012 and 2011 in the amount of $779,083 and $332,484, respectively.

From May through August 2012, pursuant to separate private transactions with twenty-four warrant holders, the Company redeemed warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemptions were treated as an exchange wherein the $821,946 fair value of the newly issued common stock was recorded and the difference between that and the $19,823 carrying value of the warrants received in the exchange is recorded in the Company's consolidated statements of operations in other income under loss on exchange of warrants. As a result of the exchange, the Company recognized a loss on the exchange of these warrants in the amount of $802,123 during the twelve months ended December 31, 2012.

The derivative warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique are as follows:

IZEA, Inc.
Notes to Consolidated Financial Statements

	Inception Dates
Binomial Assumptions	May 24 and 26, 2011	August 15, 2011	September 11, 2012	December 31, 2011	December 31, 2012
Fair market value of asset (1)	$13.20	$13.20	$0.95	$12.50	$0.22
Exercise price	$20.00	$20.00	$1.25	$20.00	$1.25
Term (2)	5.0 years	5.0 years	5.0 years	4.4--4.6 Years	4.7 years
Implied expected life (3)	4.9 years	4.9 years	4.9 years	4.4--4.6 Years	4.6 years
Volatility range of inputs (4)	64.4%--95.8%	61.9%--94.7%	50.9%--86.3%	63.4%--92.2%	45.82%--84.21%
Equivalent volatility (3)	76.90%	75.20%	65.31%	74.2%	60.20%
Risk-free interest rate range of inputs (5)	0.11%--1.81%	0.08%--0.99%	0.02%--0.96%	0.02%--0.83%	0.11%--0.72%
Equivalent risk-free interest rate (3)	0.50%	0.33%	0.22%	0.27%--0.31%	0.32%
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

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 and its $75,000 convertible promissory note as modified on June 6, 2012 (see Note 4) required bifurcation and liability classification as derivative financial instruments as they were not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. From October 2012 through December 2012, the noteholders on the Company's $550,000 senior secured promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. The Company recorded the related $83,663 value of the compound embedded derivative on the converted portion as a charge to additional paid-in capital. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the twelve months ended December 31, 2012 in the amount of $67,704.

The Monte Carlo Simulation (“MCS”) technique was used to calculate the fair value of the compound embedded derivatives because it provides for the necessary assumptions and inputs. The MCS technique, which is an option-based model, is a generally accepted valuation technique for valuing embedded conversion features in hybrid convertible notes, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that the Company agrees would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. In addition to the typical assumptions in a closed-end option model, such as volatility and a risk free rate, MCS incorporates assumptions for interest risk, credit risk and redemption behavior. In addition, MCS breaks down the time to expiration into potentially a large population of time intervals and steps. However, there may be other circumstances or considerations, other than those addressed herein, that relate to both internal and external factors that would be considered by market participants as it relates specifically to the Company and the subject financial instruments. The effects, if any, of these considerations cannot be reasonably measured, quantified or qualified.

The following table shows the summary calculations arriving at the compound embedded derivative values as of February 3, 2012, June 6, 2012 and December 31, 2012. See the assumption details for the composition of these calculations.

IZEA, Inc.
Notes to Consolidated Financial Statements

Compound Embedded Derivative	February 3, 2012	June 6, 2012	December 31, 2012
Notional amount	$505,785	$75,000	$106,355
Conversion price	21.60	2.88	0.20
Linked common shares (1)	23,416	26,042	537,146
MCS value per linked common share (2)	0.52	0.60	0.02
Total	$12,151	$15,625	$11,817

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

Significant inputs into the Monte Carlo Simulation used to calculate the compound embedded derivative values as of February 3, 2012, June 6, 2012 and December 31, 2012 are as follows:

	Inception Date	Inception Date
Monte Carlo Assumptions	February 3, 2012	June 6, 2012	December 31, 2012
Fair market value of asset (1)	$12.50	$3.20	$0.22
Conversion price	$21.60	$2.88	$0.20
Term (2)	.5 - 1 year	0.60 years	0.09 years
Implied expected life (3)	0.74 years	0.58 years	0.09 years
Volatility range of inputs (4)	44.23%--70.30%	53.54%--68.00%	16.12%--40.17%
Equivalent volatility (3)	55.9%	59.2%	30.7%
Risk adjusted interest rate range of inputs (5)	10.00%--30.95%	7.62%--12.33%	10.00%
Equivalent risk-adjusted interest rate (3)	16.43%	9.33%	10.00%
Credit risk-adjusted interest rate (6)	12.71%	15.74%	15.63%

(1)  The fair market value of the asset was determined by management using all available information including, but not limited to, the trading market price and the actual, negotiated prices paid by a private investor in December 2011.

(2)  The term is the contractual remaining term, allocated among twelve equal intervals for purposes of calculating other inputs, such as volatility and risk-free rate.

(3)  The implied expected life, and equivalent volatility and risk-free risk-adjusted interest rate amounts are derived from the MCS.

(4)  The Company does not have a market trading history upon which to base its forward-looking volatility. Accordingly, the Company selected peer companies that provided a reasonable basis upon which to calculate volatility for each of the intervals described in (1) above.

(5) CED's bifurcated from debt instruments are expected to contain an element of market interest risk. That is, the risk that market driven interest rates will change during the term of a fixed rate debt instrument.

IZEA, Inc.
Notes to Consolidated Financial Statements

(6) The Company utilized a yield approach in developing its credit risk assumption. The yield approach assumes that the investor's yield on the instrument embodies a risk component, generally, equal to the difference between the actual yield and the yield for a similar instrument without regard to risk.

NOTE 6.      COMMITMENTS & CONTINGENCIES

Lease Commitments
Operating Leases
In December 2012, the Company moved its corporate headquarters to 1000 Legion Place, Suite 1600, in Orlando, Florida upon the expiration of its former lease. The Company entered into a one year sub-lease agreement for these premises with total rent owed of $85,000 payable in two equal installments.

In July 2011, the Company entered into three separate agreements to rent satellite sales office space in New York City, Chicago and Los Angeles through short-term rental agreements. The leases for Chicago and Los Angeles expired in 2012 and the lease for New York City is continuing on a month-to-month basis after its initial term of one year ended on July 31, 2012. The Company is obligated to pay applicable sales taxes and utilities along with the monthly rental payment.

Capital Leases
During 2010 and 2011, the Company entered into capital leases for equipment which expire in June 2012 and August 2014, respectively. The balance outstanding under the leases are disclosed in the current and long-term portion of capital lease obligations on the accompanying balance sheet was $27,850 and $52,920 at December 31, 2012 and December 31, 2011, respectively. See Note 2 for more information on the Company's equipment under capital leases.

A summary of future minimum lease payments under the Company's non-cancelable leases as of December 31, 2011 is as follows:

Year ending December 31:	Capital Leases	Operating Leases
2013	$21,599	$81,458
2014	10,799
Total minimum lease payments	32,398	$81,458
Less amount representing interest	(4,548)
Total principal lease payments	27,850
Less current maturities	(17,638)
Total long term obligations	$10,212

Total rent expense recorded in general and administrative expense in the accompanying statements of operations was approximately $329,000 and $287,000 for the twelve months ended December 31, 2012 and 2011, respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after 2 years of service. During the twelve months ended December 31, 2012 and 2011, the Company incurred $40,405 and $20,239, respectively, in expense for matching employer contributions.

Litigation
From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may harm the Company's business.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas accusing the Company of infringing a patent related to peer-to-peer advertising between mobile communication devices seeking unspecified damages. The Company made a request that the Texas court transfer the matter to the Middle District of Florida, but no ruling has yet been made on that motion. At this stage, the Company does not have an estimate of the likelihood or the amount of any potential exposure to it. The Company believes that there is no merit to this suit and intends to vigorously defend itself.

IZEA, Inc.
Notes to Consolidated Financial Statements

The Company is currently not aware of any other legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on its operations or financial position.

NOTE 7.       STOCKHOLDERS' DEFICIT

Share Exchange and Cancellation
Pursuant to the Share Exchange Agreement on May 12, 2011 (the "Exchange") between the Company and the shareholders of IZEA, all of the issued and outstanding capital stock of IZEA was transferred to the Company in exchange for 562,500 shares (approximately 64.29%) of the Company's common stock. Additionally, immediately prior to the exchange, IZEA had outstanding options to purchase an aggregate of 3,712,365 shares of Series A common stock and outstanding warrants to purchase 3,324 shares of Series A common stock. Upon closing of the Exchange, the Company assumed the outstanding options of IZEA and authorized the issuance of 92,823 replacement options to these option-holders pursuant to the Company's 2011 Equity Incentive Plan. Furthermore, upon closing of the Exchange, the Company assumed the outstanding warrants of IZEA and authorized the issuance of replacement warrants to purchase 84 shares of its common stock to the former warrant-holder.

Immediately following the closing of the Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-exchange assets and liabilities to a wholly-owned subsidiary, RTL Holdings, Inc. and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of RTL Holdings, Inc. to Anthony Barron, the Company's former officer and director, in exchange for the cancellation the Company's common stock he owned. Immediately after the exchange and cancellation, the Company had 312,500 shares of common stock outstanding plus the 562,500 shares issued to the IZEA shareholders for a total of 875,000 shares of common stock issued and outstanding as of May 12, 2011.

Authorization of Convertible Preferred Stock
In May 2011, the Board of Directors designated 240 shares of its Preferred Stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 758 shares of common stock at the option of the preferred holder and does not have a redemption feature.

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

As a result of the May 2011 Offering, Investors who purchased 230 Units elected to receive preferred stock and Investors who purchased 103 Units elected to receive common stock. Accordingly, the Company issued (i) 78,030 shares of common stock, (ii) 230 shares of Series A preferred stock, which are linked by conversion to 174,243 shares of common stock, and (iii) 333 warrant contracts which had a fair value of $1,065,610 and are linked by exercise to an aggregate of 151,382 shares of common stock.

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

In May and June 2012, in accordance with the terms of the May 2011 Offering financing documents, Investors converted 225 shares of the Series A preferred stock into 170,455 shares of common stock. As of December 31, 2012, only 5 shares of the Series A preferred stock remained outstanding.

From May through August 2012, pursuant to separate private transactions with twenty four warrant holders, the Company redeemed warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares without the Company receiving any further cash consideration. These transactions were effected in order to reduce the substantial overhang represented by the warrants issued in the May 2011 Offering. As a result of the exchange, the Company recognized a loss on the exchange of these warrants in the amount $802,123 during the twelve months ended December 31, 2012 (see Note 5).

On May 8 and 15, 2012, the Company sold a total of 274,224 shares of its common stock at a purchase price of $5.00 per share, receiving gross proceeds of $1,371,120, in a private placement to accredited investors, pursuant to the terms of a Common Stock

IZEA, Inc.
Notes to Consolidated Financial Statements

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

On August 6, 2012, Brian W. Brady, a private investor who became a director of the Company on August 7, 2012, made a private investment of $100,000 for the purchase of 41,667 shares of the Company's common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if the Company's future public offering as discussed below was priced and sold below $2.40 per share within 120 days following the closing of his investment, the Company would issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $0.50 per share. Mr. Brady also received 35,000 shares of the Company's restricted common stock and received a $10,000 cash finance fee upon the closing of the public offering. On September 11, 2012, the Company issued an additional 69,445 shares of common stock to Mr. Brady, so that he received a total of 111,112 shares at an effective price of $0.90 per share.

On September 11, 2012, the Company closed on a public offering of 2,200,000 shares of its common stock at an offering price of $1.00 per share, receiving gross proceeds of $2,200,000. In connection with the September 2012 offering, the Company incurred expenses of $502,858 for underwriter fees, legal and other expenses. Accordingly, net cash proceeds from the September 2012 offering amounted to $1,697,142. Additionally, the Company issued warrants to the underwriter to purchase 110,000 shares of common stock, which had a fair value of $49,170 that was recorded as an additional cost of the offering. The warrants are fully exercisable after August 23, 2013 at an exercise price of $1.25 per share and expire on August 23, 2017.

Convertible Securities
From October 2012 through December 2012, the noteholders on the Company's $550,000 senior secured promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. The Company recorded the related $83,663 value of the compound embedded derivative on the converted portion as a charge to additional paid-in capital.

Stock Issued for Services
On May 24, 2011, the Company entered into an investor relations agreement, as amended, with a consulting company to provide investor relations services, including an investor marketing campaign, during 2011. In accordance with the agreement, the Company paid $1,190,000 in cash with proceeds from the May 2011 Offering and issued 12,500 shares of common stock valued at $165,000 based on $13.20 per common share in August 2011.  The Company subsequently received a refund of $175,000 so that the net expense for these services recorded in general and administrative expense in the accompanying statements of operations in 2011 was $1,180,000.

Stock Options
In February 2007, the board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed the Company to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with a share exchange on May 12, 2011, all of the outstanding stock options to purchase 3,712,365 shares of Series A common stock under the 2007 Plan were canceled, effectively terminating the 2007 Plan. The Company simultaneously issued new stock options for 92,823 shares of common stock to the same employees under a new 2011 Equity Incentive Plan of IZEA, Inc. adopted on May 12, 2011 (the “May 2011 Plan”). The cancellation and replacement of the stock options under the 2007 Plan were accounted for as a modification of the terms of the canceled awards. There was a minimal incremental difference required to be recorded on 2,743 shares where the fair value of the replacement options exceeded the fair value of the canceled options at the date of cancellation and replacement. On May 25, 2012, upon consent from holders of a majority of the Company's outstanding voting capital stock, the Company increased the number of common shares available for issuance under the May 2011 Plan from 177,500 to 613,715 shares. On May 25, 2012, the Board approved a cancellation of stock options for 82,542 shares of common stock granted to its three executive officers with an average exercise price of $20.00 per share, expiring in May 2016. These

IZEA, Inc.
Notes to Consolidated Financial Statements

options were subsequently reissued with an exercise price of $6.00 per share (110% of the closing stock price on such date) expiring on May 25, 2017. The modification of these options did not result in any incremental compensation cost. As of December 31, 2012, 354,477 option shares have been granted and are outstanding and 1,234 have been exercised, leaving an aggregate of 258,004 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of December 31, 2012, 37,500 option shares have been granted and are outstanding, leaving 50,000 shares of common stock available for for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, the board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the board of directors at the time of grant, the right to purchase shares covered by any options under the May and August 2011 Plans typically vest over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following 3 years. The term of the options is up to 10 years. The Company issues new shares to the optionee for any stock awards or options exercised pursuant to its equity incentive plans.

A summary of option activity under the 2007 Plan for Series A common stock from January 1, 2011 through May 12, 2011, the date the 2007 Plan was canceled, is presented below:

2007 Plan
Options	Series A Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	69,970	$1.08	2.00
Granted	3,788,620	0.03
Exercised	(13,497)	0.03
Forfeited	(132,728)	0.03
Canceled	(3,712,365)	0.05
Outstanding at May 12, 2011 (date Plan was canceled)	—	$—	—

During the year ended December 31, 2011, there were options exercised into 13,497 shares of the Company's Series A common stock for cash proceeds of $404 respectively. There was no intrinsic value on the options exercised during the year ended December 31, 2011.

A summary of option activity under the May and August 2011 Plans for the years ended December 31, 2012 and 2011 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2010	—	$—
Granted	119,707	17.09
Exercised	(683)	2.00
Forfeited	(4,579)	6.18
Outstanding at December 31, 2011	114,445	$17.61	4.4
Granted	378,293	5.74
Exercised	(551)	2.00
Forfeited	(100,210)	18.81
Outstanding at December 31, 2012	391,977	$5.87	4.3

Exercisable at December 31, 2012	83,350	$6.04	4.3

IZEA, Inc.
Notes to Consolidated Financial Statements

During the twelve months ended December 31, 2011, options were exercised into 683 shares of the Company's common stock for cash proceeds of $1,362. The intrinsic value of these options was $7,568. During the twelve months ended December 31, 2012, options were exercised into 551 shares of the Company's common stock for cash proceeds of $1,099. The intrinsic value of these options was $5,769. There is no aggregate intrinsic value on the outstanding or exerciable options as of December 31, 2012 since the weighted average exercise price exceeded the fair value on such date. In March 2012, the Company modified one employee option agreement whereby it accelerated the vesting on all the remaining 2,329 unvested shares to current day and it extended the exercise period post termination from 90 days to 180 days. The modification resulted in an incremental difference of $11,744 that was recorded and included in stock-based compensation expense during the twelve months ended December 31, 2012.

The following table contains summarized information related to nonvested stock options during the years ended December 31, 2012 and 2011 under the May and August 2011 Plans:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2010	—	$—
Granted	119,707	2.13
Vested	(57,969)	1.52
Forfeited	(4,222)	2.27
Nonvested at December 31, 2011	57,516	$2.73	2.5
Granted	378,293	2.17
Vested	(83,429)	2.26
Forfeited	(43,753)	2.78
Nonvested at December 31, 2012	308,627	$2.17	2.9

Total stock-based compensation expense recognized on awards outstanding during the twelve months ended December 31, 2012 and 2011 was $181,610 and $75,950, respectively. Future compensation related to nonvested awards expected to vest of $278,654 is estimated to be recognized over the weighted-average vesting period of 3 years.

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

The following tables contain summarized information about nonvested restricted stock outstanding at December 31, 2012:

Restricted Stock	Common Shares
Nonvested at December 31, 2011	—
Granted	312,387
Vested	(263,805)
Forfeited	—
Nonvested at December 31, 2012	48,582

Total stock-based compensation expense recognized for restricted awards issued for services during the twelve months ended December 31, 2012 was $675,538 of which $313,435 is included in sales and marketing expense, $356,103 is included in general

IZEA, Inc.
Notes to Consolidated Financial Statements

and administrative expense and $6,000 is included in interest expense on the consolidated statements of operations. The fair value of the services are based on the value of the Company's common stock over the term of service. Future compensation related to nonvested restricted awards expected to vest and amortization of deferred finance costs of $10,688 is estimated to be recognized over the remaining individual vesting periods of up to six months.

NOTE 8.     INCOME TAXES

The components of the Company’s net deferred income taxes are as follows (rounded):

	Twelve Months Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$8,457,000	$6,836,000
Accrued expenses	32,000	37,000
Depreciation and amortization	19,000	(2,000)
Stock option and warrant expenses	51,000	3,000
Other	2,000	10,000
Gross deferred income tax assets	8,561,000	6,884,000
Valuation allowance	(8,561,000)	(6,884,000)
Total deferred income tax assets	$—	$—

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended December 31,
	2012	2011
Federal income tax at statutory rates	(34.0)%	(34.0)%
Change in deferred tax asset valuation allowance	35.9%	39.8%
Deferred state taxes	(3.5)%	(3.8)%
Non-deductible expenses:
Meals & entertainment	0.2%	0.1%
Other	1.4%	(2.1)%
Income taxes (benefit) at effective rates	—%	—%

The Company has incurred net losses since inception. At December 31, 2012, the Company had approximately $22,526,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various amounts between the years of 2026 and 2032. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 limitations as a result of the substantial issuances of common stock in 2012. The change in valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $1,677,000 and $1,583,000, respectively, resulting primarily from net operating losses generated during the periods.

NOTE 9.    LOSS PER COMMON SHARE

Net losses were reported during the twelve months ended December 31, 2012 and 2011.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Twelve Months Ended December 31,
	2012	2011
Stock options	391,977	114,445
Warrants	128,434	154,216
Potential conversion of Series A convertible preferred stock	3,788	174,243
Potential conversion of promissory note payable	537,146	—
Total excluded shares	1,061,345	442,904

NOTE 10.     RELATED PARTY TRANSACTIONS

As part of the Company’s May 2011 Offering, as more fully discussed in Note 7, the Company sold an aggregate of $50,000 worth of Units to Edward H. (Ted) Murphy, the Company's President and Chief Executive Officer and an entity under his control.

On August 1, 2012, Mr. Murphy purchased 8,000 shares of the Company's common stock directly from the Company in a private transaction approved by disinterested members of the Company's board of directors. Mr. Murphy paid a total purchase price of $19,200 or $2.40 per common share, the market price on August 1, 2012.

On August 6, 2012, Ryan S. Schram, the Company's Chief Operating Officer, purchased 8,000 shares of the Company's common stock directly from the Company in a private transaction approved by the Company's board of directors. Mr. Schram paid a total purchase price of $19,200 or $2.40 per common share, the market price on August 6, 2012.

On August 6, 2012, Brian W. Brady, a private investor who became a director of the Company on August 7, 2012, made a private investment of $100,000 for the purchase of 41,667 shares of the Company's common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if the Company's future public offering as discussed below was priced and sold below $2.40 per share within 120 days following the closing of his investment, the Company would issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $0.50 per share. Mr. Brady also received 35,000 shares of the Company's restricted common stock and received a $10,000 cash finance fee upon the closing of the public offering. On September 11, 2012, the Company issued an additional 69,445 shares of common stock to Mr. Brady, so that he received a total of 111,112 shares at an effective price of $0.90 per share.

On December 26, 2012, Mitchel Laskey was elected to the Company's Board of Directors. He was then appointed as the Chairman of the Board and Chairman of the Audit Committee. Upon his appointment, the Board approved a twelve month compensation arrangement whereby Mr. Laskey will receive $10,000 cash per month, 60,000 restricted stock units in January 2013, 60,000 restricted stock units on June 27, 2013 and up to 120,000 additional restricted stock units to be issued at the discretion of the disinterested members of the compensation committee for Mr. Laskey's service as Chairman of the Board.

NOTE 11.  SUBSEQUENT EVENTS

No material events have occurred since December 31, 2012 that require recognition or disclosure in the financial statements, except as follows:

The Company entered into an agreement with a firm who will provide investor relations services for the Company for twelve months beginning January 3, 2013. In accordance with the agreement, the Company will pay the firm $4,000 per month for twelve months beginning January 2013 and will issue 100,000 shares of common stock on or before January 15, 2013 and another 100,000 shares of common stock on or before July 15, 2013.

On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share.

On February 6, 2013, the Company's Board of Directors and holders of a majority of the outstanding shares of common stock of the Company approved an increase in the number of authorized shares of common stock of the Company from 12,500,000 shares to 100,000,000 shares (the “Share Increase”). The Company amended its Articles of Incorporation to effect the Share Increase by filing a Certificate of Amendment with the Nevada Secretary of State on February 11, 2013. Additionally, on February 6, 2013, the Board amended its May 2011 Plan to increase the number of common shares available for issuance thereunder from 613,715 shares to 11,613,715 shares.

On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum advance of $1.5 million. The agreement requires the Company to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then the Company will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). As of March 22, 2013, the Company had $185,470 outstanding under this agreement.

On March 18, 2013, the Company entered into an agreement with a consultant to provide business advisory and support services. In exchange for the services, the Company granted the consultant a stock option to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. The option vests in equal quarterly installments of 62,500 over 4 years beginning on March 18, 2013 and expires 10 years after the date of grant. Additionally, the Company will accrue a fee of $10,000 per month that will become due and payable after the Company raises gross proceeds of at least $1,000,000 through new debt or equity financing. This agreement may be terminated at any time by either party without penalty and all accrued but unpaid fees will be immediately due and payable. Upon a termination of the consulting agreement, the option agreement will be canceled as to any unvested options and all accrued and vested options will be deemed as earned and owed.

ITEM 9 – CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K as of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions;
(ii) provide reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

NONE

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees
The names and ages of our executive officers, directors and key employees, and their positions with us, are as follows:

Name	Age	Position
Mitchel J. Laskey	63	Director, Chairman of the Board
Edward H. (Ted) Murphy	36	Founder, President, Chief Executive Officer and Director
Donna L. Mackenzie	52	Chief Financial Officer, Secretary and Treasurer
Ryan S. Schram	32	Chief Operating Officer and Director
Brian W. Brady	54	Director
Daniel R. Rua	44	Director
Tom Geraghty	49	Senior Vice President of Products and Partnerships

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers, directors and key employees are as follows:

Executive Officers

Edward H. (Ted) Murphy, Founder, President, Chief Executive Officer and Director, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the SMS industry. As the Founder, President and Chief Executive Officer, Mr. Murphy leads our company, both with his day-to-day operational leadership and with his strategic vision for the company and its products. His efforts have received recognition from media outlets including The Wall Street Journal, CNBC, Wired, USA Today, Forbes, The New York Times, Business Week, PC World, CNN Money, Fortune, Fortune Small Business and Business 2.0. In addition to media coverage, Mr. Murphy has spoken and keynoted panels at a variety of events including Blog World Expo, Always On, Florida Venture Forum, SMX and Dow Jones Venture One Summit. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy was appointed as a director based on his extensive SMS industry knowledge and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Donna L. Mackenzie, Chief Financial Officer, Secretary and Treasurer,  joined us in September 2007, as a senior executive leading our financial, operational and customer service areas. Ms. Mackenzie was previously the Senior Vice President and Chief Financial Officer of Channel Intelligence, Inc. from 2003 to June 2007. Ms. Mackenzie currently serves as the President of the Central Florida Chapter of Financial Executives Institute (FEI), and also serves as a member at large of Council for the American Institute of Certified Public Accountants (AICPA). She is a licensed Certified Public Accountant in the State of Florida. Ms. Mackenzie holds a B.B.A. degree in accounting from the University of Alaska, Anchorage. Ms. Mackenzie brings transactional expertise in mergers and acquisitions, equity offerings and bank financings.

Ryan S. Schram, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading our client development, account management, brand marketing, public relations and publisher alliance organizations. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at ePrize, the industry leader in integrated engagement marketing.  Prior to that, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive.  Mr. Schram holds a B.A. degree in management from the Eli Broad College of Business at Michigan State University.

Directors

Mitchel J. Laskey, Director and Chairman of the Board, was appointed to our Board of Directors and named as our Chairman of the Board on December 26, 2012.  For more than 30 years, Mr. Laskey has held executive leadership positions for public and private companies in a variety of industries, including healthcare, electronics manufacturing, physical security and transportation, and he is currently an independent business adviser. From October 2006 to December 2012, Mr. Laskey was the President, CEO and Chairman of Brijot Imaging Systems, Inc., a leader in passive millimeter wave technology for the physical security screening and detection market. A graduate of the University of South Florida (B.A. degree in accounting and marketing), Mr. Laskey is a Certified Public Accountant and currently serves or has served on the boards of numerous nonprofit, private and public companies, including CNL Bank (a Florida community bank with $1.4 billion in assets) and Dynamic Healthcare Technologies, Inc. (Nasdaq: DHTI). Mr. Laskey is well qualified to serve as our Chairman due to his substantial knowledge and more than 30 years of working experience in operational leadership and corporate controls and governance.

Brian W. Brady, Director, joined our board of directors on August 7, 2012. Mr. Brady is the Founder and Chief Executive Officer of Northwest Broadcasting, Inc., which owns and operates seven television stations including FOX affiliates in four U.S. markets, since 1995. Mr. Brady has also been the President of Eagle Creek Broadcasting, which owns and operates a CBS affiliate in Laredo, Texas, since 2002. Mr. Brady served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. The FOX Affiliate Board is a representative body of independent stations affiliated with the FOX Network, part of News Corporation. He currently serves on the Boards of the National Association of Broadcasters (NAB) and Syncbak, Inc. Mr. Brady previously served on the board of directors of The Ferris Foundation and Saga Communications, a publicly-traded media company. Mr. Brady holds a B.S. degree in advertising from Ferris State University. Mr. Brady was selected to serve as a member of our board of directors due to his more than 25 years of experience in the multi-media industry making his input invaluable to us as we expand our portfolio of clients and platform offerings.

Daniel R. Rua, Director, rejoined our board of directors on July 31, 2012. Mr. Rua was previously our executive Chairman from September 2006 to May 2011 and an early investor in our predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund, since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley's early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led internet protocol development at IBM's Networking Labs in Research Triangle, from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo), and serves other board and operating roles as part of his technology investing. Mr. Rua holds a B.S. degree in computer engineering from the University of Florida. He also earned a J.D. from the University of North Carolina School of Law and an M.B.A. from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua was selected to serve as a member of our board of directors due to his extensive knowledge of our products and services as a former director, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

Key Employees

Tom Geraghty, Senior Vice President of Products and Partnerships, joined us in July 2012 and leads our product development, software engineering and strategic partnerships organizations.  Mr. Geraghty was most recently the Chief Privacy Officer of Channel Intelligence, where he managed multiple product groups and initiatives, from February 2000 to June 2012.  He also led Channel Intelligence's leading "Where-to-Buy" service that helped drive double digit year-over-year growth for two fiscal years, while also managing the integration of an acquired company.  During this time he also served as Senior Vice President of Commerce for MyList, a subsidiary of Channel Intelligence.  Mr. Geraghty received a B.A. degree from Penn State University and is a Certified Internet Privacy Professional (CIPP-US), recognized by the International Association of Privacy Professionals.

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

Compliance with Section 16(a) of the Exchange Act

Our directors, officers and principal stockholders are not currently required to make Section 16(a) ownership filings.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our Code of Ethics available on our website at www.izea.com.

Corporate Governance

We have established an audit committee, compensation committee and nominating committee. To date, our entire board has performed all of the duties and responsibilities which might be contemplated by that committee.

Audit Committee. The audit committee is comprised of Messrs. Laskey, Brady and Rua, each of whom is an independent director. Mr. Laskey is the audit committee chairman and meets the requirements of an “Audit Committee Financial Expert” due to his qualification as a Certified Public Accountant and 30 years of financial working experience. The audit committee's duties are to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee reviews the scope and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times to be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The compensation committee is comprised of Messrs. Laskey, Brady and Rua, each of whom is an independent director, and Mr. Murphy.  Mr. Brady is the compensation committee chairman. The compensation committee reviews and approves our compensation policies, including compensation of executive officers.  The compensation committee also reviews and administers our stock option plans, and recommends and approves grants of stock options under that plan.

Nominating Committee.  The nominating committee is comprised of Messrs. Laskey, Brady and Rua, each of whom is an independent director, and Mr. Murphy.  Mr. Murphy is the nominating committee chairman.  The purpose of the nominating committee is to select, or recommend for our entire board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.  The nominating committee's duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth the cash compensation as well as certain other compensation earned during the last two fiscal years for (i) each person who served as our principal executive officer (“PEO”) during our year ended December 31, 2012; (ii) our two other most highly compensated executive officers other than the PEO who was serving as an executive officer as of December 31, 2012; and (iii) up to two individuals for whom disclosure would have been required but for the fact that they were not serving as an executive officer as of December 31, 2012 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Edward H. Murphy	2012	195,000	30,000	—	422,625	—	—	—	647,625
President and Chief Executive Officer	2011	181,875	40,000	—	37,876	—	—	—	259,751
Donna L. Mackenzie	2012	195,000	15,000	—	72,909	—	—	—	282,909
Chief Financial Officer and Secretary/Treasurer	2011	189,375	40,000	—	24,748	—	—	—	254,123
Ryan S. Schram	2012	230,000	73,937	—	168,900	—	—	—	472,837
Chief Operating Officer	2011	70,621	19,213	—	61,650	—	—	—	151,484
(1) Represents the aggregate grant date fair value of stock options issued during the year as calculated in accordance with FASB ASC Topic 718. See "Critical Accounting Policies and Use of Estimates" under Item 7, Management’s Discussion and Analysis for additional information, including valuation assumptions used in calculating the fair value of the awards.

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each named executive officer as of December 31, 2012 pursuant to our incentive stock plan:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Edward H. (Ted) Murphy (1)	56,147	6,520	—	$6.00	5/25/2017
	—	125,000	—	$6.00	5/25/2017
Donna L. Mackenzie (2)	6,713	662	—	$6.00	5/25/2017
	—	25,000	—	$6.00	5/25/2017
Ryan S. Schram (3)	4,688	7,812	—	$6.00	5/25/2017
	—	62,500		$6.00	5/25/2017

(1)
Options to acquire 45 shares of common stock were originally issued with an exercise price of $44.00 per share and vested equally over 4 years from the grant date of April 3, 2008. Options to acquire 62,622 shares of common stock were originally issued with an exercise price of $1.20 per share and vested immediately as to 26,301 shares with the remaining balance vesting equally over 28 months from the grant date of February 16, 2011. These options were originally issued under the 2007 Equity Incentive Plan and in connection with the share exchange in May 12, 2011, such options were canceled and subsequently reissued to Mr. Murphy by us pursuant to our 2011 Equity Incentive Plan resulting in the issuance of options to acquire 45 and 62,622 shares of common stock at an exercise price of $20 per share each expiring on May 12, 2016. The option to acquire 45 shares of common stock vests immediately as to 36 shares on May 12, 2011 and less than one share per month thereafter. The option to acquire 62,622 shares of common stock vests immediately as to 30,215 shares on May 12, 2011 and approximately 1,305 shares per month thereafter. On May 25, 2012, all of these options were canceled and subsequently reissued as a single non-qualified option to purchase 62,667 shares of common stock at an exercise price of $6.00 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This reissued option vests immediately on May 25, 2012 as to 47,012 shares and approximately 1,305 shares per month thereafter. The modification of these options did not result in any incremental compensation cost. On May 25, 2012, Mr. Murphy was granted a non-qualified option to purchase 125,000 shares of common stock at an exercise price of $6.00 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 31,250 shares on May 25, 2013 and approximately 2,604 shares per month thereafter.

(2)
Options to acquire 1,000 shares of common stock were originally issued with an exercise price of $44.00 per share and vested equally over 4 years from the grant date of September 14, 2007. Options to acquire 6,375 shares of common stock were originally issued with an exercise price of $6.00 per share and vested immediately as to 2,678 shares with the remaining balance vesting equally over 28 months from the grant date of February 16, 2011. These options were originally issued under the 2007 Equity Incentive Plan and in connection with the share exchange in May 12, 2011, such options were canceled and subsequently reissued to Ms. Mackenzie by us pursuant to our 2011 Equity Incentive Plan resulting in the issuance of options to acquire 1,000 and 6,375 shares of common stock at an exercise price of $20.00 per share each expiring on May 12, 2016. The option to acquire 1,000 shares of common stock vests immediately as to 3,667 shares on May 12, 2011 and approximately 21 shares per month thereafter. The option to acquire 6,375 shares of common stock vests immediately as to 3,076 shares on May 12, 2011 and approximately 133 shares per month thereafter. On May 25, 2012, all of these options were canceled and subsequently reissued as a single non-qualified option to purchase 7,375 shares of common stock at an exercise price of $6.00 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests immediately on May 25, 2012 as to 5,782 shares and approximately 133 shares per month thereafter. The modification of these options did not result in any incremental compensation cost. On May 25, 2012, Ms. Mackenzie was granted a non-qualified option to purchase 25,000 shares of common stock at an exercise price of $6.00 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 6,250 shares on May 25, 2013 and approximately 521 shares per month thereafter.

(3)
On July 1, 2011, Mr. Schram was issued a five-year option to purchase 12,500 shares of common stock at an exercise price of $20.00 per share, which will vest as to 3,125 on July 1, 2012 and the remaining balance in equal monthly installments over a period of three years beginning one year from the date of issuance. On May 25, 2012, this option was canceled and subsequently reissued at an exercise price of $6.00 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 3,125 shares on June 30, 2012 and approximately 260 shares per month thereafter. The modification of this option did not result in any incremental compensation cost. On May 25, 2012, Mr. Schram was granted a non-qualified option to purchase 62,500 shares of common stock at an exercise price of $6.00 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 15,625 shares on May 25, 2013 and approximately 1,302 shares per month thereafter.

Employment Agreements

On May 14, 2011, we entered into an employment agreement with Edward H. (Ted) Murphy pursuant to which Mr. Murphy serves as our President and Chief Executive Officer, and with Donna L. Mackenzie pursuant to which Ms. Mackenzie serves as our Chief Financial Officer.

Pursuant to the employment agreement with Mr. Murphy, Mr. Murphy will serve as our President and Chief Executive Officer until December 31, 2014 in consideration for an annual salary of $195,000 and, at the discretion of our board, a cash bonus in an amount to be determined by the board of up to 50% of his annual base salary and a bonus composed of stock options of up to 200% of his annual base salary, based on Mr. Murphy meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2011, Mr. Murphy was awarded a bonus of $40,000 that was paid in 2012. For the year ended December 31, 2012, Mr. Murphy was awarded a contingent bonus of $30,000 to be paid in 2013 only if we raise gross proceeds of $1,000,000 in a private placement offering in 2013.

Pursuant to the employment agreement with Ms. Mackenzie, Ms. Mackenzie will serve as our Chief Financial Officer until December 31, 2014, in consideration for an annual salary of $195,000 and, at the discretion of our board, a cash bonus in an amount to be determined by the board of up to 50% of her annual base salary and a bonus composed of stock options of up to 200% of her annual base salary, based on Ms. Mackenzie meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2011, Ms. Mackenzie was awarded a bonus of $40,000 that was paid in 2012. For the year ended December 31, 2012, Ms. Mackenzie was awarded a contingent bonus of $15,000 to be paid in 2013 only if we raise gross proceeds of $1,000,000 in a private placement offering in 2013.

Both employment agreements are subject to early termination for any reason upon written notice to the executive and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, the executive will be entitled to a severance of six months current salary and in the case of termination in the case of the executive's disability, severance of current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreements) and the executive's employment terminates within six months following the change of control for reasons other than for cause, then the executive will be entitled to such amount equal to the executive's then current compensation and the time remaining between the change of control and the six month anniversary of the change of control subject to reduction by compensation received by the executive from any other permitted employment.

On July 30, 2011, we entered into an employment agreement with Ryan S. Schram pursuant to which Mr. Schram originally served as our Chief Marketing Officer and currently serves as our Chief Operating Officer.  Pursuant to the employment agreement with Mr. Schram, Mr. Schram will serve as our Chief Marketing Officer until December 31, 2014, subject to renewal, in consideration for an annual salary of $230,000. Mr. Schram also received a signing bonus of $12,000 and will be eligible for a bonus and override bonus based on meeting certain performance indicators set forth in his employment agreement. For the year ended December 31, 2011, Mr. Schram was awarded a bonus of $7,213 to be paid in 2012. For the year ended December 31, 2012, Mr. Schram had a bonus of $5,988 remaining to be paid in 2013.

If Mr. Schram is terminated for any reason other than death, disability or cause, or if he resigns for good reason (as defined in the employment agreement), Mr. Schram will be entitled to severance of six months' current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his title and responsibilities, will be deemed good reason under his employment agreement. The employment agreement also provides that Mr. Schram may be an observer to our board of directors and, under certain conditions, he may either be appointed or nominated to the board of directors. On October 31, 2012, Mr. Schram was appointed to the position of Chief Operating Officer and was elected to be a member of our Board of Directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compen-sation ($)	Total ($)
Mitchel J. Laskey (2)	—	—	—	—	—
Brian W. Brady (3)	—	—	11,650	—	11,650
Daniel R. Rua (4)	—	—	13,950	—	13,950

(1)
Represents the aggregate grant date fair value of stock options issued during the year as calculated in accordance with FASB ASC Topic 718. See "Critical Accounting Policies and Use of Estimates" under Item 7, Management’s Discussion and Analysis for additional information, including valuation assumptions used in calculating the fair value of the awards.

(2)	On December 26, 2012, Mitchel J. Laskey was appointed to our board of directors and elected to be the Chairman of the Board and Chairman of the Audit Committee.

(3)
On August 7, 2012, we appointed Brian W. Brady to our board of directors. In consideration of his service as a director, we granted Mr. Brady stock options to purchase 12,500 shares of our common stock at an exercise price of $2.00 per share, vesting 12 months after the date of grant and expiring five years after the date of grant, under our 2011 B Equity Incentive Plan. We also agreed to reimburse Mr. Brady for all reasonable expenses in attending board and board committee meetings. Mr. Brady will be entitled to receive the same number of stock options, with an exercise price at then prevailing market prices, for each year he serves as our director.

(4)
On July 31, 2012, we appointed Daniel R. Rua to our board of directors. In consideration of his service as a director, we granted Mr. Rua stock options to purchase 12,500 shares of our common stock at an exercise price of $2.40 per share, vesting 12 months after the date of grant and expiring five years after the date of grant, under our 2011 B Equity Incentive Plan. We also agreed to reimburse Mr. Rua for all reasonable expenses in attending board and board committee meetings. Mr. Rua will be entitled to receive the same number of stock options, with an exercise price at then prevailing market prices, for each year he serves as a director.

For the years ended December 31, 2012 and 2011, we did not compensate our directors in cash for their service. Additionally, none of our employee directors receive compensation for their service as directors.

Effective March 1, 2013, the compensation committee implemented a compensation program for the directors that entitles each serving non-employee director to receive the following compensation:

•
An annual board retainer fee of $25,000 to be paid in restricted stock on January 1st of each year. This fee would be earned in equal monthly increments over the ensuing one-year period and would be forfeited to the extent of any unearned portion in the event the director leaves the Board for any reason.

•	A cash retainer fee of $20,000 per year, payable in cash or restricted stock.

•	Reimbursement of actual and necessary travel and related expenses in connection with attending in-person Board meetings.

•	A $1,000 per meeting fee for all meetings of the board of directors, subject to a $6,000 annual cap.

•	A $1,000 per audit committee meeting fee subject to a $4,000 annual cap.

None of the above cash payments to the directors will be made until we raise gross proceeds of at least $1,000,000 in a private placement offering in 2013.

On December 26, 2012, in consideration of Mr. Laskey's service as a director and chairman, the Board approved a twelve month compensation arrangement whereby Mr. Laskey will receive $10,000 cash per month, 60,000 restricted stock units in January 2013, 60,000 restricted stock units on June 27, 2013 and up to 120,000 additional restricted stock units to be issued at the discretion of the disinterested members of the compensation committee for Mr. Laskey's service as Chairman of the Board. The Mr. Laskey provided a waiver for receipt of payment pursuant to the March 1, 2013 director compensation program in light of his December 2012 agreement to receive compensation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

In February 2007, the board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allowed us to provide options as an incentive for employees and consultants.  On May 11, 2011, the 2007 Plan was amended to increase the number available for issuance under the 2007 Plan from 2,313,317 to 4,889,829 shares of Series A common stock. In connection with a share exchange on May 12, 2011, all of the outstanding stock options to purchase (3,712,365) shares of Series A common stock under the 2007 Plan were canceled, effectively terminating the 2007 Plan. We simultaneously issued new stock options for 92,823 shares of common stock to the same employees under a new 2011 Equity Incentive Plan of IZEA, Inc. adopted on May 12, 2011 (the “May 2011 Plan”). The cancellation and replacement of the stock options under the 2007 Plan were accounted for as a modification of the terms of the canceled awards. There was a minimal incremental difference required to be recorded on 2,743 shares where the fair value of the replacement options exceeded the fair value of the canceled options at the date of cancellation and replacement. On May 25, 2012, upon consent from holders of a majority of our outstanding voting capital stock, we increased the number of common shares available for issuance under the May 2011 Plan from 177,500 to 613,715 shares and, on February 6, 2013, it was increased again to a total of 11,613,715 shares. As of December 31, 2012, 354,477 option shares have been granted and are outstanding and 1,234 have been exercised, leaving an aggregate of 258,004 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, we adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of December 31, 2012, 37,500 option shares have been granted and are outstanding, leaving 50,000 shares of common stock available for for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, our board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value.

The following table sets forth information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	391,977	$5.87	308,004
Equity compensation plans not approved by security holders	—	—	—
Total	391,977	$5.87	308,004

Security Ownership of Certain Beneficial Owners

The table and accompanying footnotes set forth information as of March 22, 2013 with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock,

•	each of our directors,

•	our executive officers, and

•	all of our directors and executive officers as a group.

Applicable percentage of ownership for each holder is based on 7,145,526 shares of common stock outstanding on March 22, 2013.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the exercise of stock options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of stock options and warrants that are currently exercisable or exercisable within 60 days after the date of this prospectus, and common stock issuable upon conversion of convertible promissory notes have been included in the table with respect to the beneficial ownership of the person owning the stock options, warrants and convertible promissory notes, but not with respect to any other persons.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them and that person’s address is c/o IZEA, Inc., 1000 Legion Place, Suite 1600, Orlando, FL 32801.

Name of Beneficial Owner (1)	Shares Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned
Edward H. (Ted) Murphy (2)	346,591	4.8%
Donna L. Mackenzie (3)	260,840	3.7%
Ryan S. Schram (4)	16,155	0.2%
Mitchel J. Laskey	60,000	0.8%
Brian W. Brady	146,112	2.1%
Daniel R. Rua (5)	6,000	0.1%
Michael and Betsy Brauser (6)	1,287,711	17.7%

All executive officers and directors as a group (6 persons)	835,698	11.6%

(1)
We are prohibited under the respective terms of our Certificate of Designation relating to our series A convertible preferred stock and the terms of certain of our warrants from effecting the conversion of the series A preferred stock or exercise of the warrants to the extent that, as a result of the conversion or exercise, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion or exercise.  The ownership limitation, however, does not prevent a stockholder from selling some of their holdings and then receiving additional shares.  In this way, a stockholder could sell more than the ownership limitation while never holding more than this limit. This column does not reflect any owner who may beneficially own more than 4.99% of our common stock if that owner does not already own more than 4.99% of our outstanding common stock based on 7,145,526 shares outstanding as of March 22, 2013.

(2)	Includes exercisable options to purchase 62,672 shares of common stock under our May 2011 Equity Incentive Plan.

(3)	Includes exercisable options to purchase 7,378 shares of common stock under our May 2011 Equity Incentive Plan.

(4)	Includes exercisable options to purchase 5,729 shares of common stock under our May 2011 Equity Incentive Plan.

(5)	Includes exercisable options to purchase 6,000 shares of common stock under our May 2011 Equity Incentive Plan.

(6)
Includes 3,788 shares of common stock issuable upon the conversion of 5 shares of our series A preferred stock owned by Michael and Betsy Brauser TBE at 4400 Biscayne Blvd., Suite 850, Miami, FL 33137.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We review all transactions involving us in which any of our directors, director nominees, significant shareholders and executive officers and their immediate family members are participants to determine whether such person has a direct or indirect material interest in the transaction. All directors, director nominees and executive officers must notify us of any proposed transaction involving us in which such person has a direct or indirect material interest. Such proposed transaction is then reviewed by either the Board as a whole or the Audit Committee, which determines whether or not to approve the transaction. After such review, the reviewing body approves the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of our company and our shareholders.

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

On February 3, 2012, we and our subsidiary, IZEA Innovations, Inc., jointly issued a senior secured promissory note in the principal amount of $550,000 (the “Note”) to two of our existing shareholders for a purchase price of $500,000. Unless earlier converted, exchanged or prepaid, the note matured on February 2, 2013. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of our common stock on the trading day prior to the date that the note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. From October 2012 through December 2012, the holders of this promissory note converted $437,850 of note value into 2,069,439 shares of our common stock at an average conversion rate of $.21 per share. On February 4, 2013, we satisfied all of our remaining obligations under this note when the holders converted the final balance owed of $112,150 into 773,983 shares of our common stock at an average conversion rate of $.145 per share.

On May 4, 2012, we issued a 30-day promissory note to two of our existing shareholders in the principal amount of $75,000 incurring $6,000 in expenses for legal fees which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. The note bears interest at a rate of 8% per annum. The noteholders did not elect to convert this note and we were not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note is currently in default bearing interest at the default rate of 18% per annum. The amount owed on this note as of December 31, 2012 was $75,000, plus $4,007 in accrued interest.

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

On August 6, 2012, Brian W. Brady, a private investor who became a director of our company on August 7, 2012, made a private investment of $100,000 for the purchase of 41,667 shares of our common stock at $2.40 per share. In accordance with the terms of the stock subscription agreement, if our public offering was priced and sold below $2.40 per share within 120 days following the closing of his investment, we would issue additional shares to him, effectively adjusting the purchase price per share to 10% below the public offering price, with a floor of $0.50 per share. Mr. Brady also received 35,000 shares of our restricted common stock and received a $10,000 cash finance fee upon the closing of the public offering. On September 11, 2012, we issued an additional 69,445 shares of common stock to Mr. Brady, so that he received a total of 111,112 shares at an effective price of $0.90 per share.

Director Independence

Our shares are not currently listed on a national securities exchange and, as such, are not subject to any director independence standards.  However, each of our directors other than Mr. Murphy and Mr. Schram qualifies as “independent” in accordance with the published listing requirements of Nasdaq. As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors with regard to each director's business and personal activities as they may relate to us and our management.

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

Audit Fees

Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years. Audit fees billed by CFR during the years ended December 31, 2012 and 2011 were $122,136 and $118,986, respectively. All of these fees were pre-approved by our Board of Directors.

Audit-Related Fees

There were no audit-related fees billed by CFR to us during the years ended December 31, 2012 and 2011.

Tax Fees

Tax fees relate to preparation of annual and state income tax returns, tax consultation and compliance services, and additional tax research. Tax fees billed by CFR during the years ended December 31, 2012 and 2011 were $7,350 and $3,518, respectively. All of these fees were pre-approved by the Board of Directors.

All Other Fees

There were no fees for other services billed by CFR to us during the years ended December 31, 2012 and 2011.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by our principal accountants be approved in advance by the Audit Committee of the Board of Directors. Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided that the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting.

The audit committee has considered the services provided by CFR as disclosed above in the captions “audit related fees” and “all other fees” and has concluded that such services are compatible with the independence of CFR as our principal accountant.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1		Articles of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2010)
3.2		Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2013)
3.3		Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
3.4		Bylaws (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2010)
3.5		Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011)
3.6		Amendment to Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011)
3.7
Certificate of Change of IZEA, Inc., filed with the Nevada Secretary of State on July 30, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012).

10.1	*	Agreement between the Company and Mitchel Laskey dated December 26, 2012
10.2	*	Amended 2011 Equity Incentive Plan as of February 6, 2013
10.3	*	Financing Agreement between the Company and Bridge Bank dated March 1, 2013
21.1	*	List of Subsidiaries
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	**	Section 906 Certification of Principal Executive Officer
32.2	**	Section 906 Certification of Principal Financial Officer
101	***
The following materials from IZEA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc.
A Nevada Corporation

/s/ Edward H. Murphy	March 29, 2013
Edward H. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mitchel J. Laskey	March 29, 2013
Mitchel J. Laskey
Director and Chairman of the Board

/s/ Edward H. Murphy	March 29, 2013
Edward H. Murphy
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donna L. Mackenzie	March 29, 2013
Donna L. Mackenzie
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ Ryan S. Schram	March 29, 2013
Ryan S. Schram
Chief Operating Officer and Director

/s/ Brian W. Brady	March 29, 2013
Brian W. Brady
Director

/s/ Daniel R. Rua	March 29, 2013
Daniel R. Rua
Director