Form 10-Q
period 2013-03-31
IZEA, Inc.
filed 2013-05-15
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there were 7,145,526 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2013

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$130,252	$657,946
Accounts receivable	600,780	426,818
Prepaid expenses	127,758	162,565
Deferred finance costs, net of accumulated amortization of $30,408 and $25,923	28,693	1,877
Other current assets	8,703	11,627

Total current assets	896,186	1,260,833

Property and equipment, net	101,178	113,757
Intangible assets, net of accumulated amortization of $63,776 and $59,276	13,500	18,000
Security deposits	5,178	9,048

Total assets	$1,016,042	$1,401,638

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,390,916	$1,163,307
Accrued expenses	248,777	187,868
Unearned revenue	1,022,602	1,140,140
Compound embedded derivative	—	11,817
Current portion of capital lease obligations	18,524	17,638
Current portion of notes payable	268,890	75,000

Total current liabilities	2,949,709	2,595,770

Capital lease obligations, less current portion	5,236	10,212
Notes payable, less current portion	—	106,355
Warrant liability	10,230	2,750

Total liabilities	2,965,175	2,715,087

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 5 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,145,526 and 6,186,997 issued and outstanding	714	619
Additional paid-in capital	21,737,405	21,489,354
Accumulated deficit	(23,687,252)	(22,803,422)

Total stockholders’ deficit	(1,949,133)	(1,313,449)

Total liabilities and stockholders’ deficit	$1,016,042	$1,401,638

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$1,385,275	$1,613,654
Cost of sales	576,102	659,281

Gross profit	809,173	954,373

Operating expenses:
General and administrative	1,574,592	1,783,981
Sales and marketing	94,169	161,826

Total operating expenses	1,668,761	1,945,807

Loss from operations	(859,588)	(991,434)

Other income (expense):
Interest expense	(15,466)	(16,744)
Loss on exchange of warrants	(732)	—
Change in fair value of derivatives, net	(8,124)	90,987
Other income (expense), net	80	1

Total other income (expense)	(24,242)	74,244

Net loss	$(883,830)	$(917,190)

Weighted average common shares outstanding – basic and diluted	6,811,654	966,340

Loss per common share – basic and diluted	$(0.13)	$(0.95)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	5	$—	6,186,997	$619	$21,489,354	$(22,803,422)	$(1,313,449)
Conversion of notes payable into common stock	—	—	773,983	77	124,534	—	124,611
Exchange of warrants for common stock	—	—	4,546	—	732	—	732
Fair value of warrants issued	—	—	—	—	7,209	—	7,209
Stock issued for payment of services	—	—	180,000	18	76,116	—	76,134
Stock-based compensation	—	—	—	—	39,460	—	39,460
Net loss	—	—	—	—	—	(883,830)	(883,830)
Balance, March 31, 2013	5	$—	7,145,526	$714	$21,737,405	$(23,687,252)	$(1,949,133)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(883,830)	$(917,190)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	21,564	26,652
Stock-based compensation	39,460	34,410
Stock issued for payment of services	39,105	—
Loss on exchange of warrants	732	—
Change in fair value of derivatives, net	8,124	(90,987)
Cash provided by (used for):
Accounts receivable, net	(173,962)	154,303
Prepaid expenses and other current assets	74,760	118,874
Accounts payable	227,609	66,275
Accrued expenses	66,704	91,665
Unearned revenue	(117,538)	(46,037)
Deferred rent	—	(6,855)
Net cash used for operating activities	(697,272)	(568,890)

Cash flows from investing activities:
Security deposits	3,870	—
Net cash provided by investing activities	3,870	—

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	169,798	474,700
Proceeds from exercise of stock options	—	1,099
Payments on notes payable and capital leases	(4,090)	(8,518)
Net cash provided by financing activities	165,708	467,281

Net decrease in cash and cash equivalents	(527,694)	(101,609)
Cash and cash equivalents, beginning of year	657,946	225,277

Cash and cash equivalents, end of period	$130,252	$123,668

Supplemental cash flow information:
Cash paid during period for interest	$1,856	$2,481

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory notes	$—	$12,151
Fair value of common stock issued for future services	$47,220	$—
Fair value of warrants issued	$7,209	$—
Conversion of notes into common stock	$124,611	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2013, the consolidated statements of operations for the three months ended March 31, 2013 and 2012, the consolidated statement of stockholders' deficit for the three months ended March 31, 2013 and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2013.

Nature of Business and Reverse Merger and Recapitalization
IZEA, Inc. (the "Company"), formerly known as IZEA Holdings, Inc. and before that, Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, the Company completed a share exchange pursuant to which it acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA"), which became its wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, the Company discontinued its former business and continued the social media sponsorship business of IZEA as its sole line of business. The Company's headquarters are in Orlando, FL.

The Company is a leading company in the growing social media sponsorship ("SMS") segment of social media where a company compensates a social media publisher to share sponsored content within their social network. The Company accomplishes this by operating multiple marketplaces that include its premier platforms SocialSpark and SponsoredTweets, as well as its legacy platforms PayPerPost and InPostLinks. In 2012, the Company launched a new SMS platform called Staree and a display advertising network to use within its platforms called IZEAMedia. The Company's advertisers include a wide range of small and large businesses, including Fortune 500 companies, as well as advertising agencies. The Company's premier platforms are the focus of its current business for which it is actively developing new features. The Company generates its primary revenue through the sale of SMS to its advertisers. The Company fulfills the SMS transaction through its marketplace platforms by connecting its social media publishers such as bloggers, tweeters and mobile application users with its advertisers. The Company also generates revenue from the posting of targeted display advertising and from various service fees.

Reverse Stock Split
On July 30, 2012, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 40 shares outstanding prior to the effective date of the reverse stock split. Additionally, the Company's total authorized shares of common stock were decreased from 500,000,000 shares to 12,500,000 shares and subsequently increased to 100,000,000 shares in February 2013. All current and historical information contained herein related to the share and per share information for the Company's common stock or stock equivalents issued on or after May 12, 2011 reflects the 1-for-40 reverse stock split of the Company's outstanding shares of common stock that became market effective on August 1, 2012.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. as of the date of the reverse merger, and its wholly owned subsidiary, IZEA Innovations, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The opinion of the Company's independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The Company has incurred significant losses from operations since inception and has a working capital deficit of $2,053,523 and an accumulated deficit of $23,687,252 as of March 31, 2013.  Net losses for the three months ended March 31, 2013 and for the

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

year ended December 31, 2012 were $883,830 and $4,672,638, respectively. The Company's ability to continue as a going concern is dependent upon raising capital from financing transactions. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Revenues generated from the Company's operations are not presently sufficient to sustain its operations. Therefore, the Company will need to raise additional capital to fund its operations and repay its $75,000 promissory note (see Note 2) through various financing transactions in order to continue its operations. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. On February 4, 2013, the Company issued 773,983 shares of its common stock to settle the remaining balance owed of $112,150 on its $550,000 senior secured promissory note. On March 1, 2013, the Company secured a credit facility with Bridge Bank N.A. whereby it can receive advances up to $1.5 million based on 80% of eligible accounts receivable. Additionally, on April 11, 2013, the Company entered into an unsecured loan agreement with a director of the company. Pursuant to this agreement, the Company received a short term loan of $500,000 due on May 31, 2013. The note bears interest at 7% per annum with a default rate of interest at 12% based on a 360 day year. The volatility and sharp decline in the trading price of the Company's common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that the Company will be successful in any future financing or that it will be available on terms that are acceptable.

Future financings through equity investments are likely to be dilutive to existing stockholders. The terms of securities the Company may issue in future capital transactions may be more favorable for its new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash liabilities in connection with certain securities it may issue, such as convertible notes and warrants, which will adversely impact the Company's financial condition. The Company's ability to obtain needed financing may be impaired by such factors as the overall level of activity in the capital markets and the Company's history of losses, which could impact the availability or cost of future financings. If the amount of capital the Company is able to raise from financing activities, together with its revenues from operations, is not sufficient to satisfy its capital needs, the Company may have to curtail its marketing and development plans and possibly cease operations.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of March 31, 2013 and December 31, 2012. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not have any bad debt expense for the three months ended March 31, 2013 and 2012.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At March 31, 2013, three customers accounted for 55% of total accounts receivable in the aggregate, each of which accounted for more than 10% of the Company’s accounts receivable. At December 31, 2012, the Company had two different customers which accounted for 46% of total accounts receivable in the aggregate. The Company had no customers that accounted for more than 10% of its revenue during the three months ended March 31, 2013 and one customer that accounted for 19% of its revenue during the three months ended March 31, 2012.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended March 31, 2013 and 2012 were approximately $25,000 and $62,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of March 31, 2013 (see Note 3).

Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair value measurement.

In developing our credit risk assumption, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 and August 2011 Plans (together the "2011 Equity Incentive Plans") (see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement.  Prior to April 1, 2012, due to limited trading history and volume, the Company estimated the fair value of its common stock using recent independent valuations or the value paid in equity financing transactions. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2013 and 2012:

	Three Months Ended
2011 Equity Incentive Plan Assumptions	March 31, 2013	March 31, 2012
Expected term	10 years	5 years
Weighted average volatility	52.72%	54.85%
Weighted average risk free interest rate	1.91%	0.82%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Current average expected forfeiture rates were 50.21% during the three months ended March 31, 2013 and 2012.

Non-Employee Stock-Based Compensation
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. The fair value of equity instruments issued to consultants that vest immediately is expensed when issued. The fair value of equity instruments issued to consultants that have future vesting and are subject to forfeiture if performance does not occur is recognized as expense over the vesting period. Fair values for the unvested portion of issued instruments are adjusted each reporting period. The change in fair value is recorded to additional paid-in capital. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or the fair value of the services, whichever is more readily determinable.

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

Reclassifications
Certain items have been reclassified in the 2012 financial statements to conform to the 2013 presentation.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 2.      NOTES PAYABLE

Notes Payable – Related Parties
On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of its existing shareholders.  In connection with the note, the Company incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the note matured on February 2, 2013. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of the Company's common stock, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like, without limitation on the number of shares that could potentially be issued. From October 2012 through December 2012, the noteholders of this promissory note, converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. On February 4, 2013, the Company satisfied all of its remaining obligations under this note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share.

On May 4, 2012, the Company issued a 30-day promissory note to two of its existing shareholders in the principal amount of $75,000, incurring $6,000 in expenses for legal fees, which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. The note bears interest at a rate of 8% per annum. The noteholders did not elect to convert this note and the Company was not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note is currently in default bearing interest at the default rate of 18% per annum. The amount owed on this note as of March 31, 2013 was $75,000, plus $7,336 in accrued interest.

Proceeds from the note financings were allocated first to the embedded conversion option (see Note 3) that required bifurcation and recognition as a liability at fair value and then to the carrying value of the notes. The carrying value of the notes is subject to amortization, through charges to interest expense, over the term to maturity using the effective interest method.

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum advance of $1.5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's assets. The agreement requires the Company to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then the Company will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). In connection with this agreement, the Company incurred $31,301 in costs related to the loan acquisition. These costs have been capitalized in the Company's consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year. As of March 31, 2013, the Company had $193,890 outstanding under this agreement.

During the three months ended March 31, 2013 and 2012, interest expense on all the notes amounted to $9,124 and $10,371, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the three months ended March 31, 2013 and 2012, interest expense related to the amortization of finance costs amounted to $4,485 and $3,893, respectively.

NOTE 3.     DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company entered into financing transactions in prior periods that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in the Company's financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income in the period of change. Accordingly, all

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

income and expense amounts discussed below are reflected in the Company's consolidated statements of operations in other income under loss on exchange of warrants or change in fair value of derivatives.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants and convertible promissory notes for the three months ended March 31, 2013:

	Linked Common Shares to Derivative Warrants	Warrant Liability	Linked Common Shares to Promissory Notes	Compound Embedded Derivatives
Balance, December 31, 2012	128,350	$2,750	537,146	$11,817
Exchange of warrants for common stock	(4,546)	—	—	—
Conversion of notes into common stock	—	—	(773,983)	(12,461)
Change in fair value of derivatives	—	7,480	236,837	644
Balance, March 31, 2013	123,804	$10,230	—	$—

The Company calculated the fair value of its warrant liability and compound embedded derivatives using the valuation methods and inputs described below.

Warrant Liability
In applying current accounting standards to153,882 warrant shares issued in its May 2011 Offering, 110,000 warrant shares issued in its September 2012 public offering and 250 warrant shares issued in July 2011 during a customer list acquisition, the Company determined that these warrants require classification as a liability due to certain registration rights and listing requirements in the agreements.

During the three months ended March 31, 2013 and 2012, the Company recorded expense of $7,480 and income of $104,697, respectively, due to the change in the fair value of its warrants.

In February 2013, pursuant to a private transaction with a warrant holder, the Company redeemed a warrant to purchase 4,546 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemption was treated as an exchange wherein the fair value of the newly issued common stock was recorded and the difference between that and the zero carrying value of the warrant received in the exchange was recorded in the Company's consolidated statements of operations in other income under loss on exchange of warrants. As a result of the exchange, the Company recognized a loss on the exchange of the warrant in the amount $732 during the three months ended March 31, 2013.

The derivative warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2012 and March 31, 2013 are as follows:

Binomial Assumptions	December 31, 2012	March 31, 2013
Fair market value of asset (1)	$0.22	$0.46
Exercise price	$1.25	$1.25
Term (2)	4.7 years	4.4 years
Implied expected life (3)	4.6 years	4.4 years
Volatility range of inputs (4)	45.82%--84.21%	49.74%--79.54%
Equivalent volatility (3)	60.20%	57.1%
Risk-free interest rate range of inputs (5)	0.11%--0.72%	0.07%--0.77%
Equivalent risk-free interest rate (3)	0.32%	0.27%
(1)  The fair market value of the asset was determined by using the Company's closing stock price as reflected in the over-the-counter market.

(2)  The term is the contractual remaining term, allocated among twelve equal intervals for purposes of calculating other inputs, such as volatility and risk-free rate.

(3)  The implied expected life, and equivalent volatility and risk-free interest rate amounts are derived from the Binomial.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

(4)  The Company does not have a market trading history upon which to base its forward-looking volatility. Accordingly, the Company selected peer companies that provided a reasonable basis upon which to calculate volatility for each of the intervals described in (2), above.

(5)  The risk-free rates used for inputs represent the yields on zero coupon US Government Securities with periods to maturity consistent with the intervals described in (2), above.

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 and its $75,000 convertible promissory note as modified on June 6, 2012 (see Note 2) required bifurcation and liability classification as derivative financial instruments because they were not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. The noteholders did not elect to convert the $75,000 convertible promissory note prior its maturity date on December 4, 2012. Therefore, the conversion feature expired and no further derivative valuation is required. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the three months ended March 31, 2013 and 2012 in the amount of $644 and $13,710, respectively.

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

The following table shows the summary calculations arriving at the compound embedded derivative value as of December 31, 2012 and on the final conversion date of February 4, 2013. See the assumption details for the composition of these calculations.

Compound Embedded Derivative	December 31, 2012	February 4, 2013
Notional amount	$106,355	$112,150
Conversion price	0.198	0.145
Linked common shares (1)	537,146	773,983
MCS value per linked common share (2)	0.022	0.016
Total	$11,817	$12,461

(1) The Compound Embedded Derivative is linked to a variable number of common shares based upon a percentage of the Company's closing stock price as reflected in the over-the-counter market. The number of linked shares increased as the trading market price decreased and decreased as the trading market price increased.

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

The significant inputs into the Monte Carlo Simulation used to calculate the compound embedded derivative values as of December 31, 2012 and on the final conversion date of February 4, 2013 are as follows:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Monte Carlo Assumptions	December 31, 2012	February 4, 2013 (7)
Fair market value of asset (1)	$0.22	$0.16
Conversion price	$0.20	$0.14
Term (2)	0.09 years	n/a
Implied expected life (3)	0.09 years	n/a
Volatility range of inputs (4)	16.12%--40.17%	n/a
Equivalent volatility (3)	30.7%	n/a
Risk adjusted interest rate range of inputs (5)	10.00%	n/a
Equivalent risk-adjusted interest rate (3)	10.00%	n/a
Credit risk-adjusted interest rate (6)	15.63%	n/a

(1)  The fair market value of the asset was determined by using the Company's closing stock price as reflected in the over-the-counter market.

(2)  The term is the contractual remaining term, allocated among twelve equal intervals for purposes of calculating other inputs, such as volatility and risk-free rate.

(3)  The implied expected life, and equivalent volatility and risk-free risk-adjusted interest rate amounts are derived from the MCS.

(4)  The Company does not have a market trading history upon which to base its forward-looking volatility. Accordingly, the Company selected peer companies that provided a reasonable basis upon which to calculate volatility for each of the intervals described in (2) above.

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

(7) Monte Carlo inputs are "n/a" on expiration date of February 4, 2013 since only intrinsic value remains. There is no time value left, so the use of an option model is not necessary.

NOTE 4.       STOCKHOLDERS' DEFICIT

On February 6, 2013, the Company's Board of Directors and holders of a majority of the outstanding shares of common stock of the Company approved an increase in the number of authorized shares of common stock of the Company from 12,500,000 shares to 100,000,000 shares (the “Share Increase”). The Company amended its Articles of Incorporation to effect the Share Increase by filing a Certificate of Amendment with the Nevada Secretary of State on February 11, 2013. The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.0001 of which 240 shares were designated as Series A Convertible Preferred Stock on May 25, 2011.

Convertible Securities
From October 2012 through December 2012, the noteholders on the Company's $550,000 senior secured promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. The Company recorded the related $83,663 value of the compound embedded derivative on the converted portion as a charge to additional paid-in capital. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Warrant Transactions
In February 2013, pursuant to a private transaction with a warrant holder, the Company redeemed a warrant to purchase 4,546 shares of common stock for the same number of shares without the Company receiving any further cash consideration. As a result of the exchange, the Company recognized a loss on the exchange of the warrant in the amount $732 during the three months ended March 31, 2013 (see Note 3).

On March 1, 2013, the Company entered into a $1.5 million secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. In connection with this agreement, the Company issued a warrant with an expiration date after 5 years to purchase up to 58,139 shares of common stock for $15,000 ($.258 per share). This warrant met the conditions for equity classification and the fair value of $7,209, as determined using a binomial lattice option valuation technique, was recorded in the Company's consolidated balance sheet as an increase in deferred finance costs and additional paid-in capital.

Stock Options
On May 12, 2011, the Company adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”) that authorizes, subsequent to the latest amendment on February 6, 2013, 11,613,715 shares of common stock to be granted for future stock awards to employees, directors or contractors. As of March 31, 2013, the Company had 9,088,138 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of March 31, 2013, the Company had 50,000 shares of common stock available for for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan (together the "2011 Equity Incentive Plans"), the board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the board of directors at the time of grant, the right to purchase shares covered by any options under the 2011 Equity Incentive Plans typically vest over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following 3 years. The term of the options is up to 10 years. The Company issues new shares to the optionee for any stock awards or options exercised pursuant to its equity incentive plans.

On March 18, 2013, the Company entered into an agreement with a consultant to provide business advisory and support services. In exchange for the services, the Company granted the consultant a non-qualified stock option under its May 2011 Plan to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. The option vests in equal quarterly installments of 62,500 over4 years beginning on March 18, 2013 and expires10 years after the date of grant. Additionally, the Company will accrue a fee of $10,000 per month that will become due and payable after the Company raises gross proceeds of at least $1,000,000 through new debt or equity financing. This agreement may be terminated at any time by either party without penalty and all accrued but unpaid fees will be immediately due and payable. Upon a termination of the consulting agreement, the option agreement will be canceled as to any unvested options, and all vested options will be deemed as earned.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2012 and the three months ended March 31, 2013 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2011	114,445	$17.61	4.4
Granted	378,293	5.74
Exercised	(551)	2.00
Forfeited	(100,210)	18.81
Outstanding at December 31, 2012	391,977	$5.87	4.3
Granted	2,170,834	0.25
Exercised	—	—
Forfeited	(968)	17.09
Outstanding at March 31, 2013	2,561,843	$1.10	9.0

Exercisable at March 31, 2013	152,257	$3.75	6.4

During the year ended December 31, 2012, options were exercised into 551 shares of the Company's common stock for cash proceeds of $1,099. The intrinsic value of these options was $5,769. During the three months ended March 31, 2013, no options were exercised. There is no aggregate intrinsic value on the outstanding or exercisable options as of March 31, 2013 since the weighted average exercise price exceeded the fair value on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2012 and the three months ended March 31, 2013 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2011	57,516	$2.73	2.5
Granted	378,293	2.17
Vested	(83,429)	2.26
Forfeited	(43,753)	2.78
Nonvested at December 31, 2012	308,627	$2.17	2.9
Granted	2,170,834	0.09
Vested	(68,907)	0.21
Forfeited	(968)	2.72
Nonvested at March 31, 2013	2,409,586	$0.35	2.9

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended March 31, 2013 and 2012 was $39,460 and $34,410, respectively. Future compensation related to nonvested awards expected to vest of $411,054 is estimated to be recognized over the weighted-average vesting period of 3 years.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

On July 2, 2012, the Company issued 71,221 shares of restricted common stock to its former legal counsel in order to pay for general legal services totaling $356,103.

In August and September 2012, the Company issued 35,000 and 69,445 shares of restricted common stock as a result of a stock subscription agreement with its director, Brian Brady, as detailed above.

On January 3, 2013, the Company issued 60,000 shares of restricted stock pursuant to a twelve-month compensation arrangement with Mitchel J. Laskey for his service as a director and Chairman of the Company's Board of Directors.

On January 3, 2013, the Company issued 20,000 shares of restricted stock valued at $4,820 in order to pay for a small asset purchase.

Effective January 3, 2013, the Company entered into a twelve-month agreement to pay $4,000 per month beginning January 2013 to a firm who would provide investor relations services. In accordance with the agreement, the Company issued 100,000 shares of restricted common stock on January 15, 2013 and agreed to issue an additional 100,000 restricted shares on or before July 15, 2013. This agreement was mutually terminated on May 1, 2013 for no further cash consideration with the Company agreeing to issue the final installment of 100,000 shares of restricted common stock upon the termination of the agreement.

The following tables contain summarized information about nonvested restricted stock outstanding at March 31, 2013:

Restricted Stock	Common Shares
Nonvested at December 31, 2011	—
Granted	312,387
Vested	(263,805)
Forfeited	—
Nonvested at December 31, 2012	48,582
Granted	180,000
Vested	(124,850)
Forfeited	—
Nonvested at March 31, 2013	103,732

Total stock-based compensation expense recognized for restricted awards issued for services during the three months ended March 31, 2013 was $39,105 of which $8,125 is included in sales and marketing expense and $30,980 is included in general and administrative expense in the consolidated statements of operations. The fair value of the services are based on the value of the Company's common stock over the term of service. Future compensation related to issued but nonvested restricted awards expected to vest over the remaining individual vesting periods of up to three months was $47,717 as of March 31, 2013. The fair value of the restricted stock issued during the three months ended March 31, 2013 was $47,220 and the change in the fair value of the issued but nonvested shares was $28,915.

NOTE 5.    LOSS PER COMMON SHARE

Net losses were reported during the three months ended March 31, 2013 and 2012.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Stock options	2,561,843	112,930
Warrants	182,027	154,216
Potential conversion of Series A convertible preferred stock	3,788	174,243
Potential conversion of promissory note payable	—	31,829
Total excluded shares	2,747,658	473,218

NOTE 6.     RELATED PARTY TRANSACTIONS

On December 26, 2012, Mitchel J. Laskey was elected to the Company's Board of Directors. He was then appointed as the Chairman of the Board, Chairman of the Audit Committee and as a member of the Compensation and Nominating Committees. Upon his appointment, the Board approved a twelve-month compensation arrangement whereby Mr. Laskey would receive $10,000 cash per month, 60,000 restricted stock units in January 2013, 60,000 restricted stock units in June 2013 and up to 120,000 in additional restricted stock units to be issued at the discretion of the disinterested members of the compensation committee for Mr. Laskey's service as Chairman of the Board. Mr. Laskey resigned from the Company's Board of Directors and all his related positions on April 24, 2013. Upon his resignation, he forfeited the right to receive any further cash or stock compensation.

NOTE 7.  SUBSEQUENT EVENTS

No material events have occurred since March 31, 2013 that require recognition or disclosure in the financial statements, except as follows:

On April 11, 2013, the Company entered into an unsecured loan agreement with Brian W. Brady, a director of the Company. Pursuant to this agreement, the Company received a short term loan of $500,000 due on May 31, 2013. The note bears interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. The proceeds from this loan were used to pay off the outstanding balance on the Bridge Bank facility and to pay for operating expenses. The terms of the agreement are consistent or better than the terms of other note agreements that the Company has created in recent years. The loan agreement was approved by the disinterested members of the Company's Board of Directors.

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

Company History

IZEA, Inc., formerly known as IZEA Holdings, Inc., and before that Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, we completed a share exchange pursuant to which we acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA"), which became our wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, we discontinued our former business and continued the SMS business of IZEA as our sole line of business (collectively, the "Company").

On July 30, 2012, we filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of our common stock at a ratio of one share for every 40 shares outstanding prior to the effective date of the reverse stock split. Additionally, our total authorized shares of common stock were decreased from 500,000,000 shares to 12,500,000 shares and subsequently increased to 100,000,000 shares in February 2013. All current and historical information contained herein related to the share and per share information for our common stock or stock equivalents issued on or after May 12, 2011 reflects the 1-for-40 reverse stock split of our outstanding shares of common stock that became market effective on August 1, 2012.

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

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended
	March 31, 2013	March 31, 2012	$ Change	% Change
Revenue	$1,385,275	$1,613,654	$(228,379)	(14.2)%
Cost of sales	576,102	659,281	(83,179)	(12.6)%
Gross profit	809,173	954,373	(145,200)	(15.2)%
Operating expenses:
General and administrative	1,574,592	1,783,981	(209,389)	(11.7)%
Sales and marketing	94,169	161,826	(67,657)	(41.8)%
Total operating expenses	1,668,761	1,945,807	(277,046)	(14.2)%
Loss from operations	(859,588)	(991,434)	131,846	13.3%
Other income (expense):
Interest expense	(15,466)	(16,744)	1,278	(7.6)%
Loss on exchange of warrants	(732)	—	(732)	100.0%
Change in fair value of derivatives, net	(8,124)	90,987	(99,111)	(108.9)%
Other income (expense), net	80	1	79	7,900.0%
Total other income (expense)	(24,242)	74,244	(98,486)	132.7%
Net loss	$(883,830)	$(917,190)	$33,360	3.6%

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

Revenues for the three months ended March 31, 2013 decreased by $228,379, or (14.2)%, compared to the same period in 2012. The decrease was attributable to a $241,000 decrease in our Sponsored Revenue, a $3,000 decrease from Media Revenue and a $16,000 increase in Service Fee Revenue. In the three months ended March 31, 2013, Sponsored Revenue was 85%, Media Revenue was 4% and Service Fee Revenue was 11% of total revenue compared to Sponsored Revenue of 88%, Media Revenue of 4% and Service Fee Revenue of 8% of total revenue in the three months ended March 31, 2012. The decrease in Sponsored Revenue was primarily attributable to a higher than average sales quarter in the first quarter in 2012. Average quarterly sales during 2012 was approximately $1.2 million. The higher sales for the three months ended March 31, 2012, resulted from an increase in number of our executive sales team in Orlando, New York City, Chicago, Seattle and Dallas which produced an increase in the number of customers starting campaigns and an increase in the average revenue per customer. Service fees increased in the three months ended March 31, 2013 due to more fees received from advertisers.

Although revenue for the three months ended March 31, 2013 is lower than the comparable prior year quarter, actual net bookings were 10% higher. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger campaigns and an increase in repeat clients.

Cost of Sales and Gross Profit

Our cost of sales comprise primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click, purchase or action.

Cost of sales for the three months ended March 31, 2013 decreased by $83,179, or (12.6)%, compared to the same period in 2012.   Cost of sales decreased as a direct result of the decrease in our Sponsored Revenue and the direct publisher costs to generate such revenue.

Gross profit for the three months ended March 31, 2013 decreased by $145,200, or (15.2)%, compared to the same period in 2012.  Additionally, our gross margin declined by one percentage point from 59% for the three months ended March 31, 2012 to 58% for the same period in 2013. The gross margin decrease was primarily attributable to slightly higher spending on our managed advertiser campaigns in 2013.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended March 31, 2013 decreased by $277,046, or (14.2)%, compared to the same period in 2012. The decrease was primarily attributable to lower payroll, travel and rent expenses along with decreases in promotional marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the three months ended March 31, 2013 decreased by $209,389 or (11.7)%, compared to the same period in 2012. The decrease was primarily attributable to a $53,000 decrease in rent and office related expense with the reduction of outside office locations in mid-2012 and the move of our corporate headquarters in December 2012, a $143,000 decrease in payroll, personnel and related benefit expenses due to fewer outside sales personnel and staff employees, a $19,000 decrease in travel related to less personnel in multiple locations and less travel by executives.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended March 31, 2013 decreased by $67,657 or (41.8)%, compared to the same period in 2012.   The decrease was primarily attributable to lower promotional expenses incurred for our WeRewards program that we discontinued in November 2012 offset by expenses incurred to launch our new products and services from 2012. During May and July 2012, we entered into seven agreements to issue a total of 135,521 shares of restricted common stock for celebrity endorsements of our products and services (primarily related to the launch of our new Staree platform). In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months. In addition to the shares, we paid cash payments of $100,000. We recorded a total of $28,125 in marketing expense for the value of cash payments earned and the restricted awards vested during the three months ended March 31, 2013. Future compensation related to nonvested restricted awards expected to vest and unearned cash compensation of $22,168 is estimated to be recognized over the remaining individual contract terms of up to three months.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the three months ended March 31, 2013 decreased by $1,278 compared to the same period in 2012 primarily due lower debt balances as a result of the conversion of our $550,000 senior secured promissory note from October 2012 through February 2013. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over their terms to maturity using the effective interest method.

During the three months ended March 31, 2013, we recognized a $732 loss on exchange when we redeemed certain warrants to purchase an aggregate of 4,546 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

We entered into financing transactions in prior periods that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded expense of $7,480 and income of $104,697, resulting from the change in the fair value of certain warrants during the three months ended March 31, 2013 and 2012, respectively. Additionally, we recorded expense resulting from the change in the fair value of the compound embedded derivatives during the three months ended March 31, 2013 and 2012 in the amount of $644 and $13,710, respectively. The net effect of these changes in fair values resulted in expense of $8,124 and income of $90,987 during the three months ended March 31, 2013 and 2012, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the three months ended March 31, 2013 was $883,830 which decreased from the net loss of $917,190 for the same period in 2012.  Although gross profit decreased as compared to the prior year period due to decreased revenue, we were able to reduce operating costs by over 14% as discussed above in order to produce a decrease in net loss for the quarter.

Liquidity and Capital Resources

Our cash position was $130,252 as of March 31, 2013 as compared to $657,946 as of December 31, 2012, a decrease of $527,694 as a result of continued losses from operations.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $883,830 and $4,672,638 for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, and had an accumulated deficit of $23,687,252 as of March 31, 2013.   The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash used for operating activities was $697,272 during the three months ended March 31, 2013 and was primarily a result of our net loss during the period of $883,830.  Cash provided by financing activities was $165,708 during the three months ended March 31, 2013 and was primarily a result of net proceeds of $169,798 received from the issuance of a secured credit facility agreement with Bridge Bank, N.A. as further discussed below. Financing activities were reduced by principal payments of $4,090 on our capital leases.

To date, we have financed our operations through internally generated revenue from operations, the sale of our equity and the issuance of notes and loans from shareholders.

On February 3, 2012, we issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of our existing shareholders.  In connection with the note, we incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. Unless earlier converted, exchanged or prepaid, the note matured on February 2, 2013. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of our common stock. From October 2012 through December 2012, the holders of this promissory note converted $437,850 of note value into 2,069,439 shares of our common stock at an average conversion rate of $.21 per share. On February 4, 2013, we satisfied all of our remaining obligations under this note when the holders converted the final balance owed of $112,150 into 773,983 shares of our common stock at an average conversion rate of $.145 per share.

On January 3, 2013, we issued 60,000 shares of restricted stock pursuant to a twelve-month compensation arrangement with Mitchel J. Laskey for his service as a director and Chairman of our Board of Directors.

On January 3, 2013, we issued 20,000 shares of restricted stock valued at $4,820 in order to pay for a small asset purchase.

Effective January 3, 2013, we entered into an agreement to pay $4,000 per month for twelve months beginning January 2013 to a firm who would provide investor relations services. In accordance with the agreement, we issued 100,000 shares of restricted common stock on January 15, 2013 and agreed to issue an additional 100,000 restricted shares on or before July 15, 2013. This agreement was mutually terminated on May 1, 2013 for no further cash consideration with our Company agreeing to issue the final installment of 100,000 shares of restricted common stock upon the termination of the agreement.

In February 2013, pursuant to a private transaction with a warrant holder, we redeemed a warrant to purchase 4,546 shares of common stock for the same number of shares without receiving any further cash consideration.

On March 1, 2013, we entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum advance of $1.5 million. The agreement requires us to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then we will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). In connection with this agreement, we incurred $31,301 in costs related to the loan acquisition. These costs have been capitalized in our consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year. As of March 31, 2013, we had $193,890 outstanding under this agreement.

On March 18, 2013, we entered into an agreement with a consultant to provide business advisory and support services. In exchange for the services, we granted the consultant a stock option to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. The option vests in equal quarterly installments of 62,500 over four years beginning on March 18, 2013 and expires ten years after the date of grant. Additionally, we will accrue a fee of $10,000 per month that will become due and payable after we raise gross proceeds of at least $1,000,000 through new debt or equity financing. This agreement may be terminated at any time by either party without penalty and all accrued but unpaid fees will be immediately due and payable. Upon a termination of the consulting agreement, the option agreement will be canceled as to any unvested options, and all vested options will be deemed as earned.

On April 11, 2013, we entered into an unsecured loan agreement with Brian W. Brady, a director of the company. Pursuant to this agreement, we received a short term loan of $500,000 due on May 31, 2013. The note bears interest at 7% per annum with a default rate of interest at 12% based on a 360 day year. The proceeds from this loan were used to pay off the outstanding balance on the Bridge Bank facility and to pay for operating expenses. The terms of the agreement are consistent or better than the terms of other note agreements that we have created in recent years. The loan agreement was approved by the disinterested members of our Board of Directors.

We used the proceeds from the above cash receipts for general working capital purposes, but we require additional capital to fund our operations and repay our $75,000 promissory note that became due in December 2012. Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital through various financing transactions in order to continue our operations. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility and sharp decline in the trading price of our common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that we will be successful in any future financing or that it will be available on terms that are acceptable to us.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the overall level of activity in the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to curtail our marketing and development plans and possibly cease operations.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of March 31, 2013. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. We did not have any bad debt expense for the three months ended March 31, 2013 and 2012.

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
Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period  and generally have ten-year contract lives.  We estimate the fair value of our common stock using the closing stock price of our common stock as quoted in the OTCQB marketplace on the date of the agreement.  Prior to April 1, 2012, due to limited trading history and volume, we estimated the fair value of our common stock using recent independent valuations or the value paid in equity financing transactions. We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change. Changes also impact the amount of unamortized compensation expense to be recognized in future periods.

The following table shows the number of options granted under our May and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2012 and through March 31, 2013:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2012	2,751	$12.50	5 years	54.85%	0.82%	$3.36
June 30, 2012	347,667	$5.18	5 years	54.93%	0.76%	$2.26
September 30, 2012	26,625	$2.20	5 years	54.46%	0.65%	$1.03
December 31, 2012	1,250	$0.39	5 years	52.75%	0.65%	$0.18
March 31, 2013	2,170,834	$0.25	10 years	52.72%	1.91%	$0.16

There were 2,561,843 options outstanding as of March 31, 2013 with a weighted average exercise price of $1.10 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of March 31, 2013 since the weighted average exercise price exceeded the market price of $0.46 of our common stock on such date.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q as of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2012, information at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information" and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability or obtain the financing necessary for future growth.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $883,830 and $4,672,638 for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively, and had an accumulated deficit of $23,687,252 as of March 31, 2013. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses at less than 50% of our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

We do not have sufficient financial resources or the ability to arrange financing to pay our unsecured $75,000 promissory note that matured on December 4, 2012. As a result of our failure to pay, the note is currently in default bearing interest at the default rate of 18% per annum. The amount owed on this note as of March 31, 2013 was $75,000, plus $7,336 in accrued interest.

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

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the overall level of activity in the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to curtail our marketing and development plans and possibly cease operations.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of March 31, 2013, our total stockholders' deficit was $1,949,133 and we had a working capital deficit of $2,053,523. Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm included in their report for the year ended December 31, 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are not able to raise sufficient capital to generate positive cash flows that will sustain us for more than one year, our independent registered public accounting firm may be required to continue to include this explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their future reports. Such language in our independent registered public accounting firm's report could make it more difficult to obtain future financing.

Exercise of stock options, warrants and other convertible securities will dilute your percentage of ownership and could cause our stock price to fall.

As of May 10, 2013, we have outstanding stock options and warrants to purchase 2,743,325 shares of common stock and preferred stock convertible into 3,788 shares of common stock that could result in our issuing additional shares of common stock. Additionally, we have available shares to issue stock options to purchase up to 9,088,683 shares of common stock under our May 2011 Equity Incentive Plan and up to 50,000 shares of common stock under our August 2011 Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2013, we issued 60,000 shares of restricted stock pursuant to a twelve-month compensation arrangement with Mitchel J. Laskey for his service as a director and Chairman of our Board of Directors.

On January 3, 2013, we issued 20,000 shares of restricted stock valued at $4,820 in order to pay for a small asset purchase.

Effective January 3, 2013, we entered into a twelve-month agreement to pay $4,000 per month beginning January 2013 to a firm who would provide investor relations services. In accordance with the agreement, we issued 100,000 shares of restricted common stock on January 15, 2013 and agreed to issue an additional 100,000 restricted shares on or before July 15, 2013. This agreement was mutually terminated on May 1, 2013 for no further cash consideration with our Company agreeing to issue the final installment of 100,000 shares of restricted common stock upon the termination of the agreement.

In February 2013, we redeemed a warrant to purchase an aggregate of 4,546 shares of common stock for the same number of shares from a warrant holder without the Company receiving any further cash consideration.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

ITEM 5 - OTHER INFORMATION

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

31.1	*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	***
The following materials from IZEA, Inc.'s Annual Report on Form 10-Q for the three months ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

May 15, 2013	By:	/s/ Edward Murphy
Edward Murphy President and Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)