Form 10-Q
period 2013-06-30
IZEA, Inc.
filed 2013-08-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013, there were 7,275,981 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2013

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$69,862	$657,946
Accounts receivable	970,303	426,818
Prepaid expenses	119,068	162,565
Prepaid equity financing costs	182,903	—
Software development costs	98,847	—
Deferred finance costs, net of accumulated amortization of $38,233 and $25,923	20,868	1,877
Other current assets	74,789	11,627
Total current assets	1,536,640	1,260,833

Property and equipment, net	98,596	113,757
Intangible assets, net of accumulated amortization of $68,276 and $59,276	9,000	18,000
Security deposits	5,178	9,048
Total assets	$1,649,414	$1,401,638

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,301,290	$1,163,307
Accrued expenses	437,093	187,868
Unearned revenue	1,185,254	1,140,140
Compound embedded derivative	—	11,817
Notes payable carried at fair value	1,163,555	—
Current portion of capital lease obligations	19,463	17,638
Current portion of notes payable	245,000	75,000
Total current liabilities	4,351,655	2,595,770

Capital lease obligations, less current portion	—	10,212
Notes payable, less current portion	—	106,355
Warrant liability	2,530	2,750
Total liabilities	4,354,185	2,715,087

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 5 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,275,981 and 6,186,997 issued and outstanding	728	619
Additional paid-in capital	21,875,223	21,489,354
Accumulated deficit	(24,580,722)	(22,803,422)
Total stockholders’ deficit	(2,704,771)	(1,313,449)

Total liabilities and stockholders’ deficit	$1,649,414	$1,401,638

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$1,715,273	$1,204,018	$3,100,548	$2,817,672
Cost of sales	770,901	500,490	1,347,003	1,159,771
Gross profit	944,372	703,528	1,753,545	1,657,901

Operating expenses:
General and administrative	1,364,569	1,687,771	2,939,161	3,471,752
Sales and marketing	115,090	604,056	209,259	765,882
Total operating expenses	1,479,659	2,291,827	3,148,420	4,237,634

Loss from operations	(535,287)	(1,588,299)	(1,394,875)	(2,579,733)

Other income (expense):
Interest expense	(22,530)	(27,523)	(37,996)	(44,267)
Loss on exchange of warrants	—	(764,513)	(732)	(764,513)
Change in fair value of derivatives and notes payable carried at fair value, net	(335,653)	540,492	(343,777)	631,479
Other income (expense), net	—	454	80	455
Total other income (expense)	(358,183)	(251,090)	(382,425)	(176,846)

Net loss	$(893,470)	$(1,839,389)	$(1,777,300)	$(2,756,579)

Weighted average common shares outstanding – basic and diluted	7,226,745	1,276,595	7,020,347	1,121,466

Loss per common share – basic and diluted	$(0.12)	$(1.44)	$(0.25)	$(2.46)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	5	$—	6,186,997	$619	$21,489,354	$(22,803,422)	$(1,313,449)
Conversion of notes payable into common stock	—	—	773,983	77	124,534	—	124,611
Exchange of warrants for common stock	—	—	5,001	1	731	—	732
Fair value of warrants issued	—	—	—	—	7,209	—	7,209
Stock issued for payment of services	—	—	310,000	31	85,021	—	85,052
Stock-based compensation	—	—	—	—	168,374	—	168,374
Net loss	—	—	—	—	—	(1,777,300)	(1,777,300)
Balance, June 30, 2013	5	$—	7,275,981	$728	$21,875,223	$(24,580,722)	$(2,704,771)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,777,300)	$(2,756,579)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	46,238	56,554
Stock-based compensation	168,374	118,984
Stock issued for payment of services	94,785	225,473
Loss on exchange of warrants	732	764,513
Change in fair value of derivatives, net	343,777	(631,479)
Cash provided by (used for):
Accounts receivable, net	(543,485)	75,880
Prepaid expenses and other current assets	(246,173)	33,962
Accounts payable	137,983	293,755
Accrued expenses	260,247	42,676
Unearned revenue	45,114	6,561
Deferred rent	—	(9,185)
Net cash used for operating activities	(1,469,708)	(1,778,885)

Cash flows from investing activities:
Purchase of equipment	(9,767)	(9,009)
Security deposits	3,870	3,650
Net cash used for investing activities	(5,897)	(5,359)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	1,089,798	543,700
Proceeds from issuance of common and preferred stock and warrants, net	—	1,221,858
Proceeds from exercise of stock options	—	1,099
Payments on notes payable and capital leases	(202,277)	(17,465)
Net cash provided by financing activities	887,521	1,749,192

Net decrease in cash and cash equivalents	(588,084)	(35,052)
Cash and cash equivalents, beginning of year	657,946	225,277

Cash and cash equivalents, end of period	$69,862	$190,225

Supplemental cash flow information:
Cash paid during period for interest	$7,286	$4,532

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory notes	$—	$27,776
Fair value of common stock issued for future services	$47,220	$170,995
Fair value of warrants issued	$95,209	$—
Conversion of notes into common stock	$124,611	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2013, the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the consolidated statement of stockholders' deficit for the six months ended June 30, 2013 and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2013.

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

The Company is a leading company in the sponsored influence space, a subset of native advertising. The Company currently operates multiple properties including its premiere platforms, SocialSpark and SponsoredTweets, as well as its legacy platforms PayPerPost and InPostLinks. In 2012, the Company launched a new platform called Staree and a display-advertising network to use within its platforms called IZEAMedia. The practice of sponsored influence is when a company compensates a social media influencer or publisher to share sponsored content within their social network. This sponsored content is shared within the body of a content stream, a practice known as “native advertising.” The Company generates its revenue primarily through the sale of native advertising through sponsored influence campaigns to its advertisers. The Company's advertisers include a wide range of small and large businesses, including Fortune 500 companies, as well as advertising agencies. The Company fulfills the native advertising transaction through its marketplace platforms by connecting its social media publishers such as bloggers and tweeters with its advertisers. The Company also generates revenue from the posting of targeted display advertising and from various service fees.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company has incurred significant losses from operations since inception and has a working capital deficit of $2,815,015 and an accumulated deficit of $24,580,722 as of June 30, 2013.  Net losses for the six months ended June 30, 2013 and for the year ended December 31, 2012 were $1,777,300 and $4,672,638, respectively. The Company's ability to continue as a going concern is dependent upon raising capital from financing transactions. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Revenues generated from the Company's operations are not presently sufficient to sustain its operations. Therefore, the Company will need to raise additional capital to fund its operations and repay its $75,000 promissory note (see Note 2) through various financing transactions in order to continue its operations. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. On February 4, 2013, the Company issued 773,983 shares of its common stock to settle the remaining balance owed of $112,150 on its $550,000 senior secured promissory note. On March 1, 2013, the Company secured a credit facility with Bridge Bank N.A. whereby it can receive advances up to $1.5 million based on 80% of eligible accounts receivable. Additionally, from April 2013 through August 2013, the Company entered into several unsecured loan agreements with a director of the company. Pursuant to these agreements, the Company received short-term loans totaling $1,270,000 due on August 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360 day year. On May 31, 2013, the Company agreed to allow these notes to be converted into equity upon closing of the next private placement expected to occur in the third quarter of 2013 on the same terms and conditions that will be applicable to other investors in the private placement. The volatility and sharp decline in the trading price of the Company's common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that the Company will be successful in any future financing or that it will be available on terms that are acceptable.

Future financings through equity investments are likely to be dilutive to existing stockholders. The terms of securities the Company may issue in future capital transactions may be more favorable for its new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash liabilities in connection with certain securities it may issue, such as convertible notes and warrants, which will adversely impact the Company's financial condition. The Company's ability to obtain needed financing may be impaired by such factors as the overall level of activity in the capital markets and the Company's history of losses, which could impact the availability or cost of future financings. If the amount of capital the Company is able to raise from financing activities, together with its revenues from operations, is not sufficient to satisfy its capital needs, the Company may need to curtail its marketing and development plans and possibly cease operations.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of June 30, 2013 and December 31, 2012. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not have any bad debt expense for the six months ended June 30, 2013 and 2012.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At June 30, 2013, three customers accounted for 47% of total accounts receivable in the aggregate, each of which accounted for more than 10% of the Company’s accounts receivable. At

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

December 31, 2012, the Company had two different customers which accounted for 46% of total accounts receivable in the aggregate. The Company had two and one customers that accounted for 32% and 12% of its revenue during the three and six months ended June 30, 2013, respectively. The Company had no customers that accounted for more than 10% of its revenue during the three months ended June 30, 2012, and it had one customer that accounted for 11% of its revenue during the six months ended June 30, 2012.

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

Software Costs
The Company is in the process of developing a new platform called the Native Ad Exchange (NAX). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company determined that on April 15, 2013, the project became technologically feasible and the development phase began. The Company capitalized $98,847 in payroll and benefit costs to software development costs in the consolidated balance sheet during the three months ended June 30, 2013.

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser for the use of the Company's network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers ("Service Fee Revenue"). Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in the Company's platforms, early cash out fees if a publisher wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's websites and their request was completed and content listed, as applicable, by the Company's publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with the Company.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when the Company's publishers place targeted display advertising in blogs. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended June 30, 2013 and 2012 were approximately $19,000 and $237,000, respectively. Advertising expense charged to operations for the six months ended June 30, 2013 and 2012 were approximately $44,000 and $299,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of certain notes payable and the warrant liability as of June 30, 2013 (see Note 3).

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Unless otherwise disclosed, the fair value of the Company’s notes payable and capital lease obligations approximate their carrying value based upon current rates available to the Company.

Certain convertible promissory notes are recorded at the fair value of the hybrid instrument as a whole and are recorded at their common stock equivalent value. Significant unobservable inputs used in the fair value of the hybrid instruments include the estimated number of common shares underlying the promissory notes and the fair value of the common stock to be issued upon conversion. Generally, an increase (decrease) in the estimated number of shares underlying the promissory notes or the fair value of the common stock to be issued upon conversion would result in a (higher) lower fair value measurement.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 and August 2011 Plans (together the "2011 Equity Incentive Plans") (see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement.  Prior to April 1, 2012, due to limited trading history and volume, the Company estimated the fair value of its common stock using recent independent valuations or the value paid in equity financing transactions. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plan Assumptions	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Expected term	6 years	5 years	9 years	5 years
Weighted average volatility	51.84%	54.93%	52.45%	54.93%
Weighted average risk free interest rate	0.91%	0.76%	1.60%	0.76%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Current average expected forfeiture rates were 50.21% during the three and six months ended June 30, 2013 and 2012.

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

Segment Information

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Proceeds from the note financings were allocated first to the embedded conversion option (see Note 3) that required bifurcation and recognition as a liability at fair value and then to the carrying value of the notes. The carrying value of the notes is subject to amortization, through charges to interest expense, over the term to maturity or conversion using the effective interest method.

On May 4, 2012, the Company issued an unsecured 30-day promissory note to two of its existing shareholders in the principal amount of $75,000, incurring $6,000 in expenses for legal fees, which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. The note bears interest at a rate of 8% per annum. The noteholders did not elect to convert this note and the Company was not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note is currently in default bearing interest at the default rate of 18% per annum. The amount owed on this note as of June 30, 2013 was $75,000, plus $10,701 in accrued interest.

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement requires the Company to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then the Company will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). The Company incurred $31,301 in costs related to this loan acquisition. These costs have been capitalized in the Company's consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year. As of June 30, 2013, the Company had no balances outstanding under this agreement.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Brian Brady Promissory Notes
On April 11, 2013 and May 22, 2013, the Company entered into unsecured loan agreements with Brian W. Brady, a director of the Company. Pursuant to these agreements, the Company received short-term loans totaling $750,000 due on May 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. On May 31, 2013, the Company signed an extension and conversion agreement that extended the due date to August 31, 2013. Additionally, the parties agreed to allow these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of five years. The Company also agreed that upon the first closing of its next private placement it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share for a period of five years and 1,687,500 restricted stock units which vest upon the earlier of two years after issuance or completion of a transaction resulting in a change of control of the Company. Upon modification of these loans on May 31, 2013 the Company elected that the notes should be recorded at fair value as discussed further in Note 3. As of June 30, 2013, the fair value of these two notes was $1,163,555.

On June 7, 2013 and June 14, 2013, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $170,000 due on August 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. The amount owed on these notes as of June 30, 2013 was $170,000, plus $683 in accrued interest.

The proceeds from the loans from Mr. Brady were used to pay off the outstanding balance on the Bridge Bank facility and to pay for operating expenses. The terms of the agreements are consistent or better than the terms of other note agreements that the Company has issued in . The note issuances and the modification were approved by the disinterested members of the Company's Board of Directors.

During the three months ended June 30, 2013 and 2012, interest expense on all the notes amounted to $9,275 and $18,331, respectively. During the six months ended June 30, 2013 and 2012, interest expense on all the notes amounted to $18,399 and $28,702, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the three months ended June 30, 2013 and 2012, interest expense related to the amortization of finance costs amounted to $7,826 and $7,141, respectively. During the six months ended June 30, 2013 and 2012, interest expense related to the amortization of finance costs amounted to $12,311 and $11,034, respectively.

NOTE 3.     DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company entered into financing transactions in prior periods that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in the Company's financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income in the period of change. Accordingly, all income and expense amounts discussed below are reflected in the Company's consolidated statements of operations in other income under loss on exchange of warrants, change in fair value of derivatives, or change in notes payable carried at fair value.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the six months ended June 30, 2013:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2012	128,350	$2,750
Exchange of warrants for common stock	(4,546)	—
Conversion of notes into common stock	—	—
Change in fair value of derivatives	—	(220)
Balance, June 30, 2013	123,804	$2,530

The following table summarizes the Company's activity and fair value calculations of its derivative notes payable for the six months ended June 30, 2013:

	Linked Common Shares to Convertible Notes Payable	Bifurcated Compound Embedded Derivatives	Convertible Notes Payable, Carried at Fair Value
Balance, December 31, 2012	537,146	$11,817	$—
Issuance of $750,000 promissory note with compound embedded derivative - May 31, 2013	6,042,000	—	820,202
Conversion of notes into common stock	(773,983)	(12,461)	—
Change in fair value of derivatives	270,837	644	343,353
Balance, June 30, 2013	6,076,000	$—	$1,163,555

The Company calculated the fair value of its warrant liability, its embedded derivatives in which the compound embedded derivatives were bifurcated and recorded at fair value, and the notes payable, carried at fair value, using the valuation methods and inputs described below.

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

In February 2013, pursuant to a private transaction with a warrant holder, the Company redeemed a warrant to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemption was treated as an exchange wherein the fair value of the newly issued common stock was recorded and the difference between that and the zero carrying value of the warrant received in the exchange was recorded in the Company's consolidated statements of operations in other income under loss on exchange of warrants. As a result of the exchange, the Company recognized a loss on the exchange of the warrants in the amount $732 during the three months ended March 31, 2013.

During the three months ended June 30, 2013 and 2012, the Company recorded income of $7,700 and $623,028, respectively, due to the change in the fair value of its warrants. During the six months ended June 30, 2013 and 2012, the Company recorded income of $220 and $727,725, respectively, due to the change in the fair value of its warrants.

The warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2012 and June 30, 2013 are as follows:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Binomial Assumptions	December 31, 2012	June 30, 2013
Fair market value of asset (1)	$0.22	$0.27
Exercise price	$1.25	$1.25
Term (2)	4.7 years	4.2 years
Implied expected life (3)	4.6 years	4.2 years
Volatility range of inputs (4)	45.82%--84.21%	47.13%--61.51%
Equivalent volatility (3)	60.20%	54.84%
Risk-free interest rate range of inputs (5)	0.11%--0.72%	0.04%--1.41%
Equivalent risk-free interest rate (3)	0.32%	0.35%
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

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 and its $75,000 convertible promissory note as modified on June 6, 2012 (see Note 2) required bifurcation and liability classification as derivative financial instruments because they were not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. The noteholders did not elect to convert the $75,000 convertible promissory note prior its maturity date on December 4, 2012. Therefore, the conversion feature expired and no further derivative valuation is required. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital. As of February 4, 2013, all convertible notes in which the conversion feature had been bifurcated and recorded at fair value, had been converted. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the six months ended June 30, 2013 in the amount of $644. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the three and six months ended June 30, 2012 in the amount of $82,536 and $96,246, respectively.

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
Notes to the Unaudited Consolidated Financial Statements

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

(7) Monte Carlo inputs are "n/a" on expiration date of February 4, 2013 since only intrinsic value remains. There is no time value left, so the use of an option model is not necessary.

Convertible Notes-Carried At Fair value
On May 31, 2013, the Company signed a loan extension and conversion agreement with Brian W. Brady, a director of the Company, that extended the due date on its $750,000 notes payable to August 31, 2013 and added a conversion feature in which the notes and all accrued interest thereon will be converted into equity upon the closing of the next private placement on the same terms and conditions that will be applicable to other investors in the future financing. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of five years. The Company also agreed that upon the first closing of its next private placement it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share for a period of five years and 1,687,500 restricted stock units which vest upon the earlier of two years after issuance or completion of a transaction resulting in a change of control of the Company.

The Company concluded that since the modification resulted in the addition of a conversion feature, the notes no longer met the definition of being indexed to the Company's own stock as provided in ASC 815 Derivatives and Hedging. Accordingly, the modification of these loans on May 31, 2013 resulted in a change that required either bifurcation of the embedded conversion feature or the Company could choose to record the entire fair value of the convertible notes at fair value. According to the terms of the modification, the convertible notes are required to be converted on the date the Company finalizes a future contemplated financing.  Rather than choosing to value the notes based on the present value of their cash flows, it was assumed a market participant would likely consider the common stock equivalent value to be more indicative of the fair value of the notes since they will be converted and not paid in cash.  Therefore, management chose to record the promissory notes  at their fair value using a common stock equivalent approach, with changes in fair value being reported as “Change in the fair value of derivatives and notes payable carried at fair value, net” in the accompanying consolidated statements of operations. The $750,000 convertible notes payable was valued at $820,202 on May 31, 2013 and $1,163,555 on June 30, 2013 using a common stock equivalent value as outlined in more detail below. This change in fair value resulted in an expense of $343,353 during the three and six months ended June 30, 2013.

The notes are convertible on the same terms and conditions that will be applicable to investors in a future private placement and since the Company is currently negotiating a future financing and management believes there is a high probability that the financing will occur, the common stock equivalent value of the notes was based on the current negotiated terms of the future financing. As consideration for the extension of the maturity date of the notes, the Company also agreed to issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share and 1,687,500 restricted stock units upon the first closing of the future financing event. The obligation for the Company to issue additional warrants and restricted stock is consideration for the modification, so the fair value of these instruments are included in the determination of the amount of extinguishment loss, if applicable. The modification added a substantial conversion feature so the debt instruments were considered “substantially” different after the modification and extinguishment accounting was applicable. However, since Mr. Brady is a board member and shareholder, the extinguishment is in essence an equity transaction. As such, the difference between the carrying amount of the original notes of $755,227 was compared to the fair value of the modified notes plus the fair value of the warrants issued on May 31, 2013, plus the warrants and restricted stock to be issued in the future, which equaled $1,526,202. The difference of $770,975 was treated as a capital transaction of which $64,975 is included in prepaid equity financing costs and $706,000 is included in additional paid-in capital as of June 30, 2013.

The issued warrants, indexed to 1,000,000 shares of common stock met the conditions for equity classification and the fair value of $88,000, as determined using a binomial lattice option valuation technique, was recorded in the Company's consolidated balance sheet as additional paid-in capital. The value of the warrants and the restricted stock to be issued upon the occurrence of the future financing were also recorded in additional paid-in capital. The warrants were valued at $280,500, using a binomial lattice option valuation technique and the restricted stock was valued at $337,500 based on the current market prices.

When the Company extended the terms of the $750,000 promissory notes and added a conversion feature, the Company elected to record the $750,000 convertible notes, at their fair value, under the guidance of ASC 815-15-25-4. The fair value was calculated as a common stock equivalent value. The conversion terms of the modified note agreement are dependent on the terms of a future financing, however, the Company is currently in negotiations to enter into a future private placement so the terms of the new financing are already established and management believes there is a high likelihood the financing will occur. Accordingly, the terms of the negotiated future financing were used to estimate the fair value of the convertible note. The negotiated terms of the future financing will allow investors to purchase units at $25,000 each which will consist of 100,000 shares of common stock and two warrants, one to purchase 50,000 shares of common stock at a purchase price of $0.25 and another warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. As of May 31, 2013, the outstanding principal and interest on the

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

notes was $755,227 and based on the terms of the negotiated financing, the investor would receive 3,021,000 shares of common stock, warrants indexed to 1,510,500 shares of common stock with an exercise price of $0.25, and warrants indexed to 1,510,500 shares of common stock with an exercise price of $0.50. As of June 30, 2013, the outstanding principal and interest on the notes was $759,541 and based on the terms of the negotiated financing, the investor would receive 3,038,000 shares of common stock, warrants indexed to 1,519,000 shares of common stock with an exercise price of $0.25, and warrants indexed to 1,519,000 shares of common stock with an exercise price of $0.50. As such, the common stock equivalent value was based the calculated indexed shares, the fair value of the common stock on the valuation date, and the fair value of the warrants using a binomial lattice model.

As of the date of modification, May 31, 2013, the common stock equivalent value was estimated as follows:

	Indexed Shares	Fair Value per Share	Estimated Fair Value
Common stock	3,021,000	$0.200	604,200
Warrants - $0.25 exercise price	1,510,500	$0.088	132,924
Warrants - $0.50 exercise price	1,510,500	$0.055	83,078
Common stock equivalent value			820,202

As of June 30, 2013, the common stock equivalent value was estimated as follows:

	Indexed Shares	Fair Value per Share	Estimated Fair Value
Common stock	3,038,000	$0.270	820,260
Warrants - $0.25 exercise price	1,519,000	$0.137	208,103
Warrants - $0.50 exercise price	1,519,000	$0.089	135,192
Common stock equivalent value			1,163,555

The common stock was valued at the trading market price on the date of the valuation. The warrants were valued using a Binomial model. Significant inputs into the Lattice model as of May 31, 2013 and June 30, 2013 are as follows:

Binomial Assumptions	May 31, 2013	June 30, 2013
Fair market value of asset	$0.20	$0.27
Exercise price	$0.25-$0.50	$0.25-$0.50
Term	5.0 years	5.0 years
Implied expected life	5.0 years	5.0 years
Volatility range of inputs	50.14%--83.49%	50.09%--83.37%
Equivalent volatility	59.15%	57.48%
Risk-free interest rate range of inputs	1.07%--1.05%	0.10%--1.41%
Equivalent risk-free interest rate	0.43%	0.56%

Fair value measurements
Assets and liabilities that are recorded at fair value on a recurring basis are measured in accordance with ASC 820-10-05, Fair Value Measurements. The Brian Brady Promissory Notes originally issued April 11, 2013 and May 22, 2013 and modified on May 31, 2013 to extend the term and add a conversion feature are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants.

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013 is as follows:

Convertible Notes Payable, Carried at Fair Value
Balance, December 31, 2012	$—
Common stock equivalent value of notes upon modification	820,202
Total loss included in earnings	343,353
Balance, June 30, 2013	$1,163,555

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Warrant Transactions
During the six months ended June 30, 2013, pursuant to private transactions with warrant holders, the Company redeemed warrants to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. As a result of the exchange, the Company recognized a loss on the exchange of the warrants in the amount $732 during the six months ended June 30, 2013.

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

On May 31, 2013, the Company signed a loan extension and conversion agreement with Brian W. Brady, a director of the Company, that extended the due date on its $750,000 notes payable to August 31, 2013. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of five years. The Company also agreed that upon the first closing of its next private placement it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share for a period of five years and 1,687,500 restricted stock units which vest upon the earlier of two years after issuance or completion of a transaction resulting in a change of control of the Company.

Stock Options
On May 12, 2011, the Company adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”) that authorizes, subsequent to the latest amendment on February 6, 2013, 11,613,715 shares of common stock to be granted for future stock awards to employees, directors or contractors. As of June 30, 2013, the Company had 9,210,041 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of June 30, 2013, the Company had 50,000 shares of common stock available for for future grants under the August 2011 Plan.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

term of the options is up to 10 years. The Company issues new shares to the optionee for any stock awards or options exercised pursuant to its equity incentive plans.

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2012 and the six months ended June 30, 2013 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2011	114,445	$17.61	4.4
Granted	378,293	5.74
Exercised	(551)	2.00
Forfeited	(100,210)	18.81
Outstanding at December 31, 2012	391,977	$5.87	4.3
Granted	3,146,084	0.25
Exercised	—	—
Forfeited	(1,098,121)	0.41
Outstanding at June 30, 2013	2,439,940	$1.08	7.2

Exercisable at June 30, 2013	305,335	$3.32	6.3

During the year ended December 31, 2012, options were exercised into 551 shares of the Company's common stock for cash proceeds of $1,099. The intrinsic value of these options was $5,769. During the three and six months ended June 30, 2013, no options were exercised. There is no aggregate intrinsic value on the outstanding or exercisable options as of June 30, 2013 since the weighted average exercise price exceeded the fair value on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2012 and the six months ended June 30, 2013 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2011	57,516	$2.73	2.5
Granted	378,293	2.17
Vested	(83,429)	2.26
Forfeited	(43,753)	2.78
Nonvested at December 31, 2012	308,627	$2.17	2.9
Granted	3,146,084	0.15
Vested	(222,529)	0.92
Forfeited	(1,097,577)	0.21
Nonvested at June 30, 2013	2,134,605	$0.33	3.2

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended June 30, 2013 and 2012 was $128,914 and $84,574, respectively. Total stock-based compensation expense recognized on awards outstanding during the six months ended June 30, 2013 and 2012 was $168,374 and $118,984, respectively. Future compensation related to nonvested awards expected to vest of $323,779 is estimated to be recognized over the weighted-average vesting period of 3 years.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

On June 12, 2012, the Company issued 1,200 shares of restricted common stock to its investors' counsel in order to pay for legal services totaling $6,000 related to the issuance of the $75,000 convertible promissory note.

On July 2, 2012, the Company issued 71,221 shares of restricted common stock to its former legal counsel in order to pay for general legal services totaling $356,103.

In August and September 2012, the Company issued 35,000 and 69,445 respective shares of restricted common stock as a result of a stock subscription agreement with its director, Brian Brady.

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

On May 16, 2013, the Company issued 30,000 shares of restricted common stock valued at $6,000 to settle an outstanding balance with a vendor.

The following tables contain summarized information about nonvested restricted stock outstanding at June 30, 2013:

Restricted Stock	Common Shares
Nonvested at December 31, 2011	—
Granted	312,387
Vested	(263,805)
Forfeited	—
Nonvested at December 31, 2012	48,582
Granted	310,000
Vested	(354,991)
Forfeited	—
Nonvested at June 30, 2013	3,591

Total stock-based compensation expense recognized for restricted awards issued for services during the three months ended June 30, 2013 was $55,680 of which $4,680 is included in sales and marketing expense and $51,000 is included in general and administrative expense in the consolidated statements of operations. Total stock-based compensation expense recognized for restricted awards issued for services during the six months ended June 30, 2013 was $94,785 of which $12,805 is included in sales and marketing expense and $81,980 is included in general and administrative expense in the consolidated statements of operations. The fair value of the services are based on the value of the Company's common stock over the term of service. Future compensation related to issued but nonvested restricted awards expected to vest over the remaining individual vesting periods of up to three months was $955 as of June 30, 2013. The fair value of the restricted stock issued during the three and six months ended June 30, 2013 was $31,000 and $78,220, respectively, and the change in the fair value of the issued but nonvested shares was ($22,083) and $6,832, respectively.

NOTE 5.    LOSS PER COMMON SHARE

Net losses were reported during the three and six months ended June 30, 2013 and 2012.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Three and Six Months Ended
	June 30, 2013	June 30, 2012
Stock options	2,439,940	374,870
Warrants	4,369,527	31,164
Potential conversion of Series A convertible preferred stock	3,788	3,788
Potential conversion of promissory notes payable	7,763,500	217,015
Total excluded shares	14,576,755	626,837

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

As discussed in Notes 2 and 3, from April 2013 through August 2013, the Company entered into several unsecured loan agreements with a director of the company. Pursuant to these agreements, the Company received short-term loans totaling $1,270,000 due on August 31, 2013, as amended. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360 day year.

NOTE 7.  SUBSEQUENT EVENTS

No material events have occurred since June 30, 2013 that require recognition or disclosure in the financial statements, except as follows:

On July 25, 2013 and August 12, 2013, the Company entered into unsecured loan agreements with Brian W. Brady, a director of the Company. Pursuant to these agreements, the Company received short-term loans totaling $350,000 due on August 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year.

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

Company Overview

We are a leading company in the sponsored influence space, a subset of native advertising. We currently operate multiple properties including our premiere platforms, SocialSpark and SponsoredTweets, as well as our legacy platforms PayPerPost and InPostLinks. In 2012, we launched a new platform called Staree and a display-advertising network to use within our platforms called IZEAMedia. The practice of sponsored influence is when a company compensates a social media influencer or publisher to share sponsored content within their social network. This sponsored content is shared within the body of a content stream, a practice known as “native advertising.” We generate our revenue primarily through the sale of native advertising through sponsored influence campaigns to our advertisers. We fulfill the native advertising transaction through our marketplace platforms by connecting our social media publishers such as bloggers and tweeters with our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change
Revenue	$1,715,273	$1,204,018	$511,255	42.5%
Cost of sales	770,901	500,490	270,411	54.0%
Gross profit	944,372	703,528	240,844	34.2%
Operating expenses:
General and administrative	1,364,569	1,687,771	(323,202)	(19.1)%
Sales and marketing	115,090	604,056	(488,966)	(80.9)%
Total operating expenses	1,479,659	2,291,827	(812,168)	(35.4)%
Loss from operations	(535,287)	(1,588,299)	1,053,012	66.3%
Other income (expense):
Interest expense	(22,530)	(27,523)	4,993	(18.1)%
Loss on exchange	—	(764,513)	764,513	(100.0)%
Change in fair value of derivatives, net	(335,653)	540,492	(876,145)	(162.1)%
Other income (expense), net	—	454	(454)	(100.0)%
Total other income (expense)	(358,183)	(251,090)	(107,093)	(42.7)%
Net loss	$(893,470)	$(1,839,389)	$945,919	51.4%

Revenues

We derive revenue from three sources: revenue from an advertiser for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers for maintenance and enhancement of their accounts ("Service Fee Revenue").

Revenues for the three months ended June 30, 2013 increased by $511,255, or 42.5%, compared to the same period in 2012. The increase was attributable to a $538,000 increase in our Sponsored Revenue, a $43,000 increase from Media Revenue and a $70,000 decrease in Service Fee Revenue. In the three months ended June 30, 2013, Sponsored Revenue was 90%, Media Revenue was 7% and Service Fee Revenue was 3% of total revenue compared to Sponsored Revenue of 84%, Media Revenue of 6% and Service Fee Revenue of 10% of total revenue in the three months ended June 30, 2012. The increase in Sponsored Revenue was primarily attributable to our concentrated sales efforts towards larger campaigns and focus on existing customers. Media revenue increased primarily due to coupling of media sales with larger sponsorship campaigns. Service fees decreased in the three months ended March 31, 2013 due to less fees received from inactive advertisers and publisher enhancements.

Our net bookings for the three months ended June 30, 2013 is 56% higher than the comparable prior year quarter. We anticipate that our revenue will continue to exceed prior year quarters. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger campaigns and an increase in repeat clients.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the three months ended June 30, 2013 increased by $270,411, or 54.0%, compared to the same period in 2012.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and the direct publisher costs to generate such revenue.

Gross profit for the three months ended June 30, 2013 increased by $240,844, or 34.2%, compared to the same period in 2012.  Our gross margin declined by three percentage points from 58% for the three months ended June 30, 2012 to 55.1%

for the same period in 2013. The gross margin decrease was primarily attributable to higher than average spending on celebrity influencers during the three months ended June 30, 2013.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended June 30, 2013 decreased by $812,168, or 35.4%, compared to the same period in 2012. The decrease was primarily attributable to lower payroll, professional and rent expenses along with decreases in promotional marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the three months ended June 30, 2013 decreased by $323,202 or 19.1%, compared to the same period in 2012. The decrease was primarily attributable to a $55,000 decrease in rent and office related expense with the reduction of outside office locations in mid-2012 and the move of our corporate headquarters in December 2012, a $134,000 decrease in payroll, personnel and related benefit expenses, and a $146,000 decrease in professional fees for legal and accounting services. During the three months ended June 30, 2013, we capitalized $117,928 in legal fees to prepaid equity financing costs. These costs were incurred for our equity financing that is anticipated to close in our third quarter of 2013. Additionally, we capitalized $98,847 in payroll and benefit costs to software development costs during the three months ended June 30, 2013. We are in the process of developing a new platform called the Native Ad Exchange (NAX). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We have filed for a provisional patent on NAX and applied for a trademark on the name.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2013 decreased by $488,966 or 80.9%, compared to the same period in 2012.   The decrease was primarily attributable to lower promotional expenses incurred for our WeRewards program that we discontinued in November 2012 offset by expenses incurred to launch our new products and services from 2012. During May and July 2012, we entered into seven agreements to issue a total of 135,521 shares of restricted common stock for celebrity endorsements of our products and services (primarily related to the launch of our new Staree platform). In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months. In addition to the shares, we paid cash payments of $100,000. We recorded a total of $15,930 in marketing expense for the value of cash payments earned and the restricted awards vested during the three months ended June 30, 2013 compared to a total of $254,223 in the three months ended June 30, 2012. Future compensation related to nonvested restricted awards expected to vest and unearned cash compensation of $955 is estimated to be recognized over the remaining individual contract terms of up to one month.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the three months ended June 30, 2013 decreased by $4,993 compared to the same period in 2012 primarily due lower debt balances as a result of the conversion of our $550,000 senior secured promissory note from October 2012 through February 2013. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over their terms to maturity using the effective interest method.

During the three months ended June 30, 2012, we recognized a $764,513 loss on exchange when we redeemed certain warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

We entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $7,700 and $623,028, resulting from the decrease in the fair value of certain warrants during the three months ended June 30, 2013 and 2012, respectively. Additionally, we recorded expense resulting from the increase in the fair value of the compound embedded derivatives during the three months ended June 30, 2013 and 2012 in the amount of $0 and $82,536, respectively and expense resulting from the increase in fair value of certain notes payable of $343,353 during the three months ended June 30, 2013. The net effect of these changes in fair values resulted in expense of $335,653 and income of $540,492 during the three months ended June 30, 2013 and 2012, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the three months ended June 30, 2013 was $893,470 which decreased from the net loss of $1,839,389 for the same period in 2012.  This significant decrease was obtained through our 66% reduction in operating costs as discussed above.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change
Revenue	$3,100,548	$2,817,672	$282,876	10.0%
Cost of sales	1,347,003	1,159,771	187,232	16.1%
Gross profit	1,753,545	1,657,901	95,644	5.8%
Operating expenses:
General and administrative	2,939,161	3,471,752	(532,591)	(15.3)%
Sales and marketing	209,259	765,882	(556,623)	(72.7)%
Total operating expenses	3,148,420	4,237,634	(1,089,214)	(25.7)%
Loss from operations	(1,394,875)	(2,579,733)	1,184,858	45.9%
Other income (expense):
Interest expense	(37,996)	(44,267)	6,271	(14.2)%
Loss on exchange	(732)	(764,513)	763,781	(99.9)%
Change in fair value of derivatives, net	(343,777)	631,479	(975,256)	(154.4)%
Other income (expense), net	80	455	(375)	(82.4)%
Total other income (expense)	(382,425)	(176,846)	(205,579)	(116.2)%
Net loss	$(1,777,300)	$(2,756,579)	$979,279	35.5%

Revenues

We derive revenue from three sources: revenue from an advertiser for the use of our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers for maintenance and enhancement of their accounts ("Service Fee Revenue").

Revenues for the six months ended June 30, 2013 increased by $282,876, or 10.0%, compared to the same period in 2012. The increase was attributable to a $297,000 increase in our Sponsored Revenue, a $40,000 increase from Media Revenue and a $54,000 decrease in Service Fee Revenue. In the six months ended June 30, 2013, Sponsored Revenue was 88%, Media Revenue was 5% and Service Fee Revenue was 7% of total revenue compared to Sponsored Revenue of 86%, Media Revenue of 5% and Service Fee Revenue of 9% of total revenue in the six months ended June 30, 2012. The increase in Sponsored Revenue was primarily attributable to our concentrated sales efforts towards larger campaigns and focus on existing customers. Media revenue increased primarily due to coupling of media sales with larger sponsorship campaigns. Service fees decreased in the three months ended March 31, 2013 due to less fees received from inactive advertisers and publisher enhancements.

Our net bookings for the six months ended June 30, 2013 is 31% higher than the comparable prior year period. We noted $3.4 million in net bookings during the first half of 2013, or $6.9 million on an annualized run-rate basis. We anticipate that our revenue will continue to exceed prior year levels. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger campaigns and an increase in repeat clients.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media publishers for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the six months ended June 30, 2013 increased by $187,232, or 16.1%, compared to the same period in 2012.   Cost of sales increased as a direct result of the decrease in our Sponsored Revenue and the direct publisher costs to generate such revenue.

Gross profit for the six months ended June 30, 2013 increased by $95,644, or 5.8%, compared to the same period in 2012.  Additionally, our gross margin declined by two percentage points from 59% for the six months ended June 30, 2012 to 57% for the same period in 2013. The gross margin decrease was primarily attributable to higher spending on our managed advertiser campaigns and for the use of higher cost celebrity publishers during the six months ended June 30, 2013.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the six months ended June 30, 2013 decreased by $1,089,214, or (25.7)%, compared to the same period in 2012. The decrease was primarily attributable to lower payroll, travel and rent expenses along with decreases in promotional marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the six months ended June 30, 2013 decreased by $532,591 or (15.3)%, compared to the same period in 2012. The decrease was primarily attributable to a $108,000 decrease in rent and office related expense with the reduction of outside office locations in mid-2012 and the move of our corporate headquarters in December 2012, a $277,000 decrease in payroll, personnel and related benefit expenses due to fewer outside sales personnel and capitalized development costs, and a $164,000 decrease in professional fees for legal and accounting services. During the six months ended June 30, 2013, we capitalized $117,928 in legal fees to prepaid equity financing costs. These costs were incurred for our equity financing that is anticipated to close in our third quarter of 2013. Additionally, we capitalized $98,847 in payroll and benefit costs to software development costs during the six months ended June 30, 2013. We are in the process of developing a new platform called the Native Ad Exchange (NAX). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We have filed for a provisional patent on NAX and applied for a trademark on the name.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2013 decreased by $556,623 or (72.7)%, compared to the same period in 2012.   The decrease was primarily attributable to lower promotional expenses incurred for our WeRewards program that we discontinued in November 2012 offset by expenses incurred to launch our new products and services from 2012. During May and July 2012, we entered into seven agreements to issue a total of 135,521 shares of restricted common stock for celebrity endorsements of our products and services (primarily related to the launch of our new Staree platform). In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months. In addition to the shares, we paid cash payments of $100,000. We recorded a total of $44,055 in marketing expense for the value of cash payments earned and the restricted awards vested during the six months ended June 30, 2013 compared to a total of $254,223 in the six months ended June 30, 2012. Future compensation related to nonvested restricted awards expected to vest and unearned cash compensation of $955 is estimated to be recognized over the remaining individual contract terms of up to one month.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the six months ended June 30, 2013 decreased by $6,271 compared to the same period in 2012 primarily due lower debt balances as a result of the conversion of our $550,000 senior secured promissory note from October 2012 through February 2013. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over their terms to maturity using the effective interest method.

During the six months ended June 30, 2013, we recognized a $732 loss on exchange when we redeemed certain warrants to purchase an aggregate of 5,001 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange. During the six months ended June 30, 2012, we recognized a $764,513 loss on exchange when we redeemed certain warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

We entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $220 and $727,725, resulting from the decrease in the fair value of certain warrants during the six months ended June 30, 2013 and 2012, respectively. Additionally, we recorded expense resulting from the increase in the fair value of the compound embedded derivatives during the six months ended June 30, 2013 and 2012 in the amount of $644 and $96,246, respectively and expense resulting from the increase in fair value of certain notes payable of $343,353 during the three months ended June 30, 2013. The net effect of these changes in fair values resulted in expense of $343,777 and income of $631,479 during the six months ended June 30, 2013 and 2012, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the six months ended June 30, 2013 was $1,777,300 which decreased from the net loss of $2,756,579 for the same period in 2012.  We were able to reduce the overall net loss through our 46% reduction in operating costs as discussed above.

Liquidity and Capital Resources

Our cash position was $69,862 as of June 30, 2013 as compared to $657,946 as of December 31, 2012, a decrease of $588,084 as a result of continued losses from operations.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $1,777,300 and $4,672,638 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, and had an accumulated deficit of $24,580,722 as of June 30, 2013.   The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash used for operating activities was $1,469,708 during the six months ended June 30, 2013 and was primarily a result of our net loss during the period of $1,777,300.  Cash provided by financing activities was $887,521 during the six months ended June 30, 2013 and was primarily a result of proceeds of $920,000 in unsecured loans from Brian W. Brady, our director, and $169,798 received from the issuance of a secured credit facility agreement with Bridge Bank, N.A., as further discussed below. Financing activities were reduced by principal payments of $202,277 on our notes and capital leases.

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

On March 1, 2013, we entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement requires us to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then we will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). We incurred $31,301 in costs related to this loan acquisition. These costs have been capitalized in our consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year. As of June 30, 2013, we had $0 outstanding under this agreement.

On April 11, 2013 and May 22, 2013, we entered into unsecured loan agreements with Brian W. Brady, a director of our Company. Pursuant to these agreements,we received short-term loans totaling $750,000 due on May 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. On May 31, 2013,we signed an extension and conversion agreement that extended the due date to August 31, 2013. Additionally, we agreed to allow these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement expected to occur in the third quarter of 2013 on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, we issued Mr. Brady a warrant to purchase 1,000,000 shares of our common stock at $0.25 per share for a period of five years. We also agreed that upon the first closing of our next private placement, we would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of our common stock at $0.25 per share for a period of five years and 1,687,500 restricted stock units which vest upon the earlier of two years after issuance or completion of a transaction resulting in a change of control of our Company.

On June 7, 2013 and June 14, 2013, we entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, we received short-term loans totaling $170,000 due on August 31, 2013. On July 25, 2013 and August 12, 2013, we entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, we received short-term loans totaling $350,000 due on August 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. The note issuances and the modification were approved by the disinterested members of our Board of Directors. It is our understanding and intention that all of these loans will be converted into equity upon closing of a private placement in the near future. However, there can be no assurance as to whether, when or on what terms any private placement can be completed.

On May 16, 2013, we issued 30,000 shares of restricted common stock valued at $6,000 to settle an outstanding balance with a vendor.

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

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the overall level of activity in the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may need to curtail our marketing and development plans and possibly cease operations.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity”, defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of June 30, 2013. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. We did not have any bad debt expense for the six months ended June 30, 2013 and 2012.

We derive our revenue from three sources: revenue from an advertiser for the use of the our network of social media publishers to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and publishers ("Service Fee Revenue"). Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees to publishers include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash out fees if a publisher wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on our websites and their request was completed and content listed, as applicable, by our publishers for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Customers may prepay for services by placing a deposit in their account with us.  In these cases, the deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when our publishers place targeted display advertising in blogs. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) our price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and iv) collectability is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, establish the pricing and determine the service specifications.
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

The following table shows the number of options granted under our May and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2012 and through June 30, 2013:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2012	2,751	$12.50	5 years	54.85%	0.82%	$3.36
June 30, 2012	347,667	$5.18	5 years	54.93%	0.76%	$2.26
September 30, 2012	26,625	$2.20	5 years	54.46%	0.65%	$1.03
December 31, 2012	1,250	$0.39	5 years	52.75%	0.65%	$0.18
March 31, 2013	2,170,834	$0.25	10 years	52.72%	1.91%	$0.16
June 30, 2013	975,250	$0.25	6 years	51.84%	0.91%	$0.12

There were 2,439,940 options outstanding as of June 30, 2013 with a weighted average exercise price of $1.08 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of June 30, 2013 since the weighted average exercise price exceeded the market price of $0.27 of our common stock on such date.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q as of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us in the U.S. District Court for the Eastern District of Texas accusing us of infringing patents related to peer-to-peer advertising between mobile communication devices seeking unspecified damages. We made a request that the Texas court transfer the matter to the Middle District of Florida, but no ruling has yet been made on that motion. At this stage, we do not have an estimate of the likelihood or the amount of any potential exposure to it. We believe that there is no merit to this suit and intend to vigorously defend ourselves.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $1,777,300 and $4,672,638 for the six months ended June 30, 2013 and for the year ended December 31, 2012, respectively, and had an accumulated deficit of $24,580,722 as of June 30, 2013. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses at less than 50% of our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

We do not have sufficient financial resources or the ability to arrange financing to pay our unsecured $75,000 promissory note that matured on December 4, 2012. As a result of our failure to pay, the note is currently in default bearing interest at the default rate of 18% per annum. The amount owed on this note as of June 30, 2013 was $75,000, plus $10,701 in accrued interest.

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

As of June 30, 2013, our total stockholders' deficit was $2,704,771 and we had a working capital deficit of $2,815,015. Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm included in their report for the year ended December 31, 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are not able to raise sufficient capital to generate positive cash flows that will sustain us for more than one year, our independent registered public accounting firm may be required to continue to include this explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their future reports. Such language in our independent registered public accounting firm's report could make it more difficult to obtain future financing.

Exercise of stock options, warrants and other convertible securities will dilute your percentage of ownership and could cause our stock price to fall.

As of August 12, 2013, we have outstanding stock options and warrants to purchase 6,864,373 shares of common stock, convertible notes payable and related restricted stock units to issue upon conversion that could result in 7,763,500 shares of common stock, and preferred stock convertible into 3,788 shares of common stock. Additionally, we have available shares to issue stock options to purchase up to 9,155,135 shares of common stock under our May 2011 Equity Incentive Plan and up to 50,000 shares of common stock under our August 2011 Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2013, we issued 30,000 shares of restricted common stock valued at $6,000 to settle an outstanding balance with a vendor.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

ITEM 5 - OTHER INFORMATION

On August 12, 2013, we entered into an unsecured loan agreement with Brian W. Brady, a director of our company. Pursuant to this agreement, we received a short-term loan of $150,000 due on August 31, 2013. The note bears interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. A copy of the loan agreement and related promissory note is attached hereto as Exhibit 10.7 and incorporated herein by reference.

ITEM 6 – EXHIBITS

3.1		Articles of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2010).
3.2
Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2013).

3.3		Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
3.4		Bylaws (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2010).
3.5		Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011).
3.6		Amendment to Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011).
3.7
Certificate of Change of IZEA, Inc., filed with the Nevada Secretary of State on July 30, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012).

10.1
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated April 11, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013).

10.2
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated May 22, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013).

10.3
Loan Extension between IZEA, Inc. and Brian W. Brady dated May 31, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013).

10.4
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated June 7, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2013).

10.5
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated June 14, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2013).

10.6
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated July 25, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013).

10.7	*	Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated August 12, 2013.
31.1	*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	***
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

August 14, 2013	By:	/s/ Edward Murphy
Edward Murphy President and Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)