Form 10-Q/A
period 2013-06-30
IZEA, Inc.
filed 2013-08-15
CIK 1495231

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is primarily to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) to the Form 10-Q in accordance with Rule 405 of Regulation S-T. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.
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

Quarterly Report on Form 10-Q/A for the period ended June 30, 2013

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q/A as of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

10.7
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated August 12, 2013 (Incorporated by reference to the Company's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

31.1	*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	***
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

***
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IZEA, Inc. a Nevada corporation

August 15, 2013	By:	/s/ Edward Murphy
Edward Murphy President and Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)