Form 10-K/A
period 2012-12-31
IZEA, Inc.
filed 2013-10-30
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2012 of IZEA, Inc. (“IZEA”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2013 (the “Original Filing”). IZEA is filing the Amendment due to staff comments from the SEC solely to amend:

(a)
Part II-Item 8 “Financial Statements and Supplementary Data” to correct the Report of Independent Registered Public Accounting Firm (the “Report”) to refer to “the standards” of the PCAOB, rather than to “the auditing standards” of the PCAOB, as is required by the PCAOB’s Auditing Standard No. 1; and

(b)
Part IV-Item 15 “Exhibits and Financial Statement Schedules” to indicate that new certifications by IZEA’s principal executive and principal financial officer, as required by Rule 12b-15, are filed as exhibits to the Amendment.

This Amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

Annual Report on Form 10-K/A for the period ended December 31, 2012

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

IZEA, Inc.
Notes to Consolidated Financial Statements

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

IZEA, Inc.
Notes to Consolidated Financial Statements

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

10.1
Agreement between the Company and Mitchel Laskey dated December 26, 2012 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).

10.2		Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).
10.3
Financing Agreement between the Company and Bridge Bank dated March 1, 2013 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).

21.1		List of Subsidiaries (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	**	Section 906 Certification of Principal Executive Officer
32.2	**	Section 906 Certification of Principal Financial Officer
101	***
The following materials from IZEA, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

***
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IZEA, Inc.
A Nevada Corporation

/s/ Edward H. (Ted) Murphy	October 29, 2013
Edward H. (Ted) Murphy
President and Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)