Form 10-Q
period 2013-09-30
IZEA, Inc.
filed 2013-11-07
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

 As of November 1, 2013, there were 22,389,331 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2013

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$1,663,688	$657,946
Accounts receivable	1,163,664	426,818
Prepaid expenses	127,508	162,565
Prepaid equity financing costs	—	—
Deferred finance costs, net of accumulated amortization of $46,059 and $25,923	13,042	1,877
Other current assets	23,099	11,627
Total current assets	2,991,001	1,260,833

Property and equipment, net	147,813	113,757
Intangible assets, net of accumulated amortization of $72,776 and $59,276	4,500	18,000
Software development costs	244,878	—
Security deposits	7,951	9,048
Total assets	$3,396,143	$1,401,638

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$741,517	$1,163,307
Accrued expenses	472,025	187,868
Unearned revenue	1,260,919	1,140,140
Compound embedded derivative	—	11,817
Current portion of capital lease obligations	40,126	17,638
Current portion of notes payable	—	75,000
Total current liabilities	2,514,587	2,595,770

Capital lease obligations, less current portion	30,194	10,212
Notes payable, less current portion	—	106,355
Warrant liability	2,139,967	2,750
Total liabilities	4,684,748	2,715,087

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; 5 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 22,335,543 and 6,186,997 issued and outstanding	2,234	619
Additional paid-in capital	24,265,185	21,489,354
Accumulated deficit	(25,556,024)	(22,803,422)
Total stockholders’ deficit	(1,288,605)	(1,313,449)

Total liabilities and stockholders’ deficit	$3,396,143	$1,401,638

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$1,565,851	$1,058,836	$4,666,399	$3,876,508
Cost of sales	499,127	434,019	1,846,130	1,593,790
Gross profit	1,066,724	624,817	2,820,269	2,282,718

Operating expenses:
General and administrative	1,655,727	1,335,858	4,594,888	4,807,610
Sales and marketing	63,436	219,584	272,695	985,466
Total operating expenses	1,719,163	1,555,442	4,867,583	5,793,076

Loss from operations	(652,439)	(930,625)	(2,047,314)	(3,510,358)

Other income (expense):
Interest expense	(14,439)	(33,495)	(52,435)	(77,762)
Loss on exchange of warrants and debt	(93,482)	(37,610)	(94,214)	(802,123)
Change in fair value of derivatives and notes payable carried at fair value, net	(215,092)	50,160	(558,869)	681,639
Other income (expense), net	150	—	230	455
Total other income (expense)	(322,863)	(20,945)	(705,288)	(197,791)

Net loss	$(975,302)	$(951,570)	$(2,752,602)	$(3,708,149)

Weighted average common shares outstanding – basic and diluted	12,996,717	2,265,222	9,034,361	2,266,524

Loss per common share – basic and diluted	$(0.08)	$(0.42)	$(0.30)	$(1.64)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	5	$—	6,186,997	$619	$21,489,354	$(22,803,422)	$(1,313,449)
Sale of common stock and conversion of notes payable, net of offering costs	—	—	14,236,472	1,424	1,910,820	—	1,912,244
Conversion of notes payable into common stock	—	—	773,983	77	124,534	—	124,611
Exchange of warrants for common stock	—	—	5,001	1	731	—	732
Fair value of warrants issued	—	—	—	—	7,209	—	7,209
Stock issued for payment of services	—	—	1,133,090	113	373,286	—	373,399
Stock-based compensation	—	—	—	—	359,251	—	359,251
Net loss	—	—	—	—	—	(2,752,602)	(2,752,602)
Balance, September 30, 2013	5	$—	22,335,543	$2,234	$24,265,185	$(25,556,024)	$(1,288,605)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,752,602)	$(3,708,149)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	70,013	87,422
Stock-based compensation	359,251	150,878
Stock issued for payment of services	384,088	668,415
Loss on exchange of warrants and debt	94,214	802,123
Change in fair value of derivatives and notes payable carried at fair value, net	558,869	(681,639)
Bad debt expense	24,018	—
Cash provided by (used for):
Accounts receivable, net	(760,864)	(2,119)
Prepaid expenses and other current assets	(231,982)	109,998
Accounts payable	(421,790)	(28,615)
Accrued expenses	310,561	22,149
Unearned revenue	120,779	102,607
Deferred rent	—	(8,500)
Net cash used for operating activities	(2,245,445)	(2,485,430)

Cash flows from investing activities:
Purchase of equipment	(15,064)	(9,009)
Security deposits	1,097	3,650
Net cash used for investing activities	(13,967)	(5,359)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	1,439,798	543,700
Proceeds from issuance of common stock and warrants, net	2,032,145	3,045,899
Proceeds from exercise of stock options	—	1,099
Payments on notes payable and capital leases	(206,789)	(21,174)
Net cash provided by financing activities	3,265,154	3,569,524

Net increase in cash and cash equivalents	1,005,742	1,078,735
Cash and cash equivalents, beginning of year	657,946	225,277

Cash and cash equivalents, end of period	$1,663,688	$1,304,012

Supplemental cash flow information:
Cash paid during period for interest	$9,902	$6,222

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory notes	$—	$27,776
Fair value of common stock issued for future services	$—	$64,619
Fair value of warrants issued	$2,352,108	$49,170
Conversion of notes into common stock	$1,501,229	$—
Acquisition of assets through capital lease	$55,369	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2013, the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the consolidated statement of stockholders' deficit for the nine months ended September 30, 2013 and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2013.

Nature of Business and Reverse Merger and Recapitalization
IZEA, Inc. (the "Company"), formerly known as IZEA Holdings, Inc. and before that, Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, the Company completed a share exchange pursuant to which it acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA"), which became its wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, the Company discontinued its former business and continued the social sponsorship business of IZEA as its sole line of business. The Company's headquarters are in Orlando, FL.

The Company is a leading company in the social sponsorship space. The Company currently operates multiple online properties including its premiere platforms, SocialSpark and SponsoredTweets, as well as its legacy platform PayPerPost. In 2012, the Company launched a new platform called Staree and a display-advertising network to use within its platforms called IZEAMedia. Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice known as “native advertising.” The Company generates its revenue primarily through the sale of sponsorship campaigns to its advertisers. The Company fulfills these campaigns through its platforms by utilizing its creators to complete sponsorship opportunities for its advertisers. The Company also generates revenue from the posting of targeted display advertising and from various service fees.

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

The Company has incurred significant losses from operations since inception and has an accumulated deficit of $25,556,024 as of September 30, 2013.  Net losses for the nine months ended September 30, 2013 and for the year ended December 31, 2012 were $2,752,602 and $4,672,638, respectively. The Company's ability to continue as a going concern is dependent upon raising

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

capital from financing transactions. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

From August 15, 2013 through September 23, 2013, the Company raised $2,182,500 in cash through the sale of 8,730,000 shares of its common stock at a price of $0.25 per share in a 2013 Private Placement (see Note 4). Additionally, as discussed in Note 2, the Company converted notes payable and accrued interest thereon totaling $1,376,618 into 5,506,472 shares of its common stock at an effective price of $0.25 per share. The Company also issued fully-exercisable, five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and fully-exercisable, five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share. The net proceeds received from the 2013 Private Placement are being used for general working capital purposes.

On September 30, 2013, the Company entered into an agreement pursuant to which it issued 823,090 shares of restricted common stock, at an effective price of $0.35 per share, to settle a $288,081 balance owed for legal services.

The 2013 Private Placement and payment of services with shares of restricted stock provided us with a positive working capital balance and cash reserves for future periods. However, revenues and cash generated from our operations are not presently sufficient to sustain our operations for more than one year.

The Company's continued operations are dependent on its ability to provide positive cash flow from operations and its ability to raise additional capital from financing transactions. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility and sharp decline in the trading price of the Company's common stock over the past two years could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that the Company will be successful in any future financing or that it will be available on terms that are acceptable to us.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities the Company may issue in future capital transactions may be more favorable for the new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities it may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Future financings may be impaired by such factors as the overall level of activity in the capital markets and the Company's history of losses, which could impact the availability or cost of future financings. If the amount of capital the Company is able to raise from financing activities, together with its cash from operations, is not sufficient to satisfy the Company's capital needs, the Company may have to curtail its marketing and development plans and possibly limit operations.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of September 30, 2013 and December 31, 2012. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the nine months ended September 30, 2013 and 2012.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At September 30, 2013, two customers accounted for

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

38% of total accounts receivable in the aggregate, each of which accounted for more than 10% of the Company’s accounts receivable. At December 31, 2012, the Company had two customers which accounted for 46% of total accounts receivable in the aggregate. The Company had two and one customers that accounted for 33% and 13% of its revenue during the three and nine months ended September 30, 2013, respectively. The Company had no customers that accounted for more than 10% of its revenue during the three and nine months ended September 30, 2012.

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

Software Costs
The Company is in the process of developing a new platform called the Native Ad Exchange (NAX). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company determined that on April 15, 2013, the project became technologically feasible and the development phase began. The Company capitalized $146,031 and $244,878 in payroll and benefit costs to software development costs in the consolidated balance sheet during the three and nine months ended September 30, 2013, respectively. The platform is expected to be fully implemented in the first quarter of 2014.

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser for the use of the Company's network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's online platform and their request was completed and content listed, as applicable, by the Company's creators for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Advertisers may prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via check, wire transfer or credit card. Deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when the Company's creators place targeted display advertising in blogs. Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or publisher.   All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended September 30, 2013 and 2012 were approximately $12,000 and $60,000, respectively. Advertising expense charged to operations for the nine months ended September 30, 2013 and 2012 were approximately $56,000 and $359,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years, subject to examination by the Internal Revenue Service, generally remain open for three years from the date of filing.

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

Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt and equity instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized (a) for convertible debt as interest expense over the term of the debt, using the effective interest method or (b) for preferred stock as dividends at the time the stock first becomes convertible.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of certain notes payable and the warrant liability as of September 30, 2013 (see Note 3).

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement.  Prior to April 1, 2012, due to limited trading history and volume, the Company estimated the fair value of its common stock using recent independent valuations or the value paid in equity financing transactions. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expected term	10 years	5 years	9 years	5 years
Weighted average volatility	51.72%	54.46%	52.02%	54.90%
Weighted average risk free interest rate	2.74%	0.65%	2.27%	0.75%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Current average expected forfeiture rates were 50.21% during the three and nine months ended September 30, 2013 and 2012.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Recent Accounting Pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Management does not believe any of these accounting pronouncements will have a material impact on the Company's financial position or operating results.

Reclassifications
Certain items have been reclassified in the 2012 financial statements to conform to the 2013 presentation.

NOTE 2.      NOTES PAYABLE

Notes Payable – Related Parties
On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 with an original issuance discount of $50,000, plus $3,500 in lender fees to two of its existing shareholders.  In connection with the note, the Company incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of the Company's common stock, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like, without limitation on the number of shares that could potentially be issued. From October 2012 through December 2012, the holders of this promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. On February 4, 2013, the Company satisfied all of its remaining obligations under this note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share.

Proceeds from the note financings were allocated first to the embedded conversion option (see Note 3) that required bifurcation and recognition as a liability at fair value and then to the carrying value of the notes. The carrying value of the notes is subject to amortization, through charges to interest expense, over the term to maturity or conversion using the effective interest method.

On May 4, 2012, the Company issued an unsecured 30-day promissory note to two of its existing shareholders in the principal amount of $75,000, incurring $6,000 in expenses for legal fees, which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. The note bore interest at a rate of 8% per annum. The noteholders did not elect to convert this note and the Company was not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note was in default bearing interest at the default rate of 18% per annum. On August 15, 2013, the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest into 3.5 investment units (349,464 shares of common stock

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

and like number of warrants) on the same terms and conditions as other investors in our 2013 Private Placement discussed in Note 4. The Company recorded a $93,482 loss on the exchange of the promissory note for shares in the Company's consolidated statements of operations during the three months ended September 30, 2013.

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement requires the Company to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then the Company will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). The Company incurred $31,301 in costs related to this loan acquisition. These costs have been capitalized in the Company's consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year. As of September 30, 2013, the Company had no outstanding balance under this agreement.

Brian Brady Promissory Notes
On April 11, 2013 and May 22, 2013, the Company entered into unsecured loan agreements with Brian W. Brady, a director of the Company. Pursuant to these agreements, the Company received short-term loans totaling $750,000 due on May 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. On May 31, 2013, the Company signed an extension and conversion agreement that extended the due date to August 31, 2013. Additionally, the parties agreed to allow these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of five years. The Company also agreed that upon the first closing of its next private placement it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share for a period of five years and 1,687,500 restricted stock units which vest upon the earlier of two years after issuance or completion of a transaction resulting in a change of control of the Company. Upon modification of these loans on May 31, 2013, the Company elected that the notes should be recorded at fair value as discussed further in Note 3.

On June 7, June 14, July 25, and August 12, 2013, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $520,000 due on August 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year.

On August 15, 2013, Mr. Brady converted the $1,270,000 principal, plus $19,252 of accrued interest, into 5,157,008 shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement discussed in Note 4.

The proceeds from the loans from Mr. Brady were used to pay off the outstanding balance on the Bridge Bank facility and to pay for operating expenses. The Board determined that the terms of the agreements were consistent or better than the terms of other note agreements that the Company had issued in its recent history. The note issuances and the modification were approved by the disinterested members of the Company's Board of Directors.

During the three months ended September 30, 2013 and 2012, interest expense on all the notes amounted to $3,998 and $24,138, respectively. During the nine months ended September 30, 2013 and 2012, interest expense on all the notes amounted to $22,397 and $52,840, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the three months ended September 30, 2013 and 2012, interest expense related to the amortization of finance costs amounted to $7,826 and $7,666, respectively. During the nine months ended September 30, 2013 and 2012, interest expense related to the amortization of finance costs amounted to $20,137 and $18,700, respectively.

NOTE 3.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into financing transactions that gave rise to derivative liabilities, which are accounted for at fair value, in the Company's financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income in the period of change, and are reflected in the Company's consolidated statements of operations as "loss on exchange of warrants and debt" or as "change in fair value of derivatives and notes payable carried at fair value."

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Warrant Liability
2012 Activity:
The Company determined that 153,882 warrant shares issued in its May 2011 Offering, 110,000 warrant shares issued in its September 2012 public offering and 250 warrant shares issued in July 2011 for a customer list acquisition, require classification as a liability due to certain registration rights and listing requirements in the agreements.

In May and June 2012, pursuant to separate private transactions with nineteen warrant holders, the Company redeemed warrants to purchase an aggregate of 123,052 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemptions were treated as an exchange wherein the fair value of the newly issued common stock was recorded and the difference between that and the carrying value of the warrants received in the exchange is recorded in the Company's consolidated statements of operations in other income under loss on exchange and change in fair value of derivatives. As a result of the exchange, the Company recognized a loss on the exchange of these warrants in the amount of $802,123 during the three and nine months ended September 30, 2012.

2013 Activity:
In February 2013, pursuant to a private transaction with a warrant holder, the Company redeemed a warrant to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemption was treated as an exchange wherein the fair value of the newly issued common stock was recorded and the difference between that and the zero carrying value of the warrant received in the exchange. As a result, the Company recognized a loss on exchange of warrants in the amount of $732 during the three months ended March 31, 2013.

From August 15, 2013 through September 23, 2013, the Company issued warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements signed in its 2013 Private Placement (Note 4). The Company determined that these warrants require classification as a liability due to certain registration rights in the agreements that require the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants by January 23, 2014 and use its commercially reasonable efforts to have it declared effective no later than March 23, 2014. The Company determined the fair value of these warrants on their issuance date to be $2,344,899.

During the three months ended September 30, 2013 and 2012, the Company recorded income of $207,462 and $10,903, respectively, due to the change in the fair value of its warrant liability. During the nine months ended September 30, 2013 and 2012, the Company recorded income of $207,682 and $738,628, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the nine months ended September 30, 2013:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2012	128,350	$2,750
Issuance of warrants to investors in 2013 Private Placement	14,236,472	2,344,899
Exchange of warrants for common stock	(4,546)	—
Change in fair value of derivatives	—	(207,682)
Balance, September 30, 2013	14,360,276	$2,139,967

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2012, May 31, 2013, August 15, 2013 - September 23, 2013 and September 30, 2013 are as follows:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Binomial Assumptions	December 31, 2012	May 31, 2013	August 15, 2013 - September 23, 2013	September 30, 2013
Fair market value of asset (1)	$0.22	$0.20	$0.28-$0.37	$0.33
Exercise price	$1.25	$0.25-$0.50	$0.25-$0.50	$0.25-$1.25
Term (2)	4.7 years	5.0 years	5.0 years	3.9 years - 4.9 years
Implied expected life (3)	4.6 years	5.0 years	5.0 years	3.9 years - 4.9 years
Volatility range of inputs (4)	45.82%--84.21%	50.14%--83.49%	48.46%--81.72%	50.38%--80.40%
Equivalent volatility (3)	60.20%	59.15%	56.57%--57.55%	54.84%--56.50%
Risk-free interest rate range of inputs (5)	0.11%--0.72%	1.07%--1.05%	0.04%--1.72%	0.02%--1.39%
Equivalent risk-free interest rate (3)	0.32%	0.43%	0.56%--0.69%	0.32%--0.52%
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

Convertible Notes-Carried At Fair Value
$750,000 Notes Payable:
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

The Company concluded that since the modification resulted in the addition of a conversion feature, the notes no longer met the definition of being indexed to the Company's own stock in accordance with ASC 815, Derivatives and Hedging. Accordingly, the modification of these loans on May 31, 2013 resulted in a change that required either bifurcation of the embedded conversion feature or the Company could choose to record the entire fair value of the convertible notes at fair value. Management chose to record the promissory notes  at their fair value using a common stock equivalent approach, with changes in fair value being reported as “Change in the fair value of derivatives and notes payable carried at fair value, net” in the accompanying consolidated statements of operations.

As discussed in Note 2, on August 15, 2013, Mr. Brady converted the $750,000 principal into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement. The $750,000 convertible notes payable had a fair value of $820,202 on May 31, 2013 (the modification date) and $1,586,109 on August 15, 2013 (the conversion date). This change in fair value resulted in an expense of $422,554 and $765,907 during the three and nine months ended September 30, 2013, respectively.

Since the Company was currently negotiating a future financing at the time of modification, management believed there was a high probability that the future financing would occur, the common stock equivalent value of the notes was based on the negotiated terms of the future financing.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The newly-issued warrant, indexed to 1,000,000 shares of common stock, met the conditions for equity classification and the fair value of $88,000 was recorded in the Company's consolidated balance sheet as additional paid-in capital during the three months ended June 30, 2013. The value of the additional warrant and the restricted stock units to be issued upon the occurrence of the future financing were also recorded in additional paid-in capital. The additional warrant was valued at $280,500, using a binomial lattice option valuation technique and the restricted stock units were valued at $337,500 based on the Company's current market prices.

The modification added a substantial conversion feature so the debt instruments were considered “substantially” different after the modification and extinguishment accounting was applicable. Since the modification triggered debt extinguishment accounting, the fair value of the additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share and the additional 1,687,500 restricted stock units were considered in the determination of the amount of extinguishment loss. However, since Mr. Brady is a board member and shareholder, the transaction is considered to be with a related party and thus, the extinguishment is in essence a capital transaction. As such, the difference between the carrying amount of the original notes of $755,227 was compared to the fair value of the modified notes plus the fair value of the warrants issued on May 31, 2013, plus the warrants and restricted stock to be issued in the future, which equaled $1,526,202. The difference of $770,975 was treated as a capital transaction and is included in additional paid-in capital as of September 30, 2013. The common stock equivalent value was based on the calculated indexed shares, the fair value of the common stock on the valuation date, and the fair value of the warrants using a binomial lattice model.

As of the date of modification, May 31, 2013, the common stock equivalent value was estimated as follows:

	Indexed Shares	Fair Value per Share	Estimated Fair Value
Common stock	3,021,000	$0.200	604,200
Warrants - $0.25 exercise price	1,510,500	$0.088	132,924
Warrants - $0.50 exercise price	1,510,500	$0.055	83,078
Common stock equivalent value			820,202

On the conversion date of August 15, 2013, the common stock equivalent value was estimated as follows:

	Indexed Shares	Fair Value per Share	Estimated Fair Value
Common stock	3,064,944	$0.350	1,072,730
Warrants - $0.25 exercise price	1,532,472	$0.199	304,962
Warrants - $0.50 exercise price	1,532,472	$0.136	208,417
Common stock equivalent value			1,586,109

The following table summarizes the Company's activity and fair value calculations of its derivative notes payable for the nine months ended September 30, 2013:

	Linked Common Shares to Convertible Notes Payable	Bifurcated Compound Embedded Derivatives	Convertible Notes Payable, Carried at Fair Value
Balance, December 31, 2012	537,146	$11,817	$—
Issuance of $750,000 promissory note with compound embedded derivative - May 31, 2013	6,042,000	—	820,202
Conversion of notes into common stock	(6,903,872)	(12,461)	(1,586,109)
Change in fair value of derivatives	324,726	644	765,907
Balance, September 30, 2013	—	$—	$—

The common stock was valued at the trading market price on the date of the valuation. The warrants were valued using a Binomial model using inputs as detailed above under the Binomial Assumptions table.

$520,000 Notes Payable:
On June 7, June 14, July 25, and August 12, 2013, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $520,000 due on August 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. Although the notes did not contain a

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

conversion feature, the Company permitted Mr. Brady to convert the $520,000 principal into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement. The difference between the carrying amount of the original notes and accrued interest of $523,016 was compared to the $1,082,642 fair value of the 2,092,064 shares of common stock and 2,092,064 warrants received on August 15, 2013 and since the transaction is considered to be with a related party, the difference of $559,626 was treated as a capital transaction and is included in additional paid-in capital as of September 30, 2013. The common stock equivalent value was based on the calculated indexed shares, the fair value of the common stock on the valuation date, and the fair value of the warrants using a binomial lattice model.

Fair value measurements
Assets and liabilities that are recorded at fair value on a recurring basis are measured in accordance with ASC 820-10-05, Fair Value Measurements. The Brian Brady Promissory Notes originally issued April 11, 2013 and May 22, 2013 and modified on May 31, 2013 to extend the term and add a conversion feature are classified within Level 3 of the fair value hierarchy as they were valued using unobservable inputs including significant assumptions of the Company and other market participants.

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013 is as follows:

Convertible Notes Payable, Carried at Fair Value
Balance, December 31, 2012	$—
Issuance of $750,000 promissory note with compound embedded derivative - May 31, 2013	820,202
Total loss included in earnings	765,907
Balance upon conversion, August 15, 2013	$1,586,109

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 and its $75,000 convertible promissory note as modified on June 6, 2012 (see Note 2) required bifurcation and liability classification as derivative financial instruments because they were not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. The noteholders did not elect to convert the $75,000 convertible promissory note prior its maturity date on December 4, 2012. Therefore, the conversion feature expired and no further derivative valuation is required. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital. As of February 4, 2013, all convertible notes in which the conversion feature had been bifurcated and recorded at fair value, had been converted. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the nine months ended September 30, 2013 in the amount of $644. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the three and nine months ended September 30, 2012 in the amount of $39,257 and $56,989, respectively.

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

2013 Private Placement
From August 15, 2013 through September 23, 2013, the Company raised $2,182,500 in cash through the sale of 8,730,000 shares of its common stock at a price of $0.25 per share in its 2013 Private Placement. Additionally, as discussed in Note 2, the Company converted notes payable and accrued interest thereon totaling $1,376,618 into 5,506,472 shares of its common stock at an effective price of $0.25 per share. The Company also issued fully-exercisable, five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and fully-exercisable, five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share. The net proceeds received from the 2013 Private Placement are being used for general working capital purposes. The Company determined that the initial fair value of these warrants on their issuance dates total $2,344,899. Total costs of the private placement were $1,646,874 which included $150,355 in cash expenses, $2,344,899 related to the investor warrants noted above, less $848,380 related to change in fair value of Brady debt and loss on exchange of other convertible notes prior to conversion. As a result of the above transactions related to the private placement, the Company reported $1,912,244 as an increase in common stock and additional paid-in capital on the statement of stockholders deficit.

Pursuant to the terms of the Securities Purchase Agreements issued in the 2013 Private Placement, the Company agreed to file a registration statement with the SEC for purposes of registering the resale of these shares of common stock and the shares underlying the warrants within four months after the final closing date (by January 23, 2014) and use its commercially reasonable efforts to have it declared effective no later than six months after the final closing date (by March 23, 2014). The Company filed a registration statement on Form S-1 with the SEC on October 16, 2013, as amended on Form S-1/A filed on October 31, 2013.

Convertible Securities
From October 2012 through December 2012, the holders of the Company's $550,000 senior secured promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. The Company recorded the related $83,663 value of the compound embedded derivative on the converted portion as a charge to additional paid-in capital. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital.

Additional Warrant Transactions
During the nine months ended September 30, 2013, pursuant to private transactions with warrant holders, the Company redeemed warrants to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. As a result of the exchange, the Company recognized a loss on the exchange of the warrants in the amount $732 during the nine months ended September 30, 2013.

On March 1, 2013, the Company entered into a $1.5 million secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. In connection with this agreement, the Company issued a warrant with an expiration date after 5 years to purchase up to 58,139 shares of common stock for $15,000 ($.258 per share). This warrant met the conditions for equity classification and the fair value of $7,209, as determined using a binomial lattice option valuation technique, was recorded in the Company's consolidated balance sheet as an increase in deferred finance costs and paid-in capital.

On May 31, 2013, the Company signed a loan extension and conversion agreement with Brian W. Brady, a director of the Company, that extended the due date on its $750,000 notes payable to August 31, 2013. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of five years. The Company also agreed that upon the first closing of its next private placement, completed on August 15, 2013, it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

at $0.25 per share for a period of five years and 1,687,500 restricted stock units which vest upon the earlier of two years after issuance or completion of a transaction resulting in a change of control of the Company. These warrants and restricted stock units met the conditions for equity classification and the fair value of $706,000, as determined using a binomial lattice option valuation technique, was recorded in the Company's consolidated balance sheet as an increase in additional paid-in capital.

Stock Options
On May 12, 2011, the Company adopted the 2011 Equity Incentive Plan (the “May 2011 Plan”) that authorizes, subsequent to the latest amendment on February 6, 2013, 11,613,715 shares of common stock to be granted for future stock awards to employees, directors or contractors. As of September 30, 2013, the Company had 4,728,955 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of September 30, 2013, the Company had 50,000 shares of common stock available for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan (together, the "2011 Equity Incentive Plans"), the Board of Directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the board of directors at the time of grant, the right to purchase shares covered by any options under the 2011 Equity Incentive Plans typically vest over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following three years. The term of the options is up to ten years. The Company issues new shares to the optionee for any stock awards or options exercised pursuant to its equity incentive plans.

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2012 and the nine months ended September 30, 2013 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2011	114,445	$17.61	4.4
Granted	378,293	5.74
Exercised	(551)	2.00
Forfeited	(100,210)	18.81
Outstanding at December 31, 2012	391,977	$5.87	4.3
Granted	7,640,062	0.25
Exercised	—	—
Forfeited	(1,111,013)	0.45
Outstanding at September 30, 2013	6,921,026	$0.54	8.8

Exercisable at September 30, 2013	1,611,198	$0.89	8.8

During the year ended December 31, 2012, options were exercised into 551 shares of the Company's common stock for cash proceeds of $1,099. The intrinsic value of these options was $5,769. During the three and nine months ended September 30, 2013, no options were exercised. There is no aggregate intrinsic value on the outstanding or exercisable options as of September 30, 2013 since the weighted average exercise price per share exceeded the fair value on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2012 and the nine months ended September 30, 2013 is presented below:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2011	57,516	$2.73	2.5
Granted	378,293	2.17
Vested	(83,429)	2.26
Forfeited	(43,753)	2.78
Nonvested at December 31, 2012	308,627	$2.17	2.9
Granted	7,640,062	0.20
Vested	(1,541,284)	0.37
Forfeited	(1,097,577)	0.21
Nonvested at September 30, 2013	5,309,828	$0.27	3.6

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended September 30, 2013 and 2012 was $190,877 and $31,894, respectively. Total stock-based compensation expense recognized on awards outstanding during the nine months ended September 30, 2013 and 2012 was $359,251 and $150,878, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to nonvested awards expected to vest of $696,167 is estimated to be recognized over the weighted-average vesting period of three years.

Restricted Stock Issued for Services
In May 2012 and July 2012, the Company entered into seven agreements for celebrity endorsements of the Company's platforms whereby the Company paid cash of $100,000 and issued a total of 135,521 shares of restricted common stock. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following twelve months during the term of the agreements.

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

On September 30, 2013, the Company entered into an agreement pursuant to which it issued 823,090 shares of restricted common stock, at an effective price of $0.35 per share, to settle a $288,081 balance owed for legal services.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following tables contain summarized information about nonvested restricted stock outstanding at September 30, 2013:

Restricted Stock	Common Shares
Nonvested at December 31, 2011	—
Granted	312,387
Vested	(263,805)
Forfeited	—
Nonvested at December 31, 2012	48,582
Granted	1,133,090
Vested	(1,181,672)
Forfeited	—
Nonvested at September 30, 2013	—

Total stock-based compensation expense recognized for restricted awards issued for services during the three months ended September 30, 2013 was $289,303 of which $1,222 is included in sales and marketing expense and $288,081 is included in general and administrative expense in the consolidated statements of operations. Total stock-based compensation expense recognized for restricted awards issued for services during the nine months ended September 30, 2013 was $384,088 of which $14,027 is included in sales and marketing expense and $370,061 is included in general and administrative expense in the consolidated statements of operations. The fair value of the services are based on the value of the Company's common stock over the term of service. The fair value of the restricted stock issued during the three and nine months ended September 30, 2013 was $288,081 and $366,301, respectively, and the change in the fair value of the issued but nonvested shares was $266 and $7,098, respectively.

NOTE 5.    LOSS PER COMMON SHARE

Net losses were reported during the three and nine months ended September 30, 2013 and 2012.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Three and Nine Months Ended
	September 30, 2013	September 30, 2012
Stock options	6,921,026	393,494
Warrants	18,605,999	128,434
Restricted stock units	1,819,400	—
Potential conversion of Series A convertible preferred stock	3,788	3,788
Potential conversion of promissory notes payable	—	789,142
Total excluded shares	27,350,213	1,314,858

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

As discussed in Notes 2 and 3, from April 2013 through August 2013, the Company entered into several unsecured loan agreements with Brian W. Brady, a director of the Company. Pursuant to these agreements, the Company received short-term loans totaling $1,270,000 due on August 31, 2013, as amended. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360 day year. On August 15, 2013, Mr. Brady converted the $1,270,000 principal, plus $19,252 of accrued interest, into 5,157,008 shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement.

In connection with the 2013 Private Placement, the Board awarded to Edward Murphy, our President and CEO, a bonus of $50,000 and granted him a stock option to purchase 4,398,978 shares of common stock at an exercise price of $0.25 per share, expiring ten years from the issuance date.

NOTE 7.  COMMITMENTS & CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may harm the Company's business.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas accusing us of infringing patents related to peer-to-peer advertising between mobile communication devices seeking unspecified damages. The Company made a request that the Texas court transfer the matter to the Middle District of Florida, but no ruling has yet been made on that motion. On October 4, 2013, Blue Calypso, the Company and the other defendants submitted to the Texas court a joint claim construction and prehearing statement containing each parties’ position with regard to the meaning of the disputed claim terms of the patents.  The court has also yet to rule on this matter. At this stage, the Company does not have an estimate of the likelihood or the amount of any potential exposure to it. The Company believes that there is no merit to this suit and intends to vigorously defend itself.

The Company is currently not aware of any other legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on its operations or financial position.

NOTE 8.  SUBSEQUENT EVENTS

No material events have occurred since September 30, 2013 that require recognition or disclosure in the financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements.” The statements, which are not historical facts contained in this report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

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

Company History

IZEA, Inc., formerly known as IZEA Holdings, Inc., and before that Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, we completed a share exchange pursuant to which we acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA"), which became our wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, we discontinued our former business and continued the social sponsorship business of IZEA as our sole line of business.

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

Company Overview

We are a leading company in the social sponsorship space. We currently operate multiple online properties including our premiere platforms, SocialSpark and SponsoredTweets, as well as our legacy platform PayPerPost. In 2012, we launched a new platform called Staree and a display-advertising network to use within our platforms called IZEAMedia. Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice known as “native advertising.” We generate our revenue primarily through the sale of sponsorship campaigns to our advertisers. We fulfill these campaigns through our platforms by utilizing our creators to complete sponsorship opportunities for our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Unaudited
	Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Revenue	$1,565,851	$1,058,836	$507,015	47.9%
Cost of sales	499,127	434,019	65,108	15.0%
Gross profit	1,066,724	624,817	441,907	70.7%
Operating expenses:
General and administrative	1,655,727	1,335,858	319,869	23.9%
Sales and marketing	63,436	219,584	(156,148)	(71.1)%
Total operating expenses	1,719,163	1,555,442	163,721	10.5%
Loss from operations	(652,439)	(930,625)	278,186	29.9%
Other income (expense):
Interest expense	(14,439)	(33,495)	19,056	(56.9)%
Loss on exchange of warrants and debt	(93,482)	(37,610)	(55,872)	148.6%
Change in fair value of derivatives and notes payable carried at fair value, net	(215,092)	50,160	(265,252)	(528.8)%
Other income (expense), net	150	—	150	100.0%
Total other income (expense)	(322,863)	(20,945)	(301,918)	(1,441.5)%
Net loss	$(975,302)	$(951,570)	$(23,732)	(2.5)%

Revenues

We derive revenue from three sources: revenue from an advertiser for the use of our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators for services, maintenance and enhancement of their accounts ("Service Fee Revenue").

Revenues for the three months ended September 30, 2013 increased by $507,015, or 47.9%, compared to the same period in 2012. The increase was attributable to a $419,000 increase in our Sponsored Revenue, a $34,000 increase from Media Revenue and a $54,000 increase in Service Fee Revenue. In the three months ended September 30, 2013, Sponsored Revenue was 85%, Media Revenue was 7% and Service Fee Revenue was 8% of total revenue compared to Sponsored Revenue of 86%, Media Revenue of 7% and Service Fee Revenue of 7% of total revenue in the three months ended September 30, 2012. The increase in Sponsored Revenue was primarily attributable to our concentrated sales efforts toward larger IZEA managed campaigns and generating repeat business from existing customers. Media revenue increased primarily due to coupling of media sales with larger sponsorship campaigns. Service fees increased in the three months ended September 30, 2013 primarily due to fees received from inactive self-service advertisers.

Our net bookings for the three months ended September 30, 2013 are 69% higher than the comparable prior year quarter. We anticipate that our revenue will continue to exceed prior year quarters. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the three months ended September 30, 2013 increased by $65,108, or 15.0%, compared to the same period in 2012.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and the direct creator costs to generate such revenue.

Gross profit for the three months ended September 30, 2013 increased by $441,907, or 70.7%, compared to the same period in 2012.  Our gross margin improved by nine percentage points from 59% for the three months ended September 30, 2012 to 68% for the same period in 2013. The gross margin increase is primarily attributable to an increase in larger advertisers using our managed campaign services during the three months ended September 30, 2013 as compared to smaller and more self-service campaigns in 2012.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended September 30, 2013 increased by $163,721, or 10.5%, compared to the same period in 2012. The increase was primarily attributable to higher non-cash stock compensation and professional fees along with decreases in promotional marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the three months ended September 30, 2013 increased by $319,869 or 23.9%, compared to the same period in 2012. The increase was primarily attributable to increases in professional fees for legal and accounting services and an increase in non-cash stock compensation expense. During the three months ended September 30, 2013, legal fees increased by approximately $116,000 related to our patent litigation defense against Blue Calypso, as more fully described under "Legal Proceedings" below and accounting fees for financial consultants increased by approximately $49,000. In connection with the 2013 Private Placement, the Board awarded to Mr. Murphy, our President and CEO, a bonus of $50,000 and granted him a stock option to purchase 4,398,978 shares of common stock at an exercise price of $0.25 per share, expiring ten years from the issuance date. As a result of this option grant and others, our non-cash stock compensation expense increased nearly $159,000 in the three months ended September 30, 2013 compared to the same period in 2012. We are in the process of developing a new platform called the Native Ad Exchange (NAX). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We have filed a patent application covering important features of this platform and have submitted a trademark application for “Native Ad Exchange,” which are currently pending approval. We capitalized $146,031 in payroll and benefit costs related to NAX to software development costs during the three months ended September 30, 2013.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2013 decreased by $156,148 or 71.1%, compared to the same period in 2012.   The decrease was primarily attributable to lower promotional expenses related to the launch of new platforms and no expenses incurred for our WeRewards program that we discontinued in November 2012. During May and July 2012, we entered into seven agreements to issue a total of 135,548 shares of restricted common stock for celebrity endorsements of our platforms, primarily related to the launch of our new Staree platform. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following 12 months. In addition to the shares, we made cash payments of $100,000. We recorded a total of $1,222 in marketing expense for the value of cash payments earned and the restricted awards vested during the three months ended September 30, 2013 compared to a total of $100,838 in the three months ended September 30, 2012.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the three months ended September 30, 2013 decreased by $19,056 compared to the same period in 2012 primarily due lower debt balances as a result of the conversion of all of our outstanding debt by August 15, 2013. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over their terms to maturity using the effective interest method.

During the three months ended September 30, 2013 and 2012, we incurred a $93,482 and $37,610, respective loss on exchange when we exchanged our $75,000 notes payable for equity in 2013 and redeemed certain warrants to purchase an aggregate of 12,730 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange in 2012.

We entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $207,462 and $10,903, resulting from the decrease in the fair value of certain warrants during the three months ended September 30, 2013 and 2012, respectively. Additionally, we recorded expense resulting from the increase in the fair value of the compound embedded derivatives during the three months ended September 30, 2013 and 2012 in the amount of $0 and $39,257, respectively, and expense resulting from the increase in fair value of certain notes payable of $422,554 during the three months ended September 30, 2013. The net effect of these changes in fair values resulted in expense of $215,092 and income of $50,160 during the three months ended September 30, 2013 and 2012, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the three months ended September 30, 2013 was $975,302 which increased from the net loss of $951,570 for the same period in 2012.  The increase was primarily due to the non-cash stock compensation expense, loss on exchange of debt and equity instruments and the change in fair market value of derivatives accounting for a total change of $499,451 for the period offset by the increase in gross profit margin.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Unaudited
	Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Revenue	$4,666,399	$3,876,508	$789,891	20.4%
Cost of sales	1,846,130	1,593,790	252,340	15.8%
Gross profit	2,820,269	2,282,718	537,551	23.5%
Operating expenses:
General and administrative	4,594,888	4,807,610	(212,722)	(4.4)%
Sales and marketing	272,695	985,466	(712,771)	(72.3)%
Total operating expenses	4,867,583	5,793,076	(925,493)	(16.0)%
Loss from operations	(2,047,314)	(3,510,358)	1,463,044	41.7%
Other income (expense):
Interest expense	(52,435)	(77,762)	25,327	(32.6)%
Loss on exchange of warrants and debt	(94,214)	(802,123)	707,909	(88.3)%
Change in fair value of derivatives and notes payable carried at fair value, net	(558,869)	681,639	(1,240,508)	(182.0)%
Other income (expense), net	230	455	(225)	(49.5)%
Total other income (expense)	(705,288)	(197,791)	(507,497)	(256.6)%
Net loss	$(2,752,602)	$(3,708,149)	$955,547	25.8%

Revenues

We derive revenue from three sources: revenue from an advertiser for the use of our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators for services, maintenance and enhancement of their accounts ("Service Fee Revenue").

Revenues for the nine months ended September 30, 2013 increased by $789,891, or 20.4%, compared to the same period in 2012. The increase was attributable to a $716,000 increase in our Sponsored Revenue, a $73,000 increase from Media Revenue and a $1,000 increase in Service Fee Revenue. In the nine months ended September 30, 2013, Sponsored Revenue was 87%, Media Revenue was 6% and Service Fee Revenue was 7% of total revenue compared to Sponsored Revenue of 86%, Media Revenue of 5% and Service Fee Revenue of 9% of total revenue in the nine months ended September 30, 2012. The increase in Sponsored Revenue was primarily attributable to our concentrated sales efforts toward larger IZEA managed campaigns and generating repeat business from existing customers. Media revenue increased primarily due to coupling of media sales with larger sponsorship campaigns. Service fees increased in the nine months ended September 30, 2013 due to additional fees received from inactive self-service advertisers.

Our net bookings for the nine months ended September 30, 2013 are 31% higher than the comparable prior year period. We received $5.1 million in net bookings during the first nine months of 2013, or $7.1 million on an annualized run-rate basis. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the nine months ended September 30, 2013 increased by $252,340, or 15.8%, compared to the same period in 2012.   Cost of sales increased as a direct result of the decrease in our Sponsored Revenue and the direct creator costs to generate such revenue.

Gross profit for the nine months ended September 30, 2013 increased by $537,551, or 23.5%, compared to the same period in 2012.  Additionally, our gross margin increased by one percentage point from 59% for the nine months ended September 30, 2012 to 60% for the same period in 2013. The gross margin increase is primarily attributable to an increase in larger advertisers using our managed campaign services during the nine months ended September 30, 2013 as compared to smaller and more self-service campaigns in 2012.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the nine months ended September 30, 2013 decreased by $925,493, or (16.0)%, compared to the same period in 2012. The decrease was primarily attributable to lower payroll, travel and rent expenses along with decreases in promotional marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the nine months ended September 30, 2013 decreased by $212,722 or (4.4)%, compared to the same period in 2012. The decrease was primarily attributable to a $151,000 decrease in rent and office related expense with the reduction of outside office locations in mid-2012 and the move of our corporate headquarters in December 2012, a $349,000 decrease in payroll, personnel and related benefit expenses due to fewer outside sales personnel and capitalized development costs, offset by an increase in non-cash stock compensation expense of $208,000 and public company related costs of $98,000. During the nine months ended September 30, 2013, we capitalized $244,878 in payroll and benefit costs to software development costs. We are in the process of developing a new platform called the Native Ad Exchange (NAX). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We have filed a patent application covering important features of this platform and have submitted a trademark application for “Native Ad Exchange,” which are currently pending approval.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the nine months ended September 30, 2013 decreased by $712,771 or (72.3)%, compared to the same period in 2012.   The decrease was primarily attributable to lower promotional expenses related to the launch of new platforms and no expenses incurred for our WeRewards program that we discontinued in November 2012. During May and July 2012, we entered into seven agreements to issue a total of 135,548 shares of restricted common stock for celebrity endorsements of our platforms, primarily related to the launch of our new Staree platform. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following 12 months. In addition to the shares, we made cash payments of $100,000. We recorded a total of $45,277 in marketing expense for the value of cash payments earned and the restricted awards vested during the nine months ended September 30, 2013 compared to a total of $355,061 in the nine months ended September 30, 2012.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the nine months ended September 30, 2013 decreased by $25,327 compared to the same period in 2012 primarily due lower debt balances as a result of the conversion of our $550,000 senior secured promissory note from October 2012 through February 2013 and the conversion of all of our other outstanding debt by August 15, 2013. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over their terms to maturity using the effective interest method.

During the nine months ended September 30, 2013, we recognized a $94,214 loss on exchange when we exchanged our $75,000 notes payable for equity in 2013 and redeemed certain warrants to purchase an aggregate of 5,001 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange. During the nine months ended September 30, 2012, we recognized a $802,123 loss on exchange when we redeemed certain warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

We entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $207,682 and $738,628, resulting from the decrease in the fair value of certain warrants during the nine months ended September 30, 2013 and 2012, respectively. Additionally, we recorded expense resulting from the increase in the fair value of the compound embedded derivatives during the nine months ended September 30, 2013 and 2012 in the amount of $644 and $56,989, respectively, and expense resulting from the increase in fair value of certain notes payable of $765,907 during the nine months ended September 30, 2013. The net effect of these changes in fair values resulted in expense of $558,869 and income of $681,639 during the nine months ended September 30, 2013 and 2012, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the nine months ended September 30, 2013 was $2,752,602 which decreased from the net loss of $3,708,149 for the same period in 2012.  We were able to reduce the overall net loss through our 16.0% reduction in operating costs as discussed above.

Liquidity and Capital Resources

Our cash position was $1,663,688 as of September 30, 2013 as compared to $657,946 as of December 31, 2012, an increase of $1,005,742 as a result of proceeds from a private placement we completed in September 2013.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $2,752,602 and $4,672,638 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, and had an accumulated deficit of $25,556,024 as of September 30, 2013.   The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash used for operating activities was $2,245,445 during the nine months ended September 30, 2013 and was primarily a result of our net loss during the period of $2,752,602.  Cash provided by financing activities was $3,265,154 during the nine months ended September 30, 2013 and was primarily a result of proceeds of $1,270,000 in unsecured loans from Brian W. Brady, our director, and $169,798 received from the issuance of a secured credit facility agreement with Bridge Bank, N.A., along with proceeds, net of expenses, of $2,032,145 from the sale of our common stock, as further discussed below. Financing activities were reduced by principal payments of $206,789 on our notes and capital leases.

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

On January 3, 2013, we issued 60,000 shares of restricted stock pursuant to a twelve-month compensation arrangement with Mitchel J. Laskey for his service as a director and chairman of our Board of Directors. On January 3, 2013, we also issued 20,000 shares of restricted stock valued at $4,820 in order to pay for a small asset purchase.

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

On March 1, 2013, we entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement requires us to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then we will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). We incurred $31,301 in costs related to this loan acquisition. These costs have been capitalized in our consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year. As of September 30, 2013, there was no outstanding balance under this agreement.

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

On June 7, June 14, July 25, and August 12, 2013, we entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, we received short-term loans totaling $520,000 due on August 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. The note issuances and the modification were approved by the disinterested members of our Board of Directors.

On August 15, 2013, Mr. Brady converted the $1,270,000 principal, plus $19,252 of accrued interest, into 51.57 Units (5,157,008 shares of common stock) on the same terms and conditions as were applicable to the other investors our 2013 Private Placement.

On May 4, 2012, we issued a 30-day promissory note to two of our existing shareholders in the principal amount of $75,000 incurring $6,000 in expenses for legal fees which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012. The note bore interest at a rate of 8% per annum. We were not able to pay the balance owed upon the maturity on December 4, 2012. Therefore, the conversion feature expired and the note was in default bearing interest at the default rate of 18% per annum. On August 15, 2013, the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest into 3.5 investment units (349,464 shares of common stock and a like number of warrants) on the same terms and conditions as other investors in our 2013 Private Placement.

From August 15, 2013 through September 23, 2013, we raised $2,182,500 in cash through the sale of 8,730,000 shares of our common stock at a price of $0.25 per share in our 2013 Private Placement. Additionally, as discussed above, we converted notes payable and accrued interest thereon totaling $1,376,618 into 5,506,472 shares of our common stock at an effective price of $0.25 per share. We also issued fully-exercisable, five-year warrants to purchase 7,118,236 shares of our common stock at an exercise price of $0.25 per share and fully-exercisable, five-year warrants to purchase 7,118,236 shares of our common stock at an exercise price of $0.50 per share. Pursuant to the terms of the Securities Purchase Agreements issued in the 2013 Private Placement, we agreed to file a registration statement with the SEC for purposes of registering the resale of these shares of common stock and the shares underlying the warrants within four months after the final closing date (by January 23, 2014) and use our commercially reasonable efforts to have it declared effective no later than six months after the final closing date (by March 23, 2014). The net proceeds received from the 2013 Private Placement are being used for general working capital purposes.

On September 30, 2013, we converted $288,081 in accounts payable owed for legal services into 823,090 shares of our common stock at an effective price of $0.35 per share. Under the terms of the agreement, we agreed to register these shares upon filing of our next registration statement.

On October 1, 2013, we issued 50,000 shares of restricted common stock for investor relations services.

The effect of the above transactions has provided us with a positive working capital balance and cash reserves for future periods. However, revenues and cash generated from our operations are not presently sufficient to sustain our operations for more than one year. Our ability to continue as a going concern is dependent upon raising additional capital from financing transactions, increasing revenue totals or keeping operating expenses at less than 50% of our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility and sharp decline in the trading price of our common stock over the past two years could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that we will be successful in any future financing or that it will be available on terms that are acceptable to us.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Future financings may be impaired by such factors as the overall level of activity in the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our cash from operations, is not sufficient to satisfy our capital needs, we may have to curtail our marketing and development plans and possibly limit operations.

Off-Balance Sheet Arrangements

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a publisher to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of September 30, 2013. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the nine months ended September 30, 2013 and 2012.

We derive revenue from three sources: revenue from an advertiser for the use of the our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on our online platform and their request was completed and content listed, as applicable, by our creators for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Advertisers may prepay for services by placing a deposit in their account with us.  The deposits are typically paid by the advertiser via check, wire transfer or credit card. Deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when our creators place targeted display advertising in blogs. Service fees are recognized immediately when the maintenance, enhancement or other service is performed for an advertiser or creator.   Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) our price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectability is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, establish the pricing and determine the service specifications.
Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period  and generally have five or ten-year contract lives.  We estimate the fair value of our common stock using the closing stock price of our common stock as quoted in the OTCQB marketplace on the date of the agreement.  Prior to April 1, 2012, due to limited trading history and volume, we estimated the fair value of our common stock using recent independent valuations or the value paid in equity financing transactions. We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change. Changes also impact the amount of unamortized compensation expense to be recognized in future periods.

The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2012 and through September 30, 2013:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2012	2,751	$12.50	5 years	54.85%	0.82%	$3.36
June 30, 2012	347,667	$5.18	5 years	54.93%	0.76%	$2.26
September 30, 2012	26,625	$2.20	5 years	54.46%	0.65%	$1.03
December 31, 2012	1,250	$0.39	5 years	52.75%	0.65%	$0.18
March 31, 2013	2,170,834	$0.25	10 years	52.72%	1.91%	$0.16
June 30, 2013	975,250	$0.25	6 years	51.84%	0.91%	$0.12
September 30, 2013	4,493,978	$0.35	10 years	51.72%	2.74%	$0.24

There were 6,921,026 options outstanding as of September 30, 2013 with a weighted average exercise price of $0.54 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of September 30, 2013 since the weighted average exercise price per share exceeded the market price of $0.33 of our common stock on such date.

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

We record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt and equity instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized (a) for convertible debt as interest expense over the term of the debt, using the effective interest method or (b) for preferred stock as dividends at the time the stock first becomes convertible.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Management does not believe any of these accounting pronouncements will have a material impact on our financial position or operating results.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Principal Financial Officer ("PFO"), who are the same person, to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us in the U.S. District Court for the Eastern District of Texas accusing us of infringing patents related to peer-to-peer advertising between mobile communication devices seeking unspecified damages. We made a request that the Texas court transfer the matter to the Middle District of Florida, but no ruling has yet been made on that motion. On October 4, 2013, Blue Calypso, we and the other defendants submitted to the Texas court a joint claim construction and prehearing statement containing each parties’ position with regard to the meaning of the disputed claim terms of the patents.  The court has also yet to rule on this matter. At this stage, we do not have an estimate of the likelihood or the amount of any potential exposure to us. We believe that there is no merit to this suit and intend to vigorously defend ourselves.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $2,752,602 and $4,672,638 for the nine months ended September 30, 2013 and for the year ended December 31, 2012, respectively, and had an accumulated deficit of $25,556,024 as of September 30, 2013. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses at less than 50% of our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the 2013 Private Placement provided us with a positive working capital balance and cash reserves for future periods. However, revenues and cash generated from our operations are not presently sufficient to sustain our operations for more than one year. Our ability to continue as a going concern is dependent upon raising additional capital from financing transactions, increasing revenue totals or keeping operating expenses at less than 50% of our revenue levels in order to achieve positive cash flows, none of which can be assured. If we achieve profitability, we may not be able to sustain it.

We will need to obtain financing for future growth which may be difficult to obtain and may be highly dilutive.

Our continued operations are dependent on our ability to provide positive cash flow from operations and our ability to raise additional capital from financing transactions. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility and sharp decline in the trading price of our common stock over the past two years could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that we will be successful in any future financing or that it will be available on terms that are acceptable to us.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Future financings may be impaired by such factors as the overall level of activity in the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our cash from operations, is not sufficient to satisfy our capital needs, we may have to curtail our marketing and development plans and possibly limit operations.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of September 30, 2013, our total stockholders' deficit was $1,288,605. Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm included in their report for the year ended December 31, 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are not able to raise sufficient capital to generate positive cash flows that will sustain us for more than one year, our independent registered public accounting firm may be required to continue to include this explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their future reports. Such language in our independent registered public accounting firm's report could make it more difficult to obtain future financing.

Exercise of stock options, warrants and other convertible securities will dilute your percentage of ownership and could cause our stock price to fall.

As of November 1, 2013, we have outstanding stock options to purchase 6,921,026 shares of common stock at an average price of $0.54 per share, outstanding warrants to purchase 18,605,999 shares of common stock at an average price of $0.36 per share,1,511,718 shares of unvested restricted common stock and 318,652 shares of vested, yet unissued, shares of restricted common stock. Additionally, we have available shares to issue stock options, restricted stock or other awards to purchase up to 4,728,955 shares of common stock under our May 2011 Equity Incentive Plan and up to 50,000 shares of common stock under our August 2011 Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

 We (and others) are currently defending a patent infringement claim related to peer-to-peer advertising between mobile communication devices seeking unspecified damages, which may materially impact our business.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us in the U.S. District Court for the Eastern District of Texas accusing us of infringing patents related to peer-to-peer advertising between mobile communication devices seeking unspecified damages. We made a request that the Texas court transfer the matter to the Middle District of Florida, but no ruling has yet been made on that motion. On October 4, 2013, Blue Calypso, we and the other defendants submitted to the Texas court a joint claim construction and prehearing statement containing each parties’ position with regard to the meaning of the disputed claim terms of the patents.  The court has also yet to rule on this matter. At this stage, we do not have an estimate of the likelihood or the amount of any potential exposure to us. Although we believe that there is no merit to this lawsuit, there can be no assurance that we will prevail in the suit.  In the event that a favorable outcome for us is not obtained, we could potentially be limited in certain ways in the use of our current social sponsorship platforms.  Even if the litigation is resolved in our favor, it is possible that the litigation will be protracted, resulting in substantial legal costs to defend against the action and the diversion of management's attention and other resources of our company.  In either event, the continuation of this action could have a material adverse effect on our business, financial condition and results of operations.

We are developing a new platform to process all of our existing business transactions and grow our operations, but cannot provide any assurance regarding its success.

We are currently developing a new platform called Native Ad Exchange (“NAX”). NAX is designed to provide a unified ecosystem that enables the creation of multiple types of content through a wide variety of social channels. NAX is a brand-new system, engineered from the ground-up to replace all of our current platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the NAX platform for the foreseeable future. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term success or growth. A portion of the proceeds of our 2013 Private Placement is being used for completion of the NAX platform. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us. If our advertisers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new advertisers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for NAX may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Private Placement

From August 15, 2013 through September 23, 2013, we entered into Securities Purchase Agreements with 26 investors, pursuant to which we raised $2,182,500 in cash through the private placement of 87.3 units, at a price of $25,000 per unit. Each unit consisted of 100,000 shares of our common stock, together with two warrants. The warrants were composed of one warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share and another warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share, in each case exercisable for cash at any time during the five years following the date of issuance.

Between April 2013 and August 2013, Brian W. Brady, a director of our company, loaned us $1,270,000 for working capital through several short-term, unsecured promissory notes. On August 15, 2013, Mr. Brady converted the $1,270,000 principal, plus $19,252 of accrued interest under the notes, into 51.57 units (5,157,008 shares of common stock) on the same terms and conditions as were applicable to the other investors in our 2013 Private Placement. Two other unaffiliated noteholders converted $75,000 in principal, plus $12,366 of accrued interest, that we owed to them pursuant to an unsecured promissory note originally issued in May 2012, into 3.5 investment units (349,464 shares of common stock and a like number of warrants) on the same terms and conditions as other investors in our 2013 Private Placement.

As a result of the private placement and conversion of the notes, we issued 14,236,472 shares of our common stock, warrants to purchase 7,118,236 shares of our common stock at an exercise price of $0.25 per share and fully-exercisable, five-year warrants to purchase 7,118,236 shares of our common stock at an exercise price of $0.50 per share. The net proceeds received from the 2013 Private Placement are being used for general working capital purposes.

Pursuant to the terms of the Securities Purchase Agreements issued in the 2013 Private Placement, we agreed to file a registration statement with the SEC for purposes of registering the resale of these shares of common stock and the shares underlying the warrants within four months after the final closing date (by January 23, 2014) and use our commercially reasonable efforts to have it declared effective no later than six months after the final closing date (by March 23, 2014). We filed a registration statement on Form S-1 with the SEC on October 16, 2013, as amended on Form S-1/A filed on October 31, 2013.

Mr. Brady provided us with a waiver of his registration rights under the Securities Purchase Agreement in this registration statement with respect to his 5,157,008 shares of common stock and like number of shares underlying warrants.  In exchange for such waiver, we agreed to grant to Mr. Brady “piggyback” registration rights to include his shares in future registrations of ours (other than on Forms S-4 and S-8) and up to four demand registration rights to compel registration of those shares for resale. Additionally, the unaffiliated noteholders received their securities as exempt from the registration requirements since they met the required holding period of one-year based on the original issuance date of the promissory note. Therefore, we are only required to register 8,730,000 of these shares of common stock that are currently issued and outstanding and 9,079,464 shares of common stock that the investors may receive if they exercise their warrants. Due to the large number of securities issued, we are only seeking current registration of 8,730,000 shares of common stock and 174,732 shares of common stock that the investors may receive if they exercise their warrants.

Other Restricted Share Issuance

On September 30, 2013, we entered into an agreement pursuant to which we issued 823,090 shares of restricted common stock, at an effective price of $0.35 per share, to settle a $288,081 balance owed for legal services. Under the terms of the agreement, we agreed to register these shares upon filing of our next registration statement. Due to the large number of securities for which we are requesting registration, we are only seeking current registration for 411,545 of these shares. We filed a registration statement on Form S-1 with the SEC on October 16, 2013, as amended on Form S-1/A filed on October 31, 2013.

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

10.1		Agreement between the Company and Mitchel Laskey, dated December 26, 2012 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2		Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3		Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
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

10.6
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

10.8
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated June 14, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2013).

10.9
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated July 25, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013).

10.10
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated August 12, 2013 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

10.11		Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.12		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
31.1	*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	***
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IZEA, Inc. a Nevada corporation

November 7, 2013	By:	/s/ Edward Murphy
Edward Murphy President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)