Form 10-K
period 2013-12-31
IZEA, Inc.
filed 2014-03-25
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 N. Orlando Avenue, Suite 200 Winter Park, Florida	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒   No  ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,506,252 based on the closing bid price of the registrant's common stock (its only outstanding equity security) of $0.27 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 21, 2014, there were 56,946,381 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Annual Report on Form 10-K for the year ended December 31, 2013

PART I

ITEM 1 – BUSINESS

Our Mission
Our mission is to champion and connect the world's creators.
Our Company
IZEA, Inc. is a leading company in the social sponsorship space. We currently operate multiple online properties including our premiere platforms, SocialSpark and SponsoredTweets, as well as our legacy platform PayPerPost. In 2012, we launched a new platform called Staree and a display-advertising network to use within our platforms called IZEAMedia. Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter (our “creators”) to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice known as “native advertising.” We generate our revenue primarily through the sale of sponsorship campaigns to our advertisers. We fulfill these campaigns through our platforms by utilizing our creators to complete sponsorship opportunities for our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.
Our platforms take the existing concepts of product placement and endorsements commonly found in movies, television and radio and apply them to the social web. We democratize the sponsorship process, allowing everyone from college students and stay at home moms to celebrities the opportunity to monetize their content, creativity and influence in social media.
We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of PayPerPost and have focused on scaling our offerings ever since. We compensate bloggers, tweeters and other types of social media content creators to share information about companies, products, websites and events within their social media content streams. Advertisers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their posts.
Recent Financings
From August 15, 2013 through September 23, 2013, we raised $2,182,500 in cash through the sale of 8,730,000 shares of our common stock at a price of $0.25 per share in a private placement of our shares (the "2013 Private Placement"). Additionally, we converted notes payable and accrued interest thereon totaling $1,376,618 into 5,506,472 shares of our common stock at an effective price of $0.25 per share. We also issued fully-exercisable, five-year warrants to purchase 7,118,236 shares of our common stock at an exercise price of $0.25 per share and fully-exercisable, five-year warrants to purchase 7,118,236 shares of our common stock at an exercise price of $0.50 per share. Pursuant to the terms of the Securities Purchase Agreements issued in the 2013 Private Placement, we filed a registration statement with the SEC for purposes of registering the resale of these shares of common stock and the shares underlying the warrants on Form S-1 on October 16, 2013. This registration statement was declared effective by the SEC on November 8, 2013.

On February 21, 2014, we completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 34,285,728 shares of our common stock, at a purchase price of $0.35 per share, to a number of institutional and other accredited investors, for gross proceeds of $12,000,000 (the "2014 Private Placement"). The lead investor in the private placement was Special Situations Funds. As part of the private placement, the investors received warrants to purchase up to 17,142,864 shares of our common stock at an exercise price of $0.35 per share and warrants to purchase up to another 17,142,864 shares of our common stock at an exercise price of $0.50 per share. The warrants will expire on February 21, 2019, five years after the date on which they were issued. We agreed with the investors in our 2014 Private Placement to file a shelf registration statement with the SEC with respect to the resale of all of the shares of our common stock, as well as shares of common stock issuable upon the exercise of warrants, purchased by investors within ten business days after we file this annual report.

The net proceeds from the private placements, following the payment of offering-related expenses, are being used by us to focus on revenue growth through the acceleration of our sales and client relations activities and marketing initiatives, establishment of strategic partnerships and continuation of technology and engineering enhancements to our platforms, as well as to fund our working capital and capital expenditure requirements.

Our Platforms
Our platforms are currently designed to facilitate sponsored transactions in one social media channel each. For example, SocialSpark allows advertisers to sponsor bloggers while SponsoredTweets allows advertisers to sponsor Twitter users.
Below is an overview of our core revenue-generating platforms:
SocialSpark is our premier blog marketing platform. Through SocialSpark, we provide targeting and detailed analytics to advertisers. The site allows advertisers to develop large lists of high-quality blogs based on various criteria, such as relevancy, traffic and demographic data. The platform also enables advertisers to create targeted, large-scale social media campaigns with the click of a button and to observe campaign results in real time. SocialSpark is also used by larger brands interested in engaging in conversations with their consumer bases. SocialSpark goes beyond manual outreach services conducted by public relations agencies, such as Porter Novelli, Edelman and Ketchum, by offering an automated, scalable marketplace that aggregates opportunities for bloggers and provides a single source for advertisers to review work, compensation and analytics.
SponsoredTweets is an online marketplace that allows consumers to connect directly with advertisers to engage in sponsored conversations through Twitter. Marketers pay for Twitter advertising campaigns on either a cost per tweet (CPT) or cost per click (CPC) basis. SponsoredTweets allows advertisers to hand-pick individual tweeters, including celebrities, to participate in Twitter advertising campaigns. We believe this platform is unique in that it offers a marketplace for tweeters with varying levels of social influence, unlike Adly’s, which focuses solely on celebrity endorsements.
IZEA.com and The IZEA Exchange. On March 10, 2014, we launched a public beta of IZEA.com powered by The IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. The system is available as a public beta to our customers and partners via a self-serve portal, as a managed service or in white-label fashion. IZEAx is a brand-new system, engineered from the ground-up to replace all of our current platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future.
Our existing platforms will remain the primary source of revenue generation until such time we determine that the IZEAx system is sufficiently ready to deliver an exceptional end-user experience. During the public beta stage, we will be routing some transactions through the system and onboarding ecosystem partners to white label the platform.
Our Advertisers and Creators
Our IZEAx system and all of our existing platforms are designed to streamline the process of social sponsorship. We utilize our proprietary technology to create efficiencies and economies of scale for both advertisers and creators. Each platform provides advertisers with access to a large network of creators along with complete workflow management, content control, payment processing, performance tracking and integrated Federal Trade Commission (FTC) legal compliance. In particular, the integrated FTC compliance framework requires creators to provide disclosure to their followers with respect to the sponsored nature of the content and allows advertisers to review the content for FTC compliance. If the advertiser chooses, sponsorships can be managed end-to-end without the need for interaction with one of our team members through a self-service interface.
In addition to our self-service platforms, we also offer turnkey account management services to manage advertising campaigns on behalf of the customer. This includes working with advertisers to optimize the opportunity that is presented to creators, providing clear instructions on what is required to fill the advertiser’s opportunity, identifying and sourcing the creators that are the best fit for the opportunity, managing the offer and acceptance process with the creators, verifying that the creators’ content, once submitted, meets the requirements of the opportunity and managing the overall campaign to meet the goals of the advertiser. Account managers also provide clients with progress updates on their campaign that include campaign metrics and all postings created throughout the campaign. Additionally, they assemble comprehensive campaign recaps at the conclusion of the campaign and work with the advertisers on plans for follow-up strategies after the initial campaign has ended.
In all platforms, advertisers, or our account management staff acting on the advertisers’ behalf as part of the account management services we offer, have the ability to review the creators’ content to verify whether or not it conforms to the requirements of the advertising opportunity. Our SocialSpark, SponsoredTweets and IZEAx platforms provide for the ability to review creators’ content prior to publishing, and all the other platforms provide for a review after the content is published. If the content does not conform, the creator is requested to make any necessary adjustments. If the creator refuses, the advertising opportunity is deemed to have been withdrawn. Neither the advertiser nor our account management staff modifies creators’ content without the creators’ involvement and consent.
The value-proposition we offer to both advertisers and social media content creators strengthens our position as a trusted partner and allows us to derive revenue from both customer bases. As more brand advertisers utilize our marketplaces, we increase the breadth and depth of monetization opportunities for creators, attracting more creators and further enhancing value for our advertisers.
We have more than 110,000 registered advertisers in over 135 different countries and territories, of which approximately 5,800 and 5,000 advertisers created a sponsorship opportunity during the years ended December 31, 2012 and 2013, respectively. Advertisers that have used our services include top brands such as Coca-Cola, AT&T, Microsoft, Kraft, KIA, Unilever, Lenovo, Walmart, LG, Audi, Hilton, Walgreens, Hershey and Sony.
We have more than 859,000 registered creators in over 175 different countries and territories, of which approximately 77,000 and 33,000 creators performed a social sponsorship transaction during the years ended December 31, 2012 and 2013, respectively, including high-profile celebrities such as Neil Patrick Harris, Ceelo Green, Kim Kardashian, Nick Cannon and Tia Mowery. While our network of registered creators continues to grow, in recent years we have seen a decrease in the percentage of creators who are selected and engaged for sponsorships. We believe that this is largely a function of the way our current SocialSpark and SponsoredTweets platforms are designed in that they favor creators with larger networks. We believe that the two-way bidding feature in IZEAx will provide up-and-coming creators with a greater ability to compete for sponsorship opportunities.
Our total number of registered creators may be higher than the number of our actual individual creators because some creators have multiple registrations, other creators may have died or become incapacitated and others may have registered under fictitious names. Our creators currently publish sponsored content to blogs and Twitter and reach other existing platforms such as Facebook and Pinterest, Tumblr, LinkedIn, Google and Bing through syndication or sharing of that content. In the future, IZEAx will allow for direct publishing and sponsorship on many of these platforms.

We are currently limited in our ability to service the needs of all advertisers and creators. We have a large number of advertisers and creators that we cannot currently match for sponsorship opportunities. We believe that IZEAx should significantly impact our ability to more efficiently match marketplace participants by providing access to more social media channels and by offering a larger inventory of quality advertisers and quality creators through our partners. Additionally, our creators will have an ability to make offers to our advertisers through our new two-way bidding process.
To date, we have completed over 3.3 million social sponsorship transactions for customers ranging from small local businesses to Fortune 500 companies. We consider each individual sponsored blog post, tweet or other status update as an individual transaction so long as the creator of that content is being compensated for such post, tweet or other status update.
We derive the majority of our revenue from advertisers for the use of our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action (sponsored revenue). We derive the remaining portion of our revenue from the posting of targeted display advertising (media revenue) and from various service fees charged to advertisers and creators for services, maintenance and enhancement of their accounts (service fee revenue).
Industry Background and Trends

Despite the inherently conversational nature of social media marketing as part of the larger digital marketing landscape, many brand budgets are currently allocated towards traditional display advertising, including banner ads and text links on social sites. While most advertisers understand the value of word of mouth marketing, peer recommendations and product reviews, few understand how to efficiently engage social media content creators appropriately for these purposes. Those who effectively attempt an approach are quickly limited by the amount of effort required to adequately manage and measure a truly integrated campaign.
The social sponsorship space has been limited primarily by the current inefficiencies of the market. The social media advertiser universe is large and highly fragmented among topic, quality and platform. Brands have been forced to utilize a variety of highly inefficient sources and processes to navigate the complicated landscape of sponsorship, often resulting in low returns on their time investment or worse-yet, questionable results. We believe this is largely due to advertisers and creators lacking an efficient way to identify and engage each other in the marketplace.

At the same time, social media content creators that would like to monetize their community are faced with significant challenges in making advertisers aware of their blog, twitter or Facebook profile and finding quality advertisers who are motivated to sponsor them. In addition, those creators with smaller networks simply lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases, it costs an advertiser more money to issue a check to a small creator than the value of the sponsorship payment itself.
Further complicating the sponsorship process for both parties are FTC regulations around social media endorsements, IRS tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many advertisers would prefer to be “part of the conversation,” we believe the complexity and cost of individual sponsorship often deters them from doing so.
We believe that the current state of social sponsorship represents a significant opportunity for us. We address these common problems with targeted, scalable marketplaces that aggregate social media content creators and advertisers. In doing so, we offer an efficient, innovative way for creators and advertisers of all sizes to find each other and complete a sponsorship transaction.
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
First-mover advantage with a highly disruptive business model. We believe that by pioneering the social sponsorship space and investing heavily in innovation and marketing, we were first to develop positive rapport among creators and brand marketers alike. This loyalty has resulted in consistent growth of underlying revenue and gross profit margin, as well as increasing levels of repeat business.
Powerful network effect. As more brand marketers contribute opportunities into our marketplaces, we believe we will increase the breadth and depth of the monetization value offered to our creators, attracting more creators to enroll into our platforms and thereby enhancing the value of our platforms to future brand advertisers. Our premium platforms have referral programs designed to further enhance the network effect for each creator who signs up. Directly trackable creator referrals represent approximately 49% and 46% of new Twitter creator sign-ups in the years ended December 31, 2012 and 2013, respectively. Directly trackable creator referrals are new creator signups that we receive as the result of a current creator sharing a unique tracking link to one of our platforms. The link allows us to determine how a new creator learned about our platform. The referral program in SocialSpark.com has accounted for 32% and 35% of all new blog creator sign-ups in the years ended December 31, 2012 and 2013, respectively. We paid referral fees to creators approximating $42,000 and $56,000 in the years ended December 31, 2012 and 2013, respectively. These programs amplify our marketing dollars and decrease the investment required to attract new creators. Our new IZEAx platform will leverage the success of these programs and further expand on this concept.
Scalable and leverageable operations. Our unique business model allows revenue to be derived in a variety of ways, all of which rely on our marketplace approach as a hub. We have replicated this business model across multiple new product offerings without substantially increasing our operations and support expense. Moving forward, our goal is to further leverage our experience in building sponsorship marketplaces through the launch and operation of IZEAx.
Experienced management team, board of directors and strategic advisors. Our management team includes not only a highly experienced team of entrepreneurs and executives from the digital media, technology and entertainment industries, but also outstanding strategic advisory board members who are experts in social media and integrated marketing campaigns. See “Management” for details.
Our Growth Strategy
After seven years of working in and developing the social sponsorship category, we believe our business model is market-tested and ready for growth. Our development efforts have included assembling a diverse and experienced senior management team and advisory board, launching and optimizing our proprietary marketplaces, developing a cross-platform sales force and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
Bring the IZEA Exchange to market. The launch of IZEAx will allow us to increase deal flow to our creators, provide a more diverse and expansive offering of creators to our advertisers, and streamline our back-office operations. IZEAx will also allow us to aggressively expand our white label and reseller relationships around the world.
Bolster our client development team. We expect the growth of our client development team to be the primary driver of near-term revenues. For the past year, we have been developing a comprehensive on-boarding and on-going education curriculum that has lead to record bookings in 2013. We intend to add additional client development personnel who receive a commission for meeting sales targets to more effectively service clients throughout North America and Europe. The majority of these team members will be located in our headquarters in Orlando, Florida and will conduct sales activities through phone, email and videoconferencing. Beyond our expanded presence domestically, we entered into a reseller agreement with IZEA UK, Ltd. in January 2013 to target the Western European market.
Develop strategic partnerships. We intend to develop additional strategic partnerships and reseller agreements with companies that can provide additional growth in our base of creators and advertisers. In May 2013, we announced a strategic partnership with Handpicked Media, a leading, female-focused network of social creators in the United Kingdom. We intend to replicate this model with other partners soon after the public beta release of IZEAx. IZEAx is designed to be easily “white labeled”, allowing partners to operate their own “node” on the exchange. IZEAx is also designed to be resold by partners that do not require a custom-branded solution.
Continue emphasis on product innovation. We have recruited additional engineering and product innovation team members to enhance IZEAx to develop new technology ideas within this platform that complement our mission as a company.
Seek complementary acquisitions. We continually seek to identify and acquire companies, technologies and assets to add to our portfolio of software services that will drive additional near and long-term revenue. In July 2011, we acquired Germany’s Magpie Twitter advertising network that included approximately 12,000 advertisers and 20,000 Twitter creators in 143 countries. In December 2012, we acquired FeaturedUsers, one of the first advertising networks specifically designed to help Twitter users grow their followers.
Customers

We have more than 859,000 registered creators in over 175 different countries and territories, of which approximately 77,000 and 33,000 creators performed a social sponsorship transaction during the years ended December 31, 2012 and 2013, respectively, including high-profile celebrities such as Neil Patrick Harris, Ceelo Green, Kim Kardashian, Nick Cannon and Tia Mowery.
Our total number of registered creators may be higher than the number of our actual individual creators because some creators have multiple registrations, other creators may have died or become incapacitated and others may have registered under fictitious names. Our creators currently publish sponsored content to blogs and Twitter and reach other existing platforms such as Facebook and Pinterest, Tumblr, LinkedIn, Google and Bing through syndication or sharing of that content. In the future, IZEAx will allow for direct publishing and sponsorship on many of these platforms.

We have more than 110,000 registered advertisers in over 135 different countries and territories, of which approximately 5,800 and 5,000 advertisers created a sponsorship opportunity during the years ended December 31, 2012 and 2013, respectively. Advertisers that have used our services include top brands such as Coca-Cola, AT&T, Microsoft, Kraft, KIA, Unilever, Lenovo, Walmart, LG, Audi, Hilton, Walgreens, Hershey and Sony.

In the case of our managed advertisers, we typically enter into a master agreement, which incorporates the online terms of service of the specified IZEA website, with each of our advertiser customers. Under the master agreement, the advertiser may submit one or more insertion orders pursuant to which such advertiser provides advertising submissions relating to its website, product or service for posting through the specified IZEA website or service. The master agreement is terminable by us or our customers upon 30 days prior written notice or immediately if a material breach has occurred and is not promptly cured. Each party indemnifies the other with regard to various representations made by such party, including the advertiser's representations that its content does not violate any law, or infringe any intellectual property right of another, is not false or deceptive, or defamatory or libelous, and is free of viruses and other computer programming that could damage any system data or personal information, and that it is not engaging in spamming. Fees under the master agreement are typically payable within 30 days after the date of our invoice in accordance with the terms agreed to in the applicable insertion order.

The master agreement additionally provides for standard service disclaimers and limitations of liability for our benefit, as well as a reciprocal confidentiality provision. We also enter into browsewrap and clickwrap agreements with “self-service" advertisers who agree to the terms of service available on the applicable online platform. These self-service advertisers do not separately enter into a master agreement with us.

We provide services to advertising customers in multiple industry segments, including consumer products, retail/eTail, technology and travel. Our customers are predominantly located in the United States followed by the United Kingdom, Canada, Europe, Russia and over 130 other countries. None of our customers accounted for more than 10% of our revenue in the year ended December 31, 2012. We had one customer, Triad Retail Media, that accounted for 12% of our revenue in the year ended December 31, 2013.

Our business serves advertising and public relations agencies, as well as brands and businesses directly. In many cases, social media marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand. Below is a list of our customers that exceeded 5% of our 2012 and 2013 booked business:

Digitas	Starcom Worldwide
MEC	Triad Retail Media

Sales and Marketing

We primarily sell social sponsorship campaigns through our sales team, our self-service platforms and, to a lesser extent, by utilizing distribution relationships such as resellers, affiliates and white label partners. We target regional, national and global brands and advertising agencies in the following ways:

Self-Service Platforms.  Each of our platforms has been developed as a self-service marketplace to enable advertisers and agencies of all sizes to independently access our network of social media content creators and implement their own social sponsorship campaigns. Self-service customers extend our global reach and increase deal flow. IZEAx has been designed to streamline the self-service process found in our existing platforms, making it easier for advertisers to complete transactions without any interaction required from our customer service team.

Client Development Team.  We have a client development team each of whom is assigned a geographic region or specific brands, primarily within the United States and Europe. The team members are responsible for identifying and managing sales opportunities in their respective target areas.

Resellers and White Label Partners.  We have developed a group of independent resellers and distribution partners who are responsible for selling one or more of our platforms under an independent contractor relationship. We maintain two types of reseller relationships: resellers and white label partners. Resellers focus their efforts on selling a variety of brands throughout the United States. White label partners are complementary relationships that add additional advertisers and creators to our network. We intend to increase our number of resellers and white label partners after the launch of IZEAx.

Affiliates.  Two of our platforms, SocialSpark and SponsoredTweets, contain self-service affiliate programs designed to compensate social media content creators for referring other creators to join these platforms. In these programs, we incur the cost to pay a referral fee to the referrer equal to 5%-15% of the referee's earnings for a two-year period. To date, this has proven to be an efficient method of attracting new social media content creators into our creator network. Our upcoming IZEAx platform will include a system similar to what is currently available in SocialSpark and SponsoredTweets.

Industry Accumen. Our team possesses a strong marketing background. We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team and growing our social media creator network. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for social sponsorship. We rely on a number of channels in this area, including tradeshows, third party social media platforms (e.g., Facebook and Twitter), IZEA-hosted community events, paid searches, public relations and our corporate websites.

Revenue Model

We derive the majority of our revenue from advertisers for the use of our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action (sponsored revenue). We derive the remaining portion of our revenue from the posting of targeted display advertising (media revenue) and from various service fees charged to advertisers and creators for services, maintenance and enhancement of their accounts (service fee revenue).

We earn sponsored revenue either on a per blog post, tweet, click or action basis from opportunities created by advertisers using our platforms or on an advertising campaign basis where we manage the entire campaign for our customers, often using multiple platforms to accomplish a full social media campaign. Advertisers can utilize a single platform to fill a specific need or combine platforms with each other to execute an integrated social media campaign. All of our platforms can be activated and used in a self-service fashion or with the assistance of our account management team.

Advertisers may prepay for services by placing a deposit in their account with us.  The deposits are typically paid by the advertiser through the use of checks, wire transfers or credit cards. Deposits are recorded as unearned revenue until earned as described below. Typically, for each dollar an advertiser spends with us for sponsored services, approximately 50% of it goes to our social media content creators. Celebrity creators, often used in our SponsoredTweets marketplace, typically retain a higher percentage of each transaction.
The fulfillment of an advertiser opportunity is considered successful and earned after the requested blog post, click or action is approved or verified (either by the advertiser, our platforms automatically or by an account management team member, if we are managing the advertiser account) and listed for the requisite period of time, as applicable. The requisite period ranges from 3 days for a tweet to 30 days for a blog. Revenue is only recorded upon successful completion of these actions. If the action was not successful, the advertiser's account would not be charged and no revenue would be recorded. Sponsored revenue accounted for 87% of our total revenue in each of the years ended December 31, 2012 and 2013.

Media revenue occurs when a creator posts targeted display advertising next to sponsored blog content using IZEAMedia, our display advertising solution. Revenue for ad placement is received from the advertiser when the creator places the ad within their blog. Targeted display advertising is the ability to segment audiences individually by demographic, behavioral, contextual, or geographic means to display the most relevant advertisement to the segment. This display advertising is designed to complement a social sponsorship campaign within our platforms. Launched in November 2011, IZEAMedia currently delivers approximately 30 million advertising displays per month. IZEAMedia revenue accounted for 7% and 5% of our total revenue in the years ended December 31, 2012 and 2013, respectively.

Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. We set certain minimum cash-out balance thresholds, typically $50, to encourage creators to help us better manage the time, Paypal fees and administrative costs that are associated with each cash-out by creators. Once a creator's account balance exceeds the minimum balance, they can request to be paid without incurring a fee. Service fee revenue accounted for 6% and 8% of our total revenue in the years ended December 31, 2012 and 2013, respectively.

As IZEAx is deployed to our advertisers, creators and partners in future periods, we anticipate additional forms of revenue streams including subscription fees, listing fees, licensing fees and sponsored search fees as a result of new functionality built into the platform.

We were able to achieve gross margins on all our products of approximately 57% and 59% for the years ended December 31, 2012 and 2013, respectively. As part of our commitment to increasing shareholder value, we are constantly seeking methods to further increase margins by implementing technology advancements, rebalancing our revenue mix to focus on new releases and entering new high-margin social media markets. While IZEAx will add new revenue streams, it will also create partnerships that have different economic models. White label partners will receive a percentage of each transaction, which will affect the gross profit margin on sponsorships over time. As a result, we expect that our total revenue will increase but our margins may decrease. This is an intentional dynamic that we seek to offset with the benefit of increased deal-flow through IZEAx.

Technology

Our marketplaces span multiple social networks, blogs and YouTube. We aggregate our social media content creators in our online marketplaces which allows us to create scale and targeting for our advertisers. We provide the ability to target our creators based on a variety of software rules and filters. We provide self-service platforms that service all business types and sizes. Advertisers can choose between a cost per post model or cost per click model. Unlike traditional public relations, advertisers only pay for completed posts, clicks or individual actions as determined by the advertiser. We provide trackable results by automatically embedding tracking links and pixels, as well as support, for third-party tracking (such as DART). We also provide dashboards for real-time reporting, providing immediate feedback. We have the ability to seed thousands of conversations overnight, with room to grow.

Privacy and Security

We are committed to protecting the privacy, reputations and dignity of our advertisers and creators. Accordingly, we have invested heavily in many areas to prevent the misuse of information that we collect. We do not misuse personally identifiable information that we collect and we use reasonable and suitable physical, electronic and managerial safeguards to protect such informations.

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. One of our core strengths is our knowledge of and experience in launching and operating scalable social media marketplaces. Our product development expenses, consisting primarily of salaries paid to development personnel and included in general and administrative expenses, were approximately $974,000 and $503,000 for the years ended December 31, 2012 and 2013, respectively. We also incurred and capitalized in our balance sheet an additional $362,346 in development costs for IZEAx during the year ended December 31, 2013.

Our team believes that constant innovation is the only way to achieve long-term growth. As a result, we encourage our engineering team members to continuously develop new platforms and technologies to bring to market. Some of these platforms succeed. Others fail to deliver the results required to warrant ongoing support and development. Much like Google and other successful technology companies, we invest heavily in the platforms that prove themselves, and regularly shutdown the initiatives that fail to deliver value for the organization. We intend to continue to invest in the creation of new technology platforms that complement our core offerings.

Competition

We face competition from multiple companies in the social sponsorship industry. Direct and indirect competitors in the social sponsorship space include Facebook, Glam Media, Federated Media, BlogHer, Adly, TapInfluence and Collective Bias. In addition, there are a number of agencies, public relations firms and niche consultancies that provide social media programs and conduct manual influencer outreach programs.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high traffic websites and social sponsorship providers, as well as competition with other media for native advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services with IZEAx, we may compete with a greater number of other companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected.

We also compete with traditional advertising media such as direct mail, television, radio, cable and print for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources.

Proprietary Rights

Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on copyright, service marks and trade secret laws, confidentiality procedures and contractual provisions.

We have filed a patent application covering important features of our IZEA Exchange platform and have submitted a trademark application for “Native Ad Exchange,” which are currently pending approval. We have registered eight service marks to date including “IZEA,” “SocialSpark,” “We Reward,” “PayPerPost,” “InPostLinks,” “Blogger's Choice Awards,” “Get Everyone Talking” and “Postie,” and have applied for several other registrations including “IZEA Exchange,” “IZEAx,” “Champion the Creators,” “Staree,” “Native Ad Exchange,” “FanAds,” “Influence Upfront,” “Influence Rank,” “InRank,” “Sponsored Music,” “Sponsorship Marketplace” and “Selective Syndication” in the United States and intend to seek to register additional service marks as appropriate.  There can be no assurance that we will be successful in obtaining the service marks for which we have applied. Even if these applications are approved, the marks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the service marks, the use of the marks will be restricted unless we enter into arrangements with the third parties that may be unavailable on commercially reasonable terms. We also own more than 450 domain names.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We can and have been subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management's attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. See "Legal Proceedings" below for information on our current lawsuit in this regard.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, creator privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not entirely clear how existing laws which govern issues such as property ownership, taxation, export or import matters and personal privacy apply to the Internet, as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our platforms or may even attempt to completely block access to our platforms. Accordingly, adverse legal or regulatory developments could substantially harm our business.

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

We, and the advertisers and creators that use our platforms, are subject to Federal Trade Commission ("FTC") and various state rules and regulations on advertising and marketing on the Internet, including the FTC's Dot Com Disclosures - Information about Online Advertising and its Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Guides) that were updated and reissued by the FTC in 2013. Each of the foregoing are sub-categories that have been taken up by the FTC under the FTC Act to prevent “unfair or deceptive acts and practices” within advertising. These new

Guides, for example, significantly extend the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into new advertising methods such as blogging. In particular, the Guides provide that bloggers must always disclose the consideration they receive for blogging about a particular product, service, brand or the like, whether the consideration comprises something tangible (i.e., cash, objects that are provided to them at no cost, even for testing purposes) or intangible such as accolades and more prominent future blogging opportunities. In the event a creator, blogger or advertiser should fail to comply with the Dot Com Disclosures, the Guides or any other FTC rule, regulation or policy, which may be manifest by making deceptive, misleading or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise, then various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability as a result of such non-compliance. The Guides further provide that in order to limit its potential liability, the advertiser should ensure that its bloggers are provided guidance and training needed to ensure their claims, statements and representations are truthful, transparent and properly substantiated. Our failure to comply with both FTC and state advertising rules may result in the potential imposition of penalties that could include monetary damages and an order to cease our operations.

In certain cases, we are retained by advertisers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. More generally, if there is negative consumer perception and mistrust of the practice of undisclosed compensation to creators to endorse the advertisers' specific products, then this could result in a reduction by advertisers in the use of social media marketing platforms like ours as a means for advertising which could have a material adverse effect on our business and financial results.

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

As a governing member of a leading marketing and advertising industry association, the Word of Mouth Marketing Association (WOMMA), we are committed to promoting ethical social sponsorship practices and have established codes of ethics for our platforms which include one or more of the following:

Mandatory Disclosure. We mandate disclosure of the sponsored relationship between the advertiser and creator. In the case of SponsoredTweets and SocialSpark a sponsorship cannot be published through the platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, in SponsoredTweets, a creator is required to select one of a number of disclosure phrases such as “sponsored,” “advertisement” or “ad” prior to the publication of the tweet. Additionally, each SocialSpark campaign includes a Disclosure Audit tool for advertisers that provides them with a report that monitors posts on an ongoing basis to make sure that posts continue to include disclosure after the initial posts are approved. In the case of PayPerPost, publications are made outside of the platform, thus monitoring such posts are considerably more difficult, but users of these services are similarly required to adhere to our terms of service and code of ethics applicable to them, or risk being terminated. However, as is the case with SponsoredTweets and SocialSpark, failure to disclose the sponsored relationship is a violation of our terms of service, which may result in the withholding of payment for the sponsorship, and the creator being removed from our network. IZEAx will adopt the same disclosure process as SponsoredTweets and SocialSpark. It will eventually replace the technology utilized to power SponsoredTweets, SocialSpark and PayPerPost.

Freedom of Choice. Creators are free to choose which sponsorships to publish. Our platforms never auto-inject an advertiser's message into a influencer's social media network.

Authentic Voice. We encourage honesty of opinion in the selection of sponsorships by a creator and similarly we encourage advertisers to create opportunities that allow the creator to write the sponsorship in their own words, provided that a creator always adheres to our terms of service and code of ethics which includes disclosing their sponsored relationships at all times while using any of the platforms.

Transparency of Identity. Our platforms are designed to be open, safe environment for our advertisers, creators and users. In fact, we do not cloak the identities of advertisers or creators. Both parties involved in a potential transaction can see each other's profiles and make informed decisions before engaging with each other.

Pre-Publication Advertiser Review. In the case of SponsoredTweets and SocialSpark, advertisers have the ability to review their sponsored content before it is published and to request a change to the sponsored content prior to publication in the case of factual inaccuracies. This feature will also be included in our IZEAx platform.

Reporting Violations. We have zero tolerance for violation of our code of ethics and encourage the reporting of violations through a special page on our websites dedicated to reporting violations. If violations are reported, they are promptly investigated by us and in appropriate cases, advertisers, creators and users are removed from our network and prohibited from using our sites. In addition, we take an active role in reporting spam accounts to Twitter and Facebook.

In addition to the compliance and monitoring programs described above, we have created an FTC Survival Guide for our platform users that is available on our corporate website. We also believe, and have subsequently included requirements within our code of ethics, based on positions taken by certain federal courts and the FTC, that communications and messages disseminated by creators through social media networks are subject to and must comply at all times with CAN-SPAM Act (Controlling the Assault of Non-Solicited Pornography and Marketing Act) requirements.

To date, we have not been materially impacted by the rules governing messaging over social media networks and social sponsorship, including the CAN-SPAM Act and the Telephone Consumer Protection Act of 1991. However, we cannot predict the impact of future regulations on us, our advertisers or our creators that use our platforms or the impact of attempts to circumvent our mechanisms that are designed to ensure compliance.

Employees

As of March 21, 2014, we had a total of 50 full-time employees, including 36 in sales and marketing, 10 in product engineering and 4 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel.

Available Information

Our executive offices are located at 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789 and our telephone number is (407) 674-6911.  We maintain a corporate website at http://corp.izea.com.  We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investors section of our website, or through http://www.sec.gov. Information on our website does not constitute part of this annual report on Form10-K or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our subscribers and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an evaluation of our company will be included in filings on the SEC EDGAR website, and may also be disseminated using our investor relations website (http://corp.izea.com) and press releases. However, we encourage investors, the media, and others interested in our company to also review the social media channel listed below, where we may also post important information about our company:

Twitter	Facebook	Get Satsifaction
@izea	izeainc	LinkedIn
@izealove	socialsparkers	Pinterest
@socialspark	SponTwts	Kumbuya
@spontwts

Google+
https://plus.google.com/u/0/b/112301420195238265903/112301420195238265903/posts

ITEM 1A – RISK FACTORS

In addition to the information set forth at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information", investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability or obtain the financing necessary for future growth.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $3,321,992 and $4,672,638 for the twelve months ended December 31, 2013 and 2012, respectively, and had an accumulated deficit of $26,125,414 as of December 31, 2013. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We are developing a new platform to process all of our existing business transactions and grow our operations, but cannot provide any assurance regarding its success.

We are developing a new platform called the IZEA Exchange (IZEAx) which is currently in public beta. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content through a wide variety of social channels. IZEAx is a brand-new system, engineered from the ground-up to replace all of our current platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term success or growth. A portion of the proceeds of our 2014 Private Placement is being used for completion of the IZEAx platform, which is scheduled for continued updates during the next two years. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us. If our advertisers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new advertisers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Because we have a limited operating history, we encounter risks and uncertainties frequently experienced by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks associated with our dependence on our platforms and related services for the majority of our revenues for the foreseeable future;

•	risks that our growth strategy may not be successful in terms of greater revenue and profitability; and

•	risks that fluctuations in our operating results will be significant causing volatility in our stock price.

Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have experienced rapid growth over a short period in our social sponsorship platforms and we do not know whether this will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown rapidly as advertisers and creators have increasingly used our social sponsorship platforms. However, the social sponsorship industry is relatively new. Given the limited history, it is difficult to predict whether our platforms will continue to grow or whether it can be maintained. We expect that the platforms will evolve in ways that may be difficult to predict. It is possible that advertisers and creators could broadly determine that they no longer believe in the value of our current platforms. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business, prospects, results of operation and financial condition could be materially harmed.

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

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us in the U.S. District Court for the Eastern District of Texas. Blue Calypso's complaint alleges that we infringe on their patents related to peer-to-peer advertising between mobile communication devices and seeks unspecified damages. On July 19, 2013, Blue Calypso’s case against us was consolidated, along with patent infringement cases against Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon, Inc. for all pretrial purposes, including discovery and claim construction.

On December 16, 2013, the Patent Trial and Appeal Board's (PTAB) instituted a Covered Business Method Review (CBMR) for three of the five patents Blue Calypso asserts in its case against IZEA. In its decisions granting the CMBRs, the PTAB explained that several of Blue Calypso’s asserted patents are likely invalid. In particular, the PTAB found it more likely than not that each of these three patents was invalid based on two independent grounds of anticipation, and one ground of obviousness. Additionally, the PTAB preliminarily found it more likely than not that many of the claims of one of Blue Calypso’s patents were invalid due to a lack of written description. On January 17, 2014, the PTAB expanded its review to all five of Blue Calypso's assert patents. The PTAB’s final decision regarding the asserted patents is expected by the end of this year. On January 16, 2014, the court granted a joint motion to stay Blue Calypso’s patent infringement case until the PTAB's review of Blue Calypso’s asserted patents is complete.

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

The social sponsorship landscape is subject to numerous changes that could cause our revenue to decline.

Our business model may not continue to be effective in the future for a number of reasons, including the following:

•	social sponsorship is, by its nature, limited in content relative to other media;

•	companies may be reluctant or slow to adopt social sponsorship that replaces, limits or competes with their existing direct marketing efforts;

•	companies may prefer other forms of advertising we do not offer, including certain forms of search engine placements;

•	companies, such as Facebook and Twitter, may no longer grant us access to their websites in connection with our social sponsorship platforms;

•
companies may not utilize social sponsorship due to concerns of “click-fraud” particularly related to search engine placements (“click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by clicking on an advertisement for the purpose generating a charge per click without having an actual interest in the target of the advertisement's link); and

•	regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability.

If the number of companies that purchase social sponsorship from us or the size of the sponsorship campaigns does not grow, our revenue could decline which would have a material adverse effect on our business, prospects, results of operations and financial condition.

If we fail to retain our existing creators, our revenue and business will be harmed.

We have more than 859,000 registered creators in over 175 different countries and territories, of which approximately 77,000 and 33,000 creators performed a social sponsorship transaction during the years ended December 31, 2012 and 2013, respectively. We must continue to retain and acquire creators that publish sponsorships through our premier platforms in order to increase revenue and achieve profitability. These creators will be asked to create a new account with us upon the launch of IZEAx. If creators do not perceive our products and services to be of high value and quality or if we fail to provide value with IZEAx, we may not be able to acquire or retain creators. If we are unable to acquire new creators in numbers sufficient to grow our business, or if creators cease using our products and services, the revenue we generate may decrease and our operating results will be adversely affected. We believe that many of our new creators originate from word of mouth and other referrals from existing creators, and therefore we must ensure that our existing creators remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing creators are not successful, we may not be able to acquire new creators in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new creators.
If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.

We have more than 110,000 registered advertisers in over 135 different countries and territories, of which approximately 5,800 and 5,000 advertisers created a sponsorship opportunity during the years ended December 31, 2012 and 2013, respectively. These advertisers will be asked to create a new account with us upon the launch of IZEAx. We depend on our ability to attract and retain advertisers that are prepared to offer products or services on compelling terms through our platforms. We must continue to attract and retain advertisers in order to increase revenue and achieve profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our platforms provides them with a long-term increase in customers, revenue or profit, they may stop advertising through our platforms. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large advertisers seek extended payment terms, our operating results will be adversely affected.

Intense competition in our target market could impair our ability to grow and to achieve profitability.

The market for native advertising is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay per click search services.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high traffic websites and social sponsorship providers, as well as competition with other media for native advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of other media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of creators and advertisers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "IZEA" brand is critical to expanding our base of creators and advertisers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "IZEA" brand, or if we incur excessive expenses in this effort, our business, prospects, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Unfavorable publicity or consumer perception of our platforms, applications, practices or service offerings, or the offerings of our advertisers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of advertisers and the size of our creator base, the loyalty of our creators and the number and variety of sponsorships we offer each day. As a result, our business, prospects, results of operation and financial condition could be materially and adversely affected.

Our total number of registered creators may be higher than the number of our actual individual creators and may not be representative of the number of persons who are active potential creators.

Our total number of registered creators may be higher than the number of our actual individual creators because some creators have multiple registrations, other creators may have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total registered creators as our measure of the size of our creator base. In addition, the number of creators includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms.

Our total number of registered advertisers may be higher than the number of our actual individual advertisers and may not be representative of the number of persons or companies who are active potential advertisers.

Our total number of registered advertisers may be higher than the number of our actual individual advertisers because some advertisers have multiple registrations and other advertisers may no longer have a need for advertising or be in business. Given the challenges inherent in identifying these advertisers, we do not have a reliable system to accurately identify the number of actual individual advertisers, and thus we rely on the number of total registered advertisers as our measure of the size of our advertiser base. In addition, the number of advertisers includes the total number of advertisers that have completed registration through a specific date, less advertisers who have unsubscribed, and should not be considered as representative of the number of advertisers who continue to actively create to fulfill the sponsorships offered through our platforms.

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

Our social sponsorship business is subject to the risks associated with word of mouth advertising and endorsements, such as violations of the “truth-in-advertising,” FTC Guides and other similar regulatory requirements and, more generally, loss of consumer confidence.

We do not engage in targeted or online behavioral advertising practices, nor do we compile or use information concerning consumer behavior on an individual level, but we may do so from time to time in the aggregate and on an anonymous basis to analyze our services and offerings, and better optimize them for improved business results.  As the practice of targeted advertising has become increasingly scrutinized by both regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet, and providing them with the right to opt in or opt out of certain industry practices, such as targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in the section "Business - Government Regulation" is the increased importance placed on transparency between the advertiser and the consumer to ensure that consumers know the difference between “information” and “advertising” on the Internet, and are afforded the opportunity to decide how their data will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception “of the practice of undisclosed compensation of social media users to endorse specific products” which pertains to a risk of overall general public confidence in the FTC's ability to enforce its Guides Concerning the Use of Endorsements and Testimonials in Advertising in social media.  As described in the section "Business - Government Regulation," we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that advertisers and creators comply with the FTC Guides when utilizing our sites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on blogs for useful, timely and insightful information that enrich their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace.  If there is pervasive overall negative perception caused by others not complying with FTC Guides among its other acts, regulations and policies, then this could result in reduced revenue and results of operations and higher compliance costs for us.

New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of social media, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our creators to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over social media. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over social media. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of creator data on our websites and platforms. Several internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of creators or advertisers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms and applications, and any significant disruption in service on our platforms and applications could result in a loss of creators or advertisers.

Creators and advertisers access our services through our platforms and applications. Our reputation and ability to acquire, retain and serve our creators and advertisers are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. As our creator base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our creator base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our creators and advertisers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential creators and advertisers, which could harm our operating results and financial condition.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, advertisers and creators may curtail or stop using our services, and we may incur significant legal and financial exposure.

Our platforms and applications and the network infrastructure that is hosted by third-party providers involve the storage and transmission of advertiser and creator proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third party hosting service that we rely upon or any number of other reasons and, as a result, an unauthorized party may obtain access to our data or our advertisers' or creators' data. Additionally, outside parties may attempt to fraudulently induce employees, advertisers or creators to disclose sensitive information in order to gain access to our data or our advertisers' or creators' data.  Although we do have security measures in place, we have had instances where some customers have used fraudulent credit cards in order to pay for our services. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain and use unauthorized credit cards, obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose advertisers, creators and vendors and have difficulty obtaining merchant processors or insurance coverage essential for our operations.

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

We may be subject to lawsuits for information by our advertisers and our creators, which may affect our business.

Laws relating to the liability of providers of online services for activities of their advertisers or of social media content creators and for the content of their advertisers' listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our platforms. These types of claims have been brought, sometimes successfully, against online services, as well as print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers or our creators. Our potential liability for unlawful activities of our advertisers or our creators or for the content of our advertisers' listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

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

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims, such as the pending Blue Calypso lawsuit described above. These claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

Historically, we have not relied upon patents to protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success depends upon our proprietary technology. We do not have registered patents on any of our current platforms, because we determined that the costs of patent prosecution outweighed the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

We are currently developing a new platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. We have filed a patent application covering important features of this platform and have submitted a trademark application for “Native Ad Exchange,” which are currently pending approval. We are not aware of any reason why such applications will not be granted, although there can be no assurance thereof.

Our market is subject to rapid technological change and, to compete, we must continually enhance our products and services.

We must continue to enhance and improve the performance, functionality and reliability of our products and services. The social sponsorship industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

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

We believe our future success will depend upon our ability to retain our key management, including Edward H. (Ted) Murphy, our President and Chief Executive Officer, and Ryan S. Schram, our Chief Operating Officer. We maintain key-man life insurance for our benefit on the life of Mr. Murphy in the amount of $1.5 million.

Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified graphic designers, computer scientists, sales and marketing and senior management personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Orlando, Florida area where our headquarters are located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, including key management, technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth.

Having only two executive officers and two independent directors limits our ability to establish effective independent corporate governance procedures and increases the control of our executive officers.

We have only two executive officers and five directors. Two of our directors are also the executive officers, one director is our largest individual stockholder and two directors are considered independent.  Accordingly, it is difficult to establish effective operating board committees comprised of independent members to oversee committee functions.  This structure gives our executive officers and largest stockholder significant control over all corporate issues.

Unless and until we have a larger board of directors that would include a majority of independent members, there will be limited oversight of our executive officers’ decisions and activities and little ability for you to challenge or reverse those activities and decisions, even if they are not in your best interests.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult and costly for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

International operations could expose us to additional risks which could harm our business, prospects, results of operation, and financial condition.

While international operations are not significant to our revenues near-term, we plan to further expand internationally. In certain international markets, we may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

•	changes in local political, economic, social, and labor conditions, which may adversely harm our business;

•	restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	import and export requirements that may prevent us from offering products or providing services to a particular market and may increase our operating costs;

•	currency exchange rate fluctuations and our ability to manage these fluctuations;

•	longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

•	uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent; and

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

Risks Relating to our Common Stock

Exercise of stock options, warrants and other securities may exceed our number of currently authorized shares of common stock will dilute your percentage of ownership and could cause our stock price to fall.

As of March 21, 2014, we have 56,946,381 shares of common stock issued, outstanding stock options to purchase 8,030,313 shares of common stock at an average price of $0.50 per share, outstanding warrants to purchase 54,392,749 shares of common stock at an average price of $0.40 per share, and 1,717,413 shares of vested, yet unissued, shares of restricted common stock. Additionally, we have available shares to issue stock options, restricted stock or other awards to purchase up to 3,669,668 shares of common stock under our May 2011 Equity Incentive Plan. We currently have 100,000,000 authorized shares of common stock under our Articles of Incorporation. Exercise of all the outstanding securities issuable into common stock would leave us with an insufficient number of authorized shares. We intend to seek stockholder approval to increase the number of authorized shares under our Articles of Incorporation. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial sales of our common stock under a selling stockholder resale prospectus relating to our 2014 Private Placement, which could cause our stock price to drop.

We agreed with the investors in our 2014 Private Placement to file a shelf registration statement with the SEC with respect to the resale of all of the shares of our common stock, as well as shares of common stock issuable upon the exercise of warrants, purchased by investors within ten business days after we file this annual report.  We expect that this registration statement will include a total of 70,072,478 shares of our common stock (of which 34,285,728 shares are presently outstanding and 35,386,750 shares are issuable upon the exercise of warrants).  There are currently no agreements or understandings in place with these selling stockholders to restrict their sale of those shares after the effective date of the registration statement.

Sales of a substantial number of shares of our common stock by the selling stockholders at such time could cause the market price of our common stock to drop and could impair our ability to raise capital in the future by selling additional securities.

Holders of warrants issued in connection with our 2014 Private Placement have anti-dilution adjustment rights that, if triggered, could dilute the interests of our common stockholders.

Holders of our warrants to purchase 17,142,864 shares of common stock at an exercise price of $0.35 per share and warrants to purchase 17,142,864 shares at an exercise price of $0.50 per share issued in connection with our 2014 Private Placement have anti-dilution adjustment rights that, if triggered, could dilute the interests of our common stockholders.  The warrants contain weighted average anti-dilution protection for warrant holders if we sell another equity or equity-linked security at a price per share lower than the initial respective exercise prices during the five-year term of the warrants. Additionally, the warrants do not contain a negotiated floor for the exercise price. As compared with a full ratchet anti-dilution provision, which resets the exercise price at the lowest price in any subsequent sale of stock, a weighted average anti-dilution provision takes into account both the lower price and the number of shares issued at the lower price. The triggering of these anti-dilution provisions could result in the issuance of a substantial number of additional shares of common stock upon exercise of the warrants, which would dilute the interests of our common stockholders.

We may not realize all the cash proceeds from the exercise of our warrants as planned, because the warrants can be exercised on a “cashless” basis if the shares are not timely registered, depriving us of funds for business growth.

Holders of our warrants will be able to exercise the warrants on a so-called “cashless” basis at any time after August 21, 2014 if at that time of exercise a registration statement covering the shares of our common stock underlying such warrants is not effective; provided, that if any of the shares underlying the warrants are the subject of a registration “cut-back” imposed by the SEC pursuant to Rule 415, a cashless exercise for such cut-back shares will accrue as to 25% of the shares for every six months following August 21, 2014 for which the shares are not registered.  Accordingly, we may not realize all the cash proceeds from the exercise of the warrants as planned, which will deprive us of funds needed to operate and grow our business.

If we do not timely comply with the SEC registration timelines, we may be liable to the investors in the 2014 Private Placement for liquidated damages.

We agreed, pursuant to the terms of a registration rights agreement with the investors in the 2014 Private Placement, to (i) file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within the sooner of April 22, 2014 or ten business days after we file this annual report; (ii) use our commercially reasonable best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than May 22, 2014 (or June 21, 2014 in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction.  If we are unable to comply with any of the above covenants, we will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price per month until such non-compliance is cured, with such liquidated damages payable in cash and not capped at any maximum amount.  These damages may be substantial in the event we encounter significant problems in registering our stock on behalf of the investors and maintaining the effectiveness of such registration.

Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.

Our revenues and earnings may fluctuate significantly in the future. General economic or other political conditions may cause a downturn in the market for our products or services. Despite the recent improvements in market conditions, a future downturn in the market for our products or services could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Our future operating results may be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated advertisers and creators; our ability to develop, introduce and market new products and services on a timely basis; changes in the mix of products developed, produced and sold; and disputes with our advertisers and creators.  These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results. The change in our earnings or general economic conditions may cause the market price of our common stock to fluctuate.

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

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We and our shareholders may be subjected to enhanced regulatory scrutiny due to the limited trading markets in which our shares may be offered or sold which have been associated with improper activities concerning penny stocks, such as the OTCQB marketplace.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2 - PROPERTIES

In December 2013, we moved our corporate headquarters to 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida pursuant to a five year and five month sublease agreement that is renewable for one additional year until April 2020. We lease approximately 9,500 square feet based on a variable $17.50 to $21.50 per square foot annual rate over the lease term. During 2013, we leased space under a one-year sublease agreement at 1000 Legion Place, Suite 1600, in Orlando, Florida with total rent owed of $85,000. We also lease flexible office space under a month-to-month contract in Chicago, Illinois.

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $329,000 and $125,000 for the years ended December 31, 2012 and 2013, respectively.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than as described below, we are currently not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us in the U.S. District Court for the Eastern District of Texas. Blue Calypso's complaint alleges that we infringe on their patents related to peer-to-peer advertising between mobile communication devices and seeks unspecified damages. On July 19, 2013, Blue Calypso’s case against us was consolidated, along with patent infringement cases against Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon, Inc. for all pretrial purposes, including discovery and claim construction.

On December 16, 2013, the Patent Trial and Appeal Board's (PTAB) instituted a Covered Business Method Review (CBMR) for three of the five patents Blue Calypso asserts in its case against IZEA. In its decisions granting the CMBRs, the PTAB explained that several of Blue Calypso’s asserted patents are likely invalid. In particular, the PTAB found it more likely than not that each of these three patents was invalid based on two independent grounds of anticipation, and one ground of obviousness. Additionally, the PTAB preliminarily found it more likely than not that many of the claims of one of Blue Calypso’s patents were invalid due to a lack of written description. On January 17, 2014, the PTAB expanded its review to all five of Blue Calypso's assert patents. The PTAB’s final decision regarding the asserted patents is expected by the end of this year. On January 16, 2014, the court granted a joint motion to stay Blue Calypso’s patent infringement case until the PTAB's review of Blue Calypso’s asserted patents is complete.

    At this stage, we do not have an estimate of the likelihood or the amount of any potential exposure to us. We believe that there is no merit to this suit and continue to vigorously defend ourselves against Blue Calypso's allegations.

ITEM 4 – MINE SAFETY DISCLOSURES

None

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

Fiscal year ended December 31, 2012	High	Low
First quarter	$34.00	$16.80
Second quarter	$25.80	$3.20
Third quarter	$3.60	$0.81
Fourth quarter	$0.82	$0.14

Fiscal year ended December 31, 2013	High	Low
First quarter	$0.46	$0.16
Second quarter	$0.35	$0.16
Third quarter	$0.40	$0.25
Fourth quarter	$0.43	$0.26

Fiscal year ending December 31, 2014	High	Low
First quarter (through March 21, 2014)	$0.68	$0.30

Holders

As of March 21, 2014, we had approximately 197 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled "Equity Compensation Plan Information" under Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

On February 21, 2014, we completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 34,285,728 shares of our common stock, at a purchase price of $0.35 per share, to a number of institutional and other accredited investors, for gross proceeds of $12,000,000. The lead investor in the private placement was Special Situations Funds. As part of the private placement, the investors received warrants to purchase up to 17,142,864 shares of our common stock at an exercise price of $0.35 per share and warrants to purchase up to another 17,142,864 shares of our common stock at an exercise price of $0.50 per share. The warrants will expire on February 21, 2019, five years after the date on which they were issued.

The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us to focus on revenue growth through the acceleration of our sales and client relations activities and marketing initiatives, establishment of strategic partnerships and continuation of technology and engineering enhancements to our platforms, as well as to fund our working capital and capital expenditure requirements. At the closing of the private placement, we paid Craig-Hallum Capital Partners LLC, the exclusive placement agent for the private placement, cash compensation of $814,850 and two five-year warrants - one warrant to purchase up to 750,511 shares of our common stock at an exercise price of $0.35 per share and another warrant to purchase up to 750,511 shares of our common stock at an exercise price of $0.50 per share.
We have agreed, pursuant to the terms of a registration rights agreement with the investors, to (i) file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within the sooner of 60 days after the closing date or 10 business days after we file our annual report on Form 10-K for the year ended December 31, 2013; (ii) use our commercially reasonable best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction. If we are unable to comply with any of the above covenants, we will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price per month until such non-compliance is cured, with such liquidated damages payable in cash. If and to the extent the SEC imposes a registration cut-back on some or all of the shares to be included in the registration statement pursuant to Rule 415, no liquidated damages will apply to the cut-back shares until they can be registered.
Other Restricted Share Issuances

On January 3, 2013, we issued 60,000 shares of restricted stock valued at $15,900 pursuant to a twelve-month compensation arrangement with Mitchel J. Laskey for his service as a director and Chairman of our Board of Directors.

On January 3, 2013, we issued 20,000 shares of restricted stock valued at $4,820 in order to pay for a small asset purchase.

Effective January 3, 2013, we entered into a twelve-month agreement to pay $4,000 per month beginning January 2013 to a firm which would provide investor relations services. In accordance with the agreement, we issued 100,000 shares of restricted common stock valued at $26,500 on January 15, 2013 and agreed to issue an additional 100,000 restricted shares on or before July 15, 2013. This agreement was mutually terminated on May 1, 2013 for no further cash consideration with our company agreeing to issue the final installment of 100,000 shares of restricted common stock valued at $25,000 upon the termination of the agreement.

In February 2013, we redeemed a warrant to purchase an aggregate of 4,546 shares of common stock for the same number of shares from a warrant holder without the company receiving any further cash consideration.

On May 16, 2013, we issued 30,000 shares of restricted common stock valued at $6,000 to settle an outstanding balance with a vendor.

On September 30, 2013, we entered into an agreement pursuant to which we issued 823,090 shares of restricted common stock, at an effective price of $0.35 per share, to settle a $288,081 balance owed for legal services. Under the terms of the agreement, we agreed to register these shares upon filing of our next registration statement. Due to the large number of securities for which we requested registration, we were only able to register 411,545 of these shares. We filed a registration statement with the SEC on Form S-1 on October 16, 2013. This registration statement was declared effective by the SEC on November 8, 2013.

Effective October 1, 2013, we entered into a six-month agreement to pay $5,000 per month to a firm which would provide investor relations services. In accordance with the agreement, we also issued 50,000 shares of restricted common stock valued at $19,000 on October 1, 2013.

We issued 85,661 shares of restricted common stock valued at $25,000 to each Brian W. Brady and Dan R. Rua for their service as directors of our company during the year ended December 31, 2013.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

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

Results of Operations for the Twelve Months Ended December 31, 2013 Compared to the Twelve Months Ended December 31, 2012

	Twelve Months Ended
	December 31, 2013	December 31, 2012	$ Change	% Change
Revenue	$6,626,943	$4,954,239	$1,672,704	33.8%
Cost of sales	2,698,364	2,150,379	547,985	25.5%
Gross profit	3,928,579	2,803,860	1,124,719	40.1%
Operating expenses:
General and administrative	6,460,800	6,287,774	173,026	2.8%
Sales and marketing	380,835	981,542	(600,707)	(61.2)%
Total operating expenses	6,841,635	7,269,316	(427,681)	(5.9)%
Loss from operations	(2,913,056)	(4,465,456)	1,552,400	34.8%
Other income (expense):
Interest expense	(63,404)	(115,799)	52,395	(45.2)%
Loss on exchange of warrants and debt	(94,214)	(802,123)	707,909	(88.3)%
Change in fair value of derivatives and notes payable carried at fair value, net	(251,847)	711,379	(963,226)	(135.4)%
Other income (expense), net	529	(639)	1,168	(182.8)%
Total other income (expense)	(408,936)	(207,182)	(201,754)	(97.4)%
Net loss	$(3,321,992)	$(4,672,638)	$1,350,646	28.9%

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

Revenues for the twelve months ended December 31, 2013 increased by $1,672,704, or 33.8%, compared to the same period in 2012. The increase was attributable to a $1,435,000 increase in our Sponsored Revenue, a $37,000 increase from Media Revenue and a $201,000 increase in Service Fee Revenue. In the twelve months ended December 31, 2013, Sponsored Revenue was 87%, Media Revenue was 5% and Service Fee Revenue was 8% of total revenue compared to Sponsored Revenue of 87%, Media Revenue of 7% and Service Fee Revenue of 6% of total revenue in the twelve months ended December 31, 2012. The increase in Sponsored Revenue was primarily attributable to our concentrated sales efforts toward larger IZEA managed campaigns and generating repeat business from existing customers. Media revenue increased primarily due to coupling of media sales with larger sponsorship campaigns. Service fees increased in the twelve months ended December 31, 2013 due to additional fees received from inactive self-service advertisers.

Our net bookings of $7.3 million for the twelve months ended December 31, 2013 were approximately 60% higher than the net bookings of $4.6 million for the twelve months ended December 31, 2012. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the twelve months ended December 31, 2013 increased by $547,985, or 25.5%, compared to the same period in 2012.   Cost of sales increased as a direct result of the decrease in our Sponsored Revenue and the direct creator costs to generate such revenue.

Gross profit for the twelve months ended December 31, 2013 increased by $1,124,719, or 40.1%, compared to the same period in 2012.  Additionally, our gross margin increased by two percentage points from 57% for the twelve months ended December 31, 2012 to 59% for the same period in 2013. The gross margin increase is primarily attributable to an increase in larger advertisers using our managed campaign services during the twelve months ended December 31, 2013 as compared to smaller and more self-service campaigns in 2012.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the twelve months ended December 31, 2013 decreased by $427,681, or 5.9%, compared to the same period in 2012. The decrease was primarily attributable to lower payroll, travel and rent expenses along with decreases in promotional marketing expenses.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the twelve months ended December 31, 2013 increased by $173,026 or 2.8%, compared to the same period in 2012. The increase was primarily attributable to an increase in non-cash stock compensation expense of approximately $544,000, professional fees for legal and accounting services of $83,000 and public company related costs of $99,000 offset by a $185,000 decrease in rent and office related expense with the reduction of outside office locations in mid-2012 and the move of our corporate headquarters in December 2012, and a $364,000 decrease in payroll, personnel and related benefit expenses due to capitalized software development costs. During the twelve months ended December 31, 2013, we capitalized $362,346 in payroll and benefit costs to software development costs. During 2013 and the first quarter of 2014, we developed a new platform called the IZEA Exchange (IZEAx). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We have filed a patent application covering important features of this platform which is currently pending approval.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the twelve months ended December 31, 2013 decreased by $600,707 or 61.2%, compared to the same period in 2012.   The decrease was primarily attributable to lower promotional expenses related to the launch of new platforms and no expenses incurred for our WeRewards program that we discontinued in November 2012. During May and July 2012, we entered into seven agreements to issue a total of 135,548 shares of restricted common stock for celebrity endorsements of our platforms, primarily related to the launch of our new Staree platform. In the majority of the agreements, the restricted stock vested 25% immediately upon the signing of the agreements and then vests 6.25% per month over the following 12 months. In addition to the shares, we made cash payments of $100,000. We recorded a total of $45,277 in marketing expense for the value of cash payments earned and the restricted awards vested during the twelve months ended December 31, 2013 compared to a total of $382,185 in the twelve months ended December 31, 2012.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the twelve months ended December 31, 2013 decreased by $52,395 compared to the same period in 2012 primarily due to lower debt balances as a result of the conversion of our $550,000 senior secured promissory note from October 2012 through February 2013 and the conversion of all of our other outstanding debt by August 15, 2013. The carrying value and the direct finance costs on the notes are subject to amortization, through charges to interest expense, over their terms to maturity using the effective interest method.

During the twelve months ended December 31, 2013, we recognized a $94,214 loss on exchange when we exchanged our $75,000 notes payable for equity in 2013 and redeemed certain warrants to purchase an aggregate of 5,001 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange. During the twelve months ended December 31, 2012, we recognized a $802,123 loss on exchange when we redeemed certain warrants to purchase an aggregate of 135,782 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

We entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $514,704 and $779,083, resulting from the decrease in the fair value of certain warrants during the twelve months ended December 31, 2013 and 2012, respectively. Additionally, we recorded expense resulting from the increase in the fair value of the compound embedded derivatives during the twelve months ended December 31, 2013 and 2012 in the amount of $644 and $67,704, respectively, and expense resulting from the increase in fair value of certain notes payable of $765,907 during the twelve months ended December 31, 2013. The net effect of these changes in fair values resulted in expense of $251,847 and income of $711,379 during the twelve months ended December 31, 2013 and 2012, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the twelve months ended December 31, 2013 was $3,321,992 which decreased from the net loss of $4,672,638 for the same period in 2012.  We were able to reduce the overall net loss through our 5.9% reduction in operating costs and 40.1% increase in gross profit as discussed above.

Liquidity and Capital Resources

Our cash position was $530,052 as of December 31, 2013 as compared to $657,946 as of December 31, 2012, an increase of $127,894 as a result of proceeds from a private placement we completed in September 2013.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $3,321,992 and $4,672,638 for the twelve months ended December 31, 2013 and 2012, respectively, and had an accumulated deficit of $26,125,414 as of December 31, 2013.

Cash used for operating activities was $2,936,981 during the twelve months ended December 31, 2013 and was primarily a result of our net loss during the period of $3,321,992.  Cash provided by financing activities was $3,226,545 during the twelve months ended December 31, 2013 and was primarily a result of proceeds of $1,270,000 in unsecured loans from Brian W. Brady, our director, and $193,890 received from the issuance of a secured credit facility agreement with Bridge Bank, N.A., along with proceeds, net of expenses, of $2,004,111 from the sale of our common stock, as further discussed below. Financing activities were reduced by principal payments of $217,364 on our credit facility and capital leases.

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

Effective January 3, 2013, we entered into an agreement to pay $4,000 per month for twelve months beginning January 2013 to a firm which would provide investor relations services. In accordance with the agreement, we issued 100,000 shares of restricted common stock on January 15, 2013 and agreed to issue an additional 100,000 restricted shares on or before July 15, 2013. This agreement was mutually terminated on May 1, 2013 for no further cash consideration with our company agreeing to issue the final installment of 100,000 shares of restricted common stock upon the termination of the agreement.

On March 1, 2013, we entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement requires us to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then we will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). We incurred $31,301 in costs related to this loan acquisition. These costs have been capitalized in our consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year. As of December 31, 2013, there was no outstanding balance under this agreement.

On May 16, 2013, we issued 30,000 shares of restricted common stock valued at $6,000 to settle an outstanding balance with a vendor.

On April 11, 2013 and May 22, 2013, we entered into unsecured loan agreements with Brian W. Brady, a director of our company. Pursuant to these agreements, we received short-term loans totaling $750,000 due on May 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. On May 31, 2013, we signed an extension and conversion agreement that extended the maturity date to August 31, 2013. Additionally, we agreed to allow these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement expected to occur in the third quarter of 2013 on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, we issued Mr. Brady a warrant to purchase 1,000,000 shares of our common stock at $0.25 per share for a period of five years. We also agreed that upon the first closing of our next private placement, we would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of our common stock at $0.25 per share for a period of five years and 1,687,500 shares of restricted stock for future issuance upon the earlier of two years from the first closing or completion of a transaction resulting in a change of control of our company.

On June 7, June 14, July 25, and August 12, 2013, we entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, we received short-term loans totaling $520,000 maturing on August 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. The note issuances and the modification were approved by the disinterested members of our Board of Directors.

On August 15, 2013, Mr. Brady converted the $1,270,000 in total principal described above, plus $19,252 of accrued interest, 5,157,008 shares of common stock on the same terms and conditions as were applicable to the other investors our 2013 Private Placement.

On May 4, 2012, we issued a 30-day promissory note to two of our existing shareholders in the principal amount of $75,000 incurring $6,000 in expenses for legal fees which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012. The note bore interest at a rate of 8% per annum. We were not able to pay the balance owed upon the maturity on December 4, 2012. Therefore, the conversion feature expired and the note was in default bearing interest at the default rate of 18% per annum. On August 15, 2013, the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest into 349,464 shares of common stock and a like number of warrants on the same terms and conditions as other investors in our 2013 Private Placement.

From August 15, 2013 through September 23, 2013, we raised $2,182,500 in cash through the sale of 8,730,000 shares of our common stock at a price of $0.25 per share in our 2013 Private Placement. Additionally, as discussed above, we converted notes payable and accrued interest thereon totaling $1,376,618 into 5,506,472 shares of our common stock at an effective price of $0.25 per share. We also issued fully-exercisable, five-year warrants to purchase 7,118,236 shares of our common stock at an exercise price of $0.25 per share and fully-exercisable, five-year warrants to purchase 7,118,236 shares of our common stock at an exercise price of $0.50 per share. Pursuant to the terms of the Securities Purchase Agreements issued in the 2013 Private Placement, we filed a registration statement with the SEC for purposes of registering the resale of these shares of common stock and the shares underlying the warrants on Form S-1 on October 16, 2013. This registration statement was declared effective by the SEC on November 8, 2013. The net proceeds received from the 2013 Private Placement are being used for general working capital purposes.

On September 30, 2013, we converted $288,081 in accounts payable owed for legal services into 823,090 shares of our common stock at an effective price of $0.35 per share. Under the terms of the agreement, we agreed to register these shares upon filing of our next registration statement.

On February 21, 2014, we completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 34,285,728 shares of our common stock, at a purchase price of $0.35 per share for gross proceeds of $12,000,000 (the "2014 Private Placement"). As part of the private placement, the investors received warrants to purchase up to 17,142,864 shares of our common stock at an exercise price of $0.35 per share and warrants to purchase up to another 17,142,864 shares of our common stock at an exercise price of $0.50 per share. The warrants will expire on February 21, 2019, five years after the date on which they were issued. The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us to focus on revenue growth through the acceleration of our sales and client relations activities and marketing initiatives, establishment of strategic partnerships and continuation of technology and engineering enhancements to our platforms, as well as to fund our working capital and capital expenditure requirements.

The effect of the above transactions has provided us with a positive working capital balance and enough cash reserves for the foreseeable future.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of December 31, 2013. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2013 and 2012.

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

The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2012 and through December 31, 2013:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2012	2,751	$12.50	5 years	54.85%	0.82%	$3.36
June 30, 2012	347,667	$5.18	5 years	54.93%	0.76%	$2.26
September 30, 2012	26,625	$2.20	5 years	54.46%	0.65%	$1.03
December 31, 2012	1,250	$0.39	5 years	52.75%	0.65%	$0.18
March 31, 2013	2,170,834	$0.25	10 years	52.72%	1.91%	$0.16
June 30, 2013	975,250	$0.25	6 years	51.84%	0.91%	$0.12
September 30, 2013	4,493,978	$0.35	10 years	51.72%	2.74%	$0.24
December 31, 2013	980,000	$0.34	5 years	47.55%	1.37%	$0.14

There were 7,750,478 options outstanding as of December 31, 2013 with a weighted average exercise price of $0.51 per share.  There is no aggregate intrinsic value on the exercisable, outstanding options as of December 31, 2013 since the weighted average exercise price per share exceeded the market price of $0.30 of our common stock on such date.

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

Not applicable for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IZEA, Inc.

We have audited the accompanying consolidated balance sheets of IZEA, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IZEA, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
March 25, 2014

IZEA, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

Assets
Current:
Cash and cash equivalents	$530,052	$657,946
Accounts receivable	1,659,802	426,818
Prepaid expenses	109,960	162,565
Deferred finance costs, net of accumulated amortization of $53,884 and $25,923	5,217	1,877
Other current assets	78,269	11,627
Total current assets	2,383,300	1,260,833

Property and equipment, net	156,482	113,757
Intangible assets, net of accumulated amortization of $77,276 and $59,276	—	18,000
Software development costs	362,346	—
Security deposits	46,574	9,048
Total assets	$2,948,702	$1,401,638

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$817,057	$1,163,307
Accrued expenses	365,454	187,868
Unearned revenue	1,292,228	1,140,140
Compound embedded derivative	—	11,817
Current portion of capital lease obligations	43,852	17,638
Current portion of convertible notes payable	—	75,000
Total current liabilities	2,518,591	2,595,770

Capital lease obligations, less current portion	34,013	10,212
Convertible notes payable, less current portion	—	106,355
Deferred rent	14,179	—
Warrant liability	1,832,945	2,750
Total liabilities	4,399,728	2,715,087

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; zero and 5 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 22,560,653 and 6,186,997 issued and outstanding	2,256	619
Additional paid-in capital	24,672,132	21,489,354
Accumulated deficit	(26,125,414)	(22,803,422)
Total stockholders’ deficit	(1,451,026)	(1,313,449)

Total liabilities and stockholders’ deficit	$2,948,702	$1,401,638

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2013	2012

Revenue	$6,626,943	$4,954,239
Cost of sales	2,698,364	2,150,379
Gross profit	3,928,579	2,803,860

Operating expenses:
General and administrative	6,460,800	6,287,774
Sales and marketing	380,835	981,542
Total operating expenses	6,841,635	7,269,316

Loss from operations	(2,913,056)	(4,465,456)

Other income (expense):
Interest expense	(63,404)	(115,799)
Loss on exchange of warrants and debt	(94,214)	(802,123)
Change in fair value of derivatives and notes payable carried at fair value, net	(251,847)	711,379
Other income (expense), net	529	(639)
Total other income (expense)	(408,936)	(207,182)

Net loss	$(3,321,992)	$(4,672,638)

Weighted average common shares outstanding – basic and diluted	12,400,366	4,736,073

Loss per common share – basic and diluted	$(0.27)	$(0.99)

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2011	230	$—	966,227	$97	$16,279,252	$(18,130,784)	$(1,851,435)
Sale of common stock, net of offering costs	—	—	2,636,336	263	2,997,967	—	2,998,230
Conversion of preferred stock	(225)	—	170,455	17	(17)	—	—
Conversion of notes payable into common stock	—	—	2,069,439	207	521,306	—	521,513
Exchange of warrants for common stock	—	—	135,782	13	821,933	—	821,946
Exercise of stock options	—	—	551	1	1,098	—	1,099
Stock issued for payment of services	—	—	207,942	21	686,205	—	686,226
Stock-based compensation	—	—	—	—	181,610	—	181,610
Rounding shares	—	—	265	—	—	—	—
Net loss	—	—	—	—	—	(4,672,638)	(4,672,638)
Balance, December 31, 2012	5	$—	6,186,997	$619	$21,489,354	$(22,803,422)	$(1,313,449)
Sale of common stock and conversion of notes payable, net of offering costs	—	—	14,236,472	1,424	1,882,786	—	1,884,210
Conversion of preferred stock	(5)	—	3,788	—	—	—	—
Conversion of notes payable into common stock	—	—	773,983	77	124,534	—	124,611
Exchange of warrants for common stock	—	—	5,001	1	731	—	732
Fair value of warrants issued	—	—	—	—	7,209	—	7,209
Stock issued for payment of services	—	—	1,354,412	135	442,264	—	442,399
Stock-based compensation	—	—	—	—	725,254	—	725,254
Net loss	—	—	—	—	—	(3,321,992)	(3,321,992)
Balance, December 31, 2013	—	$—	22,560,653	$2,256	$24,672,132	$(26,125,414)	$(1,451,026)

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,321,992)	$(4,672,638)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	51,229	49,980
Amortization of intangible assets	45,961	67,765
Impairment of intangible assets	—	48,249
Gain on disposal of equipment	(2,879)	—
Stock-based compensation	725,254	181,610
Stock issued for payment of services	443,588	675,538
Loss on exchange of warrants and debt	94,214	802,123
Change in fair value of derivatives and notes payable carried at fair value, net	251,847	(711,379)
Bad debt expense	26,389	17,623
Cash provided by (used for):
Accounts receivable	(1,259,373)	246,134
Prepaid expenses and other current assets	(15,226)	41,129
Accounts payable	(346,250)	83,292
Accrued expenses	203,990	38,911
Unearned revenue	152,088	7,346
Deferred rent	14,179	(10,830)
Net cash used for operating activities	(2,936,981)	(3,135,147)

Cash flows from investing activities:
Purchase of equipment	(17,586)	(11,303)
Increase in software development costs	(362,346)	—
Security deposits	(37,526)	11,990
Net cash provided by (used for) investing activities	(417,458)	687

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	1,439,798	543,700
Proceeds from issuance of common stock and warrants, net	2,004,111	3,047,400
Proceeds from exercise of stock options	—	1,099
Payments on notes payable and capital leases	(217,364)	(25,070)
Net cash provided by financing activities	3,226,545	3,567,129

Net increase (decrease) in cash and cash equivalents	(127,894)	432,669
Cash and cash equivalents, beginning of year	657,946	225,277

Cash and cash equivalents, end of period	$530,052	$657,946

Supplemental cash flow information:
Cash paid during period for interest	$13,045	$10,389

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory notes	$—	$27,776
Fair value of common stock issued for future services	$—	$10,688
Fair value of warrants issued	$2,352,108	$49,170
Conversion of notes payable into common stock	$1,501,229	$521,513
Acquisition of assets through capital lease	$73,489	$—
See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of December 31, 2013 and December 31, 2012. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2013 and 2012.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At December 31, 2013, two customers accounted for 23% of total accounts receivable in the aggregate, each of which accounted for more than 10% of the Company’s accounts receivable. At December 31, 2012, the Company had two customers which accounted for 46% of total accounts receivable in the aggregate.

IZEA, Inc.
Notes to the Consolidated Financial Statements

The Company had one customer that accounted for 12% of its revenue during the twelve months ended December 31, 2013. The Company had no customers that accounted for more than 10% of its revenue during the twelve months ended December 31, 2012.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	5 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is recognized in net income or loss.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. After analyzing expected future cash flows from a customer list it acquired in 2011, the Company determined that the fair value of this asset exceeded its carrying value as of December 31, 2012 and recorded a $48,249 impairment on the value of its customer lists in general and administrative expenses in the accompanying consolidated statements of operations. Additionally, the Company estimated that its future cash flows from these customers would be minimal after one more year and therefore, determined that the remaining fair value of the asset should be amortized equally over the remaining estimated useful life of one year.

Software Costs
The Company is in the process of developing a new platform called the IZEA Exchange (IZEAx). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company determined that on April 15, 2013, the project became technologically feasible and the development phase began. The Company capitalized $362,346 in payroll and benefit costs to software development costs in the consolidated balance sheet during the twelve months ended December 31, 2013. We released this platform to the public on March 10, 2014.

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser for the use of the Company's network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's online platform and their request was completed and content listed, as applicable, by the Company's creators for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Advertisers may prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via check, wire transfer or credit card. Deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when the Company's creators place targeted display advertising in blogs. Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or creator.   All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund

IZEA, Inc.
Notes to the Consolidated Financial Statements

or adjustment) and determinable, and (iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the twelve months ended December 31, 2013 and 2012 were approximately $67,000 and $332,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent
The Company’s operating lease for its office facilities contains predetermined fixed increases of the base rental rate during the lease term which was recognized as rental expense on a straight-line basis over the lease term which ends in April 2019, but is renewable for one additional year until April 2020. The Company records the difference between the amounts charged to operations and amounts payable under the lease as deferred rent in the accompanying consolidated balance sheets.

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

Convertible Preferred Stock
The Company accounts for its convertible preferred stock under the provisions of Accounting Standards Codification ("ASC") on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The ASC requires an issuer to classify a financial instrument that is within the scope of the ASC as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. The Series A Convertible Preferred Stock of the Company issued in May 2011 did not have a redemption feature and all of these shares had been converted into common stock as of December 31, 2013.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability as of December 31, 2013 (see Note 5). Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair value measurement. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 7) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement.  Prior to April 1, 2012, due to limited trading history and volume, the Company estimated the fair value of its common stock using recent independent valuations or the value paid in equity financing transactions. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2013 and 2012:

IZEA, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2013	December 31, 2012
Expected term	9 years	5 years
Weighted average volatility	51.51%	54.89%
Weighted average risk free interest rate	2.17%	0.75%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Current average expected forfeiture rates were 3.72% and 50.21% during the twelve months ended December 31, 2013 and 2012.

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

Reclassifications
Certain items have been reclassified in the 2012 financial statements to conform to the 2013 presentation.

NOTE 2.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012
Furniture and fixtures	$153,521	$153,521
Office equipment	34,518	23,400
Computer equipment	169,814	110,568
Leasehold improvements	3,699	—
Total	361,552	287,489
Less accumulated depreciation and amortization	(205,070)	(173,732)
Property and equipment, net	$156,482	$113,757

Computer equipment includes items under capital leases totaling $119,681 and $87,840 as of December 31, 2013 and 2012, respectively. Accumulated amortization relating to equipment under capital leases totaled $42,549 and $55,008 as of December 31, 2013 and 2012, respectively. Depreciation and amortization expense on property and equipment recorded in general and administrative expense in the accompanying consolidated statements of operations was $51,229 and $49,980 for the twelve months ended December 31, 2013 and 2012, respectively.

NOTE 3.     INTANGIBLE ASSETS

Loan Acquisition Costs
In conjunction with the issuance of notes payable (see Note 4), the Company incurred $31,301 and $27,800 in legal fees during the twelve months ended December 31, 2013 and 2012, respectively. These costs were capitalized as loan acquisition costs and are being amortized over the term of the debt using the effective interest method. Amortization of loan costs included in interest expense in the accompanying consolidated statements of operations was $27,961 and $25,923 in the twelve months ended December 31, 2013 and 2012, respectively. The remaining value of loan costs as of December 31, 2013 is $5,217 related to the Bridge Bank Credit Agreement, and is expected to be amortized in full during fiscal 2014.

Customer List Acquisition
In July 2011, the Company acquired a network of customers that included approximately 12,000 advertisers and 20,000 Twitter creators in 143 countries from Magpie & Friends Ltd., a private limited company organized under the laws in England and Wales. The Company recorded total costs of $125,525 for the purchase of these customers including the issuance of warrants to acquire 250 shares of common stock valued at $1,760. In December 2012, after analyzing expected future cash flows the customer list it acquired in 2011, the Company determined that the fair value of this asset exceeded its carrying value as of December 31, 2012 and recorded a $48,249 impairment on the value of the customer lists in general and administrative expenses in the accompanying consolidated statements of operations. Additionally, the Company estimated that its future cash flows from these customers would be minimal after one more year and, therefore, determined that the remaining fair value of $18,000 should be amortized equally over the remaining estimated useful life of one year. Amortization of asset costs included in general and administrative expense in the accompanying consolidated statements of operations was $18,000 and $41,842 for the twelve months ended December 31, 2013 and 2012, respectively.

Net intangible assets consists of the following:

	December 31, 2013	December 31, 2012
Loan acquisition costs	$59,101	$27,800
Customer lists	125,525	125,525
Less impairment on customer lists	(48,249)	(48,249)
Total	136,377	105,076
Less accumulated amortization	(131,160)	(85,199)
Intangible assets, net	$5,217	$19,877

NOTE 4.      NOTES PAYABLE

Convertible Notes Payable
$550,000 Note Payable:
On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 less an original issuance discount (OID) of $50,000, plus $3,500 in lender fees to two of its existing shareholders.  In connection with the note, the Company also incurred expenses of $21,800 for legal and other fees. Accordingly, net cash proceeds from the note amounted to $474,700. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of the Company's common stock, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like, without limitation on the number of shares that could potentially be issued. Upon initial recording of the note, the Company determined that the embedded conversion option (ECO) required bifurcation from the host instrument and classification as a liability at fair value. The initial fair value of the ECO of $12,151 was subsequently remeasured at fair value each reporting period (see Note 5). The allocation of proceeds from the note resulted in an initial carrying value of the principal of $484,349, consisting of the $550,000 face value of the note less the $50,000 OID, $3,500 in lender fees, and $12,151 allocated to the ECO, or a total discount of $65,651. The discount is subject to amortization, through charges to interest expense, over the term to maturity or conversion using the effective interest method. Approximately

IZEA, Inc.
Notes to the Consolidated Financial Statements

$5,800 and $59,900 of the discount was amortized as interest expense for the twelve months ended December 31, 2013 and 2012, respectively.

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

$75,000 Notes Payable:
On May 4, 2012, the Company issued an unsecured 30-day promissory note to two of its existing shareholders in the principal amount of $75,000, incurring $6,000 in expenses for legal fees, which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. Upon initial recording of the note, the Company determined that the embedded conversion option (ECO) required bifurcation from the host instrument and classification as a liability at fair value. The initial fair value of the ECO of $15,625 was subsequently remeasured at fair value each reporting period.The note bore interest at a rate of 8% per annum. The noteholders did not elect to convert this note and the Company was not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note was in default bearing interest at the default rate of 18% per annum. On August 15, 2013, the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest into 349,464 shares of common stock and like number of warrants on the same terms and conditions as other investors in our 2013 Private Placement discussed in Note 7. The Company recorded a $93,482 loss on the exchange of the promissory note for shares in the Company's consolidated statements of operations during the twelve months ended December 31, 2013.

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement requires the Company to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then the Company will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). As of December 31, 2013, the Company had no advances outstanding under this agreement. The Company incurred $31,301 in costs related to this loan acquisition including the fair value of warrants issued of $7,209. These costs have been capitalized in the Company's consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year. The Company amortized approximately $26,000 of these costs through interest expense during the twelve months ended December 31, 2013.

Brian Brady Promissory Notes
On April 11, 2013 and May 22, 2013, the Company entered into unsecured loan agreements with Brian W. Brady, a Director of the Company. Pursuant to these agreements, the Company received short-term loans totaling $750,000 due on May 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. On May 31, 2013, the Company signed an extension and conversion agreement that extended the maturity date to August 31, 2013. Additionally, the parties agreed to allow these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of five years. The Company also agreed that upon the first closing of its next private placement it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share for a period of five years and 1,687,500 restricted stock to be issued upon the earlier of two years after the closing or completion of a transaction resulting in a change of control of the Company. The Company accounted for the extension and conversion agreement associated with these loans as a substantial modification on May 31, 2013 (see Note 5 under Convertible Notes-Carried at Fair Value).

IZEA, Inc.
Notes to the Consolidated Financial Statements

On June 7, June 14, July 25, and August 12, 2013, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $520,000 maturing on August 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year.

On August 15, 2013, Mr. Brady converted the $1,270,000 in total principal described above, plus $19,252 of accrued interest, into 5,157,008 shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement discussed in Note 7.

During the twelve months ended December 31, 2013 and 2012, interest expense on all the notes amounted to $22,397 and $79,488, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the twelve months ended December 31, 2013 and 2012, interest expense related to the amortization of finance costs amounted to $27,962 and $25,923, respectively.

NOTE 5.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into financing transactions that gave rise to derivative liabilities, which are accounted for at fair value, in the Company's financial statements. Changes in the fair value of derivative financial instruments are required to be recognized in other income (expense) in the period of change, and are reflected in the Company's consolidated statements of operations as "loss on exchange of warrants and debt" or as "change in fair value of derivatives and notes payable carried at fair value, net."

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

2013 Activity:
In February 2013, pursuant to a private transaction with a warrant holder, the Company redeemed a warrant to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemption was treated as an exchange wherein the difference between the fair value of the newly issued common stock and the carrying value of the warrant received in the exchange was recognized as a loss on exchange of warrants in the amount of $732 during the twelve months ended December 31, 2013.

From August 15, 2013 through September 23, 2013, the Company issued warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements signed in its 2013 Private Placement (Note 7). The Company determined that these warrants require classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The Company filed a registration statement on Form S-1 on October 16, 2013 and it was declared effective by the SEC on November 8, 2013. The Company determined the fair value of these warrants on their issuance date to be $2,344,899.

During the twelve months ended December 31, 2013 and 2012, the Company recorded income of $514,704 and $779,083, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the twelve months ended December 31, 2013 and 2012:

IZEA, Inc.
Notes to the Consolidated Financial Statements

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2011	154,132	$752,486
Issuance of warrants to underwriters - September 11, 2012	110,000	49,170
Exchange of warrants for common stock	(135,782)	(19,823)
Change in fair value of derivatives	—	(779,083)
Balance, December 31, 2012	128,350	$2,750
Issuance of warrants to investors in 2013 Private Placement	14,236,472	2,344,899
Exchange of warrants for common stock	(4,546)	—
Change in fair value of derivatives	—	(514,704)
Balance, December 31, 2013	14,360,276	$1,832,945

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2012, May 31, 2013, August 15, 2013 - September 23, 2013 and December 31, 2013 are as follows:

Binomial Assumptions	December 31, 2012	May 31, 2013	August 15, 2013 - September 23, 2013	December 31, 2013
Fair market value of asset (1)	$0.22	$0.20	$0.28-$0.37	$0.30
Exercise price	$1.25	$0.25-$0.50	$0.25-$0.50	$0.25-$1.25
Term (2)	4.7 years	5.0 years	5.0 years	3.7 years - 4.7 years
Implied expected life (3)	4.6 years	5.0 years	5.0 years	3.7 years - 4.7 years
Volatility range of inputs (4)	45.82%--84.21%	50.14%--83.49%	48.46%--81.72%	40.63%--78.73%
Equivalent volatility (3)	60.20%	59.15%	56.57%--57.55%	55%--56%
Risk-free interest rate range of inputs (5)	0.11%--0.72%	1.07%--1.05%	0.04%--1.72%	0.38%--1.75%
Equivalent risk-free interest rate (3)	0.32%	0.43%	0.56%--0.69%	0.78%--1.75%
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

Convertible Notes-Carried At Fair Value
$750,000 Notes Payable:
In conjunction with the loan extension and conversion agreement with Brian W. Brady discussed in Note 4, since the modification added a substantial conversion feature, the debt instruments were considered “substantially” different after the modification and extinguishment accounting was applicable. As a result, the fair value of the additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share and the additional 1,687,500 shares of restricted stock were considered in the determination of the amount of loss on debt extinguishment. However, since Mr. Brady is a board member and significant shareholder, the transaction is considered to be with a related party and thus, the extinguishment is in essence a capital transaction. As such, the difference between the carrying amount of the original notes of $755,227 and the fair value of the modified notes as well as the fair value of the 1,000,000 warrants issued on May 31, 2013 and the 3,187,500 warrants and 1,687,500 restricted stock shares to be issued in the future of $1,526,202, or $770,975, was included in additional paid-in capital as of December 31, 2013

IZEA, Inc.
Notes to the Consolidated Financial Statements

as the transaction was deemed capital in nature. The common stock equivalent value was based on the calculated indexed shares, the fair value of the common stock on the valuation date, and the fair value of the warrants using a binomial lattice model.

On August 15, 2013, Mr. Brady converted the $750,000 principal into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement. The $750,000 convertible notes payable had a fair value of $820,202 on May 31, 2013 (the modification date) and $1,586,109 on August 15, 2013 (the conversion date). This resulted in an expense of $765,907 during the twelve months ended December 31, 2013 and was recognized as "Change in fair value of derivatives and notes payable carried at fair value, net" on the accompanying consolidated statement of operations.

Since the Company was currently negotiating a future financing at the time of modification and management believed there was a high probability that the future financing would occur, the common stock equivalent value of the notes was based on the negotiated terms of the future financing.

The newly-issued warrant, indexed to 1,000,000 shares of common stock, met the conditions for equity classification and the fair value of $88,000 was recorded in the Company's consolidated balance sheet as additional paid-in capital during the three months ended June 30, 2013. The value of the additional warrant and the restricted stock to be issued upon the occurrence of the future financing were also recorded in additional paid-in capital. The additional warrant was valued at $280,500, using a binomial lattice option valuation technique and the restricted stock was valued at $337,500 based on the Company's current market prices.

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

The following table summarizes the Company's activity and fair value calculations of its derivative notes payable for the twelve months ended December 31, 2013 and 2012:

	Linked Common Shares to Convertible Notes Payable	Bifurcated Compound Embedded Derivatives	Convertible Notes Payable, Carried at Fair Value
Balance, December 31, 2011	—	$—	$—
Issuance of $550,000 promissory note with compound embedded derivative - February 3, 2012	23,416	$12,151	$—
Issuance of $75,000 promissory note with compound embedded derivative - June 6, 2012	26,042	$15,625	$—
Conversion of notes into common stock	(2,069,439)	$(83,663)	$—
Change in fair value of derivatives	2,557,127	$67,704	$—
Balance, December 31, 2012	537,146	$11,817	$—
Issuance of $750,000 promissory note with compound embedded derivative - May 31, 2013	6,042,000	—	820,202
Conversion of notes into common stock	(6,903,872)	(12,461)	(1,586,109)
Change in fair value of derivatives	324,726	644	765,907
Balance, December 31, 2013	—	$—	$—

IZEA, Inc.
Notes to the Consolidated Financial Statements

The common stock was valued at the trading market price on the date of the valuation. The warrants were valued using a Binomial model using inputs as detailed above under the Binomial Assumptions table.

$520,000 Notes Payable:
As discussed in Note 4, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $520,000 maturing on August 31, 2013. Although the notes did not contain a conversion feature, the Company permitted Mr. Brady to convert the $520,000 principal into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement. The difference between the carrying amount of the original notes and accrued interest of $523,016 was compared to the $1,082,642 fair value of the 2,092,064 shares of common stock and 2,092,064 warrants received on August 15, 2013 and since the transaction is considered to be with a related party, the difference of $559,626 was treated as a capital transaction and is included in additional paid-in capital as of December 31, 2013. The common stock equivalent value was based on the calculated indexed shares, the fair value of the common stock on the valuation date, and the fair value of the warrants using a binomial lattice model.

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

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013 is as follows:

Convertible Notes Payable, Carried at Fair Value
Balance, December 31, 2012	$—
Issuance of $750,000 promissory note with compound embedded derivative - May 31, 2013	820,202
Total loss included in earnings	765,907
Balance upon conversion, August 15, 2013	$1,586,109

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 and its $75,000 convertible promissory note as modified on June 6, 2012 (see Note 4) required bifurcation and liability classification as derivative financial instruments because they were not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. The noteholders did not elect to convert the $75,000 convertible promissory note prior its maturity date on December 4, 2012. Therefore, the conversion feature expired and no further derivative valuation is required. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital. As of February 4, 2013, all convertible notes in which the conversion feature had been bifurcated and recorded at fair value, had been converted. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the twelve months ended December 31, 2013 in the amount of $644. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the twelve months ended December 31, 2012 in the amount of $67,704.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

The significant inputs into the Monte Carlo Simulation used to calculate the compound embedded derivative values as of December 31, 2012 and on the final conversion date of February 4, 2013 are as follows:

Monte Carlo Assumptions	December 31, 2012	February 4, 2013 (7)
Fair market value of asset (1)	$0.22	$0.16
Conversion price	$0.20	$0.14
Term (2)	0.08 years	n/a
Implied expected life (3)	0.08 years	n/a
Volatility range of inputs (4)	16.12%--40.17%	n/a
Equivalent volatility (3)	30.7%	n/a
Risk adjusted interest rate range of inputs (5)	10.00%	n/a
Equivalent risk-adjusted interest rate (3)	10.00%	n/a
Credit risk-adjusted interest rate (6)	15.63%	n/a

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

(5) Compound Embedded Derivatives bifurcated from debt instruments are expected to contain an element of market interest risk. That is, the risk that market driven interest rates will change during the term of a fixed rate debt instrument.

IZEA, Inc.
Notes to the Consolidated Financial Statements

(6) The Company utilized a yield approach in developing its credit risk assumption. The yield approach assumes that the investor's yield on the instrument embodies a risk component, generally, equal to the difference between the actual yield and the yield for a similar instrument without regard to risk.

(7) Monte Carlo inputs are not applicable on the expiration date of February 4, 2013 since only intrinsic value remains. There is no time value left, so the use of an option model is not necessary.

NOTE 6.  COMMITMENTS & CONTINGENCIES

Lease Commitments
Operating Leases
In December 2013, the Company moved its corporate headquarters to 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida pursuant to a five year and five month sublease agreement that is renewable for one additional year until April 30, 2020. The Company leases approximately 9,500 square feet based on a variable $17.50 to $21.50 per square foot annual rate over the lease term. During 2013, the Company leased space under a one-year sublease agreement at 1000 Legion Place, Suite 1600, in Orlando, Florida with total rent owed of $85,000. The Company also leases flexible office space under a month-to-month contract in Chicago, Illinois.

Capital Leases
During 2011 and 2013, the Company entered into capital leases for equipment which expire between August 2014 January 2016. Total obligations outstanding under the leases was $77,865 and $27,580 at December 31, 2013 and 2012, respectively. See Note 2 for more information on the Company's equipment under capital leases.

A summary of future minimum lease payments under the Company's non-cancelable leases as of December 31, 2013 is as follows:

Year ending December 31:	Capital Leases	Operating Leases
2014	$53,981	$111,054
2015	35,963	171,520
2016	1,101	181,006
2017	—	190,490
2018	—	199,580
Thereafter	—	67,976
Total minimum lease payments	91,045	$921,626
Less amount representing interest	(13,180)
Total principal lease payments	77,865
Less current maturities	(43,852)
Total long term obligations	$34,013

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $125,000 and $329,000 for the twelve months ended December 31, 2013 and 2012, respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after two years of service. During the twelve months ended December 31, 2013 and 2012, the Company incurred $25,477 and $40,405, respectively, in expense for matching employer contributions.

Litigation
From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may harm the Company's business. Other than as described below, the Company is currently not aware of any legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on its operations or financial position.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas. Blue Calypso's complaint alleges that the Company infringes on their patents related to peer-to-peer advertising between mobile communication devices and seeks unspecified damages. On July 19, 2013, Blue Calypso’s case against the Company was consolidated, along with patent infringement cases against Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon, Inc. for all pretrial purposes, including discovery and claim construction.

On December 16, 2013, the Patent Trial and Appeal Board's (PTAB) instituted a Covered Business Method Review (CBMR) for three of the five patents Blue Calypso asserts in its case against IZEA. In its decisions granting the CMBRs, the PTAB explained that several of Blue Calypso’s asserted patents are likely invalid. In particular, the PTAB found it more likely than not that each of these three patents was invalid based on two independent grounds of anticipation, and one ground of obviousness. Additionally, the PTAB preliminarily found it more likely than not that many of the claims of one of Blue Calypso’s patents were invalid due to a lack of written description. On January 17, 2014, the PTAB expanded its review to all five of Blue Calypso's assert patents. The PTAB’s final decision regarding the asserted patents is expected by the end of this year. On January 16, 2014, the court granted a joint motion to stay Blue Calypso’s patent infringement case until the PTAB's review of Blue Calypso’s asserted patents is complete. At this stage, the Company does not have an estimate of the likelihood or the amount of any potential exposure to us. The Company believes that there is no merit to this suit and continues to vigorously defend itself against Blue Calypso's allegations.

NOTE 7.       STOCKHOLDERS' DEFICIT

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

Authorization of Convertible Preferred Stock
In May 2011, the Board of Directors designated 240 shares of its Preferred Stock as Series A Preferred Stock.  It issued 230 of these shares in May 2011 during an equity financing. Each share of the Series A Preferred Stock was convertible into 758 shares of common stock at the option of the preferred holder and does not have a redemption feature. As of December 31, 2013, all shares of the Series A Preferred Stock have been converted to common shares.

2013 Private Placement
In accordance with a private placement memorandum and securities purchase agreement, from August 15, 2013 through September 23, 2013, the Company raised $2,182,500 in cash through the sale of 8,730,000 shares of its common stock at a price of $0.25 per share ("2013 Private Placement"). Additionally, as discussed in Notes 4 and 5, the Company converted notes payable and accrued interest thereon totaling $1,376,618 into 5,506,472 shares of its common stock at an effective price of $0.25 per share. The Company also issued fully-exercisable, five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and fully-exercisable, five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share. The net proceeds received from the 2013 Private Placement are being used for general working capital purposes.

As discussed in Note 5, the Company determined that the warrants issued with the 2013 Private Placement require liability classification, thus they are reported at fair value and remeasured each reporting period, with the change in fair value recognized in the consolidated statement of operations. The initial fair value of these warrants on their issuance dates total $2,344,899. Total costs of the private placement were $1,674,908 which included $178,389 in cash expenses, $2,344,899 related to the investor warrants noted above, less $848,380 related to change in fair value of Brady debt and loss on exchange of other convertible notes prior to conversion. As a result of the above transactions related to the private placement, the Company reported $1,884,210 as an increase in common stock and additional paid-in capital on the statement of stockholders deficit.

Pursuant to the terms of the Securities Purchase Agreements issued in the 2013 Private Placement, the Company filed a registration statement with the SEC for purposes of registering the resale of these shares of common stock and the shares underlying the warrants on Form S-1 on October 16, 2013. This registration statement was declared effective by the SEC on November 8, 2013.

Convertible Securities
From October 2012 through December 2012, the holders of the Company's $550,000 senior secured promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. The Company recorded the related $83,663 value of the compound embedded derivative on the converted portion as a charge to additional paid-

IZEA, Inc.
Notes to the Consolidated Financial Statements

in capital. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital.

Additional Warrant Transactions
During the twelve months ended December 31, 2013, pursuant to private transactions with warrant holders, the Company redeemed warrants to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. As a result of the exchange, the Company recognized a loss on the exchange of the warrants in the amount $732 during the twelve months ended December 31, 2013.

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

On May 31, 2013, the Company signed a loan extension and conversion agreement with Brian W. Brady, a director of the Company, that extended the maturity date on its $750,000 notes payable to August 31, 2013. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of five years. The Company also agreed that upon the first closing of its next private placement, completed on August 15, 2013, it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share for a period of five years and 1,687,500 shares of restricted stock for future issuance upon the earlier of two years after the first closing or completion of a transaction resulting in a change of control of the Company. These warrants and restricted stock met the conditions for equity classification and the fair value of $706,000, as determined using a binomial lattice option valuation technique, was recorded in the Company's consolidated balance sheet as an increase in additional paid-in capital.

Stock Options
On May 12, 2011, the Company adopted the 2011 Equity Incentive Plan (the “May 2011 Plan”) that authorizes, subsequent to the latest amendment on February 6, 2013, 11,613,715 shares of common stock to be granted for future stock awards to employees, directors or contractors. As of December 31, 2013, the Company had 3,949,503 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of December 31, 2013, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

A summary of option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2013 and 2012 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2011	114,445	$17.61	4.4
Granted	378,293	5.74
Exercised	(551)	2.00
Forfeited	(100,210)	18.81
Outstanding at December 31, 2012	391,977	$5.87	4.3
Granted	8,620,062	0.26
Exercised	—	—
Forfeited	(1,261,561)	0.49
Outstanding at December 31, 2013	7,750,478	$0.51	8.1

Exercisable at December 31, 2013	1,941,115	$0.83	8.6

During the year ended December 31, 2012, options were exercised into 551 shares of the Company's common stock for cash proceeds of $1,099. The intrinsic value of these options was $5,769. During the twelve months ended December 31, 2013, no options were exercised. There is no aggregate intrinsic value on the outstanding or exercisable options as of December 31, 2013 since the weighted average exercise price per share exceeded the fair value on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2013 and 2012 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2011	57,516	$2.73	2.5
Granted	378,293	2.17
Vested	(83,429)	2.26
Forfeited	(43,753)	2.78
Nonvested at December 31, 2012	308,627	$2.17	2.9
Granted	8,620,062	0.20
Vested	(1,871,201)	0.36
Forfeited	(1,248,125)	0.23
Nonvested at December 31, 2013	5,809,363	$0.24	3.3

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the twelve months ended December 31, 2013 and 2012 was $725,254 and $181,610, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to nonvested awards expected to vest of $1,317,319 is estimated to be recognized over the weighted-average vesting period of three years.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

On July 2, 2012, the Company issued 71,221 shares of restricted common stock to its former legal counsel in order to pay for general legal services totaling $356,103.

In August and September 2012, the Company issued 35,000 and 69,445 respective shares of restricted common stock as a result of a stock subscription agreement with its director, Brian Brady.

On January 3, 2013, the Company issued 60,000 shares of restricted stock valued at $15,900 pursuant to a twelve-month compensation arrangement with Mitchel J. Laskey for his service as a director and Chairman of the Company's Board of Directors.

On January 3, 2013, the Company issued 20,000 shares of restricted stock valued at $4,820 in order to pay for a small asset purchase.

Effective January 3, 2013, the Company entered into a twelve-month agreement to pay $4,000 per month beginning January 2013 to a firm which would provide investor relations services. In accordance with the agreement, the Company issued 100,000 shares of restricted common stock valued at $26,500 on January 15, 2013 and agreed to issue an additional 100,000 restricted shares on or before July 15, 2013. This agreement was mutually terminated on May 1, 2013 for no further cash consideration with the Company agreeing to issue the final installment of 100,000 shares of restricted common stock valued at $25,000 upon the termination of the agreement.

On May 16, 2013, the Company issued 30,000 shares of restricted common stock valued at $6,000 to settle an outstanding balance with a vendor.

On September 30, 2013, the Company entered into an agreement pursuant to which it issued 823,090 shares of restricted common stock, at an effective price of $0.35 per share, to settle a $288,081 balance owed for legal services.

Effective October 1, 2013, the Company entered into a six-month agreement to pay $5,000 per month to a firm which would provide investor relations services. In accordance with the agreement, the Company also issued 50,000 shares of restricted common stock valued at $19,000 on October 1, 2013, which is being amortized over the six month service period. $9,500 of this value was recognized as general and administrative expense on the accompanying consolidated statement of operations for the twelve months ended December 31, 2013.

The Company issued 85,661 shares of restricted common stock valued at $25,000 to each Brian W. Brady and Dan R. Rua for their service as directors of the Company during the twelve months ended December 31, 2013.

The following tables contain summarized information about nonvested restricted stock outstanding during the twelve months ended December 31, 2013 and 2012 :

Restricted Stock	Common Shares
Nonvested at December 31, 2011	—
Granted	312,387
Vested	(263,805)
Forfeited	—
Nonvested at December 31, 2012	48,582
Granted	1,354,412
Vested	(1,402,994)
Forfeited	—
Nonvested at December 31, 2013	—

Total stock-based compensation expense recognized for restricted stock awards issued for services during the twelve months ended December 31, 2012 was $675,538 of which $313,435 is included in sales and marketing expense, $356,103 is included in general and administrative expense and $6,000 is included in interest expense on the consolidated statements of operations. Total stock-based compensation expense recognized for restricted stock awards issued for services during the twelve months ended December 31, 2013 was $443,588 of which $14,027 is included in sales and marketing expense and $429,561 is included in general and administrative expense in the consolidated statements of operations. The fair value of the services is based on the value of the Company's common stock over the term of service. The fair value of the restricted stock issued during the twelve months

IZEA, Inc.
Notes to the Consolidated Financial Statements

ended December 31, 2013 and 2012 was $435,301 and $1,246,237, respectively, and the change in the fair value of the issued but nonvested shares was $7,098 and ($560,011), respectively.

NOTE 8.     INCOME TAXES

The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry forwards	$9,171,000	$8,457,000
Accrued expenses	72,000	32,000
Depreciation and amortization	23,000	19,000
Stock option and warrant expenses	285,000	51,000
Deferred rent	5,000	—
Other	2,000	2,000
Gross deferred income tax assets	9,558,000	8,561,000
Valuation allowance	(9,558,000)	(8,561,000)
Total deferred income tax assets	$—	$—

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended December 31,
	2013	2012
Federal income tax at statutory rates	(34.0)%	(34.0)%
Change in deferred tax asset valuation allowance	30.0%	35.9%
Deferred state taxes	(2.8)%	(3.5)%
Non-deductible expenses:
Meals & entertainment	0.3%	0.2%
Change in fair value of warrants	2.6%	0.7%
ISO stock compensation	1.0%	0.4%
Other	2.9%	0.3%
Income taxes (benefit) at effective rates	—%	—%

The Company has incurred net losses since inception. At December 31, 2013, the Company had approximately $24,614,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various amounts between the years of 2026 and 2032. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 limitations as a result of the substantial issuances of common stock in 2012 and 2013. The change in valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $997,000 and $1,677,000, respectively, resulting primarily from net operating losses generated during the periods.

NOTE 9.    LOSS PER COMMON SHARE

Net losses were reported during the twelve months ended December 31, 2013 and 2012.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

IZEA, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2013	December 31, 2012
Stock options	7,750,478	391,977
Warrants	18,605,999	128,434
Restricted stock	1,687,500	—
Potential conversion of Series A convertible preferred stock	—	3,788
Potential conversion of promissory notes payable	—	537,146
Total excluded shares	28,043,977	1,061,345

As disclosed further in Note 11, the Company entered into an equity transaction in February 2014, whereby it issued a total of 35,786,750 additional warrants.

NOTE 10.     RELATED PARTY TRANSACTIONS

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

As discussed in Notes 4 and 5, from April 2013 through August 2013, the Company entered into several unsecured loan agreements with Brian W. Brady, a director of the Company. Pursuant to these agreements, the Company received short-term loans totaling $1,270,000 maturing on August 31, 2013, as amended. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360 day year. On August 15, 2013, Mr. Brady converted the $1,270,000 in total principal described above, plus $19,252 of accrued interest, into 5,157,008 shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement.

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

NOTE 11.  SUBSEQUENT EVENTS

No material events have occurred since December 31, 2013 that require recognition or disclosure in the financial statements, except as follows:

On February 21, 2014, the Company completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 34,285,728 shares of its common stock, at a purchase price of $0.35 per share, for gross proceeds of $12,000,000. As part of the private placement, the investors received warrants to purchase up to 17,142,864 shares of the Company's common stock at an exercise price of $0.35 per share and warrants to purchase up to another 17,142,864shares of the Company's common stock at an exercise price of $0.50 per share. The warrants will expire on February 21, 2019, five years after the date on which they were issued.
The net proceeds from the private placement, following the payment of offering-related expenses, are being used by the Company to focus on revenue growth through the acceleration of its sales and client relations activities and marketing initiatives, establishment of strategic partnerships and continuation of technology and engineering enhancements to its platforms, as well as to fund its working capital and capital expenditure requirements. At the closing of the private placement, the Company paid Craig-Hallum Capital Partners LLC, the exclusive placement agent for the private placement, cash compensation of $814,850 and two five-year warrants, one warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and another warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share.

The Company has agreed, pursuant to the terms of a registration rights agreement with the investors, to (i) file a shelf registration statement with respect to the resale of the shares of its common stock sold to the investors and shares of its common stock issuable upon exercise of the warrants with the SEC within the sooner of 60 days after the closing date or 10 business days after the Company files its annual report on Form 10-K for the year ended December 31, 2013; (ii) use its commercially reasonable best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction. If the Company is unable to comply with any of the above covenants, it will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price per month until such non-compliance is cured, with such liquidated damages payable in cash. If and to the extent the SEC imposes a registration cut-back on some or all of the shares to be included in the registration statement pursuant to Rule 415, no liquidated damages will apply to the cut-back shares until they can be registered.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K for the year ended December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Principal Financial Officer ("PFO"), who are the same person, to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors
The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	37	Founder, President, Chief Executive Officer and Chairman of the Board
Ryan S. Schram	33	Chief Operating Officer and Director
Brian W. Brady	55	Director
Lindsay A. Gardner	53	Director
Daniel R. Rua	44	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers, directors and key employees are as follows:

Executive Officers

Edward H. (Ted) Murphy, Founder, President, Chief Executive Officer and Chairman of the Board, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder, President and Chief Executive Officer, Mr. Murphy leads our company, both with his day-to-day operational leadership and with his strategic vision for the company and its products. His efforts have received recognition from media outlets including The Wall Street Journal, Wired, USA Today, Forbes, The New York Times, Business Week, PC World, CNN Money and Fortune. In addition to media coverage, Mr. Murphy has keynoted and spoken on panels at over 100 social media and financial events including SXSW, WOMMA, BlogWorld, Pubcon, and Dow Jones Venture One Summit. Mr. Murphy is a regular guest on FOX Business, CNBC and Bloomberg television. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy was appointed as a director based on his extensive social sponsorship industry knowledge and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Ryan S. Schram, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading our client development, account management, brand marketing, public relations and creator alliance organizations. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at ePrize, the industry leader in integrated engagement marketing. Prior to that, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive. Mr. Schram holds a B.A. degree in management from the Eli Broad College of Business at Michigan State University. Mr. Schram was appointed as a director of our company due to his substantial knowledge and working experience in marketing and client development in quickly evolving industries.

Directors

Brian W. Brady, Director, joined our Board of Directors in August 2012. Mr. Brady is the Founder and Chief Executive Officer of Northwest Broadcasting, Inc., which owns and operates seven television stations including FOX affiliates in four U.S. markets, since 1995. Mr. Brady has also been the President of Eagle Creek Broadcasting, which owns and operates a CBS affiliate in Laredo, Texas, since 2002. Mr. Brady served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. The FOX Affiliate Board is a representative body of independent stations affiliated with the FOX Network, part of News Corporation. He currently serves on the Boards of the National Association of Broadcasters (NAB) and Syncbak, Inc. Mr. Brady previously served on the Board of Directors of The Ferris Foundation and Saga Communications, a publicly-traded media company. Mr. Brady holds a B.S. degree in advertising from Ferris State University. Mr. Brady was selected to serve as a member of our Board of Directors due to his more than 25 years of experience in the multi-media industry making his input invaluable to us as we expand our portfolio of clients and platform offerings.

Lindsay A. Gardner, Director, joined our Board of Directors in December 2013. Mr. Gardner has 25 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Currently, Mr. Gardner is Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $80 billion under management. Since May 2010, he has focused on global buyout opportunities in the technology, media and telecommunications sectors, as well as providing strategic support to various Oaktree portfolio companies. Until mid-2007, Mr. Gardner was President of Affiliate Sales and Marketing for Fox Networks. During his tenure, he built Fox’s cable network portfolio from a handful of small channels into one of the industry’s largest, launching more than a dozen channels. Mr. Gardner received an M.B.A. from The Wharton School of the University of Pennsylvania and a B.A. degree in Economics from Brandeis University. Mr. Gardner was selected to serve as a member of the Board of Directors due to his significant experience in the media, technology and entertainment industries, as both an executive and a private equity investor.

Daniel R. Rua, Director, rejoined our Board of Directors in July 2012. Mr. Rua was previously the executive Chairman from September 2006 to May 2011 and an early investor in our predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund, since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley’s early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led internet protocol development at IBM’s Networking Labs in Research Triangle, from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo), and serves other board and operating roles as part of his technology investing. Mr. Rua holds a B.S. degree in computer engineering from the University of Florida. He also earned a J.D. from the University of North Carolina School of Law and an M.B.A. from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua was selected to serve as a member of our Board of Directors due to his extensive knowledge of our products and services as a director and early inventor in our predecessor, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

We have undertaken to identify and hire a Chief Financial Officer since our former chief financial officer left employment with us in May 2013. Mr. Murphy, our President and Chief Executive Officer, is currently serving as our principal financial officer on an interim basis. LeAnn Hitchcock, a consultant with significant SEC accounting and financial experience, has assisted the company since 2011 with respect to its financial reporting, internal accounting controls and coordination with the company’s independent public accountants.

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

•	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading SEC to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Our directors, officers and principal stockholders are not currently required to make Section 16(a) ownership filings.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our Code of Ethics available on our website at http://corp.izea.com.

Corporate Governance

We have established an audit committee, compensation committee and nominating committee. To date, our entire Board has performed all of the duties and responsibilities which might be contemplated by each committee. We intend to utilize the committees at such time as we expand our Board.

Audit Committee. The audit committee's duties are to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting policies and financial statements.  The audit committee is responsible to review the scope and fees for the annual audit and the results of audit examinations performed by our independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times to be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The compensation committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers.  The compensation committee would also review and administer our equity incentive compensation plans, and recommend and approve grants of stock options or other awards under that plan.

Nominating Committee.  The purpose of the nominating committee is to select, or recommend for our entire Board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board.  The nominating committee's duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Strategic Advisory Board

We believe that we have assembled a world-class team of strategic advisors to assist our company as we continue to grow. The members of our strategic advisory board and their primary professional affiliations are listed below:
Andy Batkin has led Innovative Media Solutions, creating dynamic events that effectively blend TV, print, online, database development, event marketing and hospitality benefits, since 2002. His most recent venture, Social TV Summit, focuses on the use of technologies that allow viewers to socialize, search, share and purchase content they watch on TV or online.  Previously, Mr. Batkin was Vice Chairman/Chief Revenue Officer of Spot411, an interactive and social TV company, and CEO of Prolink Media, a leader in digital out-of-home marketing solutions.  A prolific entrepreneur, Mr. Batkin launched his career by founding Interactive Marketing, Inc. (IMI), the first internet media “rep firm,” in 1992.  After selling $50 million of media in the business’ first year and servicing clients such as the NFL, Playboy and Yahoo, IMI was sold to Softbank Corp. of Japan in 1996.  Mr. Batkin is a graduate of Boston University and was the 1999 recipient of the Albert Einstein Technology Medal, which recognizes individuals who have made significant creative contributions in the technology industry.
John Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013 and also served as its Chief Marketing Officer from March 2010 to May 2011. A member of Darden’s operating team, Mr. Caron led brand growth strategy across the enterprise to help ensure each Darden brand was appropriately positioned and had clearly identified plans in place to drive sustainable growth. Mr. Caron has 25 years of marketing experience in the consumer packaged goods and restaurant industries. He joined Olive Garden as Executive Vice President of Marketing in April 2003. During his tenure leading brand management, he oversaw the successful launch of a national Hispanic advertising campaign, provided strategic leadership around the development of a digital media strategy and delivered new promotions and advertising campaigns, all leading to results that outpaced the casual dining industry.  Before joining Olive Garden, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America. His 17-year tenure with Unilever also included leadership roles for a variety of food businesses and international assignments leading the company’s portfolio of margarine brands.  Mr. Caron received a B.A. degree in Political Science from The Colorado College, an M.A. degree in American Politics from New York University School of Politics, and an M.B.A. in Marketing from New York University School of Business.

Roger Clark is currently the Chief Financial Officer of Unified Social, a marketing cloud technology company. Prior to Unified Social, Mr. Clark was Chief Financial Officer at Interclick, a leading provider of digital advertising technology and services, which was acquired by Yahoo in 2011 and rebranded as Genome in 2012. He played a pivotal role in many of Interclick’s achievements, including a successful uplisting to NASDAQ. Mr. Clark previously spent 15 years with IAC/InterActiveCorp in a variety of divisional and corporate capacities, including nine years leading the company’s investor relations and financial communication efforts while IAC transformed into a Fortune 500 conglomerate. Mr. Clark began his career as a Certified Public Accountant with Ernst & Young. He holds a BBA degree from Ohio University and a Business Certificate from Columbia University.
Rich Masterson serves as Audience Partners’ Chairman, leveraging his experience as a serial entrepreneur and pioneer in online marketing to build the company’s culture and identify large market opportunities. Audience Partners is the largest online political advertising network in the country and has recently expanded into healthcare advertising with the nation's only HIPAA compliant addressable advertising solution. Prior to co-founding Audience Partners in 2007, Mr. Masterson focused his energy on a variety of active investments in technology, real estate, hospitality and private equity.  Earlier in his career, Mr. Masterson co-founded US Interactive, one of the nation’s first internet professional services firms with clients including Microsoft, IBM, American Express, Disney, Toyota and the U.S. Senate.  Mr. Masterson served as US Interactive’s President through 1999, driving the company’s growth from start-up through successful IPO.  Mr. Masterson then served as the Chairman of GivingCapital, providing organizations with the capability to increase their assets through the creation, distribution and processing of complex wealth management products and services.  Under Mr. Masterson’s leadership, GivingCapital helped its clients raise over $600 million for charity before being acquired by Kintera, a publicly-held company focused on philanthropic services.  Mr. Masterson has served on the boards of charitable organizations including The National Philanthropic Trust, The Philadelphia Orchestra and The Wellness Community of Philadelphia. He has also served on the Board of Advisors of Radnor Trust Company and as a trustee to Emerald Mutual Family of Funds.
Rick Milenthal is an internationally recognized leader in building marketing services companies that leverage technology and creativity to fuel growth. He was co-founder and Chairman of Engauge, the leading full service agency for the social age from its inception in1982 until August 2013. Engauge is one of the United States' largest independent marketing agencies serving clients like Coca-Cola, Nationwide, Hershey, Abbott, Mars, The Home Depot, Nestle and UPS. Mr. Milenthal is co-founder and past chairman of Worldwide Partners, Inc., the largest network of independent agencies, with 87 agencies in 53 countries. He is Chairman of Fugent, the leader in communications technology for the financial services industry. He is also Chairman of People to My Site, the leader in digital services that drives local demand for national brands. He is Chairman and co-founder of Loyalty Commerce, a leader in connecting online shoppers and retailers.
D.A. Wallach is best known as one-half of Chester French, a critically-acclaimed duo discovered by Kanye West and Pharrell Williams. A 2007 graduate of Harvard College, Mr. Wallach has been featured in GQ, Rolling Stone, Vogue and numerous other publications. He has toured with Lady Gaga, Blink 182, N*E*R*D and Weezer, and has appeared on many TV shows including Jimmy Kimmel Live and Late Night with Jimmy Fallon.  In addition to Chester French, Mr. Wallach is one-half of D.A. & The Supa Dups, and as a solo vocalist, he has written and performed on recordings with Diddy, Rick Ross, Janelle Monae, Macklemore, Clinton Sparks and Wale. When not recording.  Beyond music, he is a recognized social media pioneer, having been the first artist ever to use Facebook and among the most followed artists on twitter (@dachesterfrench). Mr. Wallach advises or invests in several start-up technology companies, and is the official Artist In Residence at Spotify.  Forbes selected Mr. Wallach as one of its 30 Under 30 and Fast Company named him one of the 100 Most Creative People in Business.

Our strategic advisory board meets periodically with our Board of Directors and management to discuss matters relating to our business activities, including formulating business strategies, establishing commercial business alliances and identifying potential acquisitions.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as our principal executive officer (“PEO”) during the year ended December 31, 2013; (ii) our two other most highly compensated executive officers other than the PEO who was serving as an executive officer as of December 31, 2013; and (iii) up to two individuals for whom disclosure would have been required but for the fact that they were not serving as an executive officer as of December 31, 2013 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Edward H. (Ted) Murphy	2013	195,000	93,971	—	1,200,973	—	—	—	1,489,944
President and Chief Executive Officer	2012	195,000	—	—	422,625	—	—	—	617,625
Donna L. Mackenzie (2)	2013	83,460	—	—	21,180	—	—	—	104,640
Former Chief Financial Officer and Secretary/Treasurer	2012	195,000	—	—	72,909	—	—	—	267,909
Ryan S. Schram	2013	230,000	127,031	—	162,400	—	—	—	519,431
Chief Operating Officer	2012	230,000	73,937	—	168,900	—	—	—	472,837
_________________
(1) Represents the aggregate grant date fair value of stock options issued during the year as calculated in accordance with FASB ASC Topic 718. See "Critical Accounting Policies and Use of Estimates" under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information, including valuation assumptions used in calculating the fair value of the awards.
(2) Ms. Mackenzie left employment with us on May 23, 2013.

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options and equity incentive awards for each Named Executive Officer as of December 31, 2013 pursuant to our equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Edward H. (Ted) Murphy (1)	49,479	75,521	—	$6.00	5/25/2017
President and Chief Executive Officer	62,667	—	—	$6.00	5/25/2017
	138,889	361,111	—	$0.25	3/1/2023
	—	187,667		$0.25	3/1/2023
	1,374,681	3,024,297	—	$0.25	8/15/2023

Ryan S. Schram (2)	24,740	37,760	—	$6.00	5/25/2017
Chief Operating Officer	7,813	4,687	—	$6.00	5/25/2017
	27,778	72,222	—	$0.25	3/1/2023
	—	75,000	—	$0.25	3/1/2023
	23,333	176,667	—	$0.27	5/20/2019
	—	750,000	—	$0.34	11/3/2018
_________________

(1)
On May 25, 2012, Mr. Murphy received a non-qualified option to purchase 125,000 shares of common stock at an exercise price of $6 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 31,250 shares on May 25, 2013 and approximately 2,604 shares per month thereafter. Additionally, on May 25, 2012 Mr. Murphy received a non-qualified option to purchase 62,667 shares of common stock at an exercise price of $6 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested immediately on May 25, 2012 as to 47,012 shares and approximately 1,305 shares per month thereafter. On March 1, 2013, Mr. Murphy received an incentive stock option to purchase 500,000 shares of common stock at an exercise price of $0.25 per share. The option vests in equal monthly installments of approximately 13,889 shares per month over three years from the grant date and expires on March 1, 2023. Additionally, on March 1, 2013, Mr. Murphy received an incentive stock option to purchase 187,667 shares of common stock at an exercise price of $0.25 per share. The option vests 100% on March 1, 2014 and expires on March 1, 2023. In connection with our 2013 private placement, Mr. Murphy received a non-qualified stock option to purchase 4,398,978 shares of common stock at an exercise price of $0.25 per share, expiring ten years from the issuance date. The option vests immediately as to 1,099,745 shares (25%) and in equal installments of approximately 68,734 shares per month over four years.

(2)
On May 25, 2012, Mr. Schram received a non-qualified option to purchase 62,500 shares of common stock at an exercise price of $6 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 15,625 shares on May 25, 2013 and approximately 1,302 shares per month thereafter. Additionally, on May 25, 2012 Mr. Schram received a non-qualified option to purchase 12,500 shares of common stock at an exercise price of $6 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 3,125 shares on June 30, 2012 and approximately 260 shares per month thereafter. On March 1, 2013, Mr. Schram received an incentive stock option to purchase 100,000 shares of common stock at an exercise price of $0.25 per share. The option vests in equal monthly installments of approximately 2,778 shares per month over three years from the grant date and expires on March 1, 2023. Additionally, on March 1, 2013, Mr. Schram received an incentive stock option to purchase 75,000 shares of common stock at an exercise price of $0.25 per share. The option vests 100% on March 1, 2014 and expires on March 1, 2023. On May 20, 2013, Mr. Schram received an incentive stock option to purchase 200,000 shares of common stock at an exercise price of $0.27 per share. The option vests in equal monthly installments of approximately 3,333 shares per month over five years from the grant date and expires on May 20, 2019. On November 3, 2013, Mr. Schram received a non-qualified stock option to purchase 750,000 shares of common stock at an exercise price of $0.34 per share, expiring on November 3, 2018. The option vests as to 187,500 shares on November 3, 2014 and approximately 15,625 shares per month thereafter.

Employment Agreements

On May 14, 2011, we entered into an employment agreement with Edward H. (Ted) Murphy pursuant to which Mr. Murphy serves as our President and Chief Executive Officer, and with Donna L. Mackenzie pursuant to which Ms. Mackenzie previously served as our Chief Financial Officer.

Pursuant to the employment agreement with our company, Mr. Murphy serves as our President and Chief Executive Officer until December 31, 2014 in consideration for an annual salary of $195,000 and, at the discretion of our Board, a cash bonus in an amount to be determined by the Board of up to 50% of his annual base salary and a bonus composed of stock options of up to 200% of his annual base salary, based on Mr. Murphy meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2011, Mr. Murphy was awarded a bonus of $40,000 that was paid in 2012. For the year ended December 31, 2012, Mr. Murphy was awarded a contingent bonus of $30,000 to be paid in 2013 only if we raised gross proceeds of $1,000,000 in a private placement offering in 2013. In May 2013, the Board voted to cancel this bonus award due to the financial state of the company. In connection with the Private Placement, the Board awarded to Mr. Murphy a bonus of $50,000 and granted him a stock option to purchase 4,398,978 shares of common stock at an exercise price of $0.25 per share, expiring ten years from the issuance date. The option vests 25% immediately and the remainder in equal monthly installments over four years. During 2013, Mr. Murphy abstained from taking $42,014 in bonuses earned under his annual bonus plan during the the first and second quarter of 2013. Mr. Murphy was awarded $43,971 in bonuses for the second half of 2013 of which $24,019 was remaining to be paid in 2014.

Mr. Murphy's employment agreement is subject to early termination for any reason upon written notice to the him and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, Mr. Murphy will be entitled to a severance of six months current salary. In the case of termination due to disability, Mr. Murphy will be entitled to a severance of current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreements) and Mr. Murphy's employment terminates within six months following the change of control for reasons other than for cause, then Mr. Murphy will be entitled to such amount equal to his then current compensation and the time remaining between the change of control and the six month anniversary of the change of control subject to reduction by compensation received by Mr. Murphy from any other permitted employment.

Pursuant to the employment agreement with our company, Ms. Mackenzie served as our Chief Financial Officer until May 23, 2013, when she left employment with us. She previously received an annual salary of $195,000 and, at the discretion of our Board, a cash bonus in an amount to be determined by the Board of up to 50% of her annual base salary and a bonus composed of stock options of up to 200% of her annual base salary, based on Ms. Mackenzie meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2011, Ms. Mackenzie was awarded a bonus of $40,000 that was paid in 2012. For the year ended December 31, 2012, Ms. Mackenzie was awarded a contingent bonus of $15,000 to be paid in 2013 only if we raised gross proceeds of $1,000,000 in a private placement offering in 2013. In May 2013, the Board voted to cancel this bonus award due to the financial state of the company.

On July 30, 2011, we entered into an employment agreement with Ryan S. Schram pursuant to which Mr. Schram originally served as our Chief Marketing Officer and now serves as our Chief Operating Officer after his appointment on October 31, 2012.  Pursuant to the employment agreement with Mr. Schram, Mr. Schram will serve as our Chief Marketing Officer until December 31, 2014, subject to renewal, in consideration for an annual salary of $230,000. Mr. Schram also received a signing bonus of $12,000 and will be eligible for a bonus and override bonus based on meeting certain performance indicators set forth in his employment agreement. For the year ended December 31, 2012, Mr. Schram was awarded bonuses totaling $73,937 of which $5,988 was remaining to be paid in 2013. For the year ended December 31, 2013, Mr. Schram was awarded bonuses totaling $127,031 of which $33,822 was remaining to be paid in 2014.

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

Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compen-sation ($)	Total ($)
Mitchel J. Laskey (2)	50,000	15,900	—	—	65,900
Brian W. Brady (3)	29,000	25,000	2,000	—	56,000
Lindsay A. Gardner (4)	—	—	12,600	—	12,600
Daniel R. Rua (5)	30,000	25,000	2,000	—	57,000
_________________

(1)
Represents the aggregate grant date fair value of stock options issued during the year as calculated in accordance with FASB ASC Topic 718. See "Critical Accounting Policies and Use of Estimates" under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information, including valuation assumptions used in calculating the fair value of the awards.

(2)
On December 26, 2012, Mitchel J. Laskey was appointed to our Board of Directors and elected to be the Chairman of the Board and Chairman of the Audit Committee. In consideration of Mr. Laskey's service as a director and chairman, the Board approved a twelve month compensation arrangement whereby Mr. Laskey would receive $10,000 per month, 60,000 restricted stock units in January 2013, 60,000 restricted stock units on June 27, 2013 and up to 120,000 additional restricted stock units to be issued at the discretion of the disinterested members of the compensation committee for Mr. Laskey's service as Chairman of the Board. Until his resignation on April 24, 2013, Mr. Laskey received total compensation of $50,000 and 60,000 shares of restricted stock for his director and chairman services.

(3)
On August 7, 2012, we appointed Brian W. Brady to our Board of Directors. In consideration of his service as a director, we granted Mr. Brady stock options to purchase 12,500 shares of our common stock at an exercise price of $2 per share, vesting twelve months after the date of grant and expiring five years after the date of grant, under our 2011 B Equity Incentive Plan. We also agreed to reimburse Mr. Brady for all reasonable expenses in attending Board and Board committee meetings. On March 1, 2013, we granted Mr. Brady stock options to purchase 12,500 shares of our common stock at an exercise price of $0.25 per share. The option vests 100% on March 1, 2014 and expire on March 1, 2023. During 2013, Mr. Brady received restricted stock valued at $25,000 and cash compensation of $29,000 in accordance with the compensation program effected in March 2013.

(4)
On December 10, 2013, we appointed Lindsay A. Gardner to our Board of Directors. In consideration of his service as a director, we granted Mr. Gardner stock options to purchase 50,000 shares of our common stock at an exercise price of $0.29 per share, vesting equally over twelve months and expiring five years after the date of grant, under our 2011 B Equity Incentive Plan. Mr. Gardner also received a stock option to purchase 50,000 shares of our common stock at an exercise price of $0.29 per share on June 19, 2013 upon his appointment to our advisory board. The option vests equally over forty eight months and expires on June 19, 2018.

(5)
On July 31, 2012, we reappointed Daniel R. Rua to our Board of Directors. In consideration of his service as a director, we granted Mr. Rua stock options to purchase 12,500 shares of our common stock at an exercise price of $2.40 per share, vesting 12 months after the date of grant and expiring five years after the date of grant, under our 2011 B Equity Incentive Plan. On March 1, 2013, we granted Mr. Brady stock options to purchase 12,500 shares of our common stock at an exercise price of $0.25 per share. The option vests 100% on March 1, 2014 and expire on March 1, 2023. During 2013, Mr. Rua received restricted stock valued at $25,000 and cash compensation of $30,000 in accordance with the compensation program effected in March 2013.

For the years ended December 31, 2012 and 2011, we did not compensate our directors in cash for their service. Additionally, none of our employee directors receive compensation for their service as directors.

Effective March 1, 2013, the disinterested members of the Board implemented a compensation program for the directors that entitles each serving non-employee director to receive the following compensation:

•
An annual board retainer fee of $25,000 to be paid in restricted stock on January 1st of each year. This fee is be earned in equal monthly increments over the ensuing one-year period and will be forfeited to the extent of any unearned portion in the event the director leaves the Board for any reason.

•	A cash retainer fee of $20,000 per year, payable in cash or restricted stock.

•	Reimbursement of actual and necessary travel and related expenses in connection with attending in-person Board meetings.

•	A $1,000 per meeting fee for all meetings of the Board of Directors, subject to a $6,000 annual cap.

•	A $1,000 per audit committee meeting fee, subject to a $4,000 annual cap.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

In May 2011, the board of directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows us to provide options as an incentive for employees and consultants.  On May 25, 2012, upon consent from holders of a majority of our outstanding voting capital stock, we increased the number of shares of common stock available for issuance under the May 2011 Plan from 177,500 to 613,715 shares and, on February 6, 2013, we increased it to a total of 11,613,715 shares. As of December 31, 2013, options to purchase 7,662,978 shares have been granted and are outstanding and 1,234 option shares have been exercised, leaving an aggregate of 3,949,503 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, we adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock. As of December 31, 2013, all 87,500 option shares have been granted and are outstanding under the August 2011 Plan.

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

The following table sets forth information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,750,478	$0.51	3,949,503
Equity compensation plans not approved by security holders	—	—	—
Total	7,750,478	$0.51	3,949,503

Security Ownership of Certain Beneficial Owners

The table and accompanying footnotes set forth information as of March 21, 2014 with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock,

•	each of our directors,

•	our executive officers, and

•	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the exercise of stock options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of stock options and warrants that are currently exercisable or exercisable within 60 days after the date of this annual report, and common stock issuable upon conversion of convertible securities, have been included in the table with respect to the beneficial ownership of the person owning the stock options, warrants and convertible securities, but not with respect to any other persons.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them and that person’s address is c/o IZEA, Inc., 480 N. Orlando Avenue, Suite 200 Winter Park, FL 32789.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Edward H. (Ted) Murphy (2)	2,653,872	4.5%
Ryan S. Schram (3)	199,784	0.4%
Brian W. Brady (4)	17,884,332	26.7%
Lindsay A. Gardner (5)	1,184,081	2.0%
Daniel R. Rua (6)	126,632	0.2%
Special Situations Technology Fund II, L.P. (7)	11,657,144	18.6%
Special Situations Private Equity Fund, L.P. (7)	8,000,000	13.1%
Special Situations Technology Fund, L.P. (7)	2,057,144	3.6%
Goldman Partners, L.P. (8)	5,714,288	9.6%
Privet Fund LP (9)	5,028,572	8.5%
Perry A. Sook (10)	5,000,000	8.4%
Diker MicroCap Fund LP (11)	4,285,716	7.3%
John Pappajohn (12)	4,057,144	6.9%
William M. Smith Revocable Trust (13)	3,886,000	6.6%
Potomac Capital Partners, LP (14)	3,428,572	5.8%
Midsummer Small Cap Master, Ltd (15)	3,311,100	5.6%

All executive officers and directors as a group (5 persons) (16)	22,048,701	31.5%

_________________

(1)	Applicable percentage of ownership for each holder is based on 56,946,381 shares outstanding as of March 21, 2014.

(2)	Includes exercisable stock options to purchase 2,223,025 shares of common stock under our May 2011 Equity Incentive Plan and exercisable warrants to purchase 8,714 shares of common stock.

(3)	Includes exercisable stock options to purchase 189,358 shares of common stock under our May 2011 Equity Incentive Plan.

(4)
Includes 1,697,471 vested shares of restricted common stock, exercisable warrants to purchase 10,058,794 shares of common stock, exercisable stock options to purchase 12,500 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 12,500 shares of common stock under our August 2011 Equity Incentive Plan.

(5)
Includes 9,971 vested shares of restricted common stock, exercisable warrants to purchase 571,430 shares of common stock, exercisable stock options to purchase 10,417 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 20,833 shares of common stock under our August 2011 Equity Incentive Plan.

(6)
Includes 9,971 vested shares of restricted common stock, exercisable stock options to purchase 18,500 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 12,500 shares of common stock under our August 2011 Equity Incentive Plan.

(7)
Special Situations Technology Fund II, L.P. (SSFTechII) is the registered holder of 5,828,572 shares and warrants to purchase 5,828,572 shares, Special Situations Private Equity Fund, L.P. (SSFPE) is the registered holder of 4,000,000 shares and warrants to purchase 4,000,000 shares, and Special Situations Technology Fund, L.P. (SSFTech) is the registered holder of 1,028,572 shares and warrants to purchase 1,028,572 shares.  As a result of the beneficial ownership limiatations included in the warrants held by SSFTechII, SSFPE and SSFTech, the warrants may be exercised to the extent that the total number of shares of common stock then beneficially owned does not exceed 19.99% of the outstanding stock. AWM Investment Company, Inc. (AWM) is the investment adviser to SSFTechII, SSFPE and SSFTech.  Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe, Greenhouse and Stettner  share voting and investment control over the portfolio securities of each of the Special Situations funds listed above.  The address of the Special Situations funds is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(8)
Neal Goldman is the General Partner of Goldman Partners, L.P., which is the registered holder of 2,857,144 shares and warrants to purchase 2,857,144 shares. Mr. Goldman, as General Partner of Goldman Partners, L.P., has voting and disposition power of the shares and warrants owned by Goldman Partners, L.P. The address for Goldman Partners, L.P. is 767 Third Avenue, 25th Floor, New York, NY 10017.

(9)
Ryan Levenson is the General Partner of Privet Fund LP, which is the registered holder of 2,514,286 shares and warrants to purchase 2,514,286 shares. Mr. Levenson, as General Partner of Privet Fund LP, has voting and disposition power of the shares and warrants owned by Privet Fund LP. The address for Privet Fund LP is 3280 Peachtree Road N.E., Suite 2670, Atlanta, GA 30305.

(10)	Includes exercisable warrants to purchase 2,500,000 shares of common stock. The address for Perry A. Sook is 5215 N. O'Connor Blvd., Suite 1400 Irving, TX 75039.

(11)
Ken Brower is the Chief Financial Officer of Diker MicroCap Fund LP, which is the registered holder of 2,142,858 shares and warrants to purchase 2,142,858 shares. Mr. Brower, as the Chief Financial Officer of Diker MicroCap Fund LP, has voting and disposition power of the shares and warrants owned by Diker MicroCap Fund LP. The address for Diker MicroCap Fund LP is 730 Fifth Avenue, 15th Floor, New York, NY 10019.

(12)	Includes exercisable warrants to purchase 2,028,572 shares of common stock. The address for John Pappajohn is 666 Walnut Street, Suite 2116, Des Moines, IA 50309.

(13)
William M. Smith is the sole trustee for the William M. Smith Revocable Trust which is the registered holder of 1,943,000 shares and warrants to purchase 1,943,000 shares. Mr. Smith as the trustee, has voting and disposition power of the shares and warrants owned by William M. Smith. The address for the William M. Smith Revocable Trust is 155 Middle Plantation Lane, Suite 1301, Gulf Breeze, FL 32561.

(14)
Paul J. Solit is the General Partner of Potomac Capital Partners, LP, which is the registered holder of 1,714,286 shares and warrants to purchase 1,714,286 shares. Mr. Solit, as General Partner of Potomac Capital Partners, LP, has voting and disposition power of the shares and warrants owned by Potomac Capital Partners, LP. The address for Potomac Capital Partners, LP is 825 Third Avenue, 33rd Floor, New York, NY 10022.

(15)
Alan Benaim and Joshua Thomas are authorized officers of Midsummer Small Cap Master Ltd which is the registered holder of 1,511,100 shares and warrants to purchase 1,800,000 shares. Alan Benaim and Joshua Thomas, as authorized officers of Midsummer Small Cap Master Ltd, have voting and disposition power of the shares and warrants owned by Midsummer Small Cap Master Ltd. The address for Midsummer Small Cap Master Ltd is 733 Third Avenue, 19th Floor, New York, NY 10017.

(16)
For all executive officers and directors as a group, this amount includes 1,717,413 vested shares of restricted common stock, exercisable warrants to purchase 10,638,938 shares and exercisable stock options to purchase 2,499,633 shares of common stock under our Equity Incentive Plans as further detailed in footnotes (2) through (6) above.

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

On February 3, 2012, we and our subsidiary, IZEA Innovations, Inc., jointly issued a senior secured promissory note in the principal amount of $550,000 (the “Note”) to two of our existing shareholders, Michael Brauser and Barry Honig, for a purchase price of $500,000. Unless earlier converted, exchanged or prepaid, the note matured on February 2, 2013. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of our common stock on the trading day prior to the date that the note becomes convertible, subject to further adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. From October 2012 through December 2012, the holders of this promissory note converted $437,850 of note value into 2,069,439 shares of our common stock at an average conversion rate of $.21 per share. On February 4, 2013, we satisfied all of our remaining obligations under this note when the holders converted the final balance owed of $112,150 into 773,983 shares of our common stock at an average conversion rate of $.145 per share.

On May 4, 2012, we issued a 30-day promissory note to two of our existing shareholders, Michael Brauser and Barry Honig, in the principal amount of $75,000 incurring $6,000 in expenses for legal fees which resulted in net proceeds of $69,000. In June 2012, the note was extended until December 4, 2012. The note bore interest at a rate of 8% per annum. We were not able to pay the balance owed upon the maturity on December 4, 2012. Therefore, the conversion feature expired and the note was in default bearing interest at the default rate of 18% per annum. On August 15, 2013, the noteholders converted the $75,000 in principal plus $12,366 of accrued interest into 349,464 shares of common stock on the same terms and conditions as other Investors in our private placement.

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

On April 11, 2013 and May 22, 2013, we entered into unsecured loan agreements with Brian W. Brady, a director of our company. Pursuant to these agreements, we received short-term loans totaling $750,000 due on May 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. On May 31, 2013,we signed an extension and conversion agreement that extended the maturity date to August 31, 2013. Additionally, we agreed to allow these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, we issued Mr. Brady a warrant to purchase 1,000,000 shares of our common stock at $0.25 per share for a period of five years. We also agreed that upon the first closing of our next private placement, we would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of our common stock at $0.25 per share for a period of five years and 1,687,500 shares of restricted stock for future issuance upon the earlier of two years from the first closing or completion of a transaction resulting in a change of control of our company.

On June 7, June 14, July 25, and August 12, 2013, we entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, we received short-term loans totaling $520,000 maturing on August 31, 2013. The notes bear interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. The note issuances and the modification were approved by the disinterested members of our Board of Directors.

On August 15, 2013, Mr. Brady converted the $1,270,000 in total principal described above plus $19,252 of accrued interest, into 5,157,008 shares of common stock on the same terms and conditions as were applicable to the other investors in the Private Placement.

In our private placement completed on February 21, 2014, Messrs. Murphy, Brady and Gardner, directors of our company, purchased from us 8,714, 714,286 and 571,430 shares of our common stock, respectively, at a purchase price of $0.35 per share, pursuant to the Purchase Agreement dated as of February 12, 2014. They each purchased the shares under the same terms and conditions as all the other investors in the private placement. As part of the private placement, they each received warrants to purchase up to 50% of their number of shares of common stock at an exercise price of $0.35 per share and warrants to purchase up to another 50% of their number of shares of common stock at an exercise price of $0.50 per share. The warrants will expire on February 21, 2019, five years after the date on which they were issued.

Director Independence

Our shares are not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards.  However, Lindsay Gardner and Dan Rua qualify as “independent” in accordance with the published listing requirements of Nasdaq. As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors with regard to the director's business and personal activities as they may relate to us and our management.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Fees

Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years. Audit fees billed by CFR during the years ended December 31, 2013 and 2012 were $103,836 and $122,136, respectively. All of these fees were pre-approved by our Board of Directors.

Audit-Related Fees

There were no audit-related fees billed by CFR to us during the years ended December 31, 2013 and 2012

Tax Fees

Tax fees relate to preparation of annual and state income tax returns, tax consultation and compliance services, and additional tax research. Tax fees billed by CFR during the years ended December 31, 2013 and 2012 were $7,088 and $7,350, respectively. All of these fees were pre-approved by the Board of Directors.

All Other Fees

There were no fees for other services billed by CFR to us during the years ended December 31, 2013 and 2012.

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

The audit committee has considered the services provided by CFR as disclosed above in the captions “audit fees” and “tax fees” and has concluded that such services are compatible with the independence of CFR as our principal accountant.

PART IV

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

4.1		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
4.2		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.1		Agreement between the Company and Mitchel Laskey, dated December 26, 2012 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2		Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3		Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
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

10.11		Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.12		Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.13		Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
21.1	*	List of Subsidiaries.

31.1	*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
32.1	**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.
101	***
The following materials from IZEA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc.

March 25, 2014	By:	/s/ Edward H. Murphy
Edward H. Murphy President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 25, 2014
Edward H. Murphy
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

/s/ Ryan S. Schram	March 25, 2014
Ryan S. Schram
Chief Operating Officer and Director

/s/ Brian W. Brady	March 25, 2014
Brian W. Brady
Director

/s/ Lindsay A. Gardner	March 25, 2014
Lindsay A. Gardner
Director

/s/ Daniel R. Rua	March 25, 2014
Daniel R. Rua
Director