Form 10-Q
period 2014-03-31
IZEA, Inc.
filed 2014-05-15
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-167960

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 N. Orlando Avenue, Suite 200 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 674-6911

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

 As of May 9, 2014, there were 57,046,381 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$11,249,931	$530,052
Accounts receivable	929,754	1,659,802
Prepaid expenses	97,469	109,960
Deferred finance costs, net of accumulated amortization of $31,926 and $53,884	6,875	5,217
Other current assets	74,670	78,269
Total current assets	12,358,699	2,383,300

Property and equipment, net	189,517	156,482
Software development costs	568,875	362,346
Security deposits	50,816	46,574
Total assets	$13,167,907	$2,948,702

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$807,508	$817,057
Accrued expenses	342,334	365,454
Unearned revenue	1,049,867	1,292,228
Current portion of capital lease obligations	59,783	43,852
Total current liabilities	2,259,492	2,518,591

Capital lease obligations, less current portion	47,076	34,013
Deferred rent	56,715	14,179
Warrant liability	14,079,560	1,832,945
Total liabilities	16,442,843	4,399,728

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 56,946,381 and 22,560,653 issued and outstanding	5,695	2,256
Additional paid-in capital	23,414,094	24,672,132
Accumulated deficit	(26,694,725)	(26,125,414)
Total stockholders’ deficit	(3,274,936)	(1,451,026)

Total liabilities and stockholders’ deficit	$13,167,907	$2,948,702

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$1,957,040	$1,385,275
Cost of sales	649,533	576,102
Gross profit	1,307,507	809,173

Operating expenses:
General and administrative	1,844,140	1,574,592
Sales and marketing	160,867	94,169
Total operating expenses	2,005,007	1,668,761

Loss from operations	(697,500)	(859,588)

Other income (expense):
Interest expense	(9,017)	(15,466)
Loss on exchange of warrants and debt	—	(732)
Change in fair value of derivatives and notes payable carried at fair value, net	135,601	(8,124)
Other income (expense), net	1,605	80
Total other income (expense)	128,189	(24,242)

Net loss	$(569,311)	$(883,830)

Weighted average common shares outstanding – basic and diluted	37,135,738	6,811,654

Loss per common share – basic and diluted	$(0.02)	$(0.13)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	22,560,653	$2,256	$24,672,132	$(26,125,414)	$(1,451,026)
Sale of common stock, net of offering costs	34,285,728	3,429	10,978,740	—	10,982,169
Fair value of warrants issued	—	—	(12,382,216)	—	(12,382,216)
Stock issued for payment of services	100,000	10	30,100	—	30,110
Stock-based compensation	—	—	115,338	—	115,338
Net loss	—	—	—	(569,311)	(569,311)
Balance, March 31, 2014	56,946,381	$5,695	$23,414,094	$(26,694,725)	$(3,274,936)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(569,311)	$(883,830)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	17,867	12,579
Amortization of intangible assets and loan costs	5,842	8,985
Stock-based compensation	115,338	39,460
Stock issued or to be issued for payment of services	58,360	46,785
Loss on exchange of warrants and debt	—	732
Change in fair value of derivatives and notes payable carried at fair value, net	(135,601)	8,124
Cash provided by (used for):
Accounts receivable	730,048	(173,962)
Prepaid expenses and other current assets	6,590	74,760
Accounts payable	(9,549)	227,609
Accrued expenses	(41,870)	59,024
Unearned revenue	(242,361)	(117,538)
Deferred rent	42,536	—
Net cash used for operating activities	(22,111)	(697,272)

Cash flows from investing activities:
Purchase of equipment	(9,563)	—
Increase in software development costs	(206,529)	—
Security deposits	(4,242)	3,870
Net cash provided by (used for) investing activities	(220,334)	3,870

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	—	169,798
Proceeds from issuance of common stock and warrants, net	10,982,169	—
Payments on notes payable and capital leases	(19,845)	(4,090)
Net cash provided by financing activities	10,962,324	165,708

Net increase (decrease) in cash and cash equivalents	10,719,879	(527,694)
Cash and cash equivalents, beginning of year	530,052	657,946

Cash and cash equivalents, end of period	$11,249,931	$130,252

Supplemental cash flow information:
Cash paid during period for interest	$3,175	$1,856

Non-cash financing and investing activities:
Fair value of compound embedded derivative in promissory notes	$—	$—
Fair value of common stock issued for future services	$—	$47,220
Fair value of warrants issued	$12,382,216	$7,209
Conversion of notes payable into common stock	$—	$124,611
Acquisition of assets through capital lease	$41,339	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2014, the consolidated statements of operations for the three months ended March 31, 2014 and 2013, the consolidated statement of stockholders' deficit for the three months ended March 31, 2014 and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“US GAAP”). The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Nature of Business
IZEA, Inc. (the "Company"), formerly known as IZEA Holdings, Inc. and before that, Rapid Holdings, Inc., was incorporated in Nevada on March 22, 2010.  On May 12, 2011, the Company completed a share exchange pursuant to which it acquired all of the capital stock of IZEA Innovations, Inc. ("IZEA"), which became its wholly owned subsidiary.  IZEA was incorporated in the state of Florida in February 2006 and was later reincorporated in the state of Delaware in September 2006 and changed its name to IZEA, Inc. from PayPerPost, Inc. on November 2, 2007. In connection with the share exchange, the Company discontinued its former business and continued the social sponsorship business of IZEA as its sole line of business. The Company's headquarters are in Winter Park, FL.

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of March 31, 2014 and December 31, 2013. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2014 and 2013.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At March 31, 2014, three customers accounted for 51% of total accounts receivable in the aggregate, each of which accounted for more than 10% of the Company’s accounts receivable. At December 31, 2013, the Company had two customers which accounted for 23% of total accounts receivable in the aggregate. The Company had two customers that accounted for 22% of its revenue during the three months ended March 31, 2014. The Company had no customers that accounted for more than 10% of its revenue during the three months ended March 31, 2013.

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

Software Development Costs
The Company is in the process of developing a new platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company capitalized $206,529 in payroll and benefit costs to software development costs in the consolidated balance sheet during the three months ended March 31, 2014. The Company determined that on April 15, 2013, the project became technologically feasible and the development phase began. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended March 31, 2014 and 2013 were approximately $31,415 and $25,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

•	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability as of March 31, 2014 (see Note 3). Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair value measurement. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2014 and 2013:

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2014	March 31, 2013
Expected term	5 years	10 years
Weighted average volatility	56.00%	52.72%
Weighted average risk free interest rate	1.60%	1.91%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Average expected forfeiture rates were 14.42% and 50.21% during the three months ended March 31, 2014 and 2013.

Non-Employee Stock-Based Compensation
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Reclassifications
Certain items have been reclassified in the 2013 financial statements to conform to the 2014 presentation.

NOTE 2.    NOTES PAYABLE

Convertible Notes Payable
$550,000 Note Payable:
On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 less an original issuance discount (OID) of $50,000. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of the Company's common stock. Upon initial recording of the note, the Company determined that the embedded conversion option (ECO) required bifurcation from the host instrument and classification as a liability at fair value. The initial fair value of the ECO of $12,151 was subsequently remeasured at fair value each reporting period. The OID was subject to amortization, through charges to interest expense, over the term to maturity or conversion using the effective interest method.

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

$75,000 Notes Payable:
On May 4, 2012, the Company issued an unsecured 30-day promissory note to two of its existing shareholders in the principal amount of $75,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. Upon initial recording of the note, the Company determined that the embedded conversion option (ECO) required bifurcation from the host instrument and classification as a liability at fair value. The initial fair value of the ECO of $15,625 was subsequently remeasured at fair value each reporting period. The note bore interest at a rate of 8% per annum. The noteholders did not elect to convert this note and the Company was not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note was in default bearing interest at the default rate of 18% per annum. On August 15, 2013, the Company satisfied all of its remaining obligations under this note when the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest, into 349,464 shares of

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

common stock and a like number of warrants on the same terms and conditions as other investors in its 2013 Private Placement discussed in Note 4.

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement requires the Company to pay an annual facility fee of $7,500 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to March 1, 2014, then the Company will be required to pay a termination fee of $18,750 (1% of the credit limit divided by 80%). As of March 31, 2014, the Company had no advances outstanding under this agreement. The Company incurred $38,801 in costs related to this loan acquisition including the fair value of warrants issued of $7,209. These costs have been capitalized in the Company's consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year.

During the three months ended March 31, 2014 and 2013, interest expense on all the notes amounted to $0 and $9,124, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the three months ended March 31, 2014 and 2013, interest expense related to the amortization of finance costs amounted to $5,842 and $4,485, respectively.

NOTE 3.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Warrant Liability
2014 Activity:
On February 21, 2014, the Company issued five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.35 per share and five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements signed in its 2014 Private Placement (See Note 4 for further details). As part of the transaction, the Company also issued a five-year warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and a five-year warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share to its exclusive placement agent.
The Company determined that these warrants require classification as a liability due to certain registration rights and listing requirements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. Failure to register the shares could result in penalties and the triggering of certain cashless exercise provisions in the warrants. The warrants also require classification as a liability due to provisions for potential exercise price adjustments. The Company determined that the fair value of these warrants on their issuance date on February 21, 2014 was $12,382,216. The fair value and outstanding derivative warrant liability related to these warrant shares as of March 31, 2014 was $10,020,290. The Company filed a registration statement related to these shares on Form S-1 on April 7, 2014 which was declared effective by the SEC on May 14, 2014.

2013 Activity:
In February 2013, pursuant to a private transaction with a warrant holder, the Company redeemed a warrant to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemption was treated as an exchange wherein the difference between the fair value of the newly issued common stock and the

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

carrying value of the warrant received in the exchange was recognized as a loss on exchange of warrants in the amount of $732 during the three months ended March 31, 2013.

From August 15, 2013 through September 23, 2013, the Company issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements signed in its 2013 Private Placement (See Note 4 for further details). The Company determined that these warrants require classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The Company filed a registration statement on Form S-1 on October 16, 2013 which was declared effective by the SEC on November 8, 2013 for the registration of 174,732 of these warrant shares. The Company intends to seek registration on the remaining shares underlying the warrants during this fiscal year. The Company determined that the fair value of these warrants on their issuance date was $2,344,899. The fair value and outstanding derivative warrant liability related to these warrant shares as of March 31, 2014 was $4,050,800.

2012 Activity:
The Company determined that 110,000 warrant shares issued in its September 2012 public offering still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of March 31, 2014 was $8,470.

2011 Activity:
The Company determined that 13,554 warrant shares remaining from its May 2011 Offering and 250 warrant shares issued in July 2011 for a customer list acquisition still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of March 31, 2014 was $0.

During the three months ended March 31, 2014 and 2013, the Company recorded a gain of $135,601 and a loss of $7,480, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2012	128,350	$2,750
Issuance of warrants to investors in 2013 Private Placement	14,236,472	2,344,899
Exchange of warrants for common stock	(4,546)	—
Change in fair value of derivatives	—	(514,704)
Balance, December 31, 2013	14,360,276	$1,832,945
Issuance of warrants to investors in 2014 Private Placement	35,786,750	12,382,216
Change in fair value of derivatives	—	(135,601)
Balance, March 31, 2014	50,147,026	$14,079,560

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of August 15, 2013 - September 23, 2013, December 31, 2013, February 21, 2014 and March 31, 2014 are as follows:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Binomial Assumptions	August 15, 2013 - September 23, 2013	December 31, 2013	February 21, 2014	March 31, 2014
Fair market value of asset (1)	$0.28-$0.37	$0.30	$0.58	$0.52
Exercise price	$0.25-$0.50	$0.25-$1.25	$0.35-$0.50	$0.25-$1.25
Term (2)	5.0 years	3.7 years - 4.7 years	5.0 years	3.4 years - 4.9 years
Implied expected life (3)	5.0 years	3.7 years - 4.7 years	5.0 years	3.4 years - 4.9 years
Volatility range of inputs (4)	48.46%--81.72%	40.63%--78.73%	60%	40.69%--76.4%
Equivalent volatility (3)	56.57%--57.55%	55%--56%	60%	53%--55%
Risk-free interest rate range of inputs (5)	0.04%--1.72%	0.38%--1.75%	1.56%	0.90%--1.73%
Equivalent risk-free interest rate (3)	0.56%--0.69%	0.78%--1.75%	1.56%	0.90%--1.73%
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
(5)  The risk-free rates used for inputs represent the yields on zero coupon U.S. Government Securities with periods to maturity consistent with the intervals described in (2), above.

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 and its $75,000 convertible promissory note as modified on June 6, 2012 (see Note 2) required bifurcation and liability classification as derivative financial instruments because they were not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. The noteholders did not elect to convert the $75,000 convertible promissory note prior its maturity date on December 4, 2012. Therefore, the conversion feature expired and no further derivative valuation is required. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital. As of February 4, 2013, all convertible notes in which the conversion feature had been bifurcated and recorded at fair value, had been converted in full. The Company recorded expense resulting from the change in the fair value of the compound embedded derivatives during the three months ended March 31, 2013 in the amount of $644.

NOTE 4.    STOCKHOLDERS' DEFICIT

Authorized Shares
On April 17, 2014, the Company filed a certificate of amendment to its articles of incorporation to increase the number of authorized shares of its common stock from 100,000,000 shares to 200,000,000 shares. The amendment was adopted by stockholders holding a majority of the Company's outstanding shares of common stock by written consent on April 16, 2014.
The Company also has authorized 10,000,000 shares of preferred stock with a par value of $0.0001 of which no shares are outstanding as of March 31, 2014.

2014 Private Placement
On February 21, 2014, the Company completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 34,285,728 shares of its common stock, at a purchase price of $0.35 per share, for gross proceeds of $12,000,000. As part of the private placement, the investors received warrants to purchase up to 17,142,864 shares of the Company's common stock at an exercise price of $0.35 per share and warrants to purchase up to another 17,142,864 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants will expire on February 21, 2019, 5 years after the date on which they were issued.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The net proceeds of $10,982,169 from the private placement, following the payment of $1,017,831 in offering-related expenses, are being used by the Company to focus on revenue growth through the acceleration of its sales and client relations activities and marketing initiatives, establishment of strategic partnerships and continuation of technology and engineering enhancements to its platforms, as well as to fund its working capital and capital expenditure requirements. At the closing of the private placement, the Company paid Craig-Hallum Capital Partners LLC, the exclusive placement agent for the private placement, cash compensation of $814,850 and two five-year warrants, one warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and another warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share.
The Company agreed, pursuant to the terms of a registration rights agreement with the investors, to (i) file a shelf registration statement with respect to the resale of the shares of its common stock sold to the investors and shares of its common stock issuable upon exercise of the warrants with the SEC within the sooner of 60 days after the closing date or 10 business days after the Company filed its annual report on Form 10-K for the year ended December 31, 2013; (ii) use its commercially reasonable best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction. If the Company is unable to comply with any of the above covenants, it will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price per month until such non-compliance is cured, with such liquidated damages payable in cash. If and to the extent the SEC imposes a registration cut-back on some or all of the shares to be included in the registration statement pursuant to Rule 415, no liquidated damages will apply to the cut-back shares until they can be registered.
2013 Private Placement
In accordance with a Private Placement Memorandum and Securities Purchase Agreement, from August 15, 2013 through September 23, 2013, the Company raised $2,182,500 in cash through the sale of 8,730,000 shares of its common stock at a price of $0.25 per share ("2013 Private Placement"). Additionally, the Company converted notes payable and accrued interest thereon totaling $1,376,618 into 5,506,472 shares of its common stock at an effective price of $0.25 per share. The Company also issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share. The net proceeds received from the 2013 Private Placement are being used for general working capital purposes.

Pursuant to the terms of the Securities Purchase Agreements issued in the 2013 Private Placement, the Company filed a registration statement on Form S-1 with the SEC on October 16, 2013 which was declared effective by the SEC on November 8, 2013 for the registration of 8,730,000 shares of issued common stock and 174,732 shares underlying the warrants. The Company intends to seek registration on the remaining shares underlying the warrants during this fiscal year.

Additional Warrant Transactions
During the three months ended March 31, 2013, pursuant to private transactions with warrant holders, the Company redeemed warrants to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. As a result of the exchange, the Company recognized a loss on the exchange of the warrants in the amount $732 during the three months ended March 31, 2013.

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

Stock Options
In May 2011, the board of directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to provide options as an incentive for its employees and consultants.  On April 16, 2014, upon consent from holders of a majority of the Company's outstanding voting capital stock, the Company increased the number of shares of common stock available for issuance under the May 2011 Plan from 11,613,715 to 20,000,000 shares. As of March 31, 2014, the Company had 3,646,713 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of March 31, 2014, the Company had no shares of common stock available for future grants under the August 2011 Plan.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

A summary of option activity under the 2011 Equity Incentive Plans for the three months ended March 31, 2014 and the year ended December 31, 2013 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2012	391,977	$5.87	4.3
Granted	8,620,062	0.26
Exercised	—	—
Forfeited	(1,261,561)	0.49
Outstanding at December 31, 2013	7,750,478	$0.51	8.1
Granted	330,000	0.48
Exercised	—	—
Forfeited	(27,210)	2.04
Outstanding at March 31, 2014	8,053,268	$0.50	7.8

Exercisable at March 31, 2014	2,573,741	$0.70	8.4

During the three months ended March 31, 2014 and 2013, no options were exercised. The outstanding options have an aggregate intrinsic value of $161,065 as of March 31, 2014. There is no aggregate intrinsic value on the exercisable options as of March 31, 2014 since the weighted average exercise price per share exceeded the fair value of $0.52 on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the three months ended March 31, 2014 and the year ended December 31, 2013 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2012	308,627	$2.17	2.9
Granted	8,620,062	0.20
Vested	(1,871,201)	0.36
Forfeited	(1,248,125)	0.23
Nonvested at December 31, 2013	5,809,363	$0.24	3.3
Granted	330,000	0.24
Vested	(654,816)	0.23
Forfeited	(5,020)	0.66
Nonvested at March 31, 2014	5,479,527	$0.25	3.3

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended March 31, 2014 and 2013 was $115,338 and $39,460, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

nonvested awards expected to vest of $1,267,693 is estimated to be recognized over the weighted-average vesting period of three years.

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

Effective October 1, 2013, the Company entered into a six-month agreement to pay $5,000 per month to a firm which would provide investor relations services. In accordance with the agreement, the Company also issued 50,000 shares of restricted common stock valued at $19,000 on October 1, 2013, which is being amortized over the six month service period. $9,500 of this value was recognized as general and administrative expense on the accompanying consolidated statement of operations for the twelve months ended December 31, 2013 and during the three months ended March 31, 2014.

The Company issued 85,661 shares of restricted common stock valued at $25,000 to each Brian W. Brady and Dan R. Rua for their service as directors of the Company during the twelve months ended December 31, 2013.

Effective January 1, 2014, the Company entered into a one year agreement to pay $7,500 per month and 100,000 shares of restricted stock per quarter to a firm to provide investor relations services. In accordance with the agreement, the Company issued 100,000 shares of restricted common stock valued at $30,110 on January 1, 2014 and 100,000 shares of restricted common stock valued at $52,000 on April 1, 2014.

The following tables contain summarized information about nonvested restricted stock outstanding during the three months ended March 31, 2014 and the year ended December 31, 2013:

Restricted Stock	Common Shares
Nonvested at December 31, 2012	48,582
Granted	1,354,412
Vested	(1,402,994)
Forfeited	—
Nonvested at December 31, 2013	—
Granted	141,931
Vested	(141,931)
Forfeited	—
Nonvested at March 31, 2014	—

Total stock-based compensation expense recognized for vested restricted stock awards during the three months ended March 31, 2013 was $46,785, of which $8,125 is included in sales and marketing expense, $38,660 is included in general and administrative expense. Total stock-based compensation expense recognized for vested restricted stock awards during the three months ended March 31, 2014 was $58,360 and is included in general and administrative expense in the consolidated statements of operations. The fair value of the services is based on the value of the Company's common stock over the term of service. The fair value of the restricted stock issued during the three months ended March 31, 2013 was $47,220 and the change in the fair value of the

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

issued but nonvested shares was $28,914. The fair value of the restricted stock issued during the three months ended March 31, 2014 was $30,110.

NOTE 5.    LOSS PER COMMON SHARE

Net losses were reported during the three months ended March 31, 2014 and 2013.  As such, the Company excluded the following items from the computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2014	March 31, 2013
Stock options	8,053,268	2,561,843
Warrants	54,392,749	182,027
Restricted stock	1,729,431	41,230
Potential conversion of Series A convertible preferred stock	—	3,788
Total excluded shares	64,175,448	2,788,888

NOTE 6.    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, the Company incurred approximately $75,000 in legal fees payable to Northwest Broadcasting, Inc. where Brian Brady, a director, is the President and Chief Executive Officer. The legal fees are included as part of the offering related expenses in the 2014 Private Placement.

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

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred since March 31, 2014 that require recognition or disclosure in the financial statements, except as follows:

On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,500,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 20,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of May 9, 2014, no shares have been issued under the ESPP.

On April 17, 2014, the Company filed a certificate of amendment to its articles of incorporation to increase the number of authorized shares of its common stock from 100,000,000 shares to 200,000,000 shares. The amendment was adopted by stockholders holding a majority of the Company's outstanding shares of common stock by written consent on April 16, 2014.

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

Company Overview

We are a leading company in the social sponsorship space. We currently operate multiple online properties including our premiere platforms, SocialSpark and SponsoredTweets, as well as our legacy platform PayPerPost. In 2012, we launched a new platform called Staree and a display-advertising network to use within our platforms called IZEAMedia. On March 17, 2014, we launched a public beta of IZEA.com powered by The IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter (our “creators”) to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice known as “native advertising.” We generate our revenue primarily through the sale of sponsorship campaigns to our advertisers. We fulfill these campaigns through our platforms by utilizing our creators to complete sponsorship opportunities for our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.
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
Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change
Revenue	$1,957,040	$1,385,275	$571,765	41.3%
Cost of sales	649,533	576,102	73,431	12.7%
Gross profit	1,307,507	809,173	498,334	61.6%
Operating expenses:
General and administrative	1,844,140	1,574,592	269,548	17.1%
Sales and marketing	160,867	94,169	66,698	70.8%
Total operating expenses	2,005,007	1,668,761	336,246	20.1%
Loss from operations	(697,500)	(859,588)	162,088	18.9%
Other income (expense):
Interest expense	(9,017)	(15,466)	6,449	(41.7)%
Loss on exchange of warrants and debt	—	(732)	732	(100.0)%
Change in fair value of derivatives and notes payable carried at fair value, net	135,601	(8,124)	143,725	(1,769.1)%
Other income (expense), net	1,605	80	1,525	1,906.3%
Total other income (expense)	128,189	(24,242)	152,431	628.8%
Net loss	$(569,311)	$(883,830)	$314,519	35.6%

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including EBITDA. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We believe that EBITDA provides useful information to investors as it excludes transactions not related to the core cash operating business activities including non-cash transactions. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and EBITDA as presented by IZEA may not be comparable to EBITDA presented by other companies. IZEA defines Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment and all other income and expense items such as loss on exchanges and changes in fair value of derivatives, if applicable.

Reconciliation of Net Loss to Adjusted EBITDA:
	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	(569,311)	(883,830)
Non-cash stock-based compensation	115,338	39,460
Non-cash stock issued for payment of services	58,360	46,785
Change in the fair value of derivatives	(135,601)	8,124
Loss on exchange of warrants	—	732
Interest expense	9,017	15,466
Depreciation	17,867	12,579
Amortization of intangible assets	—	4,500
Adjusted EBITDA	$(504,330)	$(756,184)

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

Revenues for the three months ended March 31, 2014 increased by $571,765, or 41.3%, compared to the same period in 2013. The increase was attributable to a $631,000 increase in our Sponsored Revenue, a $1,000 decrease from Media Revenue and a $58,000 decrease in Service Fee Revenue. In the three months ended March 31, 2014, Sponsored Revenue was 93%, Media Revenue was 3% and Service Fee Revenue was 4% of total revenue compared to Sponsored Revenue of 86%, Media Revenue of 4% and Service Fee Revenue of 10% of total revenue in the three months ended March 31, 2013. The increase in Sponsored Revenue was primarily attributable to our concentrated sales efforts toward larger IZEA managed campaigns rather than advertiser self-service campaigns and generating repeat business from existing customers. Service fees decreased in the three months ended March 31, 2014 due to less fees received from inactive self-service advertisers.

Our net bookings of $1.7 million for the three months ended March 31, 2014 were approximately 5% higher than the net bookings of $1.6 million for the three months ended March 31, 2013. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients. We are expecting an increase in net bookings for the second quarter of 2014 as compared to the first quarter of 2014 and the prior year quarter. April 2014 net bookings were nearly $1 million for the month, up 230% from April 2013.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the three months ended March 31, 2014 increased by $73,431, or 12.7%, compared to the same period in 2013.   Cost of sales increased as a direct result of the increase in our Sponsored Revenue and the direct creator costs to generate such revenue.

Gross profit for the three months ended March 31, 2014 increased by $498,334, or 61.6%, compared to the same period in 2013.  Additionally, our gross profit as a percentage of revenue increased by nine percentage points from 58% for the three months ended March 31, 2013 to 67% for the same period in 2014. The gross profit increase during the three months ended March 31, 2014 compared to 2013 is primarily attributable to an increase in larger advertisers using our managed campaign services, where we manage all aspects of their sponsored social advertising, as compared to smaller or self-service advertisers who manage their own campaigns using our platforms.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended March 31, 2014 increased by $336,246, or 20.1%, compared to the same period in 2013. The increase was primarily attributable to higher stock compensation and investor relations expenses, along with higher travel and promotional marketing expenses for our new platform.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the three months ended March 31, 2014 increased by $269,548, or 17.1%, compared to the same period in 2013. The increase was primarily attributable to an increase in software and subscription costs of approximately $70,000 as a result of increased personnel and additional systems used to manage our growing business; an increase in non-cash stock compensation expense of approximately $76,000 due to several large option grants in the third quarter of 2013 that are vesting in the current year; an increase in investor relations expenses of approximately $63,000 due to the retainer of several investor relation firms to help further promote our Company in the current year; and a $56,000 increase in travel costs related to the launch tour of our new software platform discussed below. During the three months ended March 31, 2014, payroll costs would have been even higher than in the comparable prior year period due to more development activity, but we capitalized $206,529 in payroll and benefit costs to software development costs during the period. From April 2013 through the first quarter of 2014, we were developing a new platform called the IZEA Exchange (IZEAx). This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We have filed a patent application covering important features of this platform which is currently pending approval. On March 17, 2014, we launched a public beta of IZEA.com powered by IZEAx.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended March 31, 2014 increased by $66,698 or 70.8%, compared to the same period in 2013.   The increase was primarily attributable to increased promotional expenses related to the launch of IZEAx.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the three months ended March 31, 2014 decreased by $6,449 compared to the same period in 2013 primarily due to lower debt balances in 2014 after all debt was converted into equity pursuant to the terms of their agreement or by separate agreement in our August 2013 Private Placement. The carrying value and the direct finance costs on the notes were subject to amortization, through charges to interest expense, over their terms to maturity using the effective interest method.

During the three months ended March 31, 2013, we recognized a $732 loss on exchange when we redeemed certain warrants to purchase an aggregate of 4,546 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried as derivative liabilities, at fair value, in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a income of $135,601 and a loss of $7,480, resulting from the increase in the fair value of certain warrants during the three months ended March 31, 2014 and 2013, respectively. Additionally, we recorded expense resulting from the increase in the fair value of the compound embedded derivatives during the three months ended March 31, 2013 in the amount of $644. The net effect of these changes in fair values resulted in income of $135,601 and expense of $8,124 during the three months ended March 31, 2014 and 2013, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

Net Loss

Net loss for the three months ended March 31, 2014 was $569,311, which decreased from the net loss of $883,830 for the same period in 2013.  The increase in the net loss is primarily the result of the non-cash loss due to the change in fair value of derivative financial instruments offset by our 61.6% increase in gross profit as discussed above.

Liquidity and Capital Resources

Our cash position was $11,249,931 as of March 31, 2014 as compared to $530,052 as of December 31, 2013, an increase of $10,719,879 primarily as a result of proceeds received from a private placement we completed in February 2014.  We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $569,311 and $3,321,992 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, and had an accumulated deficit of $26,694,725 as of March 31, 2014.

Cash used for operating activities was $22,111 during the three months ended March 31, 2014 and was primarily a result of our loss during the period of $569,311 offset net accounts receivable collections of $730,048, Cash used for investing activities was $220,334 during the three months ended March 31, 2014 due primarily to the capitalization of software development costs for IZEAx that launched in March 2014. Cash provided by financing activities was $10,962,324 during the three months ended March 31, 2014 was primarily a result of net proceeds of $10,982,169 from the sale of our common stock, as further discussed below. Financing activities were reduced by principal payments of $19,845 on our capital leases.

To date, we have financed our operations through internally generated revenue from operations, the sale of our equity securities and the issuance of notes and loans from shareholders.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of March 31, 2014. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2014 and 2013.

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

The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2013 and through March 31, 2014:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2013	2,170,834	$0.25	10 years	52.72%	1.91%	$0.16
June 30, 2013	975,250	$0.25	6 years	51.84%	0.91%	$0.12
September 30, 2013	4,493,978	$0.35	10 years	51.72%	2.74%	$0.24
December 31, 2013	980,000	$0.34	5 years	47.55%	1.37%	$0.14
March 31, 2014	330,000	$0.48	5 years	56.00%	1.60%	$0.24

There were 8,053,268 total options outstanding with a weighted average exercise price of $0.50 per share and 2,573,741 exercisable options outstanding with a weighted average exercise price of $0.70 per share as of March 31, 2014.  There is no aggregate intrinsic value on the exercisable, outstanding options as of March 31, 2014 since the weighted average exercise price per share exceeded the market price of $0.52 of our common stock on such date.

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

Not applicable to smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Principal Financial and Accounting Officer ("PFO"), who are the same person, to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2013, information at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information" and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business and Industry

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability or obtain the financing necessary for future growth.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $569,311 and $3,321,992 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, and had an accumulated deficit of $26,694,725 as of March 31, 2014. Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of May 9, 2014, we have 57,046,381 shares of common stock issued, outstanding stock options to purchase 8,117,879 shares of common stock at an average price of $0.50 per share, outstanding warrants to purchase 54,392,749 shares of common stock at an average price of $0.40 per share, and 1,741,224 shares of vested, yet unissued, shares of restricted common stock. Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 11,968,387 shares of common stock under our May 2011 Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial sales of our common stock under the prospectus relating to our 2014 Private Placement, which could cause our stock price to drop.

We agreed with the investors in our 2014 Private Placement to file a shelf registration statement with the SEC with respect to the resale of all of the shares of our common stock, as well as shares of common stock issuable upon the exercise of warrants, purchased by investors. We filed a registration statement on Form S-1 on April 7, 2014.  The registration statement includes a total of 68,571,456 shares of our common stock (of which 34,285,728 shares are presently outstanding and 34,285,728 shares are issuable upon the exercise of warrants).  There are currently no agreements or understandings in place with these selling stockholders to restrict their sale of those shares after the effective date of the registration statement.  Sales of a substantial number of shares of our common stock by the selling stockholders at such time could cause the market price of our common stock to drop and could impair our ability to raise capital in the future by selling additional securities.

Holders of warrants issued in our 2014 Private Placement have anti-dilution adjustment rights that, if triggered, could dilute the ownership interests of our existing common stockholders.

Holders of our warrants to purchase 17,893,375 shares of common stock at an exercise price of $0.35 per share and warrants to purchase 17,893,375 shares at an exercise price of $0.50 per share issued in our 2014 Private Placement have anti-dilution adjustment rights that, if triggered, could dilute the interests of our common stockholders.  The warrants contain weighted average anti-dilution protection for warrant holders if we sell another equity or equity-linked security at a price per share lower than the initial respective exercise prices during the five-year term of the warrants. Additionally, the warrants do not contain a negotiated floor for the exercise price. As compared with a full ratchet anti-dilution provision, which resets the exercise price at the lowest price in any subsequent sale of stock, a weighted average anti-dilution provision takes into account both the lower price and the number of shares issued at the lower price. The triggering of these anti-dilution provisions could result in the issuance of a substantial number of additional shares of common stock upon exercise of the warrants, which would dilute the ownership interests of our existing common stockholders.

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

The issuance of the shares of common stock and other securities in the transactions described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Issuance of Common Stock for Services

Effective October 1, 2013, we entered into a six-month agreement to pay $5,000 per month to a firm which would provide investor relations services. In accordance with the agreement, we also issued 50,000 shares of restricted common stock valued at $19,000 on October 1, 2013. The value of the shares was expensed equally over the term of the agreement.

Effective January 1, 2014, we entered into a one-year agreement to pay $7,500 per month and 100,000 shares of restricted stock per quarter to a firm to provide investor relations services. In accordance with the agreement, we issued 100,000 shares of restricted common stock valued at $30,110 on January 1, 2014 and 100,000 shares of restricted common stock valued at $52,000 on April 1, 2014. This agreement may be canceled at any time, by either party, upon written notice.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on July 2, 2010).
3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 15, 2013).
3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 16, 2011).
3.4	Bylaws (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on July 2, 2010).
3.5	Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 27, 2011).
3.6	Amendment to Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 27, 2011).
3.7
Certificate of Change of IZEA, Inc., filed with the Nevada Secretary of State on July 30, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 1, 2012).

3.8
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on April 17, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).

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
10.4
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated April 11, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on April 16, 2013).

10.5	Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated May 22, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on May 28, 2013).
10.6	Loan Extension between IZEA, Inc. and Brian W. Brady dated May 31, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on June 3, 2013).
10.7	Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated June 7, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on June 21, 2013).
10.8
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated June 14, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on June 21, 2013).

10.9
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated July 25, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on July 30, 2013).

10.10
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated August 12, 2013 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).

10.11	Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.12	Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.13	Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.14	Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).

10.15		2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
21.1		List of Subsidiaries (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2014).
101	**
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

May 15, 2014	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)