Form 10-Q
period 2014-06-30
IZEA, Inc.
filed 2014-08-13
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by tion 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐   No   ☒

 As of August 8, 2014, there were 57,497,631 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$9,753,049	$530,052
Accounts receivable	1,342,510	1,659,802
Prepaid expenses	197,067	109,960
Other current assets	70,340	83,486
Total current assets	11,362,966	2,383,300

Property and equipment, net of accumulated depreciation of $245,850 and $205,070	243,346	156,482
Software development costs, net of accumulated amortization of $47,406 and $0	521,469	362,346
Security deposits	52,391	46,574
Total assets	$12,180,172	$2,948,702

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$719,128	$817,057
Accrued expenses	457,506	365,454
Unearned revenue	1,102,015	1,292,228
Current portion of capital lease obligations	57,114	43,852
Total current liabilities	2,335,763	2,518,591

Capital lease obligations, less current portion	31,798	34,013
Deferred rent	71,587	14,179
Warrant liability	10,839,950	1,832,945
Total liabilities	13,279,098	4,399,728

Stockholders’ deficit:
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 57,046,381 and 22,560,653 issued and outstanding	5,705	2,256
Additional paid-in capital	23,560,959	24,672,132
Accumulated deficit	(24,665,590)	(26,125,414)
Total stockholders’ deficit	(1,098,926)	(1,451,026)

Total liabilities and stockholders’ deficit	$12,180,172	$2,948,702

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$1,969,235	$1,715,273	$3,926,275	$3,100,548
Cost of sales	656,656	770,901	1,306,189	1,347,003
Gross profit	1,312,579	944,372	2,620,086	1,753,545

Operating expenses:
General and administrative	2,176,514	1,364,569	4,020,654	2,939,161
Sales and marketing	343,283	115,090	504,150	209,259
Total operating expenses	2,519,797	1,479,659	4,524,804	3,148,420

Loss from operations	(1,207,218)	(535,287)	(1,904,718)	(1,394,875)

Other income (expense):
Interest expense	(6,051)	(22,530)	(15,068)	(37,996)
Loss on exchange of warrants and debt	—	—	—	(732)
Change in fair value of derivatives and notes payable carried at fair value, net	3,239,610	(335,653)	3,375,211	(343,777)
Other income (expense), net	2,794	—	4,399	80
Total other income (expense)	3,236,353	(358,183)	3,364,542	(382,425)

Net income (loss)	$2,029,135	$(893,470)	$1,459,824	$(1,777,300)

Weighted average common shares outstanding – basic	57,045,282	7,226,745	47,145,510	7,020,347
Basic income (loss) per common share	$0.04	$(0.12)	$0.03	$(0.25)

Weighted average common shares outstanding – diluted	72,962,524	7,226,745	62,035,915	7,020,347
Diluted income (loss) per common share	$0.03	$(0.12)	$0.02	$(0.25)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	22,560,653	$2,256	$24,672,132	$(26,125,414)	$(1,451,026)
Sale of common stock, net of offering costs	34,285,728	3,429	10,942,203	—	10,945,632
Fair value of warrants issued	—	—	(12,382,216)	—	(12,382,216)
Stock issued for payment of services	200,000	20	82,090	—	82,110
Stock-based compensation	—	—	246,750	—	246,750
Net income	—	—	—	1,459,824	1,459,824
Balance, June 30, 2014	57,046,381	$5,705	$23,560,959	$(24,665,590)	$(1,098,926)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,459,824	$(1,777,300)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	40,780	24,928
Amortization of software development costs and other assets	54,623	21,310
Stock-based compensation	246,750	168,374
Stock issued or to be issued for payment of services	129,110	114,965
Loss on exchange of warrants and debt	—	732
Change in fair value of derivatives and notes payable carried at fair value, net	(3,375,211)	343,777
Cash provided by (used for):
Accounts receivable	317,292	(543,485)
Prepaid expenses and other current assets	(84,678)	(147,326)
Accounts payable	(97,929)	137,983
Accrued expenses	54,552	260,247
Unearned revenue	(190,213)	45,114
Deferred rent	57,408	—
Net cash used for operating activities	(1,387,692)	(1,350,681)

Cash flows from investing activities:
Purchase of equipment	(86,305)	(9,767)
Increase in software development costs	(206,529)	(98,847)
Security deposits	(5,817)	3,870
Net cash used for investing activities	(298,651)	(104,744)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	—	1,089,798
Proceeds from issuance of common stock and warrants, net	10,945,632	—
Payments on notes payable and capital leases	(36,292)	(202,277)
Net cash provided by financing activities	10,909,340	887,521

Net increase (decrease) in cash and cash equivalents	9,222,997	(567,904)
Cash and cash equivalents, beginning of year	530,052	657,946

Cash and cash equivalents, end of period	$9,753,049	$90,042

Supplemental cash flow information:
Cash paid during period for interest	$7,851	$7,286

Non-cash financing and investing activities:
Fair value of common stock issued for future services	$—	$47,220
Fair value of warrants issued	$12,382,216	$95,209
Conversion of notes payable into common stock	$—	$124,611
Acquisition of assets through capital lease	$41,339	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2014, the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the consolidated statement of stockholders' deficit for the six months ended June 30, 2014 and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Nature of Business
IZEA, Inc. (the "Company"), was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. The Company is headquartered in Winter Park, Florida with offices in Chicago and Los Angeles and a sales presence in New York, London and Detroit.

The Company is a leader and pioneer in the social sponsorship space, creating the first social sponsorship marketplace in 2006 with the launch of PayPerPost.com. Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice known as “native advertising.” The Company generates its revenue primarily through the sale of sponsorship campaigns to its advertisers. The Company fulfills these campaigns through its platforms by utilizing its network of creators to complete sponsorship opportunities for its advertisers. The Company also generates revenue from the posting of targeted display advertising and from various service fees.

The Company currently operates multiple online properties including SocialSpark.com and SponsoredTweets.com. In March 2014, the Company launched The IZEA Exchange (IZEAx), a social sponsorship platform designed to replace its older platforms with current technology and provide the infrastructure necessary to support a larger and more diverse social sponsorship ecosystem. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. The Company is in the process of sunsetting all of its older platforms by the end of 2014 and moving all of its transactions to IZEAx.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. and its wholly-owned subsidiary, IZEA Innovations, Inc. (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of June 30, 2014 and December 31, 2013. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the six months ended June 30, 2014 and 2013.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At June 30, 2014, two customers accounted for 29% of total accounts receivable in the aggregate, each of which accounted for more than 10% of the Company’s accounts receivable. At December 31, 2013, the Company had two customers which accounted for 23% of total accounts receivable in the aggregate. The Company had one customer that accounted for 12% of its revenue during the three months ended June 30, 2014 and two customers that accounted for 32% of its revenue during the three months ended June 30, 2013. The Company had one customer that accounted for 12% of its revenue during the six months ended June 30, 2014 and one customer that accounted for 12% of its revenue during the six months ended June 30, 2013.

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

Software Development Costs
Throughout 2013 and 2014, the Company developed a new web-based advertising exchange platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company capitalized $568,875 in payroll and benefit costs to software development costs in the consolidated balance sheet as of June 30, 2014. The Company determined that on April 15, 2013, the project became technologically feasible and the development phase began. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx and began amortizing the costs over three years. Accumulated amortization of software development costs as of June 30, 2014 was $47,406.

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser for the use of the Company's network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's online platform and their request was completed and content listed, as applicable, by the Company's creators for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Advertisers may prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via check, wire transfer or credit card. Deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when the Company's creators place targeted display advertising in blogs. Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or creator. All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

or adjustment) and determinable, and (iv) collectibility is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended June 30, 2014 and 2013 were approximately $257,000 and $19,000, respectively. Advertising expense charged to operations for the six months ended June 30, 2014 and 2013 were approximately $288,000 and $44,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability as of June 30, 2014 (see Note 3). Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair value measurement. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Unless otherwise disclosed, the fair value of the Company’s capital lease obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plans Assumptions	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Expected term	5 years	6 years	5 years	9 years
Weighted average volatility	41.38%	51.84%	41.84%	52.45%
Weighted average risk free interest rate	1.66%	0.91%	1.64%	1.60%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Average expected forfeiture rates were 15.16% and 50.21% during the three months ended June 30, 2014 and 2013, respectively. Average expected forfeiture rates were 14.99% and 50.21% during the six months ended June 30, 2014 and 2013, respectively.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

$75,000 Notes Payable:
On May 4, 2012, the Company issued an unsecured 30-day promissory note to two of its existing shareholders in the principal amount of $75,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. Upon initial recording of the note, the Company determined that the embedded conversion option (ECO) required bifurcation from the host instrument and classification as a liability at fair value. The initial fair value of the ECO of $15,625 was subsequently remeasured at fair value each reporting period. The note bore interest at a rate of 8% per annum. The noteholders did not elect to convert this note and the Company was not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note was in default bearing interest at the default rate of 18% per annum. On August 15, 2013, the Company satisfied all of its remaining obligations under this note when the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest, into 349,464 shares of common stock and a like number of warrants on the same terms and conditions as other investors in its 2013 Private Placement discussed in Note 4.

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $5,000 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. As of June 30, 2014, the Company had no advances outstanding under this agreement. The Company incurred $38,801 in costs related to this loan acquisition including the fair value of warrants issued of $7,209. These costs have been capitalized in the Company's consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year.

Brian Brady Promissory Notes
On April 11, 2013 and May 22, 2013, the Company entered into unsecured loan agreements with Brian W. Brady, a Director of the Company. Pursuant to these agreements, the Company received short-term loans totaling $750,000 due on May 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. On May 31, 2013, the Company signed an extension and conversion agreement that extended the maturity date to August 31, 2013. Additionally, the parties agreed to allow these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of 5 years. The Company also agreed that upon the first closing of its next private placement it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share for a period of five years and 1,687,500 restricted stock to be issued upon the earlier of two years after the closing or completion of a transaction resulting in a change of control of the Company. The Company accounted for the extension and conversion agreement associated with these loans as a substantial modification on May 31, 2013 (see Note 3 under Convertible Notes-Carried at Fair Value).

On June 7, 2013 and June 14, 2013, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $170,000 due on August 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year.

On August 15, 2013, Mr. Brady converted the total principal and accrued interest on the above notes into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement discussed in Note 4.

During the three and six months ended June 30, 2013, interest expense on all the notes amounted to $9,275 and $18,399, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the three months ended June 30, 2014 and 2013, interest expense related to the amortization of finance costs amounted to $1,375 and $7,826, respectively. During the six months ended June 30, 2014 and 2013, interest expense related to the amortization of finance costs amounted to $7,217 and $12,311, respectively.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 3.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon registration, conversion or exercise, as applicable, of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months after the balance sheet date.

Warrant Liability
2014 Activity:
On February 21, 2014, the Company issued five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.35 per share and five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with its 2014 Private Placement (see Note 4 for further details). As part of the transaction, the Company also issued a five-year warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and a five-year warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share to the placement agent.
The Company determined that these warrants require classification as a liability due to certain registration rights and listing requirements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. Failure to register the shares could result in penalties and the triggering of certain cashless exercise provisions in the warrants. The warrants also require classification as a liability due to provisions for potential exercise price adjustments. The Company determined that the fair value of these warrants on their issuance date on February 21, 2014 was $12,382,216. The fair value and outstanding derivative warrant liability related to these warrant shares as of June 30, 2014 was $7,640,472. The Company filed a registration statement on Form S-1 related to these shares on April 7, 2014, which was declared effective by the SEC on May 14, 2014.

2013 Activity:
In February 2013, pursuant to a private transaction with a warrant holder, the Company redeemed a warrant to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemption was treated as an exchange wherein the difference between the fair value of the newly issued common stock and the carrying value of the warrant received in the exchange was recognized as a loss on exchange of warrants in the amount of $732 during the six months ended June 30, 2013.

From August 15, 2013 through September 23, 2013, the Company issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with its 2013 Private Placement (see Note 4 for further details). The Company determined that these warrants require classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The Company determined that the fair value of these warrants on their issuance date was $2,344,899. The fair value and outstanding derivative warrant liability related to these warrant shares as of June 30, 2014 was $3,194,418. The Company filed a registration statement on Form S-1 on October 16, 2013, which was declared effective by the SEC on November 8, 2013 for the registration of 174,732 of these warrant shares. The Company filed a registration statement on Form S-1 related to the remaining warrant shares on July 17, 2014, which was declared effective by the SEC on July 29, 2014. As a result of the registration, the fair value of these warrants will be remeasured, with the resulting fair value reclassified to equity in July 2014.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

2012 Activity:
The Company determined that 110,000 warrant shares issued in its September 2012 public offering still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of June 30, 2014 was $5,060.

2011 Activity:
The Company determined that 13,554 warrant shares remaining from its May 2011 Offering and 250 warrant shares issued in July 2011 for a customer list acquisition still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of June 30, 2014 was $0.

During the three months ended June 30, 2014 and 2013, the Company recorded a gain of $3,239,610 and of $7,700, respectively, due to the change in the fair value of its warrant liability. During the six months ended June 30, 2014 and 2013, the Company recorded a gain of $3,375,211 and of $220, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2012	128,350	$2,750
Issuance of warrants to investors in 2013 Private Placement	14,236,472	2,344,899
Exchange of warrants for common stock	(4,546)	—
Change in fair value of derivatives	—	(514,704)
Balance, December 31, 2013	14,360,276	$1,832,945
Issuance of warrants to investors in 2014 Private Placement	35,786,750	12,382,216
Change in fair value of derivatives	—	(3,375,211)
Balance, June 30, 2014	50,147,026	$10,839,950

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of August 15, 2013 - September 23, 2013, December 31, 2013, February 21, 2014 and June 30, 2014 are as follows:

Binomial Assumptions	August 15, 2013 - September 23, 2013	December 31, 2013	February 21, 2014	June 30, 2014
Fair market value of asset (1)	$0.28-$0.37	$0.30	$0.58	$0.45
Exercise price	$0.25-$0.50	$0.25-$1.25	$0.35-$0.50	$0.25-$1.25
Term (2)	5.0 years	3.7 years - 4.7 years	5.0 years	3.2 years - 4.7 years
Implied expected life (3)	5.0 years	3.7 years - 4.7 years	5.0 years	3.2 years - 4.7 years
Volatility range of inputs (4)	48.46%--81.72%	40.63%--78.73%	60%	39%--76%
Equivalent volatility (3)	56.57%--57.55%	55%--56%	60%	52%--54%
Risk-free interest rate range of inputs (5)	0.04%--1.72%	0.38%--1.75%	1.56%	0.88%--1.62%
Equivalent risk-free interest rate (3)	0.56%--0.69%	0.78%--1.75%	1.56%	0.88%--1.62%
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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

The Company concluded that since the modification resulted in the addition of a conversion feature, the notes no longer met the definition of being indexed to the Company's own stock as provided in ASC 815 Derivatives and Hedging. Accordingly, the modification of these loans on May 31, 2013 resulted in a change that required either bifurcation of the embedded conversion feature or the Company could choose to record the entire fair value of the convertible notes at fair value. According to the terms of the modification, the convertible notes are required to be converted on the date the Company finalizes a future contemplated financing.  Rather than choosing to value the notes based on the present value of their cash flows, it was assumed a market participant would likely consider the common stock equivalent value to be more indicative of the fair value of the notes since they will be converted and not paid in cash.  Therefore, management chose to record the promissory notes  at their fair value using a common stock equivalent approach, with changes in fair value being reported as “Change in the fair value of derivatives and notes payable carried at fair value, net” in the accompanying consolidated statements of operations. The $750,000 convertible notes payable was valued at $820,202 on May 31, 2013 and $1,163,555 on June 30, 2013 using a common stock equivalent value as outlined in more detail below. This change in fair value resulted in an expense of $343,353 during the three and six months ended June 30, 2013. On August 15, 2013, Mr. Brady converted the total principal and accrued interest on the above notes into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement discussed in Note 4.

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
The Company also has authorized 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which no shares are outstanding as of June 30, 2014.

2014 Private Placement
On February 21, 2014, the Company completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 34,285,728 shares of its common stock, at a purchase price of $0.35 per share, for gross proceeds of approximately $12,000,000. As part of the private placement, the investors received warrants to purchase up to 17,142,864

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

shares of the Company's common stock at an exercise price of $0.35 per share and warrants to purchase up to another 17,142,864 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants will expire on February 21, 2019, 5 years after the date on which they were issued.
The net proceeds of $10,945,632 from the private placement, following the payment of $1,054,373 in offering-related expenses, are being used by the Company to focus on revenue growth through the acceleration of its sales and client relations activities and marketing initiatives, establishment of strategic partnerships and continuation of technology and engineering enhancements to its platforms, as well as to fund its working capital and capital expenditure requirements. At the closing of the private placement, the Company paid Craig-Hallum Capital Partners LLC, the exclusive placement agent for the private placement, cash compensation of $814,850 and two five-year warrants, one warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and another warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share.
The Company agreed, pursuant to the terms of a registration rights agreement with the investors, to (i) file a shelf registration statement with respect to the resale of the shares of its common stock sold to the investors and shares of its common stock issuable upon exercise of the warrants with the SEC within the sooner of 60 days after the closing date or 10 business days after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2013; (ii) use its commercially reasonable best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction. If the Company is unable to comply with any of the above covenants, it will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price per month until such non-compliance is cured, with such liquidated damages payable in cash. The Company filed a registration statement on Form S-1 related to these shares on April 7, 2014, which was declared effective by the SEC on May 14, 2014.
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

Pursuant to the terms of the Securities Purchase Agreements issued in the 2013 Private Placement, the Company filed a registration statement on Form S-1 with the SEC on October 16, 2013, which was declared effective by the SEC on November 8, 2013 for the registration of 8,730,000 shares of issued common stock and 174,732 shares underlying the warrants. The Company registered the remaining shares underlying the warrants in July 2014 as discussed in Note 8.

Additional Warrant Transactions
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

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options as an incentive for its employees and consultants.  On April 16, 2014, upon consent from holders of a majority of the Company's outstanding voting capital stock, the Company increased the number of shares of common stock available for issuance under the May 2011 Plan from 11,613,715 to 20,000,000 shares. As of June 30, 2014, the Company had 11,002,576 shares of common stock available for future grants under the May 2011 Plan.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of June 30, 2014, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the six months ended June 30, 2014 and the year ended December 31, 2013 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2012	391,977	$5.87	4.3
Granted	8,620,062	0.26
Exercised	—	—
Forfeited	(1,261,561)	0.49
Outstanding at December 31, 2013	7,750,478	$0.51	8.1
Granted	1,396,680	0.47
Exercised	—	—
Forfeited	(63,468)	2.90
Outstanding at June 30, 2014	9,083,690	$0.50	7.3

Exercisable at June 30, 2014	3,044,467	$0.66	8.0

During the six months ended June 30, 2014 and 2013, no options were exercised. The outstanding options have an aggregate intrinsic value of $0 as of June 30, 2014. There is no aggregate intrinsic value on the exercisable options as of June 30, 2014 since the weighted average exercise price per share exceeded the fair value of $0.45 on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the six months ended June 30, 2014 and the year ended December 31, 2013 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2012	308,627	$2.17	2.9
Granted	8,620,062	0.20
Vested	(1,871,201)	0.36
Forfeited	(1,248,125)	0.23
Nonvested at December 31, 2013	5,809,363	$0.24	3.3
Granted	1,396,680	0.18
Vested	(1,136,800)	0.24
Forfeited	(30,020)	0.30
Nonvested at June 30, 2014	6,039,223	$0.23	3.3

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended June 30, 2014 and 2013 was $131,412 and $128,914, respectively. Total stock-based compensation expense recognized on awards outstanding during the six months ended June 30, 2014 and 2013 was $246,750 and $168,374, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to nonvested awards expected to vest of $1,281,688 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,500,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 20,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of June 30, 2014, no shares have been issued under the ESPP.

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

Effective October 1, 2013, the Company entered into a six-month agreement to pay $5,000 per month to a firm which would provide investor relations services. In accordance with the agreement, the Company also issued 50,000 shares of restricted common stock valued at $19,000 on October 1, 2013, which is being amortized over the six month service period. $9,500 of this value was recognized as general and administrative expense on the accompanying consolidated statement of operations for the twelve months ended December 31, 2013 and during the six months ended June 30, 2014.

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

The following tables contain summarized information about nonvested restricted stock outstanding during the six months ended June 30, 2014 and the year ended December 31, 2013:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Restricted Stock	Common Shares
Nonvested at December 31, 2012	48,582
Granted	1,354,412
Vested	(1,402,994)
Forfeited	—
Nonvested at December 31, 2013	—
Granted	278,774
Vested	(278,774)
Forfeited	—
Nonvested at June 30, 2014	—

Total stock-based compensation expense recognized for vested restricted stock awards during the six months ended June 30, 2013 was $114,965, of which $12,805 is included in sales and marketing expense and $102,160 is included in general and administrative expense. Total stock-based compensation expense recognized for vested restricted stock awards during the six months ended June 30, 2014 was $129,110 and is included in general and administrative expense in the consolidated statements of operations. The fair value of the services is based on the value of the Company's common stock over the term of service.

NOTE 5.    EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during each period presented. Diluted earnings per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income (Loss)	$2,029,135	$(893,470)	$1,459,824	$(1,777,300)
Weighted average shares outstanding - basic	57,045,282	7,226,745	47,145,510	7,020,347
Basic income (loss) per share	$0.04	$(0.12)	$0.03	$(0.25)

Net Income (Loss)	$2,029,135	$(893,470)	$1,459,824	$(1,777,300)

Weighted average shares outstanding - basic	57,045,282	7,226,745	47,145,510	7,020,347
Potential shares from "in-the-money" options	8,645,105	—	8,315,105	—
Potential shares from "in-the-money" warrants	29,257,250	—	29,257,250	—
Potential shares from converted restricted stock units	1,747,853	—	1,726,887	—
Less: Shares assumed repurchased under the Treasury Stock Method	(23,732,966)	—	(24,408,837)	—
Weighted average shares outstanding - diluted	72,962,524	7,226,745	62,035,915	7,020,347

Diluted income (loss) per share	$0.03	$(0.12)	$0.02	$(0.25)

The Company excluded the following items from the above computation of diluted earnings per common share as their effect would be anti-dilutive:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	438,585	2,439,940	768,585	2,439,940
Warrants	25,135,499	4,369,527	14,854,223	4,369,527
Restricted stock units	—	94,394	—	94,394
Potential conversion of Series A convertible preferred stock	—	3,788	—	3,788
Potential conversion of promissory notes payable	—	7,763,500	—	7,763,500
Total excluded shares	25,574,084	14,671,149	15,622,808	14,671,149

NOTE 6.    RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014, the Company incurred approximately $75,000 in legal fees payable to Northwest Broadcasting, Inc. where Brian Brady, a director, is the President and Chief Executive Officer. The legal fees are included as part of the offering related expenses in the 2014 Private Placement.

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

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred since June 30, 2014 that require recognition or disclosure in the financial statements, except as follows:

The Company filed a registration statement on Form S-1 related to the unregistered warrant shares issued in the 2013 Private Placement and other warrants issued during 2013 on July 17, 2014, which was declared effective by the SEC on July 29, 2014. As a result of the registration, the fair value of its 2013 warrants as discussed in Note 3 will be remeasured, with the resulting fair value reclassified to equity in July 2014.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements.” The statements, which are not historical facts contained in this report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the SEC.

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

Company History

IZEA, Inc. was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered in Winter Park, Florida with offices in Chicago and Los Angeles and a sales presence in New York, London and Detroit.

Company Overview

IZEA is a leader and pioneer in the social sponsorship space. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of PayPerPost.com and have focused on scaling our offerings ever since.
Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice known as “native advertising.” We generate our revenue primarily through the sale of sponsorship campaigns to our advertisers. We fulfill these campaigns through our platforms by utilizing our network of creators to complete sponsorship opportunities for its advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.

We currently operate multiple online properties including SocialSpark.com and SponsoredTweets.com. In March 2014, we launched The IZEA Exchange (IZEAx), a social sponsorship platform designed to replace our older platforms with current technology and provide the infrastructure necessary to support a larger and more diverse social sponsorship ecosystem. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. We are in the process of sunsetting all of our older platforms by the end of 2014 and moving all of our transactions to IZEAx.

Our platforms take the existing concepts of product placement and endorsements commonly found in movies, television and radio and apply them to the social web. We democratize the sponsorship process, allowing everyone from college students and stay at home moms to celebrities the opportunity to monetize their content, creativity and influence in social media. We direct bloggers, tweeters and other types of social media content creators to share information about companies, products, websites and events within their social media content streams. Advertisers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their posts.
Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	(unaudited)
	Three Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change
Revenue	$1,969,235	$1,715,273	$253,962	14.8%
Cost of sales	656,656	770,901	(114,245)	(14.8)%
Gross profit	1,312,579	944,372	368,207	39.0%
Operating expenses:
General and administrative	2,176,514	1,364,569	811,945	59.5%
Sales and marketing	343,283	115,090	228,193	198.3%
Total operating expenses	2,519,797	1,479,659	1,040,138	70.3%
Loss from operations	(1,207,218)	(535,287)	(671,931)	(125.5)%
Other income (expense):
Interest expense	(6,051)	(22,530)	16,479	(73.1)%
Change in fair value of derivatives and notes payable carried at fair value, net	3,239,610	(335,653)	3,575,263	(1,065.2)%
Other income (expense), net	2,794	—	2,794	100.0%
Total other income (expense)	3,236,353	(358,183)	3,594,536	1,003.5%
Net income (loss)	$2,029,135	$(893,470)	$2,922,605	327.1%

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), we consider certain financial measures that are not prepared in accordance with U.S. GAAP, including Operating EBITDA. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We believe that Operating EBITDA provides useful information to investors as it excludes transactions not related to the core cash operating business activities including non-cash transactions. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and Operating EBITDA as presented by IZEA may not be comparable to EBITDA presented by other companies. IZEA defines Operating EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment and all other income and expense items such as loss on exchanges and changes in fair value of derivatives, if applicable.

Reconciliation of Net Income (Loss) to Operating EBITDA:	(unaudited)
	Three Months Ended
	June 30, 2014	June 30, 2013
Net income (loss)	$2,029,135	$(893,470)
Non-cash stock-based compensation	131,412	128,914
Non-cash stock issued for payment of services	70,750	68,180
Change in the fair value of derivatives	(3,239,610)	335,653
Gain on disposal of equipment	(401)	—
Interest expense	6,051	22,530
Depreciation	22,913	12,349
Amortization of software development costs and other assets	47,406	4,500
Operating EBITDA	$(932,344)	$(321,344)

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

Revenues for the three months ended June 30, 2014 increased by $253,962, or 14.8%, compared to the same period in 2013. The increase was attributable to a $169,000 increase in our Sponsored Revenue, a $30,000 decrease from Media Revenue and a $115,000 increase in Service Fee Revenue. In the three months ended June 30, 2014, Sponsored Revenue was 89%, Media Revenue was 3% and Service Fee Revenue was 8% of total revenue compared to Sponsored Revenue of 91%, Media Revenue of 6% and Service Fee Revenue of 3% of total revenue in the three months ended June 30, 2013. The increase in Sponsored Revenue income was primarily attributable to our concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Service fees increased in the three months ended June 30, 2014 due to more fees received from inactive self-service advertisers.

Our net bookings of $2.6 million for the three months ended June 30, 2014 were approximately 40% higher than the net bookings of $1.8 million for the three months ended June 30, 2013. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2014 as compared to 2013.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the three months ended June 30, 2014 decreased by $114,245, or (14.8)%, compared to the same period in 2013.

Gross profit for the three months ended June 30, 2014 increased by $368,207, or 39.0%, compared to the same period in 2013.  Additionally, our gross profit as a percentage of revenue increased by twelve percentage points from 55% for the three months ended June 30, 2013 to 67% for the same period in 2014. The gross profit increase during the three months ended June 30, 2014 compared to 2013 is primarily attributable to an increase in larger advertisers using our managed campaign services, where we manage all aspects of their sponsored social advertising, as compared to smaller or self-service advertisers who manage their own campaigns using our platforms. Additionally, a larger portion of revenue was derived from service fees during the three months ended June 30, 2014, which have little or no cost associated with them.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended June 30, 2014 increased by $1,040,138, or 70.3%, compared to the same period in 2013. The increase was primarily attributable to higher personnel costs, professional fees and advertising costs.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the three months ended June 30, 2014 increased by $811,945, or 59.5%, compared to the same period in 2013. The increase was primarily attributable to an increase in personnel costs of approximately $486,000 as a result of the increase in the number of our personnel by nearly 90% and additional commissions paid to personnel for the increase in customer bookings; a $111,000 increase in professional fees primarily for the continued development of IZEA Exchange (IZEAx), our new web-based advertising exchange platform after its release; an increase in investor relations expenses of approximately $51,000 due to the retainer of several investor relation firms to help further promote our Company in the current year; a $32,000 increase in travel costs related to the launch tour of our new platform and increase in outside personnel; a $30,000 increase in software and subscription costs as a result of increased personnel and additional systems used to manage our growing business; and a $19,000 increase in rent for our new facilities.

IZEAx will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We have filed a patent application covering important features of this platform which is currently pending approval. On March 17, 2014, we launched a public beta of IZEA.com powered by IZEAx. Personnel costs and all the other variable costs related to an increase in personnel are expected to increase throughout 2014 as we increase our sales efforts and continue to develop and support our IZEAx. Rent expense is expected to increase over our 2013 levels, because our rent for 2013 was lower than standard market rates pursuant to our one-year sublease. Additionally, with our personnel growth, we are increasing the amount of office space that we are leasing in Winter Park, Florida in the third quarter of 2014.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2014 increased by $228,193 or 198.3%, compared to the same period in 2013.   The increase was primarily attributable to increased planned promotional expenses related to the launch of IZEAx and development of brand recognition for IZEA.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the three months ended June 30, 2014 decreased by $16,479 compared to the same period in 2013 primarily due to lower debt balances in 2014 after all debt was converted into equity pursuant to the terms of their agreement or by separate agreement in our 2013 Private Placement.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $3,239,610 and $7,700, resulting from the increase in the fair value of certain warrants during the three months ended June 30, 2014 and 2013, respectively. Additionally, we recorded expense from the increase in fair value of certain notes payable of during the three months ended June 30, 2013 in the amount of $343,353. The net effect of these changes in fair values resulted in income of $3,239,610 and expense of $335,653 during the three months ended June 30, 2014 and 2013, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. We have 50,147,026 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease causing substantial income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a substantial loss from the change in fair value.

Net Income (Loss)

Net income for the three months ended June 30, 2014 was $2,029,135, compared to a net loss of $893,470 for the same period in 2013.  The increase in net income is primarily the result of the change in fair value of derivative financial instruments as discussed above.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	(unaudited)
	Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change
Revenue	$3,926,275	$3,100,548	$825,727	26.6%
Cost of sales	1,306,189	1,347,003	(40,814)	(3.0)%
Gross profit	2,620,086	1,753,545	866,541	49.4%
Operating expenses:
General and administrative	4,020,654	2,939,161	1,081,493	36.8%
Sales and marketing	504,150	209,259	294,891	140.9%
Total operating expenses	4,524,804	3,148,420	1,376,384	43.7%
Loss from operations	(1,904,718)	(1,394,875)	(509,843)	(36.6)%
Other income (expense):
Interest expense	(15,068)	(37,996)	22,928	(60.3)%
Loss on exchange of warrants and debt	—	(732)	732	(100.0)%
Change in fair value of derivatives and notes payable carried at fair value, net	3,375,211	(343,777)	3,718,988	(1,081.8)%
Other income (expense), net	4,399	80	4,319	5,398.8%
Total other income (expense)	3,364,542	(382,425)	3,746,967	979.8%
Net income (loss)	$1,459,824	$(1,777,300)	$3,237,124	182.1%

Reconciliation of Net Income (Loss) to Operating EBITDA:	(unaudited)
	Six Months Ended
	June 30, 2014	June 30, 2013
Net income (loss)	$1,459,824	$(1,777,300)
Non-cash stock-based compensation	246,750	168,374
Non-cash stock issued for payment of services	129,110	114,965
Change in the fair value of derivatives	(3,375,211)	343,777
Loss on exchange of warrants	—	732
Gain on disposal of equipment	(401)	—
Interest expense	15,068	37,996
Depreciation	40,780	24,928
Amortization of software development costs and other assets	47,406	9,000
Operating EBITDA	$(1,436,674)	$(1,077,528)

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

Revenues for the six months ended June 30, 2014 increased by $825,727, or 26.6%, compared to the same period in 2013. The increase was attributable to a $800,000 increase in our Sponsored Revenue, a $32,000 decrease from Media Revenue and a $57,000 increase in Service Fee Revenue. In the six months ended June 30, 2014, Sponsored Revenue was 90%, Media Revenue was 4% and Service Fee Revenue was 6% of total revenue compared to Sponsored Revenue of 88%, Media Revenue of 6% and Service Fee Revenue of 6% of total revenue in the six months ended June 30, 2013. The increase in Sponsored

Revenue income was primarily attributable to our concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Service fees increased in the six months ended June 30, 2014 due to more fees received from inactive self-service advertisers.

Our net bookings of $4.3 million for the six months ended June 30, 2014 were approximately 24% higher than the net bookings of $3.5 million for the six months ended June 30, 2013. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2014 as compared to 2013.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the six months ended June 30, 2014 decreased by $40,814, or (3.0)%, compared to the same period in 2013.

Gross profit for the six months ended June 30, 2014 increased by $866,541, or 49.4%, compared to the same period in 2013.  Additionally, our gross profit as a percentage of revenue increased by ten percentage points from 57% for the six months ended June 30, 2013 to 67% for the same period in 2014. The gross profit increase during the six months ended June 30, 2014 compared to 2013 is primarily attributable to an increase in larger advertisers using our managed campaign services, where we manage all aspects of their sponsored social advertising, as compared to smaller or self-service advertisers who manage their own campaigns using our platforms. Additionally, a larger portion of revenue was derived from service fees during the six months ended June 30, 2014 which have little or no cost associated with them.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the six months ended June 30, 2014 increased by $1,376,384, or 43.7%, compared to the same period in 2013. The increase was primarily attributable to higher personnel and related costs, stock compensation and investor relations expenses, along with higher travel and promotional marketing expenses for our new platform.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the six months ended June 30, 2014 increased by $1,081,493, or 36.8%, compared to the same period in 2013. The increase was primarily attributable to an increase in personnel costs of approximately $528,000 as a result of the increase in the number of our personnel by nearly 90% and additional commissions paid to personnel for the increase in customer bookings; an increase in investor relations expenses of approximately $114,000 due to the retainer of several investor relation firms to help further promote our Company in the current year; a $100,000 increase in software and subscription costs as a result of increased personnel and additional systems used to manage our growing business; a $87,000 increase in travel costs related to the launch tour of our new platform and increase in outside personnel; an increase in non-cash stock compensation expense of approximately $78,000 due to several large option grants in the third quarter of 2013 that are vesting in the current year; a $63,000 increase in professional fees primarily for the continued development of IZEAx after its release; and a $34,000 increase in rent for our new facilities.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2014 increased by $294,891 or 140.9%, compared to the same period in 2013.   The increase was primarily attributable to increased planned promotional expenses related to the launch of IZEAx and development of brand recognition for IZEA.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the six months ended June 30, 2014 decreased by $22,928 compared to the same period in 2013 primarily due to lower debt balances in 2014 after all debt was converted into equity pursuant to the terms of their agreement or by separate agreement in our August 2013 Private Placement.

During the six months ended June 30, 2013, we recognized a $732 loss on exchange when we redeemed certain warrants to purchase an aggregate of 4,546 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $3,375,211 and $220, resulting from the increase in the fair value of certain warrants during the six months ended June 30, 2014 and 2013, respectively. Additionally, we recorded a $343,353 expense from the increase in fair value of certain notes payable and a $644 expense from the increase in fair value of compound embedded derivatives during the six months ended June 30, 2013. The net effect of these changes in fair values resulted in income of $3,375,211 and expense of $343,777 during the six months ended June 30, 2014 and 2013, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. We have 50,147,026 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease causing substantial income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a substantial loss from the change in fair value.

Net Income (Loss)

Net income for the six months ended June 30, 2014 was $1,459,824, which increased from a net loss of $1,777,300 for the same period in 2013.  The increase in the net income is primarily the result of the non-cash loss due to the change in fair value of derivative financial instruments as discussed above.

Liquidity and Capital Resources

Our cash position was $9,753,049 as of June 30, 2014 as compared to $530,052 as of December 31, 2013, an increase of $9,222,997 primarily as a result of proceeds received in our 2014 Private Placement described below.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $24,665,590 as of June 30, 2014.

Cash used for operating activities was $1,387,692 during the six months ended June 30, 2014 and was primarily a result of our loss from operations during the period of $1,904,718 offset by non-cash expenses for stock-based compensation payments totaling $375,860 and an increase in our accounts receivable balances of $317,292. Cash used for investing activities was $298,651 during the six months ended June 30, 2014 due primarily to the capitalization of software development costs for IZEAx that launched in March 2014 and increases in computer equipment purchases. Cash provided by financing activities was $10,909,340 during the six months ended June 30, 2014 was primarily a result of net proceeds of $10,945,632 from the sale of our common stock, as further discussed below. Financing activities were reduced by loan costs and principal payments on our capital leases of $36,292.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of June 30, 2014. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the six months ended June 30, 2014 and 2013.

We derive revenue from three sources: revenue from an advertiser for the use of the our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on our online platform and their request was completed and content listed, as applicable, by our creators for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Advertisers may prepay for services by placing a deposit in their account with us.  The deposits are typically paid by the advertiser via check, wire transfer or credit card. Deposits are recorded as unearned revenue until earned as described above. Media Revenue is recognized and considered earned when our creators place targeted display advertising in blogs. Service fees are recognized immediately when the maintenance, enhancement or other service is performed for an advertiser or creator.   Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) our price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, establish the pricing and determine the service specifications.
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

The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2013 and through June 30, 2014:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2013	2,170,834	$0.25	10 years	52.72%	1.91%	$0.16
June 30, 2013	975,250	$0.25	6 years	51.84%	0.91%	$0.12
September 30, 2013	4,493,978	$0.35	10 years	51.72%	2.74%	$0.24
December 31, 2013	980,000	$0.34	5 years	47.55%	1.37%	$0.14
March 31, 2014	330,000	$0.48	5 years	43.32%	1.60%	$0.19
June 30, 2014	1,066,680	$0.46	5 years	41.38%	1.66%	$0.18

There were 9,083,690 total options outstanding with a weighted average exercise price of $0.50 per share and 3,044,467 exercisable options outstanding with a weighted average exercise price of $0.66 per share as of June 30, 2014.  There is no aggregate intrinsic value on the exercisable, outstanding options as of June 30, 2014 since the weighted average exercise price per share exceeded the market price of $0.45 of our common stock on such date.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Principal Financial and Accounting Officer ("PFO"), who are the same person, to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $24,665,590 as of June 30, 2014.   Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We are developing a new platform to process all of our existing business transactions and grow our operations, but cannot provide any assurance regarding its commercial success.

We are developing a new platform called the IZEA Exchange (IZEAx) which is currently in public beta. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content through a wide variety of social channels. IZEAx is a brand-new system, engineered from the ground-up to replace all of our current platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term commercial success or growth. A portion of the proceeds of our 2014 Private Placement is being used for completion of the IZEAx platform, which is scheduled for continued updates during the next two years. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us. If our advertisers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new advertisers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of August 8, 2014, we have 57,497,631 shares of common stock issued, outstanding stock options to purchase 9,064,769 shares of common stock at an average price of $0.50 per share, outstanding warrants to purchase 53,942,749 shares of common stock at an average price of $0.41 per share, and 1,781,154 shares of vested, yet unissued, shares of restricted common stock. Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 11,020,247 shares of common stock under our May 2011 Equity Incentive Plan and 1,500,000 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial sales of our common stock under the prospectus relating to our 2014 Private Placement, which could cause our stock price to drop.

We agreed with the investors in our 2014 Private Placement to file a shelf registration statement with the SEC with respect to the resale of all of the shares of our common stock, as well as shares of common stock issuable upon the exercise of warrants, purchased by investors. We filed a registration statement on Form S-1 on April 7, 2014 and it was declared effective on May 14, 2014.  The registration statement includes a total of 68,571,456 shares of our common stock (of which 34,285,728 shares are presently outstanding and 34,285,728 shares are issuable upon the exercise of warrants).  There are currently no agreements or understandings in place with these selling stockholders to restrict their sale of those shares after the effective date of the registration statement.  Sales of a substantial number of shares of our common stock by the selling stockholders at such time could cause the market price of our common stock to drop and could impair our ability to raise capital in the future by selling additional securities.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock for Services

Effective January 1, 2014, we entered into a one-year agreement to pay $7,500 per month and 100,000 shares of restricted stock per quarter to a firm to provide investor relations services. In accordance with the agreement, we issued 100,000 shares of restricted common stock valued at $30,110 on January 1, 2014 and 100,000 shares of restricted common stock valued at $52,000 on April 1, 2014. This agreement may be canceled at any time, by either party, upon written notice. The foregoing issuances of securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.11	Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.12	Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.13	Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.14	Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).

10.15		2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
31.1	*	Section 302 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.1	**	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101	***
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

August 13, 2014	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)