Form 10-Q
period 2014-09-30
IZEA, Inc.
filed 2014-11-13
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by tion 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐   No   ☒

 As of November 11, 2014, there were 57,497,631 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$7,879,918	$530,052
Accounts receivable	1,475,834	1,659,802
Prepaid expenses	485,176	109,960
Other current assets	150,892	83,486
Total current assets	9,991,820	2,383,300

Property and equipment, net of accumulated depreciation of $220,319 and $205,070	275,920	156,482
Software development costs, net of accumulated amortization of $94,812 and $0	474,063	362,346
Security deposits	57,641	46,574
Total assets	$10,799,444	$2,948,702

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$642,671	$817,057
Accrued expenses	452,030	365,454
Unearned revenue	1,136,072	1,292,228
Current portion of capital lease obligations	60,001	43,852
Total current liabilities	2,290,774	2,518,591

Capital lease obligations, less current portion	15,601	34,013
Deferred rent	74,687	14,179
Warrant liability	5,423,124	1,832,945
Total liabilities	7,804,186	4,399,728

Stockholders’ equity (deficit:)
Series A convertible preferred stock; $.0001 par value; 240 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 57,497,631 and 22,560,653 issued and outstanding	5,750	2,256
Additional paid-in capital	26,969,728	24,672,132
Accumulated deficit	(23,980,220)	(26,125,414)
Total stockholders’ equity (deficit)	2,995,258	(1,451,026)

Total liabilities and stockholders’ equity (deficit)	$10,799,444	$2,948,702

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$1,931,671	$1,565,851	$5,857,946	$4,666,399
Cost of sales	692,217	499,127	1,998,406	1,846,130
Gross profit	1,239,454	1,066,724	3,859,540	2,820,269

Operating expenses:
General and administrative	2,320,142	1,655,727	6,340,796	4,594,888
Sales and marketing	482,045	63,436	986,195	272,695
Total operating expenses	2,802,187	1,719,163	7,326,991	4,867,583

Loss from operations	(1,562,733)	(652,439)	(3,467,451)	(2,047,314)

Other income (expense):
Interest expense	(5,519)	(14,439)	(20,587)	(52,435)
Loss on exchange of warrants and debt	—	(93,482)	—	(94,214)
Change in fair value of derivatives and notes payable carried at fair value, net	2,250,344	(215,092)	5,625,555	(558,869)
Other income (expense), net	3,278	150	7,677	230
Total other income (expense)	2,248,103	(322,863)	5,612,645	(705,288)

Net income (loss)	$685,370	$(975,302)	$2,145,194	$(2,752,602)

Weighted average common shares outstanding – basic	57,350,743	12,996,717	50,584,635	9,034,361
Basic income (loss) per common share	$0.01	$(0.08)	$0.04	$(0.30)

Weighted average common shares outstanding – diluted	69,428,993	12,996,717	63,663,192	9,034,361
Diluted income (loss) per common share	$0.01	$(0.08)	$0.03	$(0.30)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	22,560,653	$2,256	$24,672,132	$(26,125,414)	$(1,451,026)
Sale of common stock, net of offering costs	34,285,728	3,429	10,928,759	—	10,932,188
Fair value of warrants issued	—	—	(12,382,216)	—	(12,382,216)
Fair value of 2013 PPM warrants reclassified from liability to equity	—	—	3,166,482	—	3,166,482
Exercise of stock options & warrants	451,250	45	112,755	—	112,800
Stock purchase plan subscriptions	—	—	724	—	724
Stock issued for payment of services	200,000	20	82,090	—	82,110
Stock-based compensation	—	—	389,002	—	389,002
Net income	—	—	—	2,145,194	2,145,194
Balance, September 30, 2014	57,497,631	$5,750	$26,969,728	$(23,980,220)	$2,995,258

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,145,194	$(2,752,602)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	65,683	36,377
Amortization of software development costs and other assets	103,529	33,636
Loss on sale of furniture and equipment	16,192	—
Bad debt expense	—	24,018
Stock-based compensation	389,002	359,251
Stock issued or to be issued for payment of services	147,860	416,768
Loss on exchange of warrants and debt	—	94,214
Change in fair value of derivatives and notes payable carried at fair value, net	(5,625,555)	558,869
Cash provided by (used for):
Accounts receivable	183,968	(760,864)
Prepaid expenses and other current assets	(454,839)	17,716
Accounts payable	(174,386)	(421,790)
Accrued expenses	30,326	273,061
Unearned revenue	(156,156)	120,779
Deferred rent	60,508	—
Net cash used for operating activities	(3,268,674)	(2,000,567)

Cash flows from investing activities:
Purchase of equipment	(159,974)	(15,064)
Increase in software development costs	(206,529)	(244,878)
Security deposits	(11,067)	1,097
Net cash used for investing activities	(377,570)	(258,845)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	—	1,439,798
Proceeds from issuance of common stock and warrants, net	10,932,912	2,032,145
Proceeds from exercise of stock options & warrants	112,800	—
Payments on notes payable and capital leases	(49,602)	(206,789)
Net cash provided by financing activities	10,996,110	3,265,154

Net increase in cash and cash equivalents	7,349,866	1,005,742
Cash and cash equivalents, beginning of year	530,052	657,946

Cash and cash equivalents, end of period	$7,879,918	$1,663,688

Supplemental cash flow information:
Cash paid during period for interest	$11,870	$9,902

Non-cash financing and investing activities:
Fair value of 2013 PPM warrants reclassified from liability to equity	$3,166,482	$—
Fair value of warrants issued	$12,382,216	$2,352,108
Conversion of notes payable into common stock	$—	$1,501,229
Acquisition of assets through capital lease	$41,339	$55,369
See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2014, the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the consolidated statement of stockholders' equity (deficit) for the nine months ended September 30, 2014 and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Nature of Business
IZEA, Inc. (the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. The Company is headquartered in Winter Park, Florida with offices in Chicago and Los Angeles and a sales presence in New York, London and Detroit.

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of September 30, 2014 and December 31, 2013. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the nine months ended September 30, 2014 and 2013.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At September 30, 2014, there were no customers that accounted for more than 10% of the Company’s accounts receivable in the aggregate. At December 31, 2013, the Company had two customers which accounted for 23% of total accounts receivable in the aggregate. The Company had no customers that accounted for more than 10% of the Company’s revenue during the three months ended September 30, 2014 and two customers that accounted for 33% of its revenue during the three months ended September 30, 2013. The Company had one customer that accounted for 10% of its revenue during the nine months ended September 30, 2014 and one customer that accounted for 13% of its revenue during the nine months ended September 30, 2013.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Development Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
Leasehold Improvements	5 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is recognized in net income or loss.

Software Development Costs
Throughout 2013 and 2014, the Company developed a new web-based advertising exchange platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company capitalized $568,875 in direct materials, payroll and benefit costs to software development costs in the consolidated balance sheet as of September 30, 2014. The Company determined that on April 15, 2013, the project became technologically feasible and the development phase began. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx and began amortizing the costs over three years.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the three months ended September 30, 2014 and 2013 were approximately $347,000 and $12,000, respectively. Advertising expense charged to operations for the nine months ended September 30, 2014 and 2013 were approximately $635,000 and $56,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying factor (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability as of September 30, 2014 (see Note 3). Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair value measurement. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, unearned revenue and accrued expenses. Unless otherwise disclosed, the fair value of the Company’s capital lease obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 4) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected term	5 years	10 years	5 years	9 years
Weighted average volatility	40.37%	51.72%	40.83%	52.02%
Weighted average risk free interest rate	1.75%	2.74%	1.71%	2.27%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Average expected forfeiture rates were 3.79% and 50.21% during the three months ended September 30, 2014 and 2013, respectively. Average expected forfeiture rates were 7.29% and 50.21% during the nine months ended September 30, 2014 and 2013, respectively.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $5,000 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime rate plus 2% per annum. The default rate of interest is prime plus 7%. As of September 30, 2014, the Company had no advances outstanding under this agreement. The Company incurred $37,301 in costs related to this loan acquisition including the fair value of warrants issued of $7,209. These costs have been capitalized in the Company's consolidated balance sheet as deferred finance costs and are being amortized to interest expense over one year.

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

On June 7, June 14, July 25 and August 12, 2013, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $520,000 due on August 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year.

On August 15, 2013, Mr. Brady converted the $1,270,000.00 of total principal, plus $19,252 of accrued interest, into 5,157,008 shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement discussed in Note 4. There were no further amounts owed to Mr. Brady after the conversion.

During the three and nine months ended September 30, 2013, interest expense on all the notes amounted to $3,998 and $22,397, respectively. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes are subject to amortization, through charges to interest expense, using the effective interest method. During the three months ended September 30, 2014 and 2013, interest expense related to the amortization of finance costs amounted to $1,500 and $7,826, respectively. During the nine months ended September 30, 2014 and 2013, interest expense related to the amortization of finance costs amounted to $8,717 and $20,137, respectively.

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
The Company determined that these warrants require classification as a liability due to certain registration rights and listing requirements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The warrants also require classification as a liability due to provisions for potential exercise price adjustments. The Company determined that the fair value of these warrants on their issuance date on February 21, 2014 was $12,382,216. The fair value and outstanding derivative warrant liability related to these warrant shares as of September 30, 2014 was $5,421,694. The Company filed a registration statement on Form S-1 related to these shares on April 7, 2014, which was declared effective by the SEC on May 14, 2014. Although the warrants are currently registered, they still require liability classification due to the provisions for potential exercise price adjustments.

2013 Activity:
In February 2013, pursuant to a private transaction with a warrant holder, the Company redeemed a warrant to purchase 5,001 shares of common stock for the same number of shares without the Company receiving any further cash consideration. The redemption was treated as an exchange wherein the difference between the fair value of the newly issued common stock and the carrying value of the warrant received in the exchange was recognized as a loss on exchange of warrants in the amount of $732 during the nine months ended September 30, 2013.

On May 4, 2012, the Company issued an unsecured 30-day promissory note to two of its existing shareholders in the principal amount of $75,000 (See Note 2). On August 15, 2013, the Company satisfied all of its remaining obligations under this note when the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest, into 349,464 shares of common stock and a like number of warrants on the same terms and conditions as other investors in its 2013 Private Placement discussed in Note 4. Since there was no conversion provision in effect on the note at the time, the conversion was treated as an exchange wherein the difference between the fair value of the newly issued common stock and the carrying value of the note received in the exchange was recognized as a loss on exchange of debt in the amount of $93,482 during the three and nine months ended September 30, 2013.

From August 15, 2013 through September 23, 2013, the Company issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with its 2013 Private Placement (see Note 4 for further details). The Company determined that these warrants require classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The Company determined that the fair value of these warrants on their issuance date was $2,344,899. The Company filed a registration statement on Form S-1 on October 16,

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

2013, which was declared effective by the SEC on November 8, 2013 for the registration of 174,732 of these warrant shares. The Company filed a registration statement on Form S-1 related to the remaining warrant shares on July 17, 2014, which was declared effective by the SEC on July 29, 2014. The fair value and outstanding derivative warrant liability related to these warrant shares as of July 29, 2014 was $3,166,482. As a result of the registration, the warrants no longer require liability classification and the fair value was reclassified to equity in July 2014.

2012 Activity:
The Company determined that 110,000 warrant shares issued in its September 2012 public offering still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of September 30, 2014 was $1,430.

2011 Activity:
The Company determined that 13,554 warrant shares remaining from its May 2011 Offering and 250 warrant shares issued in July 2011 for a customer list acquisition still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of September 30, 2014 was $0.

During the three months ended September 30, 2014 and 2013, the Company recorded a gain of $2,250,344 and of $207,462, respectively, due to the change in the fair value of its warrant liability. During the nine months ended September 30, 2014 and 2013, the Company recorded a gain of $5,625,555 and of $207,682, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2012	128,350	$2,750
Issuance of warrants to investors in 2013 Private Placement	14,236,472	2,344,899
Exchange of warrants for common stock	(4,546)	—
Change in fair value of derivatives	—	(514,704)
Balance, December 31, 2013	14,360,276	$1,832,945
Issuance of warrants to investors in 2014 Private Placement	35,786,750	12,382,216
Reclassification of fair value of 2013 Private Placement warrants to equity	(14,236,472)	(3,166,482)
Change in fair value of derivatives	—	(5,625,555)
Balance, September 30, 2014	35,910,554	$5,423,124

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of August 15, 2013 - September 23, 2013, December 31, 2013, February 21, 2014, July 29, 2014 and September 30, 2014 are as follows:

Binomial Assumptions	August 15, 2013 - September 23, 2013	December 31, 2013	February 21, 2014	July 29, 2014	September 30, 2014
Fair market value of asset (1)	$0.28-$0.37	$0.30	$0.58	$0.45	$0.37
Exercise price	$0.25-$0.50	$0.25-$1.25	$0.35-$0.50	$0.25-$0.50	$0.35-$1.25
Term (2)	5.0 years	3.7 - 4.7 years	5.0 years	4.1 - 4.2 years	2.9 - 4.4 years
Implied expected life (3)	5.0 years	3.7 - 4.7 years	5.0 years	4.1 - 4.2 years	2.9 - 4.4 years
Volatility range of inputs (4)	48.46%--81.72%	40.63%--78.73%	60%	40%--76%	41%--74%
Equivalent volatility (3)	56.57%--57.55%	55%--56%	60%	53%	45%--53%
Risk-free interest rate range of inputs (5)	0.04%--1.72%	0.38%--1.75%	1.56%	1.35%	1.07%--1.78%
Equivalent risk-free interest rate (3)	0.56%--0.69%	0.78%--1.75%	1.56%	1.35%	1.07%--1.78%

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

The Company concluded that since the modification resulted in the addition of a conversion feature, the notes no longer met the definition of being indexed to the Company's own stock as provided in ASC 815 Derivatives and Hedging. Accordingly, the modification of these loans on May 31, 2013 resulted in a change that required either bifurcation of the embedded conversion feature or the Company could choose to record the entire fair value of the convertible notes at fair value. According to the terms of the modification, the convertible notes are required to be converted on the date the Company finalizes a future contemplated financing.  Rather than choosing to value the notes based on the present value of their cash flows, it was assumed a market participant would likely consider the common stock equivalent value to be more indicative of the fair value of the notes since they will be converted and not paid in cash.  Therefore, management chose to record the promissory notes  at their fair value using a common stock equivalent approach, with changes in fair value being reported as “Change in the fair value of derivatives and notes payable carried at fair value, net” in the accompanying consolidated statements of operations. On August 15, 2013, Mr. Brady converted the total principal and accrued interest on the above notes into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement discussed in Note 4. The $750,000 convertible notes payable was valued at $820,202 on May 31, 2013 and $1,586,109 on the note conversion date of August 15, 2013. This change in fair value resulted in an expense of $422,554 and $765,907 during the three and nine months ended September 30, 2013, respectively.

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 required bifurcation and liability classification as derivative financial instruments because it was not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The value of the compound embedded derivative on December 31, 2012 was $11,817 and its value on the conversion date of February 4, 2013 was $12,461. The Company recorded the value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital. As of February 4, 2013, all convertible notes in which the conversion feature had been bifurcated and recorded at fair value, had been converted in full. The Company recorded an expense of $644 resulting from the change in the fair value of the compound embedded derivatives during the nine months ended September 30, 2013.

NOTE 4.    STOCKHOLDERS' EQUITY (DEFICIT)

Authorized Shares

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

On April 17, 2014, the Company filed a certificate of amendment to its articles of incorporation to increase the number of authorized shares of its common stock from 100,000,000 shares to 200,000,000 shares. The amendment was adopted by stockholders holding a majority of the Company's outstanding shares of common stock by written consent on April 16, 2014.
The Company also has authorized 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which no shares are outstanding as of September 30, 2014.

2014 Private Placement
On February 21, 2014, the Company completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 34,285,728 shares of its common stock, at a purchase price of $0.35 per share, for gross proceeds of approximately $12,000,000 ("2014 Private Placement"). As part of the private placement, the investors received warrants to purchase up to 17,142,864 shares of the Company's common stock at an exercise price of $0.35 per share and warrants to purchase up to another 17,142,864 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants expire on February 21, 2019.
The net proceeds of $10,932,188 from the private placement, following the payment of $1,067,812 in offering-related expenses, are being used by the Company to focus on revenue growth through the acceleration of its sales and client relations activities and marketing initiatives, establishment of strategic partnerships and continuation of technology and engineering enhancements to its platforms, as well as to fund its working capital and capital expenditure requirements. At the closing of the private placement, the Company paid Craig-Hallum Capital Partners LLC, the exclusive placement agent for the private placement, cash compensation of $814,850 and two five-year warrants, one warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and another warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share.
The Company agreed, pursuant to the terms of a registration rights agreement with the investors, to (i) file a shelf registration statement with respect to the resale of the shares of its common stock sold to the investors and shares of its common stock issuable upon exercise of the warrants with the SEC within the sooner of 60 days after the closing date or 10 business days after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2013; (ii) use its commercially reasonable best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction. If the Company is unable to comply with any of the above covenants, it will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price per month until such non-compliance is cured, with such liquidated damages payable in cash. The Company filed a registration statement on Form S-1 related to these shares on April 7, 2014, which was declared effective by the SEC on May 14, 2014 (satisfying the terms of (i) and (ii) above, and on February 21, 2015, the terms of (iii) will be satisfied).
2013 Private Placement
In accordance with a Private Placement Memorandum and Securities Purchase Agreement, from August 15, 2013 through September 23, 2013, the Company raised $2,182,500 in cash through the sale of 8,730,000 shares of its common stock at a price of $0.25 per share ("2013 Private Placement"). Additionally, the Company converted notes payable and accrued interest thereon totaling $1,376,618 into 5,506,472 shares of its common stock at an effective price of $0.25 per share. The Company also issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share. The net proceeds received from the 2013 Private Placement were used for general working capital purposes.

Pursuant to the terms of the Securities Purchase Agreement in the 2013 Private Placement, the Company filed a registration statement on Form S-1 with the SEC on October 16, 2013, which was declared effective by the SEC on November 8, 2013 for the registration of 8,730,000 shares of common stock and 174,732 shares underlying the warrants. The Company filed a registration statement on Form S-1 related to the remaining warrant shares on July 17, 2014, which was declared effective by the SEC on July 29, 2014. In July 2014, 450,000 of the $0.25 warrants were exercised for total proceeds of $112,500.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options as an incentive for its employees and consultants.  On April 16, 2014, upon consent from holders of a majority of the Company's outstanding voting capital stock, the Company increased the number of shares of common stock available for issuance under the May 2011 Plan from 11,613,715 to 20,000,000 shares. As of September 30, 2014, the Company had 7,962,980 shares of common stock available for future grants under the May 2011 Plan.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of September 30, 2014, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the nine months ended September 30, 2014 and the year ended December 31, 2013 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2012	391,977	$5.87	4.3
Granted	8,620,062	0.26
Exercised	—	—
Forfeited	(1,261,561)	0.49
Outstanding at December 31, 2013	7,750,478	$0.51	8.1
Granted	4,478,947	0.40
Exercised	(1,250)	0.24
Forfeited	(106,139)	1.06
Outstanding at September 30, 2014	12,122,036	$0.46	6.5

Exercisable at September 30, 2014	3,589,722	$0.63	7.6

During the three and nine months ended September 30, 2014, options were exercised into 1,250 shares of common stock for cash proceeds of $300. The intrinsic value of these options was $295. During the three and nine months ended September 30, 2013, no options were exercised. The outstanding options have an aggregate intrinsic value of $0 as of September 30, 2014. There is no aggregate intrinsic value on the exercisable options as of September 30, 2014 since the weighted average exercise price per share exceeded the fair value of $0.37 on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the nine months ended September 30, 2014 and the year ended December 31, 2013 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2012	308,627	$2.17	2.9
Granted	8,620,062	0.20
Vested	(1,871,201)	0.36
Forfeited	(1,248,125)	0.23
Nonvested at December 31, 2013	5,809,363	$0.24	3.3
Granted	4,478,947	0.15
Vested	(1,683,306)	0.24
Forfeited	(72,690)	0.24
Nonvested at September 30, 2014	8,532,314	$0.20	3.2

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended September 30, 2014 and 2013 was $142,252 and $190,877, respectively. Total stock-based compensation expense recognized on awards outstanding during the nine months ended September 30, 2014 and 2013 was $389,002 and $359,251, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to nonvested awards expected to vest of $1,557,021 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,500,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 20,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of September 30, 2014, $724 subscription payments were received to purchase shares at the end of the offering period on December 31, 2014. No shares have been issued under the ESPP as of September 30, 2014.

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

Effective October 1, 2013, the Company entered into a six-month agreement to pay $5,000 per month to a firm which would provide investor relations services. In accordance with the agreement, the Company also issued 50,000 shares of restricted common stock valued at $19,000 on October 1, 2013, which is being amortized over the six month service period. $9,500 of this value was recognized as general and administrative expense on the accompanying consolidated statement of operations for the twelve months ended December 31, 2013 and during the nine months ended September 30, 2014.

The Company issued 85,661 shares of restricted common stock valued at $25,000 to each Brian W. Brady and Dan R. Rua for their service as directors of the Company during the twelve months ended December 31, 2013.

Effective January 1, 2014, the Company entered into a one year agreement to pay $7,500 per month and 100,000 shares of restricted stock per quarter to a firm to provide investor relations services. In accordance with the agreement, the Company issued 100,000 shares of restricted common stock valued at $30,110 on January 1, 2014 and 100,000 shares of restricted common stock valued at $52,000 on April 1, 2014. This agreement was canceled in June 2014 and no further amounts are owed.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table contains summarized information about nonvested restricted stock outstanding during the nine months ended September 30, 2014 and the year ended December 31, 2013:

Restricted Stock	Common Shares
Nonvested at December 31, 2012	48,582
Granted	1,354,412
Vested	(1,402,994)
Forfeited	—
Nonvested at December 31, 2013	—
Granted	326,993
Vested	(326,993)
Forfeited	—
Nonvested at September 30, 2014	—

Total stock-based compensation expense recognized for vested restricted stock awards during the three months ended September 30, 2013 was $301,803, of which $1,222 is included in sales and marketing expense and $300,581 is included in general and administrative expense. Total stock-based compensation expense recognized for vested restricted stock awards during the nine months ended September 30, 2013 was $416,768, of which $14,027 is included in sales and marketing expense and $402,741 is included in general and administrative expense. Total stock-based compensation expense recognized for vested restricted stock awards during the three and nine months ended September 30, 2014 was $18,750 and $147,860, respectively, and is included in general and administrative expense in the consolidated statements of operations. The fair value of the services is based on the value of the Company's common stock over the term of service.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income (Loss)	$685,370	$(975,302)	$2,145,194	$(2,752,602)
Weighted average shares outstanding - basic	57,350,743	12,996,717	50,584,635	9,034,361
Basic income (loss) per share	$0.01	$(0.08)	$0.04	$(0.30)

Net Income (Loss)	$685,370	$(975,302)	$2,145,194	$(2,752,602)

Weighted average shares outstanding - basic	57,350,743	12,996,717	50,584,635	9,034,361
Potential shares from "in-the-money" options	8,156,507	—	7,706,548	—
Potential shares from "in-the-money" warrants	28,953,989	—	25,746,789	—
Potential shares from converted restricted stock units	1,781,503	—	1,742,146	—
Less: Shares assumed repurchased under the Treasury Stock Method	(26,813,749)	—	(22,116,926)	—
Weighted average shares outstanding - diluted	69,428,993	12,996,717	63,663,192	9,034,361

Diluted income (loss) per share	$0.01	$(0.08)	$0.03	$(0.30)

The Company excluded the following items from the above computation of diluted earnings per common share as their effect would be anti-dilutive:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	1,699,021	6,921,026	1,004,445	6,921,026
Warrants	25,135,499	18,605,999	21,727,235	18,605,999
Restricted stock units	—	1,819,400	—	1,819,400
Potential conversion of Series A convertible preferred stock	—	3,788	—	3,788
Total excluded shares	26,834,520	27,350,213	22,731,680	27,350,213

NOTE 6.    RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014, the Company incurred approximately $75,000 in legal fees payable to Northwest Broadcasting, Inc. where Brian Brady, a director, is the President and Chief Executive Officer. The legal fees are included as part of the offering related expenses in the 2014 Private Placement.

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

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred since September 30, 2014 that require recognition or disclosure in the financial statements.

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
Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	(unaudited)
	Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Revenue	$1,931,671	$1,565,851	$365,820	23.4%
Cost of sales	692,217	499,127	193,090	38.7%
Gross profit	1,239,454	1,066,724	172,730	16.2%
Operating expenses:
General and administrative	2,320,142	1,655,727	664,415	40.1%
Sales and marketing	482,045	63,436	418,609	659.9%
Total operating expenses	2,802,187	1,719,163	1,083,024	63.0%
Loss from operations	(1,562,733)	(652,439)	(910,294)	(139.5)%
Other income (expense):
Interest expense	(5,519)	(14,439)	8,920	(61.8)%
Loss on exchange of warrants and debt	—	(93,482)	93,482	(100.0)%
Change in fair value of derivatives and notes payable carried at fair value, net	2,250,344	(215,092)	2,465,436	(1,146.2)%
Other income (expense), net	3,278	150	3,128	2,085.3%
Total other income (expense)	2,248,103	(322,863)	2,570,966	796.3%
Net income (loss)	$685,370	$(975,302)	$1,660,672	170.3%

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

Reconciliation of Net Income (Loss) to Operating EBITDA:	(unaudited)
	Three Months Ended
	September 30, 2014	September 30, 2013
Net income (loss)	$685,370	$(975,302)
Non-cash stock-based compensation	142,252	190,877
Non-cash stock issued for payment of services	18,750	301,803
Change in the fair value of derivatives	(2,250,344)	215,092
Loss on exchange of warrants	—	93,482
Loss/(Gain) on disposal of equipment	16,593	—
Interest expense	5,519	14,439
Depreciation	24,903	11,449
Amortization of software development costs and other assets	47,406	4,500
Operating EBITDA	$(1,309,551)	$(143,660)

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

Revenues for the three months ended September 30, 2014 increased by $365,820, or 23.4%, compared to the same period in 2013. The increase was attributable to a $340,000 increase in our Sponsored Revenue, a $44,000 decrease from Media Revenue and a $70,000 increase in Service Fee Revenue. In the three months ended September 30, 2014, Sponsored Revenue was 87%, Media Revenue was 3% and Service Fee Revenue was 10% of total revenue compared to Sponsored Revenue of 86%, Media Revenue of 7% and Service Fee Revenue of 7% of total revenue in the three months ended September 30, 2013. The increase in Sponsored Revenue income was primarily attributable to our concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Service fees increased in the three months ended September 30, 2014 due to more fees received from inactive self-service advertisers and creators. Media Revenue is decreasing due to a tactical shift from display advertising to focus on our Sponsored Revenue.

Our net bookings of $2.02 million for the three months ended September 30, 2014 were approximately 8% higher than the net bookings of $1.87 million for the three months ended September 30, 2013. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2014 as compared to 2013.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the three months ended September 30, 2014 increased by $193,090, or 38.7%, compared to the same period in 2013.   The increase in cost of sales was primarily related to the increase in our sales.

Gross profit for the three months ended September 30, 2014 increased by $172,730, or 16.2%, compared to the same period in 2013.  Additionally, our gross profit as a percentage of revenue decreased by four percentage points from 68% for the three months ended September 30, 2013 to 64% for the same period in 2014. The gross profit decrease during the three months ended September 30, 2014 compared to 2013 was primarily attributable to the higher utilization of premium creators in campaigns in 2014 that provide us with lower margins.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended September 30, 2014 increased by $1,083,024, or 63.0%, compared to the same period in 2013. The increase was primarily attributable to higher personnel costs, depreciation and amortization expense and advertising and promotional costs.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the three months ended September 30, 2014 increased by $664,415, or 40.1%, compared to the same period in 2013. The increase was primarily attributable to an increase in personnel costs of approximately $586,000 as a result of the increase in the number of our personnel by nearly 85% and additional commissions paid to personnel for the increase in customer bookings; and an increase in depreciation and amortization expense of approximately $73,000 as a result of the amortization of software development costs for IZEA Exchange (IZEAx), our new web-based advertising exchange platform, after its release in March 2014 and depreciation on additional equipment required to support the increase in our personnel.

IZEAx will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We have filed a patent application covering important features of this platform which is currently pending approval. On March 17, 2014, we launched a public beta of IZEA.com powered by IZEAx. Personnel costs and all the other variable costs related to an increase in personnel are expected to increase throughout 2014 as we increase our sales efforts and continue to develop and support our IZEAx. Rent expense is expected to increase over our 2013 levels, because our rent for 2013 was lower than standard market rates pursuant to our one-year sublease. Additionally, with our personnel growth, we increased the amount of office space that we are leasing in Winter Park, Florida in the third quarter of 2014.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2014 increased by $418,609 or 659.9%, compared to the same period in 2013.   The increase was primarily attributable to increased planned promotional expenses related to the development of brand recognition for IZEA and additional trade shows in 2014. We contributed only $63,000 towards promotional costs in 2013 while we were focusing our efforts and awaiting the completion of IZEAx.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the three months ended September 30, 2014 decreased by $8,920 compared to the same period in 2013 primarily due to lower debt balances in 2014 after all debt was converted into equity in our 2013 Private Placement pursuant to the terms of our various then outstanding notes payable or by separate agreement.

On May 4, 2012, we issued an unsecured 30-day promissory note to two of our existing shareholders in the principal amount of $75,000. On August 15, 2013, we satisfied all of our remaining obligations under this note when the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest, into 349,464 shares of common stock and a like number of warrants on the same terms and conditions as other investors in our 2013 Private Placement as discussed in Note 4 of the Financial Statements. Since there was no conversion provision in effect on the note at the time, the conversion was treated as an exchange wherein the difference between the fair value of the newly issued common stock and the carrying value of the note received in the exchange was recognized as a loss on exchange of debt in the amount of $93,482 during the three months ended September 30, 2013.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $2,250,344 and $207,462, resulting from the increase in the fair value of certain warrants during the three months ended September 30, 2014 and 2013, respectively. Additionally, we recorded expense from the increase in fair value of certain notes payable of during the three months ended September 30, 2013 in the amount of $422,554. The net effect of these changes in fair values resulted in income of $2,250,344 and expense of $215,092 during the three months ended September 30, 2014 and 2013, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. We have 35,910,554 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease causing substantial income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a substantial loss from the change in fair value.

Net Income (Loss)

Net income for the three months ended September 30, 2014 was $685,370, compared to a net loss of $975,302 for the same period in 2013.  The increase in net income was primarily the result of income recorded for the change in fair value of derivative financial instruments offset by increases in operating expenses as discussed above.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	(unaudited)
	Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Revenue	$5,857,946	$4,666,399	$1,191,547	25.5%
Cost of sales	1,998,406	1,846,130	152,276	8.2%
Gross profit	3,859,540	2,820,269	1,039,271	36.9%
Operating expenses:
General and administrative	6,340,796	4,594,888	1,745,908	38.0%
Sales and marketing	986,195	272,695	713,500	261.6%
Total operating expenses	7,326,991	4,867,583	2,459,408	50.5%
Loss from operations	(3,467,451)	(2,047,314)	(1,420,137)	(69.4)%
Other income (expense):
Interest expense	(20,587)	(52,435)	31,848	(60.7)%
Loss on exchange of warrants and debt	—	(94,214)	94,214	(100.0)%
Change in fair value of derivatives and notes payable carried at fair value, net	5,625,555	(558,869)	6,184,424	(1,106.6)%
Other income (expense), net	7,677	230	7,447	3,237.8%
Total other income (expense)	5,612,645	(705,288)	6,317,933	895.8%
Net income (loss)	$2,145,194	$(2,752,602)	$4,897,796	177.9%

Reconciliation of Net Income (Loss) to Operating EBITDA:	(unaudited)
	Nine Months Ended
	September 30, 2014	September 30, 2013
Net income (loss)	$2,145,194	$(2,752,602)
Non-cash stock-based compensation	389,002	359,251
Non-cash stock issued for payment of services	147,860	416,768
Change in the fair value of derivatives	(5,625,555)	558,869
Loss on exchange of warrants	—	94,214
Loss/(Gain) on disposal of equipment	16,192	—
Interest expense	20,587	52,435
Depreciation	65,683	36,377
Amortization of software development costs and other assets	94,812	13,500
Operating EBITDA	$(2,746,225)	$(1,221,188)

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

Revenues for the nine months ended September 30, 2014 increased by $1,191,547, or 25.5%, compared to the same period in 2013. The increase was attributable to a $1,141,000 increase in our Sponsored Revenue, a $76,000 decrease in Media Revenue and a $127,000 increase in Service Fee Revenue. In the nine months ended September 30, 2014, Sponsored Revenue was 89%, Media Revenue was 4% and Service Fee Revenue was 7% of total revenue compared to Sponsored Revenue of 88%, Media Revenue of 6% and Service Fee Revenue of 6% of total revenue in the nine months ended September 30, 2013. The increase in Sponsored Revenue income was primarily attributable to our concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Service fees increased in the nine months ended September 30, 2014 due to additional fees received from inactive self-service advertisers and creators. Media Revenue is decreasing due to a tactical shift from display advertising to focus on our Sponsored Revenue.

Our net bookings of $6.3 million for the nine months ended September 30, 2014 were approximately 18% higher than the net bookings of $5.3 million for the nine months ended September 30, 2013. Net bookings is a measure of sales and contracts minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2014 as compared to 2013.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the nine months ended September 30, 2014 increased by $152,276, or 8.2%, compared to the same period in 2013.  The increase in cost of sales was primarily related to the increase in our sales.

Gross profit for the nine months ended September 30, 2014 increased by $1,039,271, or 36.9%, compared to the same period in 2013.  Additionally, our gross profit as a percentage of revenue increased by six percentage points from 60% for the nine months ended September 30, 2013 to 66% for the same period in 2014. The gross profit increase during the nine months ended September 30, 2014 compared to 2013 was primarily attributable to an increase in larger advertisers using our managed campaign services, where we manage all aspects of their sponsored social advertising, as compared to smaller or self-service advertisers who manage their own campaigns using our platforms. Additionally, a larger portion of revenue was derived from service fees during the nine months ended September 30, 2014, which have little or no cost associated with them.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the nine months ended September 30, 2014 increased by $2,459,408, or 50.5%, compared to the same period in 2013. The increase was primarily attributable to higher personnel and related costs, stock compensation and investor relations expenses, along with higher travel and promotional marketing expenses for our new platform.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the nine months ended September 30, 2014 increased by $1,745,908, or 38.0%, compared to the same period in 2013. The increase was primarily attributable to an increase in personnel costs of approximately $1,114,000 as a result of the increase in the number of our personnel by nearly 85% and additional commissions paid to personnel for the increase in customer bookings; an increase in investor relations expenses of approximately $103,000 due to the retainer of several investor relation firms to help further promote our Company in the current year; a $94,000 increase in software and subscription costs as a result of increased personnel and additional systems used to manage our growing business; a $109,000 increase in travel costs related to the launch tour of our new platform and increase in outside personnel; an increase in non-cash stock compensation expense of approximately $30,000 due to several large option grants in the third quarter of 2013 that are vesting in the current year; a

$127,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx); and a $81,000 increase in rent for our new facilities.

Sales and marketing expenses consist primarily of compensation for sales and marketing and related support resources, sales commissions and trade show expenses. Sales and marketing expenses for the nine months ended September 30, 2014 increased by $713,500 or 261.6%, compared to the same period in 2013.   The increase was primarily attributable to increased planned promotional expenses related to the launch of IZEAx and development of brand recognition for IZEA.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the nine months ended September 30, 2014 decreased by $31,848 compared to the same period in 2013 primarily due to lower debt balances in 2014 after all debt was converted into equity in our 2013 Private Placement pursuant to the terms of our various then outstanding notes payable or by separate agreement.

During the nine months ended September 30, 2013, we recognized a $94,214 loss on exchange when we settled the payment of a $75,000 note payable and accrued interest thereon through an exchange of shares of our common stock and we redeemed certain warrants to purchase an aggregate of 4,546 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $5,625,555 and $207,682, resulting from the increase in the fair value of certain warrants during the nine months ended September 30, 2014 and 2013, respectively. Additionally, we recorded a $765,907 expense from the increase in fair value of certain notes payable and a $644 expense from the increase in fair value of compound embedded derivatives during the nine months ended September 30, 2013. The net effect of these changes in fair values resulted in income of $5,625,555 and expense of $558,869 during the nine months ended September 30, 2014 and 2013, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. We have 35,910,554 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease causing substantial income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a substantial loss from the change in fair value.

Net Income (Loss)

Net income for the nine months ended September 30, 2014 was $2,145,194, which increased from a net loss of $2,752,602 for the same period in 2013.  The increase in net income was primarily the result of income recorded for the change in fair value of derivative financial instruments offset by increases in operating expenses as discussed above.

Liquidity and Capital Resources

Our cash position was $7,879,918 as of September 30, 2014 as compared to $530,052 as of December 31, 2013, an increase of $7,349,866 primarily as a result of proceeds received in our 2014 Private Placement described below.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $23,980,220 as of September 30, 2014.

Cash used for operating activities was $3,268,674 during the nine months ended September 30, 2014 and was primarily a result of our loss from operations during the period of $3,467,451. Cash used for investing activities was $377,570 during the nine months ended September 30, 2014 due primarily to the capitalization of software development costs for IZEAx that launched in March 2014 and increases in computer equipment purchases. Cash provided by financing activities was $10,996,110 during the nine months ended September 30, 2014 and was primarily a result of net proceeds of $10,932,912 from the sale of our common stock, as discussed below. Financing activities were reduced by loan costs and principal payments on our capital leases of $49,602. In July 2014, 450,000 of our $0.25 warrants issued in our 2013 Private Placement were exercised for total proceeds of $112,500 and employee stock options were exercised into 1,250 shares of common stock for cash proceeds of $300.

To date, we have financed our operations through internally generated revenue from operations and the sale of our equity securities.

On February 21, 2014, we completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 34,285,728 shares of our common stock, at a purchase price of $0.35 per share for gross proceeds of $12,000,000. As part of the private placement, the investors received warrants to purchase up to 17,142,864 shares of our common stock at an exercise price of $0.35 per share and warrants to purchase up to another 17,142,864 shares of our common stock at an exercise price of $0.50 per share. The warrants expire on February 21, 2019, five years after the date on which they were issued. The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us to focus on revenue growth through the acceleration of our sales and client relations activities and marketing initiatives, establishment of strategic partnerships and continuation of technology and engineering enhancements to our platforms, as well as to fund our working capital and capital expenditure requirements.

The effect of the above transactions has provided us with a positive working capital balance and sufficient cash reserves for the foreseeable future.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of September 30, 2014. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the nine months ended September 30, 2014 and 2013.

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

The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2013 and through September 30, 2014:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2013	2,170,834	$0.25	10 years	52.72%	1.91%	$0.16
June 30, 2013	975,250	$0.25	6 years	51.84%	0.91%	$0.12
September 30, 2013	4,493,978	$0.35	10 years	51.72%	2.74%	$0.24
December 31, 2013	980,000	$0.34	5 years	47.55%	1.37%	$0.14
March 31, 2014	330,000	$0.48	5 years	43.32%	1.60%	$0.19
June 30, 2014	1,066,680	$0.46	5 years	41.38%	1.66%	$0.18
September 30, 2014	3,082,267	$0.37	5 years	40.37%	1.75%	$0.14

There were 12,122,036 total options outstanding with a weighted average exercise price of $0.46 per share and 3,589,722 exercisable options outstanding with a weighted average exercise price of $0.63 per share as of September 30, 2014.  There is no aggregate intrinsic value on the exercisable, outstanding options as of September 30, 2014 since the weighted average exercise price per share exceeded the market price of $0.37 of our common stock on such date.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Principal Financial and Accounting Officer ("PFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $23,980,220 as of September 30, 2014.   Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We are developing a new platform to process all of our existing business transactions and grow our operations, but cannot provide any assurance regarding its commercial success.

We are developing a new platform called the IZEA Exchange (IZEAx) which is currently in public beta. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content through a wide variety of social channels. IZEAx is a brand-new system, engineered from the ground-up to replace all of our current platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term commercial success or growth. A portion of the proceeds of our 2014 Private Placement is being used for completion of the IZEAx platform, which is scheduled for continued updates and enhancements into the foreseeable future. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us. If our advertisers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new advertisers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of November 11, 2014, we have 57,497,631 shares of common stock issued, outstanding stock options to purchase 12,079,108 shares of common stock at an average price of $0.46 per share, outstanding warrants to purchase 53,942,749 shares of common stock at an average price of $0.41 per share, and 1,834,023 shares of vested, yet unissued, shares of restricted common stock. Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 8,005,908 shares of common stock under our May 2011 Equity Incentive Plan and 1,500,000 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial sales of our common stock under the prospectus relating to our 2014 Private Placement, which could cause our stock price to drop.

We agreed with the investors in our 2014 Private Placement to file a shelf registration statement with the SEC with respect to the resale of all of the shares of our common stock, as well as shares of common stock issuable upon the exercise of warrants, purchased by investors. We filed a registration statement on Form S-1 on April 7, 2014 and it was declared effective on May 14, 2014.  The registration statement included a total of 68,571,456 shares of our common stock (of which 34,285,728 shares are presently outstanding and 34,285,728 shares are issuable upon the exercise of warrants).  There are currently no agreements or understandings in place with these selling stockholders to restrict their sale of those shares.  Sales of a substantial number of shares of our common stock by the selling stockholders over a short period of time could cause the market price of our common stock to drop and could impair our ability to raise capital in the future by selling additional securities.

Holders of warrants issued in our 2014 Private Placement have anti-dilution adjustment rights that, if triggered, could dilute the ownership interests of our existing common stockholders.

Holders of our warrants to purchase 17,893,375 shares of common stock at an exercise price of $0.35 per share and warrants to purchase 17,893,375 shares at an exercise price of $0.50 per share issued in our 2014 Private Placement have anti-dilution adjustment rights that, if triggered, could dilute the interests of our common stockholders.  The warrants contain weighted average anti-dilution protection for warrant holders if we sell another equity or equity-linked security at a price per share lower than the respective exercise prices during the five-year term of the warrants. Additionally, the warrants do not contain a negotiated floor for the exercise price. As compared with a full ratchet anti-dilution provision, which resets the exercise price at the lowest price in any subsequent sale of stock, a weighted average anti-dilution provision takes into account both the lower price and the number of shares issued at the lower price. The triggering of these anti-dilution provisions could result in the issuance of a substantial number of additional shares of common stock upon exercise of the warrants, which would dilute the ownership interests of our existing common stockholders.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock for Services

Effective January 1, 2014, we entered into a one-year agreement to pay $7,500 per month and 100,000 shares of restricted stock per quarter to a firm to provide investor relations services. In accordance with the agreement, we issued 100,000 shares of restricted common stock valued at $30,110 on January 1, 2014 and 100,000 shares of restricted common stock valued at $52,000 on April 1, 2014. This agreement was canceled in June 2014 and no further amounts are owed. The foregoing issuances of shares were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.11	Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.12	Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.13	Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.14	Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).

10.15		2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.16		Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014.
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial and Accounting Officer
32.1	**	Section 906 Certification of Principal Executive Officer
32.2	**	Section 906 Certification of Principal Financial and Accounting Officer
101	***
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

November 13, 2014	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 13, 2014	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)