Form 10-K
period 2014-12-31
IZEA, Inc.
filed 2015-03-19
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $22,425,149 based on the closing bid price of the registrant's common stock (its only outstanding equity security) of $0.45 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

 As of March 12, 2015, there were 57,697,666 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Annual Report on Form 10-K for the fiscal year ended December 31, 2014

PART I

ITEM 1 – BUSINESS

Our Mission
Our mission is to champion the world's creators.
Our Company
IZEA, Inc. is a leading company in the social sponsorship space. We operate an online marketplace that connects brands with creators at IZEA.com as well as other white label marketplaces. IZEA.com and all white label sites are powered by the IZEA Exchange (“IZEAx”), a platform that handles content workflow, creator search and targeting, bidding, analytics and payment processing. Prior to the launch of IZEAx, we had independent technology platforms including PayPerPost.com, SocialSpark.com and SponsoredTweets.com, which have been shuttered throughout 2014 and replaced with the IZEAx system.
Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter (“creators”) to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice also referred to as “native advertising” and "sponsored content." We generate our revenue primarily through the sale of sponsorship campaigns to our advertisers. We fulfill these campaigns through our platforms by utilizing our creators to complete sponsorship opportunities for our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.
IZEAx takes the existing concepts of product placement and endorsements commonly found in movies, television and radio and apply them to the social web. We democratize the sponsorship process, allowing everyone from college students and stay at home moms to celebrities the opportunity to monetize their content, creativity and influence in social media.
We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost, and have focused on scaling our offerings ever since. We compensate bloggers, tweeters and other types of social media content creators to share information about companies, products, websites and events within their social media content streams. Advertisers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their posts.
Recent Events
On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment made at closing of $1,200,000, a stock issuance six months after the closing valued at $250,000, up to an additional $1,900,000 in two equal installments of $950,000 on the first and second anniversaries of the closing (subject to proportional reduction in the event Ebyline’s final 2014 revenue is below $8,000,000), and up to $5,500,000 in performance payments based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. Both the $1,900,000 in annual payments and the $5,500,000 in performance payments may be made in cash or common stock, at our option. The performance payments will be made only if Ebyline achieves at least 90% of Content-Only Revenue, as defined in the agreement, of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90% but less than 100% of the Content-Only Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment.
Future cash payments and common stock issuances may be withheld to satisfy indemnifiable claims made by us with respect to any misrepresentations or breaches of warranty under the Stock Purchase Agreement by Ebyline or the stockholders of Ebyline within two years after the closing of the acquisition.
Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 12,000 content creators ranging from writers to illustrators in 73 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to manage the entire customer content creation process - from creator selection through electronic payment. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts. The Ebyline technology platform has been used by publishers and brands to manage over 200,000 content projects.

Our Platforms
IZEA.com and The IZEA Exchange. On March 10, 2014, we launched a public beta of IZEA.com powered by The IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. The system is available as a public beta to our customers and partners via a self-serve portal, as a managed service or in white-label fashion. IZEAx is engineered from the ground-up to replace all of our previous platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. We completed the sunset of our previous platforms in November 2014 and currently use IZEAx as the only automated system for managing social sponsorships.
IZEAx replaces our legacy systems below which previously served as our core revenue generators:

SocialSpark was our premier blog marketing platform. Through SocialSpark, we provide targeting and detailed analytics to advertisers. The site allowed advertisers to develop large lists of high-quality blogs based on various criteria, such as relevancy, traffic and demographic data. The platform also enabled advertisers to create targeted, large-scale social media campaigns with the click of a button and to observe campaign results in real time.
SponsoredTweets was an online marketplace that allows consumers to connect directly with advertisers to engage in sponsored conversations through Twitter. Marketers paid for Twitter advertising campaigns on either a cost per tweet (CPT) or cost per click (CPC) basis. SponsoredTweets allowed advertisers to hand-pick individual tweeters, including celebrities, to participate in Twitter advertising campaigns.
These legacy platforms remain active domains, however the technology powering these sites is now IZEAx. The user bases from these platforms have been merged into IZEAx and all new signups and transactions are managed through the IZEAx platform.

Our Advertisers and Creators
IZEAx and all of our previous platforms were designed to streamline the process of social sponsorship. We utilize our proprietary technology to create efficiencies and economies of scale for both advertisers and creators. Each platform provides advertisers with access to a large network of creators along with complete workflow management, content control, payment processing, performance tracking and integrated Federal Trade Commission (FTC) legal compliance. In particular, the integrated FTC compliance framework requires creators to provide disclosure to their followers with respect to the sponsored nature of the content and allows advertisers to review the content for FTC compliance. If the advertiser chooses, sponsorships can be managed end-to-end without the need for interaction with one of our team members through a self-service interface.
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
In all platforms, advertisers, or our account management staff acting on the advertisers’ behalf as part of the account management services we offer, have the ability to review the creators’ content to verify whether or not it conforms to the requirements of the advertising opportunity. Our platforms provide for the ability to review creators’ content prior to publishing, and all the other platforms provide for a review after the content is published. If the content does not conform, the creator is requested to make any necessary adjustments. If the creator refuses, the advertising opportunity is deemed to have been withdrawn. Neither the advertiser nor our account management staff modifies creators’ content without the creators’ involvement and consent.
The value proposition we offer to both advertisers and social media content creators strengthens our position as a trusted partner and allows us to derive revenue from both customer bases. As more brand advertisers utilize our marketplaces, we increase the breadth and depth of monetization opportunities for creators, attracting more creators and further enhancing value for our advertisers.

As of December 31, 2014, we have more than 243,000 registered users in IZEAx. The approximate aggregate reach of those Creators is 2.3 billion, which represents the total number non-unique fans and followers of IZEAx users. Creators registered in our system include bloggers, leading social influencers and A-list celebrities.
Our total number of registered creators may be higher than the number of our actual individual creators because some creators have multiple registrations, other creators may have died or become incapacitated and others may have registered under fictitious names. This aggregate reach number includes current and naturally expired O-Auth connections, but does not include manual disconnects. We define naturally expired O-Auth connections as a social media user authentication that has timed out for any number of reasons. Our creators currently publish sponsored content to blogs and Twitter and reach other existing platforms such as Facebook, Pinterest, Tumblr, LinkedIn, Google and Bing through syndication or sharing of that content.

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
To date, we have completed over 3.5 million social sponsorship transactions for customers ranging from small local businesses to Fortune 500 companies. We consider each individual sponsored blog post, tweet or other status update as an individual transaction so long as the creator of that content is being compensated for such post, tweet or other status update.
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
Powerful network effect. As more brand marketers contribute opportunities into our marketplaces, we believe we will increase the breadth and depth of the monetization value offered to our creators, attracting more creators to enroll into our platforms and thereby enhancing the value of our platforms to future brand advertisers. Our platforms have referral programs designed to further enhance the network effect for each creator who signs up. Directly trackable creator referrals are new creator signups that we receive as the result of a current creator sharing a unique tracking link to our platform. The link allows us to determine how a new creator learned about our platform. We paid referral fees to creators approximating $56,000 and $52,000 in the years ended December 31, 2013 and 2014 respectively. These programs amplify our marketing dollars and decrease the investment required to attract new creators.
Scalable and leverageable operations. Our unique business model allows revenue to be derived in a variety of ways, all of which rely on our marketplace as a hub. We intend to introduce multiple new product offerings within IZEAx without substantially increasing our operations and support expense.
Experienced management team, board of directors and strategic advisors. Our management team includes not only a highly experienced team of entrepreneurs and executives from the digital media, technology and entertainment industries, but also outstanding strategic advisory board members who are experts in social media and integrated marketing campaigns. See “Management” for details.
Our Growth Strategy
After eight years of working in and developing the social sponsorship category, we believe our business model is market-tested and ready for growth. Our development efforts have included assembling a diverse and experienced senior management team and advisory board, launching and optimizing our proprietary marketplaces, developing a cross-platform sales force and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
Bolster our client development team. We expect the growth of our client development team to be the primary driver of near-term revenues. For the past year, we have been developing a comprehensive on-boarding and on-going education curriculum that has lead to record bookings in 2014. We intend to add additional client development personnel who receive a commission for meeting sales targets to more effectively service clients throughout North America and Canada. The majority of these team members will be located in our headquarters in Winter Park, Florida and will conduct sales activities through phone, email and videoconferencing.
Develop strategic partnerships. We intend to develop additional strategic partnerships and reseller agreements with companies that can provide additional growth in our base of creators and advertisers. IZEAx is designed to be easily “white labeled,” allowing partners to operate their own “node” on the exchange. IZEAx is also designed to be resold by partners that do not require a custom-branded solution. As of December 31, 2014, we have signed 27 partners, including CBS, Meredith and Bent Pixels.
Continue emphasis on product innovation. We will continue to recruit additional engineering and product innovation team members to enhance IZEAx to develop new technology ideas within this platform that complement our mission as a company.
Seek complementary acquisitions. We continually seek to identify and acquire companies, technologies and assets to add to our portfolio of software services that will drive additional near and long-term revenue. In July 2011, we acquired

Germany’s Magpie Twitter advertising network that included approximately 12,000 advertisers and 20,000 Twitter creators in 143 countries. In December 2012, we acquired FeaturedUsers, one of the first advertising networks specifically designed to help Twitter users grow their followers. In January 2015, we acquired Ebyline, Inc., an online marketplace that provides access a network of over 12,000 content creators ranging from writers to illustrators in 73 countries.
Customers

As of December 31, 2014, we have more than 243,000 registered users in IZEAx. The approximate aggregate reach of those Creators is 2.3 billion, which represents the total number non-unique fans and followers of IZEAx users. Creators registered in our system include bloggers, leading social influencers and A-list celebrities.
Our total number of registered creators may be higher than the number of our actual individual creators because some creators have multiple registrations, other creators may have died or become incapacitated and others may have registered under fictitious names. This aggregate reach number includes current and naturally expired O-Auth connections, but does not include manual disconnects. We define naturally expired O-Auth connections as a social media user authentication that has timed out for any number of reasons. Our creators currently publish sponsored content to blogs and Twitter and reach other existing platforms such as Facebook, Pinterest, Tumblr, LinkedIn, Google and Bing through syndication or sharing of that content.

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

We provide services to advertising customers in multiple industry segments, including consumer products, retail/eTail, technology and travel. Our customers are predominantly located in the United States followed by India, the United Kingdom, Canada, and over 175 other countries. Our business serves advertising and public relations agencies, as well as brands and businesses directly. In many cases, social media marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand.

Below is a list of our customers who exceeded 5% of our revenue for the years ended December 31, 2014 and 2013:

Customer	2013	2014
Triad Retail Media	12%	10%
Starcom Worldwide	7%	—%

Sales and Marketing

We primarily sell social sponsorship campaigns through our sales team, our self-service platforms and, to a lesser extent, by utilizing distribution relationships such as resellers, affiliates and white label partners. We target regional, national and global brands and advertising agencies in the following ways:

Self-Service Platforms.  IZEAx, as well as each of our legacy platforms, were developed as a self-service marketplace to enable advertisers and agencies of all sizes to independently access our network of social media content creators and implement their own social sponsorship campaigns. Self-service customers extend our global reach and increase deal flow.

Client Development Team.  We have a client development team each of whom is assigned a geographic region or specific brands, primarily within the United States. The team members are responsible for identifying and managing sales opportunities in their respective target areas.

Resellers and White Label Partners.  We have 27 independent resellers and distribution partners who are responsible for selling one or more of our platforms under an independent contractor relationship. We maintain two types of reseller relationships: resellers and white label partners. Resellers focus their efforts on selling a variety of brands throughout the United States. White label partners are complementary relationships that add additional advertisers and creators to our network. We intend to increase our number of resellers and white label partners under the IZEAx technology platform.

Affiliates.  IZEAx, as well as each of our legacy platforms, contain self-service affiliate programs designed to compensate social media content creators for referring other creators to join these platforms. In these programs, we incur the cost to pay a referral fee to the referrer equal to 5%-15% of the referee's earnings for up to a two-year period. To date, this has proven to be an efficient method of attracting new social media content creators into our creator network.

Industry Acumen. Our team possesses a strong marketing background. We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team and growing our social media creator network. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for social sponsorship. We rely on a number of channels in this area, including tradeshows, third party social media platforms (e.g., Facebook and Twitter), IZEA-hosted community events, paid searches, public relations and our corporate websites.

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

We earn sponsored revenue either on a per blog post, tweet, click or action basis from opportunities created by advertisers using our platforms or on an advertising campaign basis where we manage the entire campaign for our customers, often using multiple platforms to accomplish a full social media campaign. Advertisers can utilize a single platform to fill a specific need or combine platforms with each other to execute an integrated social media campaign. IZEAx, as well as each of our now sunsetted legacy platforms, can be activated and used in a self-service fashion or with the assistance of our account management team.

Advertisers may prepay for services by placing a deposit in their account with us.  The deposits are typically paid by the advertiser through the use of checks, wire transfers or credit cards. Deposits are recorded as unearned revenue until earned as described below. Typically, for each dollar an advertiser spends with us for sponsored services, approximately 50% of it goes to our social media content creators. Celebrity creators typically retain a higher percentage of each transaction due to the higher base price associated with these sponsorships.
The fulfillment of an advertiser opportunity is considered successful and earned after the requested blog post, click or action is approved or verified (either by the advertiser, our platforms automatically or by an account management team member, if we are managing the advertiser account) and listed for the requisite period of time, as applicable. The requisite period ranges from 3 days for a tweet to 30 days for a blog. Revenue is only recorded upon successful completion of these actions. If the action was not successful, the advertiser's account would not be charged and no revenue would be recorded. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to months. Sponsored revenue accounted for 88% and 88% of our total revenue in each of the years ended December 31, 2013 and 2014, respectively.

Media revenue occurs when a creator posts targeted display advertising next to sponsored blog content using IZEAMedia, our display advertising solution. Revenue for ad placement is received from the advertiser when the creator places the ad within their blog. Targeted display advertising is the ability to segment audiences individually by demographic, behavioral, contextual, or geographic means to display the most relevant advertisement to the segment. This display advertising is designed to complement a social sponsorship campaign within our platforms. IZEAMedia revenue accounted for 5% and 4% of our total revenue in the years ended December 31, 2013 and 2014, respectively. Moving forward, we believe this will continue to decline, as it is not the core focus of our business.

Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. We set certain minimum cash-out balance thresholds, typically $50, to encourage creators to help us better manage the time, Paypal fees and administrative costs that are associated with each cash-out by creators. Once a creator's account balance exceeds the minimum balance, they can request to be paid without incurring a fee. Service fee revenue accounted for 7% and 8% of our total revenue in the years ended December 31, 2013 and 2014, respectively.

As IZEAx continues to gain adoption from our advertisers, creators and partners in future periods, we anticipate additional forms of revenue streams including subscription fees, listing fees, licensing fees and sponsored search fees as a result of new functionality built into the platform. Additionally, we will begin reporting revenue from content sales after January 2015 as a result of our acquisition of Ebyline.

We were able to achieve gross margins on all our products of approximately 59% and 66% for the years ended December 31, 2013 and 2014, respectively. As part of our commitment to increasing shareholder value, we are constantly seeking methods to further increase margins by implementing technology advancements, rebalancing our revenue mix to focus on new releases and entering new high-margin social media markets. While IZEAx will add new revenue streams, it will also create partnerships that have different economic models. White label partners will receive a percentage of each transaction, which will affect the gross profit margin on sponsorships over time. Additionally, the acquisition of Ebyline in January 2015 is also expected to result in lower near term gross margins as the margins on this business are currently significantly lower than our historical averages. As a result, we expect that our total revenue will increase but our margins will decrease. This is an intentional dynamic that we seek to offset with the benefit of increased deal-flow through IZEAx and content sales through our acquisition of Ebyline.

Technology

IZEAx spans multiple social networks, blogs and YouTube. We aggregate our social media content creators in IZEAx which allows us to create scale and targeting for our advertisers. We provide the ability to target our creators based on a variety of software rules and filters. We provide self-service platforms that service all business types and sizes. Unlike traditional public relations, advertisers only pay for completed posts. We provide trackable results by automatically embedding tracking links and pixels, as well as support, for third-party tracking (such as DART). We also provide dashboards for real-time reporting, providing immediate feedback. We have the ability to seed thousands of conversations and create rich content including photos and videos.

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

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. One of our core strengths is our knowledge of and experience in launching and operating scalable social media marketplaces. Our product development expenses, consisting primarily of salaries paid to development personnel and included in general and administrative expenses, were approximately $503,000 and $964,000 for the years ended December 31, 2013 and 2014, respectively. We also incurred and capitalized in our balance sheet an additional $362,346 and $206,529 during the years ended December 31, 2013 and 2014, respectively, representing development costs from the date technological feasibility for IZEAx was established through the date it was launched.

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

Proprietary Rights

Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on trademark, copyright, patent and trade secret laws, confidentiality procedures and contractual provisions.

We currently own 28 trademark registrations and applications. We have successfully registered 17 trademarks to date with the U.S. Patent and Trademark Office (USPTO), including “Blogger’s Choice Awards,” “Champion the Creators,” “FanAds,” “Get Everyone Talking,” “InPostLinks,” “IZEA,” “IZEA Exchange,” “IZEAx,” “Native Ad Exchange,” “PayPerPost,” “Postie,” “SocialSpark,” “Sponsorship Marketplace,” “Staree,” and “We Reward (Design).” Further, we recently acquired registrations for “Virtual Newsroom” and “Ebyline.”  In addition to these registered marks, we currently have 11 trademark applications pending in the United States, with the intention of filing additional applications in both the U.S. and foreign countries where we have a bona fide commercial interest.
The pending applications which have been successfully prosecuted, not challenged by any third-parties, and allowed for registration by the USPTO in due course are “Influence Rank,” “Influence Upfront,” “InRank,” “Selective Syndication,” “SoundAmp,” and “Sponsored Music.”  The remaining five pending applications, namely, “Creators Choice Awards,” “Social Media Rank,” “Sponsored Social,” “The Content MarketPlace,” and “The Creator MarketPlace,” were recently filed in early 2015 and have yet to be examined.  Even if these applications are approved by the USPTO, there can be no assurance that we will be successful in obtaining the registrations since any third-party with a concern will have an opportunity to challenge the applications during the 30‑day opposition period prescribed by the USPTO.  If a third‑party is successful in its challenge, use of the marks will be restricted unless we enter into arrangements with the opposing party that may be unavailable on commercially reasonable terms.
We also own more than 450 domain names related to the various aspects of IZEA’s products and services.

We also actively protect our intellectual property rights through the prosecution of patent applications covering the important features of our IZEA Exchange platform and the other innovations we continue to pioneer. We have five pending non-provisional patent applications covering various methods, systems, and computer programs related to, among other things: two-way bidding associated with an advertisement opportunity; an online marketplace for the creation and modification of content; and an online marketplace for posting and search of content associated with geopositional information.

We cannot provide any assurance that our proprietary rights with respect to our products or services will be viable or have value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark, trade secret and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

Further, in recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We can and have been subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management's attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. See “Legal Proceedings” below for information on our current lawsuit in this regard.

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

Mandatory Disclosure. We mandate disclosure of the sponsored relationship between the advertiser and creator. In the case of our sunsetted legacy platforms, SponsoredTweets and SocialSpark a sponsorship cannot be published through the platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, in SponsoredTweets, a creator is required to select one of a number of disclosure phrases such as “sponsored,” “advertisement” or “ad” prior to the publication of the tweet. Additionally, each SocialSpark campaign includes a Disclosure Audit tool for advertisers that provides them with a report that monitors posts on an ongoing basis to make sure that posts continue to include disclosure after the initial posts are approved. However, as is the case with SponsoredTweets and SocialSpark, failure to disclose the sponsored relationship is a violation of our terms of service, which may result in the withholding of payment for the sponsorship, and the creator being removed from our network. IZEAx has adopted the same disclosure process as SponsoredTweets and SocialSpark.

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

Employees

As of March 12, 2015, we had a total of 92 full-time employees, including 68 in sales and marketing, 15 in product engineering and 9 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel.

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

Investors and others should note that we use social media to communicate with our subscribers and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an evaluation of our company will be included in filings on the SEC EDGAR website, and may also be disseminated using our investor relations website (http://corp.izea.com) and press releases. However, we encourage investors, the media, and others interested in our company to also review our social media channels @izea on Twitter and izeainc on Facebook.

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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $22,941,350 as of December 31, 2014.   Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We are developing a new platform to process all of our existing business transactions and grow our operations, but cannot provide any assurance regarding its commercial success.

We are developing a new platform called the IZEA Exchange (IZEAx) which is currently in public beta. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content through a wide variety of social channels. IZEAx is a brand-new system, engineered from the ground-up to replace all of our current platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term commercial success or growth. A portion of the proceeds of our private placement completed in February 2014 ("2014 Private Placement") was used for completion of the IZEAx platform, which is scheduled for continued updates and enhancements into the foreseeable future. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us. If our advertisers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new advertisers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

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

We may not successfully integrate our recent Ebyline acquisition to realize the full benefits of the combined business.

Our recent acquisition of Ebyline involves the integration of a business that had previously operated separately. The difficulties of combining the operations of this business include:
•the challenge of effecting technical integration while carrying on our ongoing businesses;
•the necessity of coordinating geographically separate organizations; and
•effective integration of personnel with diverse business backgrounds.

The process of completing the integration of this business could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of Ebyline’s operations could have an adverse effect on our business, financial condition or results of operations.

Our growth strategy depends, in part, on our acquiring companies, technologies and assets and adding them to our portfolio of software services to drive additional near and long-term revenue, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire companies, technologies and assets. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:
•identify suitable companies, technologies or assets to buy;
•complete the purchase of those businesses on terms acceptable to us;
•complete the acquisition(s) in the time frame and within the budget we expect; and
•improve the results of operations of each of the businesses that we buy and successfully integrate its operations on an accretive basis.

There can be no assurance that we will be successful in any or all of the factors above. Our failure to successfully implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, accretively acquire those candidates that we identify or integrate acquired businesses effectively and profitably.

We (and others) are currently defending a patent infringement claim related to peer-to-peer advertising between mobile communication devices seeking unspecified damages, which may materially impact our business.

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us in the U.S. District Court for the Eastern District of Texas. Blue Calypso’s complaint alleges that we infringe on their patents related to peer-to-peer advertising between mobile communication devices and seeks unspecified damages. On July 19, 2013, Blue Calypso’s case against us was consolidated, along with patent infringement cases against Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon, Inc. for all pretrial purposes, including discovery and claim construction.

On December 16, 2013, the Patent Trial and Appeal Board’s (PTAB) instituted a Covered Business Method Review (CBMR) for three of the five patents Blue Calypso asserts in its case against IZEA. In its decisions granting the CMBRs, the PTAB explained that several of Blue Calypso’s asserted patents are likely invalid. In particular, the PTAB found it more likely than not that each of these three patents was invalid based on two independent grounds of anticipation, and one ground of obviousness. Additionally, the PTAB preliminarily found it more likely than not that many of the claims of one of Blue Calypso’s patents were invalid due to a lack of written description. On January 17, 2014, the PTAB expanded its review to all five of Blue Calypso’s assert patents. The PTAB’s final decision regarding the asserted patents is expected by the end of this year. On January 16, 2014, the court granted a joint motion to stay Blue Calypso’s patent infringement case until the PTAB’s review of Blue Calypso’s asserted patents is complete. On January 17, 2014, the PTAB expanded its review to all five of Blue Calypso’s assert patents.

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions.
In view of the pending appeals to the United States Court of Appeals for the Federal Circuit, Defendants, including IZEA, have requested that the Eastern District of Texas Court keep the pending stay in place until resolution of the appeals. The Court has not yet ruled on Defendants’ motion to keep the stay in place.

At this stage, we do not have an estimate of the likelihood or the amount of any potential exposure to us. Although we believe that there is no merit to Blue Calypso’s suit, there can be no assurance that we will prevail in the suit.  In the event that a favorable outcome for us is not obtained, we could potentially be limited in certain ways in the use of our current social sponsorship platforms.  Even if the litigation is resolved in our favor, it is possible that the litigation will be protracted, resulting in substantial legal costs to defend against the action and the diversion of management's attention and other resources of our company.  In either event, the continuation of this action could have a material adverse effect on our business, financial condition and results of operations.

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

We must continue to retain and acquire creators that publish sponsorships through IZEAx in order to increase revenue and achieve profitability. If creators do not perceive our products and services to be of high value and quality or if we fail to provide value with IZEAx, we may not be able to acquire or retain creators. If we are unable to acquire new creators in numbers sufficient to grow our business, or if creators cease using our products and services, the revenue we generate may decrease and our operating results will be adversely affected. We believe that many of our new creators originate from word of mouth and other referrals from existing creators, and therefore we must ensure that our existing creators remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing creators are not successful, we may not be able to acquire new creators in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new creators.
If we fail to retain existing advertisers or add new advertisers, our revenue and business will be harmed.

We depend on our ability to attract and retain advertisers that are prepared to offer products or services on compelling terms through IZEAx. We must continue to attract and retain advertisers in order to increase revenue and achieve profitability. If new advertisers do not find our marketing and promotional services effective, or if existing advertisers do not believe that utilizing our platforms provides them with a long-term increase in customers, revenue or profit, they may stop advertising through our platforms. In addition, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, closures or bankruptcies. If we are unable to attract new advertisers in numbers sufficient to grow our business, or if too many advertisers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large advertisers seek extended payment terms, our operating results will be adversely affected.

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

Our total number of registered creators IZEAx may be higher than the number of our actual individual creators because some creators have multiple registrations, other creators may have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total registered creators as our measure of the size of our creator base. In addition, the number of creators includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms.

Our total number of registered advertisers may be higher than the number of our actual individual advertisers and may not be representative of the number of persons or companies who are active potential advertisers.

Our total number of registered advertisers IZEAx may be higher than the number of our actual individual advertisers because some advertisers have multiple registrations and other advertisers may no longer have a need for advertising or be in business. Given the challenges inherent in identifying these advertisers, we do not have a reliable system to accurately identify the number of actual individual advertisers, and thus we rely on the number of total registered advertisers as our measure of the size of our advertiser base. In addition, the number of advertisers includes the total number of advertisers that have completed registration through a specific date, less advertisers who have unsubscribed, and should not be considered as representative of the number of advertisers who continue to actively create to fulfill the sponsorships offered through our platforms.

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

We have developed a new platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. We have filed a patent application covering important features of this platform and have submitted a trademark application for “Native Ad Exchange,” which are currently pending approval. We are not aware of any reason why such applications will not be granted, although there can be no assurance thereof.

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

We have experienced a period of growth that has placed, and and will continue to place, a strain on our managerial and financial resources. As our business needs expand, we intend to hire new employees. To manage the expected growth of our operations and personnel, we will be required to:

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

We believe our future success will depend upon our ability to retain our key management, including Edward H. Murphy, our President and Chief Executive Officer, and Ryan S. Schram, our Chief Operating Officer. Mr. Murphy, who is our founder, has unique knowledge regarding the social sponsorship space and business contacts that would be difficult to replace. Mr. Schram has sales, marketing and development expertise regarding our platforms that our other officers do not possess. If Messrs. Murphy and Schram were to become unavailable to us, our operations would be adversely affected. We maintain "key-man" life insurance for our benefit in the amount of $1,500,000 on the life of Mr. Murphy, but not for any other officer. This insurance may be inadequate to compensate us for the loss of Mr. Murphy. Moreover, we have no insurance to compensate us for the loss of any other of our executive officers or key employees.

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

Having only three executive officers and two independent directors limits our ability to establish effective independent corporate governance procedures and increases the control of our executive officers and non-independent directors.

We have only three executive officers and five directors. Two of our directors are also executive officers, one director is our largest individual stockholder and two directors are considered independent.  Accordingly, it is difficult to establish effective operating board committees comprised of independent members to oversee committee functions.  This structure gives our executive officers and largest stockholder significant control over all our corporate governance matters.

Unless and until we have a larger board of directors that would include a majority of independent members, there will be limited oversight of our executive officers’ decisions and activities and little ability for you to challenge or reverse those decisions and activities, even if they are not in your best interests.

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

As of March 12, 2015, we have 57,697,666 shares of common stock issued, outstanding stock options to purchase 12,977,378 shares of common stock at an average price of $0.44 per share, outstanding warrants to purchase 54,042,749 shares of common stock at an average price of $0.41 per share, and 1,754,164 shares of vested, yet unissued, shares of restricted common stock. Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 7,107,638 shares of common stock under our May 2011 Equity Incentive Plan and 1,492,397 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial issuances of our common stock to satisfy our obligations under the Stock Purchase Agreement for our acquisition of Ebyline, Inc.

On January 30, 2015, we purchased of all of the outstanding shares of capital stock of Ebyline pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment made at closing of $1,200,000, a stock issuance six months after the closing valued at $250,000, up to an additional $1,900,000 in two equal installments of $950,000 on the first and second anniversaries of the closing (subject to reduction) and up to $5,500,000 in performance payments paid over three years based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. Both the $1,900,000 in annual payments and the $5,500,000 in performance payments may be made in cash or common stock, at our option.
If Ebyline achieves all of the revenue targets, we do not have enough cash reserves to pay for the complete purchase price in cash. As such, we may issue shares of our common stock to satisfy the future payment obligations or raise funds through additional financing opportunities. Stock payments are to be based on the 30-day volume-weighted average closing price prior to the payment date. Additional financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities or other financing alternatives. The issuance of a substantial number of shares of common stock to raise additional capital to satisfy the future payment obligations could significantly dilute the percentage ownership interests of and may be at prices more beneficial than those paid by our existing common stockholders.

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

We have not registered our securities under the Securities Exchange Act and therefore are not subject to the SEC's beneficial ownership reporting and proxy statement rules.

We do not currently have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, which would subject us to the proxy solicitation rules and the beneficial ownership reporting rules for executive officers and directors. We are, however, subject to Section 15(d) of the Securities Exchange Act because we have a current registration statement in 2015. This means that we are required to file Forms 10-K, 10-Q and 8-K with the SEC, but we are still not subject to the beneficial ownership reporting and proxy statement rules, which would provide our stockholders and potential investors with additional information about our company and management. So long as we are subject to Section 15(d) of the Securities Exchange Act, shareholders holding restricted shares of our common stock may utilize Rule 144 is six-month holding period prior to sale. Should we no longer have a current registration statement in 2016, we will no longer be subject to Section 15(d) and will be a "voluntary filer" so that shareholders holding restricted shares of our common stock will be required to hold our shares for 12 months prior to sale. When we are able to satisfy initial eligibility criteria to "uplist" our common stock to a national securities exchange such as Nasdaq, we would expect to register our securities under Section 12 of the Securities Exchange Act and then become subject to all applicable reporting rules.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

In December 2013, we moved our corporate headquarters to 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida pursuant to a five year and five month sublease agreement that is renewable for one additional year until April 2020. We lease approximately 15,500 square feet based on a variable $17.50 to $22.50 per square foot annual rate over the lease term. During 2013, we leased space under a one-year sublease agreement at 1000 Legion Place, Suite 1600 in Orlando, Florida with total rent owed of $85,000. We also lease flexible office space under a month-to-month contract in Chicago, Los Angeles and New York.

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $125,000 and $263,000 for the years ended December 31, 2013 and 2014, respectively.

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

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us in the U.S. District Court for the Eastern District of Texas. Blue Calypso’s complaint alleges that we infringe their patents related to peer-to-peer advertising between mobile communication devices and seeks unspecified damages. On July 19, 2013, Blue Calypso’s case against us was consolidated, along with patent infringement cases against Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon, Inc. for all pretrial purposes, including discovery and claim construction.

On December 16, 2013, the Patent Trial and Appeal Board’s (PTAB) instituted a Covered Business Method Review (CBMR) for three of the five patents Blue Calypso asserts in its case against IZEA. In its decisions granting the CMBRs, the PTAB explained that several of Blue Calypso’s asserted patents are likely invalid. In particular, the PTAB found it more likely than not that each of these three patents was invalid based on two independent grounds of anticipation, and one ground of obviousness. Additionally, the PTAB preliminarily found it more likely than not that many of the claims of one of Blue Calypso’s patents were invalid due to a lack of written description. On January 16, 2014, the court granted a joint motion to stay Blue Calypso’s patent infringement case until the PTAB’s review of Blue Calypso’s asserted patents is complete. On January 17, 2014, the PTAB expanded its review to all five of Blue Calypso’s assert patents.

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions.
In view of the pending appeals to the United States Court of Appeals for the Federal Circuit, Defendants, including IZEA, have requested that the Eastern District of Texas Court keep the pending stay in place until resolution of the appeals. The Court has not yet ruled on Defendants’ motion to keep the stay in place.

    At this stage, we do not have an estimate of the likelihood or the amount of any potential exposure to us. We believe that there is no merit to Blue Calypso’s suit and continue to vigorously defend ourselves against Blue Calypso’s allegations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

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

Fiscal year ended December 31, 2013	High	Low
First quarter	$0.46	$0.16
Second quarter	$0.35	$0.16
Third quarter	$0.40	$0.25
Fourth quarter	$0.43	$0.26

Fiscal year ended December 31, 2014	High	Low
First quarter	$0.68	$0.30
Second quarter	$0.61	$0.41
Third quarter	$0.50	$0.35
Fourth quarter	$0.37	$0.19

Holders

As of March 12, 2015, we had approximately 205 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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
We agreed, pursuant to the terms of a registration rights agreement with the investors, to (i) file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within the sooner of 60 days after the closing date or 10 business days after we filed our Annual Report on Form 10-K for the year ended December 31, 2013; (ii) use our commercially reasonable best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction. If we are unable to comply with any of the above covenants, we will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price per month until such non-compliance is cured, with such liquidated damages payable in cash. We filed a registration statement on Form S-1 related to these shares on April 7, 2014, which was declared effective by the SEC on May 14, 2014 (satisfying the terms of (i) and (ii) above). On February 21, 2015, the terms of (iii) were satisfied as securities may now be sold pursuant to Rule 144 one year after issuance.

Other Restricted Share Issuances

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

On December 31, 2014, we issued 64,144 shares of restricted common stock valued at $25,000 to each Brian W. Brady, Lindsay A. Gardner and Dan R. Rua for their service as directors of our company during the year ended December 31, 2014.

The foregoing issuances of shares were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements.” The statements, which are not historical facts contained in this report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, the successful integration of acquired companies, technologies and assets into our portfolio of software and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the SEC.

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

Company History

IZEA, Inc. was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered in Winter Park, Florida with offices in Chicago, Los Angeles and New York and a sales presence in Texas and Michigan.

Company Overview

IZEA, Inc. is a leading company in the social sponsorship space. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost.com, and have focused on scaling our offerings ever since. We compensate bloggers, tweeters and other types of social media content creators to share information about companies, products, websites and events within their social media content streams. Advertisers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their posts.

Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice also referred to as “native advertising” and "sponsored content.” We generate our revenue primarily through the sale of sponsorship campaigns to our advertisers. We fulfill these campaigns through our platforms by utilizing our creators to complete sponsorship opportunities for its advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.

We operate an online marketplace that connects brands with creators at IZEA.com as well as other white label marketplaces. IZEA.com and all white label sites are powered by the IZEA Exchange (“IZEAx”), a platform that handles content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. Prior to the launch of IZEAx, we had independent technology platforms including PayPerPost.com, SocialSpark.com and SponsoredTweets.com, which have been shut down throughout 2014 and replaced with the IZEAx system.

IZEAx takes the existing concepts of product placement and endorsements commonly found in movies, television and radio and applies them to the social web. We democratize the sponsorship process, allowing everyone from college students and stay at home moms to celebrities the opportunity to monetize their content, creativity and influence in social media. We direct bloggers, tweeters and other types of social media content creators to share information about companies, products, websites and events within their social media content streams. Advertisers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their posts.

Results of Operations for the Twelve Months Ended December 31, 2014 Compared to the Twelve Months Ended December 31, 2013

	Twelve Months Ended
	December 31, 2014	December 31, 2013	$ Change	% Change
Revenue	$8,322,274	$6,626,943	$1,695,331	25.6%
Cost of sales	2,845,833	2,698,364	147,469	5.5%
Gross profit	5,476,441	3,928,579	1,547,862	39.4%
Operating expenses:
General and administrative	8,813,291	6,460,800	2,352,491	36.4%
Sales and marketing	1,309,353	380,835	928,518	243.8%
Total operating expenses	10,122,644	6,841,635	3,281,009	48.0%
Loss from operations	(4,646,203)	(2,913,056)	(1,733,147)	(59.5)%
Other income (expense):
Interest expense	(25,375)	(63,404)	38,029	(60.0)%
Loss on exchange of warrants and debt	—	(94,214)	94,214	(100.0)%
Change in fair value of derivatives and notes payable carried at fair value, net	7,845,214	(251,847)	8,097,061	(3,215.1)%
Other income (expense), net	10,428	529	9,899	1,871.3%
Total other income (expense)	7,830,267	(408,936)	8,239,203	2,014.8%
Net income (loss)	$3,184,064	$(3,321,992)	$6,506,056	195.8%

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

Reconciliation of Net Income (Loss) to Operating EBITDA:
	Twelve Months Ended
	December 31, 2014	December 31, 2013
Net income (loss)	$3,184,064	$(3,321,992)
Non-cash stock-based compensation	538,263	725,254
Non-cash stock issued for payment of services	166,610	438,768
Change in the fair value of derivatives	(7,845,214)	251,847
Loss on exchange of warrants	—	94,214
Loss/(Gain) on disposal of equipment	16,192	(2,879)
Interest expense	25,375	63,404
Depreciation & amortization	195,154	69,229
Operating EBITDA	$(3,719,556)	$(1,682,155)

Revenues

We derive revenue from three sources: revenue from an advertiser for the use of our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators for services, maintenance and enhancement of their accounts ("Service Fee Revenue"). In 2015, we expect to see a small portion of revenue from our addition of partnerships and licensing fees.

Revenues for the twelve months ended December 31, 2014 increased by $1,695,331, or 25.6%, compared to the same period in 2013. The increase was attributable to a $1,534,000 increase in our Sponsored Revenue, a $77,000 decrease in Media Revenue and a $238,000 increase in Service Fee Revenue. In the twelve months ended December 31, 2014, Sponsored Revenue was 88%, Media Revenue was 4% and Service Fee Revenue was 8% of total revenue compared to Sponsored Revenue of 88%, Media Revenue of 5% and Service Fee Revenue of 7% of total revenue in the twelve months ended December 31, 2013. The increase in Sponsored Revenue income was primarily attributable to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Service fees increased in the twelve months ended December 31, 2014 due to additional fees received from inactive self-service advertisers and creators. Media Revenue is decreasing due to a tactical shift from display advertising to focus on our Sponsored Revenue.

Our net bookings of $9.0 million for the twelve months ended December 31, 2014 were approximately 24% higher than the net bookings of $7.3 million for the twelve months ended December 31, 2013. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2015 as compared to 2014.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our social media content creators for fulfilling an advertiser’s sponsor request for a blog post, tweet, click or action.

Cost of sales for the twelve months ended December 31, 2014 increased by $147,469, or 5.5%, compared to the same period in 2013.  The increase in cost of sales was primarily related to the increase in our sales.

Gross profit for the twelve months ended December 31, 2014 increased by $1,547,862, or 39.4%, compared to the same period in 2013.  Additionally, our gross profit as a percentage of revenue increased by seven percentage points from 59% for the twelve months ended December 31, 2013 to 66% for the same period in 2014. The gross profit increase during the twelve months ended December 31, 2014 compared to 2013 was primarily attributable to an increase in larger advertisers using our managed campaign services, where we manage all aspects of their sponsored social advertising, as compared to smaller or self-service advertisers who manage their own campaigns using our platforms. Additionally, a larger portion of revenue was derived from service fees during the twelve months ended December 31, 2014, which have little or no cost associated with them.

While IZEAx will allow us to add new revenue streams in 2015, it will also create partnerships that have different economic models. White label partners will receive a percentage of each transaction, which will affect the gross profit margin on sponsorships over time. Additionally, the acquisition of Ebyline in January 2015 is also expected to result in lower near term gross margins as the margins on this business are currently significantly lower than our historical averages. As a result, we expect that our total revenue will increase but our margins will decrease.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the twelve months ended December 31, 2014 increased by $3,281,009, or 48.0%, compared to the same period in 2013. The increase was primarily attributable to an increase in the number of personnel and their related costs, rent increases and investor relations expenses, along with higher depreciation, travel and promotional marketing expenses for our new platform.

General and administrative expenses consist primarily of payroll, general operating costs, public company costs, facilities costs, insurance, depreciation, professional fees, and investor relations fees.  General and administrative expenses for the twelve months ended December 31, 2014 increased by $2,352,491, or 36.4%, compared to the same period in 2013. The increase was primarily attributable to an increase in personnel costs of approximately $1,700,000 as a result of the increase in the number of our personnel by nearly 71% over the year and additional commissions paid to personnel for the increase in customer bookings. Increased personnel costs are expected to continue in 2015 due to the realization of an entire year of salaries, taxes and benefits for the 2014 new hires and planned increases in the total number of personnel. The increase in general and administrative expenses is also attributable to an increase in public company and investor relations expenses of approximately $96,000 due to the retainer of several investor relation firms to help further promote our Company in the current year; a $103,000 increase in software and subscription costs as a result of increased personnel and additional systems used to manage our growing business; a $160,000 increase in travel costs related to the launch tour of our new platform and increase in outside personnel; a $145,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx); and a $137,000 increase in rent for our new facilities.

Sales and marketing expenses consist primarily of costs to acquire and support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the twelve months ended December 31, 2014 increased by $928,518 or 243.8%, compared to the same period in 2013.   The increase was primarily attributable to increased planned promotional expenses related to the launch of IZEAx and development of brand recognition through increased advertising for IZEA.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, a loss on exchange of warrants and debt and the change in the fair value of derivatives and notes payable carried at fair value.

Interest expense during the twelve months ended December 31, 2014 decreased by $38,029 compared to the same period in 2013 primarily due to lower debt balances in 2014 after all debt was converted into equity in our 2013 Private Placement pursuant to the terms of our various then outstanding notes payable or by separate agreement.

During the twelve months ended December 31, 2013, we recognized a $94,214 loss on exchange when we settled the payment of a $75,000 note payable and accrued interest thereon through an exchange of shares of our common stock and we redeemed certain warrants to purchase an aggregate of 4,546 shares of common stock for the same number of shares of our common stock without receiving any cash consideration for the exchange.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $7,845,214 and $514,704, resulting from the increase in the fair value of certain warrants during the twelve months ended December 31, 2014 and 2013, respectively. Additionally, we recorded a $765,907 expense from the increase in fair value of certain notes payable and a $644 expense from the increase in fair value of compound embedded derivatives during the twelve months ended December 31, 2013. The net effect of these changes in fair values resulted in income of $7,845,214 and expense of $251,847 during the twelve months ended December 31, 2014 and 2013, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. We have 35,910,554 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease causing substantial income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a substantial loss from the change in fair value.

Net Income (Loss)

Net income for the twelve months ended December 31, 2014 was $3,184,064, which increased from a net loss of $3,321,992 for the same period in 2013.  The increase in net income was primarily the result of the increase in our gross profit margin and income recorded for the change in fair value of derivative financial instruments offset by increases in operating expenses as discussed above.

Liquidity and Capital Resources

Our cash position was $6,521,930 as of December 31, 2014 as compared to $530,052 as of December 31, 2013, an increase of $5,991,878 primarily as a result of proceeds received in our 2014 Private Placement described below.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $22,941,350 as of December 31, 2014.

Cash used for operating activities was $4,213,674 during the twelve months ended December 31, 2014 and was primarily a result of our loss from operations during the period of $4,646,203. Cash used for investing activities was $777,709 during the twelve months ended December 31, 2014 due primarily to the capitalization of software development costs for IZEAx that launched in March 2014 and increases in computer equipment purchases. Cash provided by financing activities was $10,983,261 during the twelve months ended December 31, 2014 and was primarily a result of net proceeds of $10,933,998 from the sale of our common stock, as discussed below. Financing activities were reduced by loan costs and principal payments on our capital leases of $63,537. In July 2014, 450,000 shares underlying our $0.25 warrants issued in our 2013 Private Placement were exercised for total proceeds of $112,500 and employee stock options were exercised into 1,250 shares of common stock for cash proceeds of $300.

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

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance six months after the closing valued at $250,000, up to an additional $1,900,000 in two equal installments of $950,000 on the first and second anniversaries of the closing (subject to proportional reduction in the event Ebyline’s final 2014 revenue is below $8,000,000), and up to $5,500,000 in performance payments based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. Both the $1,900,000 in annual payments and the $5,500,000 in performance payments may be made in cash or common stock, at our option. The performance payments will be made only if Ebyline achieves at least 90% of Content-Only Revenue, as defined in the agreement, of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90% but less than 100% of the Content-Only Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment.

The effect of the above transactions has provided us with a positive working capital balance and sufficient cash reserves or equity available to cover expenses for the foreseeable future.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of December 31, 2014. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2014 and 2013.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform , IZEAx. This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $568,875 in direct materials, payroll and benefit costs to software development costs in the consolidated balance sheet as of December 31, 2014. We estimate the useful life for IZEAx will be 5 years, consistent with the amount of time our legacy platforms were in-service, and are amortizing the software development costs over this period.

We derive revenue from three sources: revenue from an advertiser for the use of the our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on our online platform and their request is completed and content listed, as applicable, by our creators for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Management fees related to Sponsored Revenue from advertising campaigns managed by the Company are recognized equally over the term of the campaign which range from a few days to months. Media Revenue is recognized and considered earned when our creators place targeted display advertising in blogs. Service fees are recognized immediately when the maintenance, enhancement or other service is performed for an advertiser or creator.   Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or creator or at the time the account becomes dormant or is cashed out. Self-service advertisers must prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via check, wire transfer or credit card. Advertisers who use Company personnel to manage their advertising campaigns may prepay for services or request credit terms. Deposits are recorded as unearned revenue until earned as described above. All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) our price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obliger in the arrangement, establish the pricing and determine the service specifications.
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

The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2013 and 2014:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2013	2,170,834	$0.25	10 years	52.72%	1.91%	$0.16
June 30, 2013	975,250	$0.25	6 years	51.84%	0.91%	$0.12
September 30, 2013	4,493,978	$0.35	10 years	51.72%	2.74%	$0.24
December 31, 2013	980,000	$0.34	5 years	47.55%	1.37%	$0.14
March 31, 2014	330,000	$0.48	5 years	43.32%	1.60%	$0.19
June 30, 2014	1,066,680	$0.46	5 years	41.38%	1.66%	$0.18
September 30, 2014	1,992,151	$0.38	5 years	40.38%	1.74%	$0.14
December 31, 2014	970,000	$0.26	9 years	46.76%	2.14%	$0.15

There were 11,913,774 total options outstanding with a weighted average exercise price of $0.46 per share and 4,471,936 exercisable options outstanding with a weighted average exercise price of $0.58 per share as of December 31, 2014.  There is no aggregate intrinsic value on the exercisable, outstanding options as of December 31, 2014 since the weighted average exercise price per share exceeded the market price of $0.28 of our common stock on such date.

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

Recent Accounting Pronouncements

There are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Management does not believe any of these accounting pronouncements will have a material impact on our financial position or operating results.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IZEA, Inc.

We have audited the accompanying consolidated balance sheets of IZEA, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IZEA, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida
March 19, 2015

IZEA, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current:
Cash and cash equivalents	$6,521,930	$530,052
Accounts receivable	2,156,378	1,659,802
Prepaid expenses	190,604	109,960
Other current assets	61,424	83,486
Total current assets	8,930,336	2,383,300

Property and equipment, net of accumulated depreciation of $239,521 and $205,070	588,919	156,482
Software development costs, net of accumulated amortization of $85,331 and $0	483,544	362,346
Security deposits	100,641	46,574
Total assets	$10,103,440	$2,948,702

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$310,611	$817,057
Accrued expenses	394,617	365,454
Unearned revenue	1,767,074	1,292,228
Current portion of capital lease obligations	54,376	43,852
Total current liabilities	2,526,678	2,518,591

Capital lease obligations, less current portion	7,291	34,013
Deferred rent	106,531	14,179
Warrant liability	3,203,465	1,832,945
Total liabilities	5,843,965	4,399,728

Stockholders’ equity (deficit:)
Common stock, $.0001 par value; 200,000,000 shares authorized; 57,697,666 and 22,560,653 issued and outstanding	5,770	2,256
Additional paid-in capital	27,195,055	24,672,132
Accumulated deficit	(22,941,350)	(26,125,414)
Total stockholders’ equity (deficit)	4,259,475	(1,451,026)

Total liabilities and stockholders’ equity (deficit)	$10,103,440	$2,948,702

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2014	2013

Revenue	$8,322,274	$6,626,943
Cost of sales	2,845,833	2,698,364
Gross profit	5,476,441	3,928,579

Operating expenses:
General and administrative	8,813,291	6,460,800
Sales and marketing	1,309,353	380,835
Total operating expenses	10,122,644	6,841,635

Loss from operations	(4,646,203)	(2,913,056)

Other income (expense):
Interest expense	(25,375)	(63,404)
Loss on exchange of warrants and debt	—	(94,214)
Change in fair value of derivatives and notes payable carried at fair value, net	7,845,214	(251,847)
Other income (expense), net	10,428	529
Total other income (expense)	7,830,267	(408,936)

Net income (loss)	$3,184,064	$(3,321,992)

Weighted average common shares outstanding – basic	52,327,088	12,400,366
Basic income (loss) per common share	$0.06	$(0.27)

Weighted average common shares outstanding – diluted	63,400,080	12,400,366
Diluted income (loss) per common share	$0.05	$(0.27)

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	5	$—	6,186,997	$619	$21,489,354	$(22,803,422)	$(1,313,449)
Sale of common stock and conversion of notes payable, net of offering costs	—	—	14,236,472	1,424	1,882,786	—	1,884,210
Conversion of preferred stock	(5)	—	3,788	—	—	—	—
Conversion of notes payable into common stock	—	—	773,983	77	124,534	—	124,611
Exchange of warrants for common stock	—	—	5,001	1	731	—	732
Fair value of warrants issued	—	—	—	—	7,209	—	7,209
Stock issued for payment of services	—	—	1,354,412	135	442,264	—	442,399
Stock-based compensation	—	—	—	—	725,254	—	725,254
Net loss	—	—	—	—	—	(3,321,992)	(3,321,992)
Balance, December 31, 2013	—	$—	22,560,653	$2,256	$24,672,132	$(26,125,414)	$(1,451,026)
Sale of common stock, net of offering costs	—	—	34,285,728	3,429	10,928,759	—	10,932,188
Fair value of warrants issued	—	—	—	—	(12,382,216)	—	(12,382,216)
Fair value of 2013 PPM warrants reclassified from liability to equity	—	—	—	—	3,166,482	—	3,166,482
Exercise of stock options & warrants	—	—	451,250	45	112,755	—	112,800
Stock purchase plan subscriptions	—	—	7,603	1	1,809	—	1,810
Stock issued for payment of services	—	—	392,432	39	157,071	—	157,110
Stock-based compensation	—	—	—	—	538,263	—	538,263
Net income	—	—	—	—	—	3,184,064	3,184,064
Balance, December 31, 2014	—	$—	57,697,666	$5,770	$27,195,055	$(22,941,350)	$4,259,475

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,184,064	$(3,321,992)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	109,823	51,229
Amortization of software development costs and other assets	95,548	45,961
Loss (gain) on sale of furniture and equipment	16,192	(2,879)
Bad debt expense	—	26,389
Stock-based compensation	538,263	725,254
Stock issued or to be issued for payment of services	166,610	443,588
Loss on exchange of warrants and debt	—	94,214
Change in fair value of derivatives and notes payable carried at fair value, net	(7,845,214)	251,847
Cash provided by (used for):
Accounts receivable	(496,576)	(1,259,373)
Prepaid expenses and other current assets	(72,299)	(15,226)
Accounts payable	(506,446)	(346,250)
Accrued expenses	29,163	203,990
Unearned revenue	474,846	152,088
Deferred rent	92,352	14,179
Net cash used for operating activities	(4,213,674)	(2,936,981)

Cash flows from investing activities:
Purchase of equipment	(517,113)	(17,586)
Increase in software development costs	(206,529)	(362,346)
Security deposits	(54,067)	(37,526)
Net cash used for investing activities	(777,709)	(417,458)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	—	1,439,798
Proceeds from issuance of common stock and warrants, net	10,933,998	2,004,111
Proceeds from exercise of stock options & warrants	112,800	—
Payments on notes payable and capital leases	(63,537)	(217,364)
Net cash provided by financing activities	10,983,261	3,226,545

Net increase (decrease) in cash and cash equivalents	5,991,878	(127,894)
Cash and cash equivalents, beginning of year	530,052	657,946

Cash and cash equivalents, end of period	$6,521,930	$530,052

Supplemental cash flow information:
Cash paid during period for interest	$15,158	$13,045

Non-cash financing and investing activities:
Fair value of 2013 PPM warrants reclassified from liability to equity	$3,166,482	$—
Fair value of warrants issued	$12,382,216	$2,352,108
Conversion of notes payable into common stock	$—	$1,501,229
Acquisition of assets through capital lease	$41,339	$73,489

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA, Inc. (the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. The Company is headquartered in Winter Park, Florida with offices in Chicago, Los Angeles and New York and a sales presence in Texas and Michigan.

The Company is a leading company in the social sponsorship spacecreating the first social sponsorship marketplace in 2006 with the launch of our first platform, PayPerPost.com. Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice also referred to as “native advertising” and "sponsored content.” The Company generates its revenue primarily through the sale of sponsorship campaigns to its advertisers. The Company fulfills these campaigns through its platforms by utilizing its network of creators to complete sponsorship opportunities for its advertisers. The Company also generates revenue from the posting of targeted display advertising and from various service fees.

The Company currently operates an online marketplace that connects brands with creators at IZEA.com as well as other white label marketplaces. IZEA.com and all white label sites are powered by the IZEA Exchange (“IZEAx”), a platform that handles content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. Prior to the launch of IZEAx, the Company had independent technology platforms including PayPerPost.com, SocialSpark.com and SponsoredTweets.com, which were shut down throughout 2014 and replaced with the IZEAx system.

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of December 31, 2014 and 2013. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2014 and 2013.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At December 31, 2014, the Company had two customers which accounted for 29% of total accounts receivable in the aggregate. At December 31, 2013, the Company had two customers which accounted for 23% of total accounts receivable in the aggregate. The Company had one customer that accounted for 10% and 12% of its revenue during the twelve months ended December 31, 2014 and 2013.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

IZEA, Inc.
Notes to the Consolidated Financial Statements

Computer Equipment	3 years
Software Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
Leasehold Improvements	5 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is recognized in net income or loss.

Software Development Costs
Throughout 2013 and the first quarter of 2014, the Company developed a new web-based advertising exchange platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company is amortizing software development costs for IZEAx over 5 years.

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser for the use of the Company's network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service fees charged to advertisers and creators ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's opportunity is posted on the Company's online platform and their request is completed and content listed, as applicable, by the Company's creators for a requisite period of time. The requisite period ranges from 3 days for an action or tweet to 30 days for a blog. Management fees related to Sponsored Revenue from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to months. Media Revenue is recognized and considered earned when the Company's creators place targeted display advertising in blogs. Service fees charged to advertisers are primarily related to inactivity fees for dormant accounts and fees for additional services outside of sponsored revenue. Service fees charged to creators include upgrade account fees for obtaining greater visibility to advertisers in advertiser searches in our platforms, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the maintenance or enhancement service is performed for an advertiser or creator or at the time the account becomes dormant or is cashed out. Self-service advertisers must prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via check, wire transfer or credit card. Advertisers who use Company personnel to manage their advertising campaigns may prepay for services or request credit terms. Deposits are recorded as unearned revenue until earned as described above.

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company.  Advertising expense charged to operations for the twelve months ended December 31, 2014 and 2013 were approximately $827,000 and $67,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent
The Company’s operating lease for its office facilities contains predetermined fixed increases of the base rental rate during the lease term which was recognized as rental expense on a straight-line basis over the lease term which ends in April 2019, but is

IZEA, Inc.
Notes to the Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability as of December 31, 2014 (see Note 6). Significant unobservable

IZEA, Inc.
Notes to the Consolidated Financial Statements

inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair value measurement. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 8) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2014 and 2013:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2014	December 31, 2013
Expected term	6 years	9 years
Weighted average volatility	42.26%	51.51%
Weighted average risk free interest rate	1.80%	2.17%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Average expected forfeiture rates were 9.30% and 3.72% during the twelve months ended December 31, 2014 and 2013, respectively.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

Recent Accounting Pronouncements
There are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Management does not believe any of these accounting pronouncements will have a material impact on the Company's financial position or operating results.

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

NOTE 2.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013
Furniture and fixtures	$203,965	$153,521
Office equipment	42,576	34,518
Computer equipment	292,669	169,814
Leasehold improvements	289,230	3,699
Total	828,440	361,552
Less accumulated depreciation and amortization	(239,521)	(205,070)
Property and equipment, net	$588,919	$156,482

Computer equipment includes items under capital leases totaling $114,827 and $119,681 as of December 31, 2014 and 2013, respectively. Accumulated amortization relating to equipment under capital leases totaled $42,131 and $42,549 as of December 31, 2014 and 2013, respectively. Depreciation and amortization expense on property and equipment recorded in general and administrative expense in the accompanying consolidated statements of operations was $109,823 and $51,229 for the twelve months ended December 31, 2014 and 2013, respectively.

NOTE 3.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	December 31, 2014	December 31, 2013
Software development costs	$568,875	$362,346
Less accumulated depreciation and amortization	(85,331)	—
Software development costs, net	$483,544	$362,346

The Company capitalized $568,875 in direct materials, payroll and benefit costs to software development costs in the consolidated balance sheet as of December 31, 2014. The Company determined that on April 15, 2013, the project became technologically

IZEA, Inc.
Notes to the Consolidated Financial Statements

feasible and the development phase began. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx and initially began amortizing the costs over 3 years. In the fourth quarter of 2014, the Company revised its estimate of useful life to 5 years based on a review of the functionality of IZEAx and determination that it was viable and able to supersede and handle all transactions previously processed under its older platforms, which each had a useful life of approximately 5 years. All of the existing legacy platforms were shut down and IZEAx became the sole operating platform by the end of 2014. This change in estimate resulted in a reduction of amortization expense of $37,925 in the fourth quarter. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $85,331 for the twelve months ended December 31, 2014. Amortization expense will be $113,775 for the next four years and $28,444 in 2019.

NOTE 4.     INTANGIBLE ASSETS

Loan Acquisition Costs
In conjunction with the issuance of notes payable (see Note 5), the Company incurred legal and bank fees that were capitalized as loan acquisition costs and are being amortized over the term of the debt using the effective interest method. Amortization of loan costs included in interest expense in the accompanying consolidated statements of operations was $10,217 and $27,961 in the twelve months ended December 31, 2014 and 2013, respectively. The remaining value of loan costs as of December 31, 2014 is $1,000 related to the Bridge Bank Credit Agreement, and is expected to be amortized in full during fiscal 2015.

Customer List Acquisition
In July 2011, the Company acquired a network of customers that included approximately 12,000 advertisers and 20,000 Twitter creators in 143 countries from Magpie & Friends Ltd., a private limited company organized under the laws in England and Wales. The Company recorded total costs of $125,525 for the purchase of these customers. In December 2012, after analyzing expected future cash flows the customer list it acquired in 2011, the Company determined that the fair value of this asset exceeded its carrying value as of December 31, 2012 and recorded a $48,249 impairment on the value of the customer lists in general and administrative expenses in the accompanying consolidated statements of operations. Additionally, the Company estimated that its future cash flows from these customers would be minimal after one more year and, therefore, determined that the remaining fair value of $77,276 should be amortized equally over the remaining estimated useful life of one year. Amortization of asset costs included in general and administrative expense in the accompanying consolidated statements of operations was $18,000 for the twelve months ended December 31, 2013.

Net intangible assets included in the the Balance Sheet as other current assets consists of the following:

	December 31, 2014	December 31, 2013
Loan acquisition costs	$65,101	$59,101
Customer lists	77,276	77,276
Total	142,377	136,377
Less accumulated amortization	(141,377)	(131,160)
Intangible assets, net	$1,000	$5,217

NOTE 5.    NOTES PAYABLE

Convertible Notes Payable
$550,000 Note Payable:
On February 3, 2012, the Company issued a senior secured promissory note in the principal amount of $550,000 less an original issuance discount (OID) of $50,000. The holders were permitted to convert the outstanding principal amount of the note at a conversion price of 90% of the closing price of the Company's common stock. Upon initial recording of the note, the Company determined that the embedded conversion option (ECO) required bifurcation from the host instrument and classification as a liability at fair value. The initial fair value of the ECO of $12,151 was subsequently remeasured at fair value each reporting period. The allocation of proceeds from the note resulted in an initial carrying value of the principal of $484,349, consisting of the $550,000 face value of the note less the $50,000 OID, $3,500 in lender fees, and $12,151 allocated to the ECO, or a total discount of $65,651. The discount is subject to amortization, through charges to interest expense, over the term to maturity or conversion using the effective interest method. Approximately $5,800 of the discount and $1,877 of loan acquisition costs were amortized as interest expense for the twelve months ended December 31, 2013.

From October 2012 through December 2012, the holders of this promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. On February 4, 2013, the Company satisfied all of its

IZEA, Inc.
Notes to the Consolidated Financial Statements

remaining obligations under this note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share.

$75,000 Notes Payable:
On May 4, 2012, the Company issued an unsecured 30-day promissory note to two of its existing shareholders in the principal amount of $75,000. In June 2012, the note was extended until December 4, 2012 and the parties agreed that the noteholders could convert the note at any time on or before the maturity date into shares of common stock at a conversion price equal to the lower of (i) $5.00 per share or (ii) 90% of the then market price based on a volume weighted average price per share of the Company's common stock for the ten trading days prior to the conversion date. Upon initial recording of the note, the Company determined that the embedded conversion option (ECO) required bifurcation from the host instrument and classification as a liability at fair value. The initial fair value of the ECO of $15,625 was subsequently remeasured at fair value each reporting period. The note bore interest at a rate of 8% per annum. The noteholders did not elect to convert this note and the Company was not able to pay the balance owed upon its maturity on December 4, 2012. Therefore, the conversion feature expired and the note was in default bearing interest at the default rate of 18% per annum. On August 15, 2013, the Company satisfied all of its remaining obligations under this note when the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest, into 349,464 shares of common stock and a like number of warrants on the same terms and conditions as other investors in its 2013 Private Placement discussed in Note 8. The Company recorded a $93,482 loss on the exchange of the promissory note for shares in the Company's consolidated statements of operations during the twelve months ended December 31, 2013.

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum total outstanding advanced amount of $1.5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $5,000 (0.5% of the credit facility) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime plus 2% per annum. The default rate of interest is prime plus 7%. As of December 31, 2014, the Company had no advances outstanding under this agreement. The Company incurred $37,301 in costs related to this loan acquisition, including the fair value of warrants issued of $7,209 during the twelve months ended December 31, 2013. The Company incurred $6,000 in costs related to this loan acquisition during the twelve months ended December 31, 2014. These costs have been capitalized in the Company's consolidated balance sheet as loan acquisition costs within other current assets and are being amortized to interest expense over one year. The Company amortized $10,217 and $26,084 of these costs through interest expense during the twelve months ended December 31, 2014 and 2013, respectively.

Brian Brady Promissory Notes
On April 11, 2013 and May 22, 2013, the Company entered into unsecured loan agreements with Brian W. Brady, a director of the Company. Pursuant to these agreements, the Company received short-term loans totaling $750,000 due on May 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year. On May 31, 2013, the Company signed an extension and conversion agreement that extended the maturity date to August 31, 2013. Additionally, the parties agreed to allow these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, the Company issued Mr. Brady a warrant to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for a period of five years. The Company also agreed that upon the first closing of its next private placement it would issue Mr. Brady an additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share for a period of five years and 1,687,500 restricted stock to be issued upon the earlier of two years after the closing or completion of a transaction resulting in a change of control of the Company. The Company accounted for the extension and conversion agreement associated with these loans as a substantial modification on May 31, 2013 (see Note 6 under Convertible Notes-Carried at Fair Value).

On June 7, June 14, July 25 and August 12, 2013, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $520,000 due on August 31, 2013. The notes bore interest at 7% per annum with a default rate of interest at 12% based on a 360-day year.

On August 15, 2013, Mr. Brady converted the $1,270,000 of total principal, plus $19,252 of accrued interest, into 5,157,008 shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement discussed in Note 8. There were no further amounts owed to Mr. Brady after the conversion.

During the twelve months ended December 31, 2013, interest expense on all the notes amounted to $22,397. Direct finance costs allocated to the embedded derivatives were expensed in full upon issuance of the notes. Direct finance costs allocated to the notes

IZEA, Inc.
Notes to the Consolidated Financial Statements

are subject to amortization, through charges to interest expense, using the effective interest method. During the twelve months ended December 31, 2014 and 2013, interest expense related to the amortization of finance costs amounted to $10,217 and $27,961, respectively.

NOTE 6.    DERIVATIVE FINANCIAL INSTRUMENTS

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

Warrant Liability
2014 Activity:
On February 21, 2014, the Company issued five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.35 per share and five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with its 2014 Private Placement (see Note 8 for further details). As part of the transaction, the Company also issued a five-year warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and a five-year warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share to the placement agent.
The Company determined that these warrants require classification as a liability due to certain registration rights and listing requirements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The warrants also require classification as a liability due to provisions for potential exercise price adjustments. The Company determined that the fair value of these warrants on their issuance date on February 21, 2014 was $12,382,216. The fair value and outstanding derivative warrant liability related to these warrant shares as of December 31, 2014 was $3,202,915. The Company filed a registration statement on Form S-1 related to these shares on April 7, 2014, which was declared effective by the SEC on May 14, 2014. Although the warrants are currently registered, they still require liability classification due to the provisions for potential exercise price adjustments.

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

On May 4, 2012, the Company issued an unsecured 30-day promissory note to two of its existing shareholders in the principal amount of $75,000 (See Note 5). On August 15, 2013, the Company satisfied all of its remaining obligations under this note when the noteholders converted the $75,000 in principal, plus $12,366 of accrued interest, into 349,464 shares of common stock and a like number of warrants on the same terms and conditions as other investors in its 2013 Private Placement discussed in Note 8. Since there was no conversion provision in effect on the note at the time, the conversion was treated as an exchange wherein the difference between the fair value of the newly issued common stock and the carrying value of the note received in the exchange was recognized as a loss on exchange of debt in the amount of $93,482 during the twelve months ended December 31, 2013.

From August 15, 2013 through September 23, 2013, the Company issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with its 2013 Private Placement (see Note 8 for further details). The Company determined that these warrants require classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the

IZEA, Inc.
Notes to the Consolidated Financial Statements

SEC for purposes of registering the resale of the shares underlying these warrants. The Company determined that the fair value of these warrants on their issuance date was $2,344,899. The Company filed a registration statement on Form S-1 on October 16, 2013, which was declared effective by the SEC on November 8, 2013 for the registration of 174,732 of these warrant shares. The Company filed a registration statement on Form S-1 related to the remaining warrant shares on July 17, 2014, which was declared effective by the SEC on July 29, 2014. The fair value and outstanding derivative warrant liability related to these warrant shares as of July 29, 2014 was $3,166,482. As a result of the registration, the warrants no longer require liability classification and the fair value was reclassified to equity in July 2014.

2012 Activity:
The Company determined that 110,000 warrant shares issued in its September 2012 public offering still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of December 31, 2014 was $550.

2011 Activity:
The Company determined that 13,554 warrant shares remaining from its May 2011 Offering and 250 warrant shares issued in July 2011 for a customer list acquisition still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of December 31, 2014 was $0.

During the twelve months ended December 31, 2014 and 2013, the Company recorded a gain of $7,845,214 and of $514,704, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the twelve months ended December 31, 2014 and 2013:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2012	128,350	$2,750
Issuance of warrants to investors in 2013 Private Placement	14,236,472	2,344,899
Exchange of warrants for common stock	(4,546)	—
Change in fair value of derivatives	—	(514,704)
Balance, December 31, 2013	14,360,276	$1,832,945
Issuance of warrants to investors in 2014 Private Placement	35,786,750	12,382,216
Reclassification of fair value of 2013 Private Placement warrants to equity	(14,236,472)	(3,166,482)
Change in fair value of derivatives	—	(7,845,214)
Balance, December 31, 2014	35,910,554	$3,203,465

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of August 15, 2013 - September 23, 2013, December 31, 2013, February 21, 2014, July 29, 2014 and December 31, 2014 are as follows:

IZEA, Inc.
Notes to the Consolidated Financial Statements

Binomial Assumptions	August 15, 2013 - September 23, 2013	December 31, 2013	February 21, 2014	July 29, 2014	December 31, 2014
Fair market value of asset (1)	$0.28-$0.37	$0.30	$0.58	$0.45	$0.28
Exercise price	$0.25-$0.50	$0.25-$1.25	$0.35-$0.50	$0.25-$0.50	$0.35-$1.25
Term (2)	5.0 years	3.7 - 4.7 years	5.0 years	4.1 - 4.2 years	2.7 - 4.2 years
Implied expected life (3)	5.0 years	3.7 - 4.7 years	5.0 years	4.1 - 4.2 years	2.7 - 4.2 years
Volatility range of inputs (4)	48.46%--81.72%	40.63%--78.73%	60%	40%--76%	42%--71%
Equivalent volatility (3)	56.57%--57.55%	55%--56%	60%	53%	48%--54%
Risk-free interest rate range of inputs (5)	0.04%--1.72%	0.38%--1.75%	1.56%	1.35%	1.10%--1.38%
Equivalent risk-free interest rate (3)	0.56%--0.69%	0.78%--1.75%	1.56%	1.35%	1.10%--1.38%
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
Convertible Notes-Carried At Fair value
$750,000 Notes Payable:
In conjunction with the loan extension and conversion agreement with Brian W. Brady discussed in Note 5, since the modification added a substantial conversion feature, the debt instruments were considered “substantially” different after the modification and extinguishment accounting was applicable. As a result, the fair value of the additional warrant to purchase 3,187,500 shares of the Company's common stock at $0.25 per share and the additional 1,687,500 shares of restricted stock were considered in the determination of the amount of loss on debt extinguishment. However, since Mr. Brady is a board member and significant shareholder, the transaction is considered to be with a related party and thus, the extinguishment is in essence a capital transaction. As such, the difference between the carrying amount of the original notes of $755,227 and the fair value of the modified notes as well as the fair value of the 1,000,000 warrants issued on May 31, 2013 and the 3,187,500 warrants and 1,687,500 restricted stock shares to be issued in the future of $1,526,202, or $770,975, was included in additional paid-in capital as of December 31, 2013 as the transaction was deemed capital in nature. The common stock equivalent value was based on the calculated indexed shares, the fair value of the common stock on the valuation date, and the fair value of the warrants using a binomial lattice model.

The Company concluded that since the modification resulted in the addition of a conversion feature, the notes no longer met the definition of being indexed to the Company's own stock as provided in ASC 815 Derivatives and Hedging. Accordingly, the modification of these loans on May 31, 2013 resulted in a change that required either bifurcation of the embedded conversion feature or the Company could choose to record the entire fair value of the convertible notes at fair value. According to the terms of the modification, the convertible notes are required to be converted on the date the Company finalizes a future contemplated financing.  Rather than choosing to value the notes based on the present value of their cash flows, it was assumed a market participant would likely consider the common stock equivalent value to be more indicative of the fair value of the notes since they will be converted and not paid in cash.  Therefore, management chose to record the promissory notes  at their fair value using a common stock equivalent approach, with changes in fair value being reported as “Change in the fair value of derivatives and notes payable carried at fair value, net” in the accompanying consolidated statements of operations. On August 15, 2013, Mr. Brady converted the total principal and accrued interest on the above notes into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement discussed in Note 8. The $750,000 convertible notes payable was valued at $820,202 on May 31, 2013 and $1,586,109 on the note conversion date of August 15, 2013. This change in fair value resulted in an expense of $765,907 during the twelve months ended December 31, 2013, respectively.

$520,000 Notes Payable:

IZEA, Inc.
Notes to the Consolidated Financial Statements

As discussed in Note 5, the Company entered into additional unsecured loan agreements with Mr. Brady. Pursuant to these agreements, the Company received short-term loans totaling $520,000 maturing on August 31, 2013. Although the notes did not contain a conversion feature, the Company permitted Mr. Brady to convert the $520,000 principal into shares of common stock on the same terms and conditions as were applicable to the other investors in the 2013 Private Placement. The difference between the carrying amount of the original notes and accrued interest of $523,016 was compared to the $1,082,642 fair value of the 2,092,064 shares of common stock and 2,092,064 warrants received on August 15, 2013 and since the transaction is considered to be with a related party, the difference of $559,626 was treated as a capital transaction and is included in additional paid-in capital as of December 31, 2013. The common stock equivalent value was based on the calculated indexed shares, the fair value of the common stock on the valuation date, and the fair value of the warrants using a binomial lattice model.

Compound Embedded Derivative
The Company concluded that the compound embedded derivative in its $550,000 senior secured promissory note issued on February 3, 2012 as discussed in Note 5 above required bifurcation and liability classification as derivative financial instruments because it was not considered indexed to the Company's own stock as defined in ASC 815, Derivatives and Hedging. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The value of the compound embedded derivative on December 31, 2012 was $11,817 and its value on the conversion date of February 4, 2013 was $12,461. The Company recorded the value of the compound embedded derivative on the conversion date as a charge to additional paid-in capital. As of February 4, 2013, all convertible notes in which the conversion feature had been bifurcated and recorded at fair value, had been converted in full. The Company recorded an expense of $644 resulting from the change in the fair value of the compound embedded derivatives during the twelve months ended December 31, 2013.

NOTE 7.    COMMITMENTS & CONTINGENCIES

Lease Commitments
Operating Leases
In December 2013, the Company moved its corporate headquarters to 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida pursuant to a five year and five month sublease agreement that is renewable for one additional year until April 30, 2020. The Company leases approximately 15,500 square feet based on a variable $17.50 to $22.50 per square foot annual rate over the lease term. The Company also leases flexible office space under a month-to-month contract in Chicago, Los Angeles and New York.

Capital Leases
During 2013 and 2014, the Company entered into capital leases for equipment which expire on various dates between December 2015 and January 2016. Total obligations outstanding under the leases was $61,667 and $77,865 at December 31, 2014 and 2013, respectively. See Note 2 for more information on the Company's equipment under capital leases.

A summary of future minimum lease payments under the Company's non-cancelable leases as of December 31, 2014 is as follows:

Year ending December 31:	Capital Leases	Operating Leases
2015	$60,776	$287,394
2016	7,504	302,951
2017	—	318,508
2018	—	333,417
2019	—	113,516
Thereafter	—
Total minimum lease payments	68,280	$1,355,786
Less amount representing interest	(6,613)
Total principal lease payments	61,667
Less current maturities	(54,376)
Total long term obligations	$7,291

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $263,000 and $125,000 for the twelve months ended December 31, 2014 and 2013, respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after two years of service. During the twelve months ended December 31, 2014 and 2013, the Company incurred $47,682 and $25,477, respectively, in expense for matching employer contributions.

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

On October 17, 2012, Blue Calypso, Inc. filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas. Blue Calypso’s complaint alleges that the Company infringes on their patents related to peer-to-peer advertising between mobile communication devices and seeks unspecified damages. On July 19, 2013, Blue Calypso’s case against the Company was consolidated, along with patent infringement cases against Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon, Inc. for all pretrial purposes, including discovery and claim construction.

On December 16, 2013, the Patent Trial and Appeal Board’s (PTAB) instituted a Covered Business Method Review (CBMR) for three of the five patents Blue Calypso asserts in its case against IZEA. In its decisions granting the CMBRs, the PTAB explained that several of Blue Calypso’s asserted patents are likely invalid. In particular, the PTAB found it more likely than not that each of these three patents was invalid based on two independent grounds of anticipation, and one ground of obviousness. Additionally, the PTAB preliminarily found it more likely than not that many of the claims of one of Blue Calypso’s patents were invalid due to a lack of written description. On January 16, 2014, the court granted a joint motion to stay Blue Calypso’s patent infringement case until the PTAB's review of Blue Calypso’s asserted patents is complete. On January 17, 2014, the PTAB expanded its review to all five of Blue Calypso’s assert patents.

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions.
In view of the pending appeals to the United States Court of Appeals for the Federal Circuit, Defendants, including IZEA, have requested that the Eastern District of Texas Court keep the pending stay in place until resolution of the appeals. The Court has not yet ruled on Defendants’ motion to keep the stay in place.

At this stage, the Company does not have an estimate of the likelihood or the amount of any potential exposure to it. The Company believes that there is no merit to Blue Calypso’s suit and continues to vigorously defend itself against Blue Calypso’s allegations.

NOTE 8.    STOCKHOLDERS' EQUITY (DEFICIT)

Authorized Shares
On April 17, 2014, the Company filed a certificate of amendment to its articles of incorporation to increase the number of authorized shares of its common stock from 100,000,000 shares to 200,000,000 shares. The amendment was adopted by stockholders holding a majority of the Company's outstanding shares of common stock by written consent on April 16, 2014.
The Company also has authorized 10,000,000 shares of preferred stock with a par value of $0.0001 per share, of which no shares are outstanding as of December 31, 2014. On January 23, 2015, the Company filed a Certificate of Withdrawal of Certificate of Designation to eliminate the authorization of its series A convertible preferred stock, which shares had been fully converted and are no longer outstanding. As a result of the filing, such previously authorized shares of series A preferred stock return to being authorized, unissued and undesignated shares of preferred stock.

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
The Company agreed, pursuant to the terms of a registration rights agreement with the investors, to (i) file a shelf registration statement with respect to the resale of the shares of its common stock sold to the investors and shares of its common stock issuable upon exercise of the warrants with the SEC within the sooner of 60 days after the closing date or 10 business days after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2013; (ii) use its commercially reasonable best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction. If the Company is unable to comply with any of the above covenants, it will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price per month until such non-compliance is cured, with such liquidated damages payable in cash. The Company filed a registration statement on Form S-1 related to these shares on April 7, 2014, which was declared effective by the SEC on May 14, 2014 (satisfying the terms of (i) and (ii) above). On February 21, 2015, the terms of (iii) were satisfied as securities may now be sold pursuant to Rule 144 one year after issuance.

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

As discussed in Note 6, the Company determined that the warrants issued with the 2013 Private Placement require liability classification, thus they were reported at fair value and remeasured each reporting period, with the change in fair value recognized in the consolidated statement of operations. The initial fair value of these warrants on their issuance date totaled $2,344,899. Total costs of the private placement were $1,674,908 which included $178,389 in cash expenses, $2,344,899 related to the investor warrants noted above, less $848,380 related to change in fair value of Brady debt and loss on exchange of other convertible notes prior to conversion. As a result of the above transactions related to the private placement, the Company reported $1,884,210 (total equity value issued of $3,559,118 less costs of $1,674,908) as an increase in common stock and additional paid-in capital on the statement of stockholders deficit.

Pursuant to the terms of the Securities Purchase Agreement in the 2013 Private Placement, the Company filed a registration statement on Form S-1 with the SEC on October 16, 2013, which was declared effective by the SEC on November 8, 2013 for the registration of 8,730,000 shares of common stock and 174,732 shares underlying the warrants. The Company filed a registration statement on Form S-1 related to the remaining warrant shares on July 17, 2014, which was declared effective by the SEC on July 29, 2014. In July 2014, 450,000 shares underlying the $0.25 warrants were exercised for total proceeds of $112,500.

Convertible Securities
From October 2012 through December 2012, the holders of the Company's $550,000 senior secured promissory note converted $437,850 of note value into 2,069,439 shares of common stock at an average conversion rate of $.21 per share. On February 4, 2013, the Company satisfied all of its remaining obligations under its $550,000 senior secured promissory note when the noteholders converted the final balance owed of $112,150 into 773,983 shares of common stock at an average conversion rate of $.145 per share. The Company recorded the $12,461 value of the compound embedded derivative on February 4, 2013 as a charge to additional paid-in capital.

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

On March 1, 2013, the Company entered into a $1.5 million secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. In connection with this agreement, the Company issued a warrant with an expiration date after 5 years to purchase up to 58,139 shares of common stock for $15,000 ($.258 per share). This warrant met the conditions for equity classification and the fair value of $7,209, as determined using a binomial lattice option valuation technique, was recorded in the Company's consolidated balance sheet as an increase in loan acquisition costs and additional paid-in capital during the twelve months ended December 31, 2013.

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

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options as an incentive for its employees and consultants.  On April 16, 2014, upon consent

IZEA, Inc.
Notes to the Consolidated Financial Statements

from holders of a majority of the Company's outstanding voting capital stock, the Company increased the number of shares of common stock available for issuance under the May 2011 Plan from 11,613,715 to 20,000,000 shares. As of December 31, 2014, the Company had 8,171,242 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of December 31, 2014, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2014 and 2013 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2012	391,977	$5.87	4.3
Granted	8,620,062	0.26
Exercised	—	—
Forfeited	(1,261,561)	0.49
Outstanding at December 31, 2013	7,750,478	$0.51	8.1
Granted	4,358,831	0.38
Exercised	(1,250)	0.24
Forfeited	(194,285)	0.85
Outstanding at December 31, 2014	11,913,774	$0.46	6.5

Exercisable at December 31, 2014	4,471,936	$0.58	7.6

During the twelve months ended December 31, 2014, options were exercised into 1,250 shares of common stock for cash proceeds of $300. The intrinsic value of these options was $295. During the twelve months ended December 31, 2013, no options were exercised. The outstanding options have an aggregate intrinsic value of $0 as of December 31, 2014. There is no aggregate intrinsic value on the exercisable options as of December 31, 2014 since the weighted average exercise price per share exceeded the fair value of $0.28 on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2014 and 2013 is presented below:

IZEA, Inc.
Notes to the Consolidated Financial Statements

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2012	308,627	$2.17	2.9
Granted	8,620,062	0.20
Vested	(1,871,201)	0.36
Forfeited	(1,248,125)	0.23
Nonvested at December 31, 2013	5,809,363	$0.24	3.3
Granted	4,358,831	0.38
Vested	(2,566,848)	0.23
Forfeited	(159,508)	0.21
Nonvested at December 31, 2014	7,441,838	$0.20	3.0

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the twelve months ended December 31, 2014 and 2013 was $538,263 and $725,254, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to nonvested awards expected to vest of $1,366,415 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,500,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 20,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of December 31, 2014, $1,810 subscription payments were received to purchase 7,603 shares at the end of the offering period on December 31, 2014. As of December 31, 2014, the Company had 1,492,397 shares of common stock available for future grants under the ESPP.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

Effective October 1, 2013, the Company entered into a six-month agreement to pay $5,000 per month to a firm which would provide investor relations services. In accordance with the agreement, the Company also issued 50,000 shares of restricted common stock valued at $19,000 on October 1, 2013, which is being amortized over the six month service period. $9,500 of this value was recognized as general and administrative expense on the accompanying consolidated statement of operations for each of the twelve months ended December 31, 2014 and 2013.

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

The Company issued 64,144 shares of restricted common stock valued at $25,000 to each Brian W. Brady, Lindsay A. Gardner and Dan R. Rua for their service as directors of our company during the year ended December 31, 2014.

The following table contains summarized information about nonvested restricted stock outstanding during the twelve months ended December 31, 2014 and 2013:

Restricted Stock	Common Shares
Nonvested at December 31, 2012	48,582
Granted	1,354,412
Vested	(1,402,994)
Forfeited	—
Nonvested at December 31, 2013	—
Granted	392,432
Vested	(392,432)
Forfeited	—
Nonvested at December 31, 2014	—

Total stock-based compensation expense recognized for vested restricted stock awards during the twelve months ended December 31, 2013 was $443,588, of which $14,027 is included in sales and marketing expense and $429,561 is included in general and administrative expense. Total stock-based compensation expense recognized for vested restricted stock awards during the twelve months ended December 31, 2014 was $166,610 and is included in general and administrative expense in the consolidated statements of operations. The fair value of the services is based on the value of the Company's common stock over the term of service.

NOTE 9.     INCOME TAXES

The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$10,643,000	$9,171,000
Accrued expenses	92,000	72,000
Depreciation and amortization	4,000	23,000
Stock option and warrant expenses	441,000	285,000
Deferred rent	40,000	5,000
Other	3,000	2,000
Gross deferred income tax assets	11,223,000	9,558,000
Valuation allowance	(11,223,000)	(9,558,000)
Total deferred income tax assets	$—	$—

IZEA, Inc.
Notes to the Consolidated Financial Statements

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Years Ended December 31,
	2014	2013
Federal income tax at statutory rates	(34.0)%	(34.0)%
Change in deferred tax asset valuation allowance	(52.3)%	30.0%
Deferred state taxes	4.6%	(2.8)%
Non-deductible expenses:
Meals & entertainment	(0.4)%	0.3%
Change in fair value of warrants	83.8%	2.6%
ISO stock compensation	(1.3)%	1.0%
Other	(0.4)%	2.9%
Income taxes (benefit) at effective rates	—%	—%

The Company has incurred net losses since inception. At December 31, 2014, the Company had approximately $28,588,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various amounts between the years of 2026 and 2033. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 limitations as a result of the substantial issuances of common stock in 2012, 2013 and 2014. The change in valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $1,665,000 and $997,000, respectively, resulting primarily from net operating losses generated during the periods.

NOTE 10.    EARNINGS PER COMMON SHARE

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

	Twelve Months Ended
	December 31, 2014	December 31, 2013
Net Income (Loss)	$3,184,064	$(3,321,992)
Weighted average shares outstanding - basic	52,327,088	12,400,366
Basic income (loss) per share	$0.06	$(0.27)

Net Income (Loss)	$3,184,064	$(3,321,992)

Weighted average shares outstanding - basic	52,327,088	12,400,366
Potential shares from "in-the-money" options	8,030,904	—
Potential shares from "in-the-money" warrants	26,518,195	—
Potential shares from converted restricted stock units	1,765,649	—
Less: Shares assumed repurchased under the Treasury Stock Method	(25,241,756)	—
Weighted average shares outstanding - diluted	63,400,080	12,400,366

Diluted income (loss) per share	$0.05	$(0.27)

The Company excluded the following items from the above computation of diluted earnings per common share as their effect would be anti-dilutive:

IZEA, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2014	December 31, 2013
Stock options	1,238,487	7,750,478
Warrants	22,586,307	18,605,999
Restricted stock units	—	1,687,500
Total excluded shares	23,824,794	28,043,977

NOTE 11.    RELATED PARTY TRANSACTIONS

During the twelve months ended December 31, 2014, the Company incurred approximately $75,000 in legal fees payable to Northwest Broadcasting, Inc. where Brian Brady, a director, is the President and Chief Executive Officer. The legal fees are included as part of the offering related expenses in the 2014 Private Placement.

NOTE 12.    SUBSEQUENT EVENTS

On January 30, 2015, the Company purchased of all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline.
The aggregate consideration payable by the Company will be an amount in the aggregate of up to $8,850,000, including a cash payment made at closing of $1,200,000, a stock issuance six months after the closing valued at $250,000, up to an additional $1,900,000 in two equal installments of $950,000 on the first and second anniversaries of the closing (subject to proportional reduction in the event Ebyline’s final 2014 revenue is below $8,000,000), and up to $5,500,000 in performance payments based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017 (subject to the continued employment by the Company of William Momary Jr. or Allen Narcisse and subject to proportional payment adjustments if at least 90% of such amounts are met or no payment if such amounts are less than 90%). Both the $1,900,000 in annual payments and the $5,500,000 in performance payments may be made in cash or common stock, at the Company's option. The performance payments will be made only if Ebyline achieves at least 90% of Content-Only Revenue, as defined in the agreement, of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90% but less than 100% of the Content-Only Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment.
Future cash payments and common stock issuances may be withheld to satisfy indemnifiable claims made by the Company with respect to any misrepresentations or breaches of warranty under the Stock Purchase Agreement by Ebyline or the stockholders of Ebyline within two years after the closing of the acquisition.
At closing, the Company entered into three-year employment agreements with William Momary Jr., Ebyline’s Chief Executive Officer, and Allen Narcisse, Ebyline’s Chief Financial Officer, who will continue to serve as the Company’s Senior Vice President of Content and Senior Vice President of Corporate Development, respectively.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K for the period ended December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Principal Financial and Accounting Officer ("PFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	38	Founder, President, Chief Executive Officer and Chairman of the Board
Ryan S. Schram	34	Chief Operating Officer and Director
LeAnn C. Hitchcock	45	Chief Financial Officer
Brian W. Brady	56	Director
Lindsay A. Gardner	54	Director
Daniel R. Rua	46	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

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

LeAnn C. Hitchcock, Chief Financial Officer, joined us in September 2011 as a financial consultant and was appointed as our Chief Financial Officer in August 2014. During her time as a consultant, she assisted us with financial reporting, internal accounting controls and assistance during our quarterly reviews and annual audits. Prior to working with IZEA, Ms. Hitchcock worked as the Chief Financial Officer of NBI Juiceworks in 2010 and as the SEC Compliance Officer of Workstream Inc. in 2009. From 2002 to 2009, Ms. Hitchcock worked at Galaxy Nutritional Foods as its Chief Financial Officer and later its SEC Compliance Officer until the company was sold and privatized through a tender offer in 2009. Ms. Hitchcock started her career as an auditor with Arthur Andersen and PriceWaterhouse Coopers with a strong emphasis on public companies. Ms. Hitchcock holds a double major in Accounting and Business Administration from Palm Beach Atlantic University and a Masters in Accounting from Florida State University.

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

Daniel R. Rua, Director, rejoined our Board of Directors in July 2012. Mr. Rua was previously the executive Chairman from September 2006 to May 2011 and an early investor in our predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund, since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley’s early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led internet protocol development at IBM’s Networking Labs in Research Triangle, from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo), and serves other board and operating roles as part of his technology investing. Mr. Rua holds a B.S. degree in computer engineering from the University of Florida. He also earned a J.D. from the University of North Carolina School of Law and an M.B.A. from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua was selected to serve as a member of our Board of Directors due to his extensive knowledge of our products and services as a director and early investor in our predecessor, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our code of business conduct and ethics available on our website at http://corp.izea.com.

Corporate Governance

We have established an audit committee, compensation committee and nominating committee. To date, our entire Board has performed all of the duties and responsibilities which might be contemplated by each committee. We intend to utilize the committees at such time as we expand the size of our Board.

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
Mike Church has nearly 20 years of experience leading technology, marketing and media initiatives at global enterprises including Darden Restaurants, AOL, Google and Diageo. Mr. Church most recently served as Vice President of the Interactive Ecosystem for Darden Restaurants, Inc. The Interactive Ecosystem team partnered with Darden’s portfolio of brands and other key functions to lead Darden’s multimillion-dollar digital transformation, including the successful launch of web and mobile platforms, online ordering, CRM infrastructure, and electronic gift cards. Prior to Darden, Mr. Church served as the Vice President of Customer Solutions at AOL in New York. There, he launched and led AOL’s Client Solutions organization, supporting the advertising goals of AOL’s Fortune 500 clients. Before AOL, Mr. Church served as National Head of Sales Development and Cross-Platform Solutions at Google, where he launched sales development, creative services and media strategy teams that helped deliver hundreds of millions in digital media sales. Previously, he worked as Media Director for Diageo North America, the world’s leading premium-drinks company, where he led strategic media planning, CRM and digital marketing for the company’s priority brands. He has also held a variety of digital-media and product positions at such companies as Paramount Pictures and Universal Studios, Inc.
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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as our principal executive officer (“PEO”) during the year ended December 31, 2014; (ii) our two other most highly compensated executive officers other than the PEO who was serving as an executive officer as of December 31, 2014; and (iii) up to two individuals for whom disclosure would have been required but for the fact that they were not serving as an executive officer as of December 31, 2014 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Edward H. (Ted) Murphy	2014	197,500	96,552	—	320,280	—	—	—	614,332
President and Chief Executive Officer	2013	195,000	93,971	—	1,200,973	—	—	—	1,489,944
Ryan S. Schram	2014	230,000	110,726	—	—	—	—	—	340,726
Chief Operating Officer	2013	230,000	127,031	—	162,400	—	—	—	519,431
LeAnn C. Hitchcock (2)	2014	67,114	7,848	—	60,160	—	—	130,635	265,757
Chief Financial Officer	2013	—	—	—	13,579	—	—	147,359	160,938
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
(2) Ms. Hitchcock received other compensation as a financial consultant for the Company prior to her appointment as Chief Financial Officer on August 25, 2014.

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options and equity incentive awards for each Named Executive Officer as of December 31, 2014 pursuant to our equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Edward H. (Ted) Murphy (1)	80,729	44,271	—	$6.00	5/25/2017
President and Chief Executive Officer	62,667	—	—	$6.00	5/25/2017
	305,556	194,444	—	$0.25	3/1/2023
	187,667	—	—	$0.25	3/1/2023
	2,199,489	2,199,489	—	$0.25	8/15/2023
	236,192	1,180,959	—	$0.365	9/9/2019
	136,585	663,415	—	$0.26	12/26/2024

Ryan S. Schram (2)	40,365	22,135	—	$6.00	5/25/2017
Chief Operating Officer	10,937	1,563	—	$6.00	5/25/2017
	61,111	38,889	—	$0.25	3/1/2023
	75,000	—	—	$0.25	3/1/2023
	63,333	136,667	—	$0.27	5/20/2019
	203,125	546,875	—	$0.34	11/3/2018

LeAnn C. Hitchcock (3)	1,615	885	—	$6.00	5/25/2017
Chief Financial Officer	2,500	—	—	$6.00	5/25/2017
	31,667	68,333	—	$0.25	3/1/2023
	—	400,000	—	$0.40	8/25/2019
_________________

(1)
On May 25, 2012, Mr. Murphy received a non-qualified option to purchase 125,000 shares of common stock at an exercise price of $6 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 31,250 shares on May 25, 2013 and approximately 2,604 shares per month thereafter. Additionally, on May 25, 2012 Mr. Murphy received a non-qualified option to purchase 62,667 shares of common stock at an exercise price of $6 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested immediately on May 25, 2012 as to 47,012 shares and approximately 1,305 shares per month thereafter. On March 1, 2013, Mr. Murphy received an incentive stock option to purchase 500,000 shares of common stock at an exercise price of $0.25 per share. The option vests in equal installments of approximately 13,889 shares per month over three years from the grant date and expires on March 1, 2023. Additionally, on March 1, 2013, Mr. Murphy received an incentive stock option to purchase 187,667 shares of common stock at an exercise price of $0.25 per share. The option vests 100% on March 1, 2014 and expires on March 1, 2023. In connection with our 2013 private placement, Mr. Murphy received a non-qualified stock option to purchase 4,398,978 shares of common stock at an exercise price of $0.25 per share, expiring ten years from the issuance date. The option vests immediately as to 1,099,745 shares (25%) and in equal installments of approximately 68,734 shares per month over four years. On September 9, 2014, Mr. Murphy received a non-qualified stock option to purchase 1,417,151 shares of common stock at an exercise price of $0.365 per share. The option vests immediately as to 147,620 shares and the remainder in equal installments of approximately 29,524 shares per month over forty-three months from the grant date and expires on September 9, 2019. On December 26, 2014, Mr. Murphy received a non-qualified stock option to purchase 800,000 shares of common stock at an exercise price of $0.26 per share. The option vests immediately as to 120,000 shares and the remainder in equal monthly installments of approximately 16,585 shares per month over forty-one months from the grant date and expires on December 26, 2024.

(2)
On May 25, 2012, Mr. Schram received a non-qualified option to purchase 62,500 shares of common stock at an exercise price of $6 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 15,625 shares on May 25, 2013 and approximately 1,302 shares per month thereafter. Additionally, on May 25, 2012 Mr. Schram received a non-qualified option to purchase 12,500 shares of common stock at an exercise price of $6 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vests as to 3,125 shares on June 30, 2012 and approximately 260 shares per month thereafter. On March 1, 2013, Mr. Schram received an incentive stock option to purchase 100,000 shares of common stock at an exercise price of $0.25 per share. The option vests in equal installments of approximately 2,778 shares per month over three years from the grant date and expires on March 1, 2023. Additionally, on March 1, 2013, Mr. Schram received an incentive stock option to purchase 75,000 shares of common stock at an exercise price of $0.25 per share. The option vests 100% on March 1, 2014 and expires on March 1, 2023. On May 20, 2013, Mr. Schram received an incentive stock option to purchase 200,000 shares of common stock at an exercise price of $0.27 per share. The option vests in equal installments of approximately 3,333 shares per month over five years from the grant date and expires on May 20, 2019. On November 3, 2013, Mr. Schram received a non-qualified stock option to purchase 750,000 shares of common stock at an exercise price of $0.34 per share, expiring on November 3, 2018. The option vests as to 187,500 shares on November 3, 2014 and approximately 15,625 shares per month thereafter.

(3)
On June 8, 2012, Ms. Hitchcock received a non-qualified stock option to purchase 2,500 shares of common stock at an exercise price of $3.60 per share expiring on June 8, 2017. This option vests as to 625 shares on June 8, 2013 and approximately 52 shares per month thereafter. On March 1, 2013, Ms. Hitchcock received a non-qualified stock option to purchase 2,500 shares of common stock at an exercise price of $0.25 per share. The option vests 100% on March 1, 2014 and expires on March 1, 2023. On May 20, 2013, Ms. Hitchcock received a non-qualified stock option to purchase 100,000 shares of common stock at an exercise price of $0.27 per share. The option vests in equal installments of approximately 1,667 per month over five years and expires on May 20, 2019. On August 25, 2014, Ms. Hitchcock received an option to purchase 400,000 shares of common stock at an exercise price of $.40 and expiring on August 25, 2019. The option vests as to 100,000 shares (25%) one year from the issuance date and the remainder in equal installments of approximately 8,333 per month over the following three years.

Employment Agreements

Pursuant to an employment agreement dated May 14, 2011 with a termination date of December 31, 2014, Edward H. Murphy served as our President and Chief Executive Officer in consideration for an annual salary of $195,000 and, at the discretion of our Board, a cash bonus in an amount to be determined by the Board based on Mr. Murphy meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2012, Mr. Murphy was awarded a contingent bonus of $30,000 to be paid in 2013 only if we raised gross proceeds of $1,000,000 in a private placement offering in 2013. In May 2013, the Board voted to cancel this bonus award due to the financial state of the company. In connection with the 2013 Private Placement, the Board awarded to Mr. Murphy a bonus of $50,000 and granted him a stock option to purchase 4,398,978 shares of common stock at an exercise price of $0.25 per share, expiring ten years from the issuance date. The option vests 25% immediately and the remainder in equal monthly installments over four years. During 2013, Mr. Murphy abstained from taking $42,014 in bonuses earned under his annual bonus plan during the the first and second quarter of 2013. Mr. Murphy was awarded $43,971 in bonuses for the second half of 2013 of which $24,019 was paid in 2014. For the year ended December 31, 2014, Mr. Murphy was awarded bonuses totaling $96,552 of which $29,972 was remaining to be paid in 2015.

On December 26, 2014, the Board of Directors signed a new employment agreement with Mr. Murphy with an initial term commencing December 1, 2014 and ending on November 30, 2017. This agreement supersedes, amends and restates the former employment agreement between the Company and Mr. Murphy that was set to expire on December 31, 2014.

Pursuant to the employment agreement, Mr. Murphy will receive an annual base salary of $225,000 with a guaranteed base salary increase of no less than 2% in April of each year and annual stock options with a fair value of $150,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 800,000 shares. In the event the fair market value of the stock option grant is less than $150,000 as limited by the 800,000 share cap, Mr. Murphy will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted Stock Units with the same vesting schedule as the stock options, at the sole discretion of the Board of Directors. Additionally, he is eligible for annual bonus distributions up to $85,000 in cash and $150,000 in stock options as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals.

In connection with the agreement, Mr. Murphy received a $20,000 signing bonus and an option to purchase 800,000 shares of common stock at an exercise price of $0.26 per share, expiring on December 26, 2024. The option vests 15% immediately and the remainder in equal monthly installments over 41 months commencing December 31, 2014.

Mr. Murphy's employment agreement is subject to early termination for any reason upon written notice to him and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, Mr. Murphy will be entitled to a severance of six months of his current salary and twelve months of COBRA payments. In the case of termination due to disability, Mr. Murphy will be entitled to a severance of current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreement) and Mr. Murphy's employment terminates within six months following the change of control for reasons other than for cause, then Mr. Murphy will be entitled to such amount equal to six months of his then current base salary.

Pursuant to an employment agreement dated August 25, 2014, LeAnn C. Hitchcock will receive an annual base salary of $185,000 and be eligible for bonus distributions as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. Ms. Hitchcock's employment agreement is subject to early termination for any reason upon written notice to her and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, Ms. Hitchcock will be entitled to a severance of three months of her then current salary. In the case of termination due to disability, Ms. Hitchcock will be entitled to a severance of current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreement) and Ms. Hitchcock's employment terminates within six months following the change of control for reasons other than for cause, then Ms. Hitchcock will be entitled to such amount equal to her then current compensation for the greater of three months or the time remaining between the termination and the six month anniversary of the change of control. For the year ended December 31, 2014, Ms. Hitchcock was awarded bonuses totaling $7,848 of which $5,283 was remaining to be paid in 2015.

On July 30, 2011, we entered into an employment agreement with Ryan S. Schram pursuant to which he now serves as our Chief Operating Officer.  The employment agreement had a termination date of December 31, 2014, subject to renewal, in consideration for an annual salary of $230,000. Mr. Schram was eligible for annual cash bonus based on meeting certain key performance indicators set forth in his employment agreement, as well as an annual override cash bonus based on our gross revenue. For the year ended December 31, 2013, Mr. Schram was awarded bonuses totaling $127,031 of which $33,822 was paid in 2014. For the year ended December 31, 2014, Mr. Schram was awarded bonuses totaling $110,726 of which $29,934 was remaining to be paid in 2015.

On January 25, 2015, we entered into an Amended and Restated Executive Employment Agreement, effective January 1, 2015, with Ryan S. Schram to serve as our Chief Operating Officer through December 31, 2017, subject to renewal, in consideration for an annual base salary of $240,000. Mr. Schram will also be eligible to receive an annual bonus in the form of cash and stock options based on meeting certain key performance indicators set forth in his amended employment agreement, as well as an annual override cash bonus based on our gross revenue and annual stock option grants. If Mr. Schram is terminated for any reason other than death, disability or cause, or if he resigns for good reason (as those terms are defined in his amended employment agreement), Mr. Schram will be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his responsibilities, will be deemed to constitute good reason under his amended employment agreement.
Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compen-sation ($)	Total ($)
Brian W. Brady (2)	30,000	25,000	—	—	55,000
Lindsay A. Gardner (3)	30,000	25,000	—	—	55,000
Daniel R. Rua (4)	30,000	25,000	—	—	55,000
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

(2)
On August 7, 2012, we appointed Brian W. Brady to our Board of Directors. In 2014, Mr. Brady received 64,144 shares of restricted stock valued at $25,000 and cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(3)
On December 10, 2013, we appointed Lindsay A. Gardner to our Board of Directors. In 2014, Mr. Gardner received 64,144 shares of restricted stock valued at $25,000 and cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(4)
On July 31, 2012, we reappointed Daniel R. Rua to our Board of Directors. In 2014, Mr. Rua received 64,144 shares of restricted stock valued at $25,000 and cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

Effective March 1, 2013, the disinterested members of the Board implemented a compensation program for the directors that entitles each serving non-employee director to receive the following compensation:

•	An annual board retainer fee of $25,000 to be paid in restricted stock at the end of each calendar year earned equally over the year of service.

•	A cash retainer fee of $20,000 per year, payable in cash or restricted stock.

•	Reimbursement of actual and necessary travel and related expenses in connection with attending in-person Board meetings.

•	A $1,000 per meeting fee for all meetings of the Board of Directors, subject to a $6,000 annual cap.

•	A $1,000 per audit committee meeting fee, subject to a $4,000 annual cap.

Equity Compensation Plan Information

In May 2011, the board of directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows us to provide options as an incentive for employees and consultants.  On April 16, 2014, upon consent from holders of a majority of our outstanding voting capital stock, we increased the number of shares of common stock available for issuance under the May 2011 Plan from 11,613,715 to 20,000,000 shares. As of March 12, 2015, options to purchase 12,889,878 shares have been granted and are outstanding and 2,484 option shares have been exercised, leaving an aggregate of 7,107,638 shares of common stock available for future grants under the May 2011 Plan.

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

On April 16, 2014, stockholders holding a majority of our outstanding shares of common stock, upon previous recommendation and approval of our Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,500,000 shares of our common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 20,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by our Board. As of March 12, 2015, 7,603 shares have been issued under the ESPP.

The following table sets forth information regarding our equity compensation plans as of March 12, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,977,378	$0.44	7,107,638
Equity compensation plans not approved by security holders	—	—	—
Total	12,977,378	$0.44	7,107,638

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table and accompanying footnotes set forth information as of March 12, 2015 with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock,

•	each of our directors,

•	our executive officers, and

•	all of our directors and executive officers as a group.

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

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them and that person’s address is c/o IZEA, Inc., 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	4,317,836	7.0%
Ryan S. Schram (3)	587,561	1.0%
LeAnn C. Hitchcock (4)	44,323	0.1%
Brian W. Brady (5)	17,952,393	25.8%
Lindsay A. Gardner (6)	1,304,850	2.2%
Daniel R. Rua (7)	188,693	0.3%

5% Stockholders:
Special Situations Technology Fund II, L.P. (8)	11,657,144	18.4%
Special Situations Private Equity Fund, L.P. (8)	8,000,000	13.0%
Special Situations Technology Fund, L.P. (8)	2,057,144	3.5%
Goldman Partners, L.P. (9)	5,469,564	9.0%
Privet Fund LP (10)	5,122,122	8.5%
Perry A. Sook (11)	5,000,000	8.3%
John Pappajohn (12)	4,057,144	6.8%
William M. Smith Revocable Trust (13)	3,559,000	6.0%
Potomac Capital Partners, LP (14)	3,099,699	5.2%
Diker MicroCap Fund LP (15)	3,325,338	5.6%

All executive officers and directors as a group (6 persons) (16)	24,395,656	32.7%
_________________

(1)	Applicable percentage of ownership for each holder is based on 57,697,666 shares outstanding as of March 12, 2015.

(2)
Includes 476,633 shares, exercisable stock options to purchase 3,832,489 shares of common stock under our May 2011 Equity Incentive Plan and exercisable warrants to purchase 8,714 shares of common stock.

(3)	Includes 10,426 shares, exercisable stock options to purchase 577,135 shares of common stock under our May 2011 Equity Incentive Plan.

(4)	Includes exercisable stock options to purchase 44,323 shares of common stock under our May 2011 Equity Incentive Plan.

(5)
Includes 6,167,211 shares, 1,701,388 vested shares of restricted common stock, exercisable warrants to purchase 10,058,794 shares of common stock, exercisable stock options to purchase 12,500 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 12,500 shares of common stock under our August 2011 Equity Incentive Plan.

(6)
Includes 645,574 shares, 13,888 vested shares of restricted common stock, exercisable warrants to purchase 571,430 shares of common stock, exercisable stock options to purchase 23,958 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 50,000 shares of common stock under our August 2011 Equity Incentive Plan.

(7)
Includes 149,805 shares, 13,888 vested shares of restricted common stock, exercisable stock options to purchase 12,500 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 12,500 shares of common stock under our August 2011 Equity Incentive Plan.

(8)
Special Situations Technology Fund II, L.P. (SSFTechII) is the registered holder of 5,828,572 shares and warrants to purchase 5,828,572 shares, Special Situations Private Equity Fund, L.P. (SSFPE) is the registered holder of 4,000,000 shares and warrants to purchase 4,000,000 shares, and Special Situations Technology Fund, L.P. (SSFTech) is the registered holder of 1,028,572 shares and warrants to purchase 1,028,572 shares.  As a result of the beneficial ownership limitations included in the warrants held by SSFTechII, SSFPE and SSFTech, the warrants may be exercised to the extent that the total number of shares of common stock then beneficially owned does not exceed 19.99% of the outstanding stock. AWM Investment Company, Inc. (AWM) is the investment adviser to SSFTechII, SSFPE and SSFTech.  Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe, Greenhouse and Stettner  share voting and investment control over the portfolio securities of each of the Special Situations funds listed above.  The address of the Special Situations funds is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(9)
Goldman Partners, L.P. is the registered holder of 2,612,420 shares and warrants to purchase 2,857,144 shares. Neal Goldman, as General Partner of Goldman Partners, L.P., has voting and disposition power of the shares and warrants owned by Goldman Partners, L.P. The address for Goldman Partners, L.P. is 767 Third Avenue, 25th Floor, New York, NY 10017.

(10)
Privet Fund LP is the registered holder of 2,607,836 shares and warrants to purchase 2,514,286 shares. Ryan Levenson, as General Partner of Privet Fund LP, has voting and disposition power of the shares and warrants owned by Privet Fund LP. The address for Privet Fund LP is 3280 Peachtree Road N.E., Suite 2670, Atlanta, GA 30305.

(11)	Includes 2,500,000 shares and warrants to purchase 2,500,000 shares. The address for Perry A. Sook is 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062.

(12)	Includes 2,028,572 shares and warrants to purchase 2,028,572 shares. The address for John Pappajohn is 666 Walnut Street, Suite 2116, Des Moines, IA 50309.

(13)
William M. Smith Revocable Trust is the registered holder of 1,616,000 shares and warrants to purchase 1,943,000 shares. William M. Smith, as the trustee of the William M. Smith Revocable Trust, is deemed to be the beneficial owner of these shares and warrants and has voting and disposition power of the shares and warrants owned by the trust. The address for the William M. Smith Revocable Trust is 155 Middle Plantation Lane, Suite 1301, Gulf Breeze, FL 32561.

(14)
Potomac Capital Partners, LP is the registered holder of 1,385,413 shares and warrants to purchase 1,714,286 shares. Paul J. Solit, as the Managing Member of the general partner of Potomac Capital Partners, LP, has voting and disposition power of the shares and warrants owned by Potomac Capital Partners, LP. The address for Potomac Capital Partners, LP is 825 Third Avenue, 33rd Floor, New York, NY 10022.

(15)
Diker MicroCap Fund LP is the registered holder of 1,182,480 shares and warrants to purchase 2,142,858 shares. Mark Diker, as the Chief Executive Officer of Diker Management LLC, the investment advisor for Diker MicroCap Fund LP, has voting and disposition power of the shares and warrants owned by Diker MicroCap Fund LP. The address for Diker MicroCap Fund LP is c/o Diker Management LLC 730 Fifth Avenue, 15th Floor, New York, NY 10019.

(16)
For all executive officers and directors as a group, this amount includes 7,449,649 shares, 1,729,164 vested shares of restricted common stock, exercisable warrants to purchase 10,638,938 shares and exercisable stock options to purchase 4,577,905 shares of common stock under our Equity Incentive Plans as further detailed in footnotes (2) through (7) above.

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

Certain Transactions

Except as described below, since the beginning of our last fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

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

In September 2014, we settled a dispute in arbitration with our former chief financial officer concerning the amount of severance owed following her separation of employment in May 2013. In settlement, we made a total payment in an amount that was less than the amount required for disclosure under this Item 13, and received a final release of all claims.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 16, 2011, the Board selected Cross, Fernandez & Riley, LLP (“CFR”), an independent member of the BDO Alliance network of firms, as its independent accountant to audit the registrant's financial statements. Since they were retained, there have been (1) no disagreements between us and CFR on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. CFR has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle.

Audit Fees

Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years. Audit fees billed by CFR during the years ended December 31, 2014 and 2013 were $110,306 and $103,836, respectively. All of these fees were pre-approved by our Board of Directors.

Audit-Related Fees

There were no audit-related fees billed by CFR to us during the years ended December 31, 2014 and 2013.

Tax Fees

Tax fees relate to preparation of annual and state income tax returns, tax consultation and compliance services, and additional tax research. Tax fees billed by CFR during the years ended December 31, 2014 and 2013 were $6,982 and $7,088, respectively. All of these fees were pre-approved by the Board of Directors.

All Other Fees

Other fees for compensation review services billed by CFR was $1,750 during the year ended December 31, 2014. There were no fees for other services billed by CFR to us during the year ended December 31, 2013.

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

3.9
Certificate of Withdrawal of Certificate of Designation filed with the Secretary of State of the State of Nevada effective January 23, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).

4.1	Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
4.2	Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.1	Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2	Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated April 11, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on April 16, 2013).

10.4	Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated May 22, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on May 28, 2013).
10.5	Loan Extension between IZEA, Inc. and Brian W. Brady dated May 31, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on June 3, 2013).
10.6	Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated June 7, 2013 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on June 21, 2013).
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

10.90
Loan Agreement and Promissory Note between IZEA, Inc. and Brian W. Brady dated August 12, 2013 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).

10.1	Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.11	Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.12	Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).

10.13		Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.14		2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.15		Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 25, 2014).
10.16		Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 31, 2014).
10.17		Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).
10.18
Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Inc., Ebyline, Inc. and the Stockholders of Ebyline, Inc. listed on the signature pages thereto (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on January 29, 2015).

21.1	*	List of Subsidiaries
23.1	*	Consent of Cross, Fernandez & Riley LLP
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial and Accounting Officer
32.1	**	Section 906 Certification of Principal Executive Officer
32.2	**	Section 906 Certification of Principal Financial and Accounting Officer
101	***
The following materials from IZEA, Inc.'s Annual Report on Form 10-K for the twelve months ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

March 19, 2015	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 19, 2015	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 19, 2015
Edward H. Murphy
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ LeAnn C. Hitchcock	March 19, 2015
LeAnn C. Hitchcock
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Ryan S. Schram	March 19, 2015
Ryan S. Schram
Chief Operating Officer and Director

/s/ Brian W. Brady	March 19, 2015
Brian W. Brady
Director

/s/ Lindsay A. Gardner	March 19, 2015
Lindsay A. Gardner
Director

/s/ Daniel R. Rua	March 19, 2015
Daniel R. Rua
Director