Form 10-Q
period 2015-03-31
IZEA, Inc.
filed 2015-05-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

 As of May 11, 2015, there were 57,697,666 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$3,960,219	$6,521,930
Accounts receivable	2,525,961	2,156,378
Prepaid expenses	305,341	190,604
Other current assets	12,056	61,424
Total current assets	6,803,577	8,930,336

Property and equipment, net of accumulated depreciation of $287,287 and $239,521	597,332	588,919
Goodwill	2,826,540	—
Intangible assets, net of accumulated amortization of $98,833 and $0	2,271,167	—
Software development costs, net of accumulated amortization of $113,775 and $85,331	455,100	483,544
Security deposits	119,194	100,641
Total assets	$13,072,910	$10,103,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$836,823	$310,611
Accrued expenses	481,355	394,617
Unearned revenue	1,619,427	1,767,074
Deferred rent	2,994	—
Current portion of capital lease obligations	47,075	54,376
Current portion of acquisition costs payable	1,055,489	—
Total current liabilities	4,043,163	2,526,678

Deferred rent	113,985	106,531
Capital lease obligations, less current portion	—	7,291
Acquisition costs payable, less current portion	3,062,588	—
Warrant liability	5,709,416	3,203,465
Total liabilities	12,929,152	5,843,965

Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 57,697,666 issued and outstanding	5,770	5,770
Additional paid-in capital	27,350,250	27,195,055
Accumulated deficit	(27,212,262)	(22,941,350)
Total stockholders’ equity	143,758	4,259,475

Total liabilities and stockholders’ equity	$13,072,910	$10,103,440

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014

Revenue	$4,135,494	$1,957,040
Cost of sales	2,441,491	649,533
Gross profit	1,694,003	1,307,507

Operating expenses:
General and administrative	1,860,514	1,092,221
Sales and marketing	1,581,487	912,786
Total operating expenses	3,442,001	2,005,007

Loss from operations	(1,747,998)	(697,500)

Other income (expense):
Interest expense	(18,770)	(9,017)
Change in fair value of derivatives, net	(2,505,951)	135,601
Other income (expense), net	1,807	1,605
Total other income (expense)	(2,522,914)	128,189

Net loss	$(4,270,912)	$(569,311)

Weighted average common shares outstanding – basic	57,697,666	37,135,738
Basic loss per common share	$(0.07)	$(0.02)

Weighted average common shares outstanding – diluted	57,697,666	37,135,738
Diluted loss per common share	$(0.07)	$(0.02)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	57,697,666	$5,770	$27,195,055	$(22,941,350)	$4,259,475
Stock purchase plan subscriptions	—	—	5,164	—	5,164
Fair value of warrants issued	—	—	7,700	—	7,700
Stock-based compensation	—	—	142,331	—	142,331
Net loss	—	—	—	(4,270,912)	(4,270,912)
Balance, March 31, 2015	57,697,666	$5,770	$27,350,250	$(27,212,262)	$143,758

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,270,912)	$(569,311)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	47,019	17,867
Amortization of software development costs and other intangible assets	127,277	5,842
Stock-based compensation	142,331	115,338
Stock issued or to be issued for payment of services	35,050	58,360
Change in fair value of derivatives, net	2,505,951	(135,601)
Cash provided by (used for):
Accounts receivable	34,698	730,048
Prepaid expenses and other current assets	(23,845)	6,590
Accounts payable	4,949	(9,549)
Accrued expenses	50,363	(41,870)
Unearned revenue	(181,541)	(242,361)
Deferred rent	548	42,536
Net cash used for operating activities	(1,528,112)	(22,111)

Cash flows from investing activities:
Purchase of equipment	(28,985)	(9,563)
Increase in software development costs	—	(206,529)
Acquisition, net of cash acquired	(995,286)	—
Security deposits	—	(4,242)
Net cash used for investing activities	(1,024,271)	(220,334)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	10,982,169
Proceeds from stock purchase plan subscriptions & issuance of warrants	5,264	—
Payments on notes payable and capital leases	(14,592)	(19,845)
Net cash provided by (used for) financing activities	(9,328)	10,962,324

Net increase (decrease) in cash and cash equivalents	(2,561,711)	10,719,879
Cash and cash equivalents, beginning of year	6,521,930	530,052

Cash and cash equivalents, end of period	$3,960,219	$11,249,931

Supplemental cash flow information:
Cash paid during period for interest	$2,362	$3,175

Non-cash financing and investing activities:
Fair value of warrants issued	$—	$12,382,216
Acquisition costs payable for assets acquired	$4,192,639	$—
Acquisition of assets through capital lease	$—	$41,339

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2015, the consolidated statements of operations for the three months ended March 31, 2015 and 2014, the consolidated statement of stockholders' equity (deficit) for the three months ended March 31, 2015 and the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2015.

Nature of Business
IZEA, Inc. (the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. The Company is headquartered in Winter Park, Florida with additional field offices in Chicago, Los Angeles, New York, Texas and Michigan.

The Company is a leading company in the social sponsorship space, creating the first social sponsorship marketplace in 2006 with the launch of our first platform, PayPerPost.com. Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice also referred to as “native advertising” and "sponsored content.” The Company generates its revenue primarily through the sale of sponsorship campaigns to its advertisers. The Company fulfills these campaigns through its platforms by utilizing its network of creators to complete sponsorship opportunities for its advertisers. The Company also generates revenue from the posting of targeted display advertising and from various service fees.

On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline (see Note 2). Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 12,000 content creators ranging from writers to illustrators in 73 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts. After the acquisition, the Company has added content sales as another revenue stream into its operations.

The Company currently operates an online marketplace that connects brands with creators at IZEA.com as well as other white label marketplaces. IZEA.com and all white label sites are powered by the IZEA Exchange (“IZEAx”), a platform that handles content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. Prior to the launch of IZEAx, the Company had independent technology platforms including PayPerPost.com, SocialSpark.com and SponsoredTweets.com, all of which were transitioned to the IZEAx system by the end of 2014.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. and its wholly-owned subsidiary, IZEA Innovations, Inc. and its wholly-owned subsidiary, Ebyline, Inc. (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements were prepared using the acquisition method of accounting with IZEA considered the accounting acquirer of Ebyline. Under the acquisition method of accounting, the purchase price is allocated to the underlying Ebyline tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

that are preliminary, based on work performed to date. IZEA anticipates that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one-year measurement period following the acquisition date. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the unaudited consolidated financial statements.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of March 31, 2015 and December 31, 2014. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2015 and 2014.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At March 31, 2015, the Company had two customers which accounted for 24% of total accounts receivable in the aggregate. At December 31, 2014, the Company had two customers which accounted for 29% of total accounts receivable in the aggregate. The Company had no customers that accounted for more than 10% of its revenue during the three months ended March 31, 2015. The Company had two customers that accounted for 22% of its revenue during the three months ended March 31, 2014.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
Leasehold Improvements	5 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is recognized in net income or loss. Depreciation expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $47,019 and $17,867 for the three months ended March 31, 2015 and 2014, respectively.

Software Development Costs
Throughout 2013 and the first quarter of 2014, the Company developed a new web-based advertising exchange platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. This platform is utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company is amortizing the software development costs for IZEAx equally over 5 years. Amortization expense will be $113,775 for the next four years

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

and $28,444 in 2019. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $28,444 for the three months ended March 31, 2015.

Intangible Assets
The Company acquired intangible assets through its acquisition of Ebyline on January 30, 2015. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months.

Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill resulting from business combinations is tested for impairment at least annually or more frequently, if certain indicators are present. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

Revenue Recognition
The Company derives its revenue from four sources: revenue from an advertiser when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for use on its owned and operated sites, as well as third party content marketing and native advertising efforts ("Content Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Media Revenue is recognized and considered earned when the Company's creators place targeted display advertising in blogs. Service fees charged to customers are primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx , early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Self-service advertisers must prepay for services by placing a deposit in their account with the Company. The deposits are typically paid by the advertiser via credit card. Advertisers who use the Company to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, it takes on credit risk, it establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company. Advertising expense charged to operations for the three months ended March 31, 2015 and 2014 were approximately $118,000 and $31,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent
The Company’s operating leases for its office facilities contain rent abatements and predetermined fixed increases of the base rental rate during the lease term. The Company accounts for rental expense on a straight-line basis over the lease term. The Company records the difference between the straight-line expense versus the actual amounts paid under the lease as deferred rent in the accompanying consolidated balance sheets.

Income Taxes
The Company has not recorded federal income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs minimal state franchise taxes in two states which is included in general and administrative expenses in the statements of operations.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability (see Note 4) and its acquisition cost liability (see Note 2) as of March 31, 2015. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair value measurement. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 6) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the agreement. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2015 and 2014:

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2015	March 31, 2014
Expected term	6 years	5 years
Weighted average volatility	54.00%	43.32%
Weighted average risk free interest rate	1.50%	1.60%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 13.93% and 14.42% during the three months ended March 31, 2015 and 2014, respectively.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Reclassifications
Certain items have been reclassified in the 2014 financial statements to conform to the 2015 presentation. The Company has reclassified wages and other expenses related to its sales and marketing personnel out of general and administrative expense and into sales and marketing expense.

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

NOTE 2.     EBYLINE ACQUISITION

Purchase Price
On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline for a maximum purchase price to be paid over the next three years of $8,850,000. The total consideration is made up of four components:
(a)    a cash payment of $1,200,000 paid at closing;
(b)    an issuance of IZEA Common Stock valued at $250,000 to be paid six months after closing (July 30, 2015);
(c)    a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue is below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the total amount owed is $1,877,064 to be paid in two equal installments of $938,532 on January 30, 2016 and January 30, 2017; and
(d)    total performance payments up to $5,500,000 based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. Performance payments are due no later than 90 days after the measuring period and subject to payment or adjustment as follows:
(i)Fiscal Year 2015. For the year ending December 31, 2015, Ebyline should achieve Content-Only Revenue of not less than $17,000,000. IZEA will pay an amount up to $1,800,000 in the form of at least 50% in cash and the remaining portion in the form of cash and/or shares of IZEA Common Stock at ZEA’s discretion based on the following scale:

% of 2015 Revenue Target Achieved by Ebyline	% of Performance Payment Owed	Year 1 Performance Payment Owed (at least 50% payable in cash)
<90%	—	$—
90%	90%	$1,620,000
95%	95%	$1,710,000
100%	100%	$1,800,000

(ii)Fiscal Year 2016. For the year ending December 31, 2016, Ebyline should achieve Content-Only Revenue of not less than $27,000,000. IZEA will pay an amount up to $1,800,000 in the form of cash and/or shares of IZEA Common Stock at IZEA’s discretion based on the following scale:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

% of 2016 Revenue Target Achieved by Ebyline	% of Performance Payment Owed	Year 2 Performance Payment Owed
<90%	—	$—
90%	60%	$1,080,000
95%	75%	$1,350,000
100%	100%	$1,800,000

(iii)Fiscal Year 2017. For the year ending December 31, 2017, Ebyline should achieve Content-Only Revenue of not less than $32,000,000. IZEA will pay an amount up to $1,900,000 in the form of cash and/or shares of IZEA Common Stock at IZEA’s discretion based on the following scale:

% of 2017 Revenue Target Achieved by Ebyline	% of Performance Payment Owed	Year 3 Performance Payment Owed
<90%	—	$—
90%	60%	$1,140,000
95%	75%	$1,425,000
100%	100%	$1,900,000

Consideration Payable
The fair value of the total estimated future consideration to be paid is as follows:

	Estimated Gross Purchase Consideration	Initial Present Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	3/31/2015
Cash paid at closing	$1,200,000	$1,200,000	$—
Present value of the guaranteed purchase price (a)	2,127,064	1,982,639	1,997,777
Fair value of contingent performance payments (b)	2,210,000	2,210,000	2,210,000
Acquisition costs to be paid by Ebyline shareholders (c)			(89,700)
Total estimated consideration	$5,537,064	$5,392,639	$4,118,077

Current portion of acquisition costs payable			1,055,489
Long term portion of acquisition costs payable			3,062,588
Total acquisition costs payable			$4,118,077

(a)
The guaranteed purchase price consideration, as detailed above, was discounted to present value using our current borrowing rate of prime plus 2% (5.25%). Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $15,138 for the three months ended March 31, 2015.

(b)
The fair value of the $5,500,000 of contingent performance payments described above was calculated using a Monte-Carlo simulation to simulate revenue over the next three years. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 8.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the revenue was estimated, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 100,000 simulation trials. The volatility used for the simulation was 35%. The calculations using the Monte Carlo simulation resulted in a calculated fair value of $2,210,000.

(c)
According to the stock purchase agreement, certain acquisition costs paid by Ebyline during the acquisition process are to be paid by the selling shareholders. These costs will be deducted from the guaranteed payment on January 30, 2016.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Purchase Price Allocation
The preliminary allocation of the purchase price as of January 30, 2015 is summarized as follows:

Initial Purchase Price Allocation
Current assets	$737,532
Property and equipment	27,194
Identifiable intangible assets	2,370,000
Goodwill	2,826,540
Security deposits	18,553
Current liabilities	(587,180)
Total estimated consideration	$5,392,639

Intangible Assets and Goodwill
The identifiable intangible assets in the purchase price allocation consist of the following assets:

		Accumulated Amortization	Net Book Value	Useful Life (in years)
Identifiable Intangible Asset	Initial Value	3/31/2015	3/31/2015
Content provider network	$30,000	5,000	25,000	1
Ebyline trade name	40,000	6,667	33,333	1
Workflow customers	210,000	17,500	192,500	2
Developed technology	300,000	10,000	290,000	5
NewsDesk customers	1,790,000	59,666	1,730,334	5
Total identifiable intangible assets	$2,370,000	$98,833	$2,271,167

The Company is amortizing the identifiable intangible assets over a weighted average period of 4 years. Amortization expense on the identifiable intangible assets costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $98,833 for the three months ended March 31, 2015.

The estimated amortization expense for future years is as follows:
2015	$543,583
2016	528,834
2017	426,750
2018	418,000
2019	418,000
Thereafter	34,833
Total	$2,370,000

The Company recorded $2,826,540 in goodwill on the Ebyline acquisition. This amount represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. There are many synergies between the business operations of Ebyline and IZEA including a database of creators that can provide content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The Ebyline operations contributed revenue of $1,368,607 and gross profit of $135,406 in the consolidated statements of operations for the three months ended March 31, 2015.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 3.    NOTES PAYABLE

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California, and expanded this facility with an agreement on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to May 1, 2016, the Company will be required to pay a termination fee of .70% of the credit limit divided by 80%. As of March 31, 2015, the Company had no advances outstanding under this agreement.

The Company incurred $50,510 in costs related to this loan acquisition in prior years and an additional $23,184 in costs related to the loan expansion in April 2015. These costs are capitalized in the Company's consolidated balance sheet as loan acquisition costs within other current assets and are amortized to interest expense over one year. The Company amortized $1,000 and $5,842 of these costs through interest expense during the three months ended March 31, 2015 and 2014, respectively.

NOTE 4.    DERIVATIVE FINANCIAL INSTRUMENTS

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

Warrant Liability
2014 Activity:
On February 21, 2014, the Company issued five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.35 per share and five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.50 per share pursuant to the terms of the securities purchase agreements entered into in connection with a private placement of its shares in February 2014 (the "2014 Private Placement"). As part of the transaction, the Company also issued a five-year warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and a five-year warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share to the placement agent.
The Company determined that these warrants require classification as a liability due to certain registration rights and listing requirements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The warrants also require classification as a liability due to provisions for potential exercise price adjustments. The Company determined that the fair value of these warrants on their issuance date on February 21, 2014 was $12,382,216. The fair value and outstanding derivative warrant liability related to these warrant shares as of March 31, 2015 was $5,707,986. These shares are currently registered with the SEC pursuant to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-195081) filed by the Company on April 30, 2015, which was declared effective by the SEC on May 4, 2015. Although the warrants are currently registered, they still require liability classification due to the provisions for potential exercise price adjustments.

2013 Activity:
From August 15, 2013 through September 23, 2013, the Company issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with a private placement of its shares (the "2013 Private Placement"). The Company determined that these warrants required

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The Company determined that the fair value of these warrants on their issuance date was $2,344,899.

On April 11, 2013 and May 22, 2013, we entered into unsecured loan agreements with a director of our Company. Pursuant to these agreements, we received short-term loans totaling $750,000. On May 31, 2013,we signed an extension and conversion agreement that allowed these notes and all accrued interest thereon to be converted into equity upon closing of the next private placement on the same terms and conditions that will be applicable to other investors in the private placement. In consideration for the extension and conversion agreement, we issued a five-year warrant to purchase 1,000,000 shares of our common stock at $0.25 per share. We also agreed that upon the first closing of our next private placement, we would issue an additional five-year warrant to purchase 3,187,500 shares of our common stock at $0.25 per share and 1,687,500 shares of restricted stock for future issuance upon the earlier of two years from the first closing (August 15, 2015) or completion of a transaction resulting in a change of control of our Company.

The Company originally filed a registration statement on Form S-1 (No. 333-191743) with the SEC on October 16, 2013, which was declared effective by the SEC on November 8, 2013 for the registration of 174,732 of these warrant shares. We later filed a registration statement on Form S-1 (No. 333-197482) related to the remaining warrant shares on July 17, 2014, which was declared effective by the SEC on July 29, 2014. The fair value and outstanding derivative warrant liability related to these warrant shares as of July 29, 2014 was $3,166,482. As a result of the registration, the warrants no longer require liability classification and the fair value was reclassified to equity in July 2014.

2012 Activity:
The Company determined that 110,000 warrant shares issued in its September 2012 public offering still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of March 31, 2015 was $1,430.

2011 Activity:
The Company determined that 13,554 warrant shares remaining from its May 2011 Stock Offering and 250 warrant shares issued in July 2011 for a customer list acquisition still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of March 31, 2015 was $0.

During the three months ended March 31, 2015 and 2014, the Company recorded a loss of $2,505,951 and a gain of $135,601, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the year ended December 31, 2014 and the three months ended March 31, 2015:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2013	14,360,276	$1,832,945
Issuance of warrants to investors in 2014 Private Placement	35,786,750	12,382,216
Reclassification of fair value of 2013 Private Placement warrants to equity	(14,236,472)	(3,166,482)
Change in fair value of derivatives	—	(7,845,214)
Balance, December 31, 2014	35,910,554	$3,203,465
Change in fair value of derivatives	—	2,505,951
Balance, March 31, 2015	35,910,554	$5,709,416

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2014 and March 31, 2015 are as follows:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Binomial Assumptions	December 31, 2014	March 31, 2015
Fair market value of asset (1)	$0.28	$0.40
Exercise price	$0.35-$1.25	$0.35-$1.25
Term (2)	2.7 - 4.2 years	2.4 - 3.9 years
Implied expected life (3)	2.7 - 4.2 years	2.4 - 3.9 years
Volatility range of inputs (4)	42%--71%	42%--66%
Equivalent volatility (3)	48%--54%	47%--53%
Risk-free interest rate range of inputs (5)	1.10%--1.38%	0.56%--1.13%
Equivalent risk-free interest rate (3)	1.10%--1.38%	0.56%--1.13%
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

NOTE 5.    COMMITMENTS & CONTINGENCIES

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

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions. On April 1, 2015, the district court lifted the stay and set a trial date for December 14, 2015. The district court has also set a claim construction hearing for June 29, 2015. The parties are now exchanging discovery and preparing for claim construction.

At this stage, the Company does not have an estimate of the likelihood or the amount of any potential exposure to it. The Company believes that there is no merit to Blue Calypso’s suit and continues to vigorously defend itself against Blue Calypso’s allegations.

NOTE 6.    STOCKHOLDERS' EQUITY

Authorized Shares
The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Warrant Transactions
On January 22, 2015, the Company issued a warrant for 100,000 shares of its common stock to an investor relations consultant. The warrant has an exercise price of $0.51 per share, vests equally over twelve months from issuance and expires on January 22, 2020. The fair value of the warrant upon issuance was $7,700 and the Company received $100 as compensation for the warrant. The fair value of the warrant issuance was recorded in the Company's consolidated balance sheet as an increase in additional paid-in capital and the net $7,600 compensation expense was recorded in general and administrative expense during the three months ended March 31, 2015.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options up to 20,000,000 shares as an incentive for its employees and consultants.  As of March 31, 2015, the Company had 6,357,638 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of March 31, 2015, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2014 and three months ended March 31, 2015 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2013	7,750,478	$0.51	8.1
Granted	4,358,831	$0.38
Exercised	(1,250)	$0.24
Forfeited	(194,285)	$0.85
Outstanding at December 31, 2014	11,913,774	$0.46	6.5
Granted	1,868,333	$0.32
Exercised	—	$—
Forfeited	(54,729)	$0.81
Outstanding at March 31, 2015	13,727,378	$0.44	6.8

Exercisable at March 31, 2015	5,102,812	$0.56	6.8

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

During the three months ended March 31, 2015 and 2014, no options were exercised. There is no aggregate intrinsic value on the outstanding or exercisable options as of March 31, 2015 since the weighted average exercise price per share exceeded the fair value of $0.40 on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2014 and three months ended March 31, 2015 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2013	5,809,363	$0.24	3.3
Granted	4,358,831	0.38
Vested	(2,566,848)	0.23
Forfeited	(159,508)	0.21
Nonvested at December 31, 2014	7,441,838	$0.20	3.0
Granted	1,868,333	0.16
Vested	(635,084)	0.23
Forfeited	(50,521)	0.15
Nonvested at March 31, 2015	8,624,566	$0.19	3.1

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended March 31, 2015 and 2014 was $142,331 and $115,338, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to nonvested awards expected to vest of $1,477,668 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,500,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 20,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of March 31, 2015, $5,164 subscription payments were received to purchase shares at the end of the offering period on June 30, 2015. As of March 31, 2015, the Company had 1,492,397 shares of common stock available for future grants under the ESPP.

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

The Company issued 64,144 shares of restricted common stock valued at $25,000 to each Brian W. Brady, Lindsay A. Gardner and Dan R. Rua (192,432 total shares) for their service as directors of the Company during the year ended December 31, 2014.

The Company has reserved 19,096 shares of restricted common stock valued at $6,250 to each Brian W. Brady, Lindsay A. Gardner and Dan R. Rua (57,288 total shares) for their service as directors of the Company during the three months ended March 31, 2015.

The Company also reserved 25,000 shares of restricted common stock valued at $8,700 for an employee stock award during the three months ended March 31, 2015.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table contains summarized information about nonvested restricted stock outstanding during the year ended December 31, 2014 and the three months ended March 31, 2015:

Restricted Stock	Common Shares
Nonvested at December 31, 2013	—
Granted	392,432
Vested	(392,432)
Forfeited	—
Nonvested at December 31, 2014	—
Granted	82,288
Vested	(82,288)
Forfeited	—
Nonvested at March 31, 2015	—

Total stock-based compensation expense recognized for vested restricted stock awards during the three months ended March 31, 2015 and 2014 was $35,050 and $58,360, respectively, all of which is included in general and administrative expense in the consolidated statements of operations. The fair value of the services is based on the value of the Company's common stock over the term of service.

NOTE 7.    EARNINGS PER COMMON SHARE

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

	Three Months Ended
	March 31, 2015	March 31, 2014
Net Loss	$(4,270,912)	$(569,311)
Weighted average shares outstanding - basic and diluted	57,697,666	37,135,738
Basic and diluted loss per share	$(0.07)	$(0.02)

The Company excluded the following items from the above computation of diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2015	March 31, 2014
Stock options	12,739,847	8,053,268
Warrants	54,019,416	54,392,749
Restricted stock units	1,708,332	1,729,431
Total excluded shares	68,467,595	64,175,448

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred since March 31, 2015 that require recognition or disclosure in the financial statements.

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

Company History

IZEA, Inc. was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered in Winter Park, Florida with additional field offices in Chicago, Los Angeles, New York, Texas and Michigan.

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

Social sponsorship is when a company compensates a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience. This sponsored content is shared within the body of a content stream, a practice also referred to as “native advertising” and "sponsored content.” We generate our revenue primarily through the sale of sponsorship campaigns to our advertisers. We fulfill these campaigns through our platforms by utilizing our network of creators to complete sponsorship opportunities for our advertisers. We also generate revenue from the posting of targeted display advertising and from various service fees.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 12,000 content creators ranging from writers to illustrators in 73 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts. After the acquisition, we added content sales as another revenue stream into our operations.

We operate an online marketplace that connects brands with creators at IZEA.com as well as other white label marketplaces. IZEA.com and all white label sites are powered by the IZEA Exchange (“IZEAx”), a platform that handles content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. Prior to the launch of IZEAx, we had independent technology platforms including PayPerPost.com, SocialSpark.com and SponsoredTweets.com, all of which were transitioned to the IZEAx system by the end of 2014.

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

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	(Unaudited)
	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Revenue	$4,135,494	$1,957,040	$2,178,454	111.3%
Cost of sales	2,441,491	649,533	1,791,958	275.9%
Gross profit	1,694,003	1,307,507	386,496	29.6%
Operating expenses:
General and administrative	1,860,514	1,092,221	768,293	70.3%
Sales and marketing	1,581,487	912,786	668,701	73.3%
Total operating expenses	3,442,001	2,005,007	1,436,994	71.7%
Loss from operations	(1,747,998)	(697,500)	(1,050,498)	(150.6)%
Other income (expense):
Interest expense	(18,770)	(9,017)	(9,753)	108.2%
Change in fair value of derivatives, net	(2,505,951)	135,601	(2,641,552)	(1,948.0)%
Other income (expense), net	1,807	1,605	202	12.6%
Total other income (expense)	(2,522,914)	128,189	(2,651,103)	2,068.1%
Net loss	$(4,270,912)	$(569,311)	$(3,701,601)	(650.2)%

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

Reconciliation of Net Loss to Operating EBITDA:	(Unaudited)
	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(4,270,912)	$(569,311)
Non-cash stock-based compensation	142,331	115,338
Non-cash stock issued for payment of services	35,050	58,360
Change in the fair value of derivatives	2,505,951	(135,601)
Interest expense	18,770	9,017
Depreciation & amortization	174,296	17,867
Operating EBITDA	$(1,394,514)	$(504,330)

Revenues

We derive revenue from four sources: revenue from an advertiser when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for use on its owned and operated sites, as well as third party content marketing and native advertising efforts ("Content Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue").

The following table breaks down our revenue, cost of sales and profit margin by revenue stream as of the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2015	March 31, 2014	March 31, 2014
Revenue
Sponsored Revenue	$2,692,000	65%	$1,818,000	93%
IZEA Media	$43,000	1%	$58,000	3%
Content Revenue	$1,365,000	33%	$—	—%
Service Fees & Other	$35,000	1%	$81,000	4%
Total Revenue	$4,135,000	100%	$1,957,000	100%

Cost of Sales
Sponsored Revenue	$1,186,000	49%	$600,000	92%
IZEA Media	$22,000	—%	$50,000	8%
Content Revenue	$1,233,000	51%	$—	—%
Service Fees & Other	$—	—%	$—	—%
Total Cost of Sales	$2,441,000	100%	$650,000	100%

Gross Margin & GP%
Sponsored Revenue	$1,506,000	56%	$1,218,000	67%
IZEA Media	$21,000	49%	$9,000	16%
Content Revenue	$132,000	10%	$—	—%
Service Fees & Other	$35,000	100%	$81,000	100%
Total Profit	$1,694,000	41%	$1,308,000	67%

Revenues for the three months ended March 31, 2015 increased by $2,178,454, or 111.3%, compared to the same period in 2014. The increase was primarily attributable to increases in our Sponsored Revenue of $874,000 and Content

Revenue of $1,365,000 during three months ended March 31, 2015 compared to the same period in 2014. Our sales mix has changed in the current year due to the acquisition of Ebyline in January 2015. The increase in Sponsored Revenue income was primarily attributable to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Content Revenue increased as a result of the Ebyline acquisition in January 2015. Service fees decreased in the three months ended March 31, 2015 due to less fees received from inactive accounts since there are relatively few inactive accounts in IZEAx.

Our net bookings of $4.3 million for the three months ended March 31, 2015 were approximately 155% higher than the net bookings of $1.7 million for the three months ended March 31, 2014. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2015 as compared to 2014.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators for fulfilling a customer's request for content or advertising services to push that content through a blog post, tweet, click or action.

Cost of sales for the three months ended March 31, 2015 increased by $1,791,958, or 275.9%, compared to the same period in 2014.  The increase in cost of sales was primarily related to the increase in our sales and higher cost of those sales due to the acquisition of Ebyline in January 2015.

Gross profit for the three months ended March 31, 2015 increased by $386,496, or 29.6%, compared to the same period in 2014.  Our gross profit as a percentage of revenue decreased from 67% for the three months ended March 31, 2014 to 41% for the same period in 2015. The gross profit decrease during the three months ended March 31, 2015 compared to 2014 was primarily attributable to substantially lower profit margins on Content Revenue that was added to our product mix during the three months ended March 31, 2015, as well as increased participation by IZEAx partners.

The acquisition of Ebyline in January 2015 that currently generates Content Revenue at a gross profit of 10% on 33% of our total revenue has a significant affect on our overall gross profit percentage. Additionally, the addition of white label partners to IZEAx translates into lower margins on our Sponsored Revenue. White label partners receive a percentage of each transaction generated by users within their system. As a result, we expect that our total revenue will increase but our margins will decrease to an expected range of 30%-35%.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended March 31, 2015 increased by $1,436,994, or 71.7%, compared to the same period in 2014. The increase was primarily attributable to increased personnel costs, additional overhead from the Ebyline acquisition and an increase in advertising, marketing and public relations efforts in order to improve consumer and investor awareness.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expenses for the three months ended March 31, 2015 increased by $768,293, or 70.3%, compared to the same period in 2014. The increase was primarily attributable to a $494,000 increase in personnel costs as a result of the increase in the number of our administrative and engineering personnel by nearly 73% since the prior year. Increased personnel costs are expected to continue in 2015 due to the realization of an entire year of salaries, taxes and benefits for the 2014 new hires and planned increases in the total number of engineering personnel. The increase in general and administrative expenses is also attributable a $156,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; and a $61,000 increase in rent for our expanded facilities and additional offices in California.

Sales and marketing expenses consist primarily of costs personnel costs related to those who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the three months ended March 31, 2015 increased by $668,701 or 73.3%, compared to the same period in 2014.  The increase was primarily attributable to a $493,000 increase in personnel costs as a result of a 71% increase in the number of our sales personnel since the prior year and increased commissions paid as a result of the increase in customer bookings. The additional increase was attributable to increased advertising, marketing and public relations efforts in order to improve consumer awareness.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives carried at fair value.

Interest expense during the three months ended March 31, 2015 increased by $9,753 compared to the same period in 2014 primarily due to the imputed interest on the acquisition costs payable.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a loss of $2,505,951 and a gain of $135,601 resulting from the increase (decrease) in the fair value of certain warrants during the three months ended March 31, 2015 and 2014, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. We have 35,910,554 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease causing substantial income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a substantial loss from the change in fair value.

Net Loss

Net loss for the three months ended March 31, 2015 was $4,270,912, which increased from a net loss of $569,311 for the same period in 2014.  The increase in net loss was primarily the result of the increase in operating expenses and the change in fair value of derivative financial instruments as discussed above.

Liquidity and Capital Resources

Our cash position was $3,960,219 as of March 31, 2015 as compared to $6,521,930 as of December 31, 2014, an decrease of $2,561,711 primarily as a result of the funding of our operating losses and our acquisition of Ebyline, Inc. as described below.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $27,212,262 as of March 31, 2015.

Cash used for operating activities was $1,528,112 during the three months ended March 31, 2015 and was primarily a result of our loss from operations during the period of $1,747,998. Cash used for investing activities was $1,024,271 during the three months ended March 31, 2015 due primarily to the acquisition of Ebyline, Inc. and increases in computer equipment purchases. Cash used for financing activities was $9,328 during the three months ended March 31, 2015 and was primarily a result of principal payments on our capital leases of $14,592.

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

On April 13, 2015, we expanded our secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement renews annually and requires us to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the prime plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to May 1, 2016, we will be required to pay a termination fee of .70% of the credit limit divided by 80%. As of March 31, 2015, we had no advances outstanding under this agreement.

We believe that with the expanded credit line and our current cash position, we have sufficient cash reserves available to cover expenses for the future year.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of March 31, 2015. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2015 and 2014.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform , IZEAx. This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $568,875 in direct materials, payroll and benefit costs to software development costs in the consolidated balance sheet as of March 31, 2015. We estimate the useful life for IZEAx will be 5 years, consistent with the amount of time our legacy platforms were in-service, and are amortizing the software development costs over this period.

We derive revenue from four sources: revenue from an advertiser when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for use on its owned and operated sites, as well as third party content marketing and native advertising efforts ("Content Revenue"), revenue from the posting of targeted display advertising ("Media Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Media Revenue is recognized and considered earned when our creators place targeted display advertising in blogs. Service fees charged to customers are primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx , early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Self-service advertisers must prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via credit card. Advertisers who use us to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, take on credit risk, establish the pricing and determine the service specifications.

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
The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2014 and 2015:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2014	330,000	$0.48	5 years	43.32%	1.60%	$0.19
June 30, 2014	1,066,680	$0.46	5 years	41.38%	1.66%	$0.18
September 30, 2014	1,992,151	$0.38	5 years	40.38%	1.74%	$0.14
December 31, 2014	970,000	$0.26	9 years	46.76%	2.14%	$0.15
March 31, 2015	1,868,333	$0.32	6 years	54.00%	1.50%	$0.16

There were 13,727,378 total options outstanding with a weighted average exercise price of $0.44 per share and 5,102,812 exercisable options outstanding with a weighted average exercise price of $0.56 per share as of March 31, 2015.  There is no aggregate intrinsic value on the exercisable, outstanding options as of March 31, 2015 since the weighted average exercise price per share exceeded the market price of $0.40 of our common stock on such date.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief

Executive Officer ("CEO") and Principal Financial and Accounting Officer ("PFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions. On April 1, 2015, the district court lifted the stay and set a trial date for December 14, 2015. The district court has also set a claim construction hearing for June 29, 2015. The parties are now exchanging discovery and preparing for claim construction.
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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $27,212,262 as of March 31, 2015.   Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions. On April 1, 2015, the district court lifted the stay and set a trial date for December 14, 2015. The district court has also set a claim construction hearing for June 29, 2015. The parties are now exchanging discovery and preparing for claim construction.
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

As of May 11, 2015, we have 57,697,666 shares of common stock issued, outstanding stock options to purchase 14,584,480 shares of common stock at an average price of $0.43 per share, outstanding warrants to purchase 54,042,749 shares of common stock at an average price of $0.41 per share, and 1,788,016 shares of vested, yet unissued, shares of restricted common stock. Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 5,500,536 shares of common stock under our May 2011 Equity Incentive Plan and 1,492,397 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

There may be substantial sales of our common stock under the prospectus relating to our 2013 and 2014 Private Placements, which could cause our stock price to drop.

We agreed with the investors in our 2013 and 2014 Private Placements to file a shelf registration statement with the SEC with respect to the resale of all of the shares of our common stock, as well as shares of common stock issuable upon the exercise of warrants, purchased by investors. We filed two post-effective registration statements on Form S-1 on April 30, 2014 and they were declared effective on May 4, 2015.

The first post-effective registration statement (File No. 333-191743) and (File No. 333-197482) included 27,565,517 shares of our common stock that may be offered by certain stockholders who participated in our private placement and loan consideration from August through September 2013 or who obtained restricted shares of common stock for services. The number of shares the selling stockholders may sell consists of 9,141,545 shares of common stock that are currently issued and outstanding and 18,423,972 shares of common stock that they may receive if they exercise their warrants.

The second registration statement (File No. 333-195081) included a total of 68,571,456 shares of our common stock that may be offered by certain stockholders who participated in our 2014 private placement. The number of shares the selling stockholders may sell consists of 34,285,728 shares of common stock that are currently issued and outstanding and 34,285,728 shares of common stock that they may receive if they exercise their warrants.  There are currently no agreements or understandings in place with these selling stockholders to restrict their sale of those shares.  Sales of a substantial number of shares of our common stock by the selling stockholders over a short period of time could cause the market price of our common stock to drop and could impair our ability to raise capital in the future by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

4.1		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
4.2		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.1		Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2		Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3		Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.4		Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.5		Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.6		Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.7		2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.8		Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 25, 2014).
10.9		Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 31, 2014).
10.10		Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).
10.11
Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Inc., Ebyline, Inc. and the Stockholders of Ebyline, Inc. listed on the signature pages thereto (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on January 29, 2015).

10.12
Business Financing Modification Agreement between IZEA, Inc., Ebyline, Inc. and Bridge Bank, NA, dated as of April 13, 2015 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on April 14, 2015).

101	***
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

May 14, 2015	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 14, 2015	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)