Form 10-Q
period 2015-06-30
IZEA, Inc.
filed 2015-08-12
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 As of August 7, 2015, there were 58,484,006 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$2,525,809	$6,521,930
Accounts receivable	3,305,225	2,156,378
Prepaid expenses	530,239	190,604
Other current assets	21,412	61,424
Total current assets	6,382,685	8,930,336

Property and equipment, net of accumulated depreciation of $336,057 and $239,521	592,873	588,919
Goodwill	2,843,989	—
Intangible assets, net of accumulated amortization of $247,083 and $0	2,122,917	—
Software development costs, net of accumulated amortization of $142,219 and $85,331	426,656	483,544
Security deposits	123,594	100,641
Total assets	$12,492,714	$10,103,440

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,063,370	$310,611
Accrued expenses	577,385	394,617
Unearned revenue	2,680,566	1,767,074
Deferred rent	6,883	—
Current portion of capital lease obligations	31,798	54,376
Current portion of acquisition costs payable	1,070,471	—
Total current liabilities	5,430,473	2,526,678

Deferred rent	110,644	106,531
Capital lease obligations, less current portion	—	7,291
Acquisition costs payable, less current portion	3,076,257	—
Warrant liability	5,458,909	3,203,465
Total liabilities	14,076,283	5,843,965

Stockholders’ equity (deficit):
Common stock, $.0001 par value; 200,000,000 shares authorized; 57,847,712 and 57,697,666, respectively, issued and outstanding	5,785	5,770
Additional paid-in capital	27,608,199	27,195,055
Accumulated deficit	(29,197,553)	(22,941,350)
Total stockholders’ equity (deficit)	(1,583,569)	4,259,475

Total liabilities and stockholders’ equity (deficit)	$12,492,714	$10,103,440

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$4,627,742	$1,969,235	$8,763,236	$3,926,275
Cost of sales	2,917,360	656,656	5,358,851	1,306,189
Gross profit	1,710,382	1,312,579	3,404,385	2,620,086

Operating expenses:
General and administrative	2,164,380	1,221,352	4,024,894	2,313,573
Sales and marketing	1,746,549	1,298,445	3,328,036	2,211,231
Total operating expenses	3,910,929	2,519,797	7,352,930	4,524,804

Loss from operations	(2,200,547)	(1,207,218)	(3,948,545)	(1,904,718)

Other income (expense):
Interest expense	(36,393)	(6,051)	(55,163)	(15,068)
Change in fair value of derivatives, net	250,507	3,239,610	(2,255,444)	3,375,211
Other income, net	1,142	2,794	2,949	4,399
Total other income (expense)	215,256	3,236,353	(2,307,658)	3,364,542

Net income (loss)	$(1,985,291)	$2,029,135	$(6,256,203)	$1,459,824

Weighted average common shares outstanding – basic	57,714,424	57,045,282	57,706,091	47,145,510
Basic income (loss) per common share	$(0.03)	$0.04	$(0.11)	$0.03

Weighted average common shares outstanding – diluted	57,714,424	72,962,524	57,706,091	62,035,915
Diluted income (loss) per common share	$(0.03)	$0.03	$(0.11)	$0.02

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	57,697,666	$5,770	$27,195,055	$(22,941,350)	$4,259,475
Stock purchase plan subscriptions	125,046	13	29,752	—	29,765
Fair value of warrants issued	—	—	51,950	—	51,950
Stock issued for payment of services	25,000	2	8,698	—	8,700
Stock-based compensation	—	—	322,744	—	322,744
Net loss	—	—	—	(6,256,203)	(6,256,203)
Balance, June 30, 2015	57,847,712	$5,785	$27,608,199	$(29,197,553)	$(1,583,569)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(6,256,203)	$1,459,824
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	96,536	40,780
Amortization of software development costs and other intangible assets	303,971	54,623
Stock-based compensation	322,744	246,750
Value of stock and warrants issued or to be issued for payment of services	105,341	129,110
Change in fair value of derivatives, net	2,255,444	(3,375,211)
Cash provided by (used for):
Accounts receivable	(832,326)	317,292
Prepaid expenses and other current assets	(258,099)	(84,678)
Accounts payable	209,420	(97,929)
Accrued expenses	159,643	54,552
Unearned revenue	879,598	(190,213)
Deferred rent	1,096	57,408
Net cash used for operating activities	(3,012,835)	(1,387,692)

Cash flows from investing activities:
Purchase of equipment	(73,296)	(86,305)
Increase in software development costs	—	(206,529)
Acquisition, net of cash acquired	(905,586)	—
Security deposits	(4,400)	(5,817)
Net cash used for investing activities	(983,282)	(298,651)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	10,945,632
Proceeds from stock purchase plan subscriptions & issuance of warrants	29,865	—
Payments on notes payable and capital leases	(29,869)	(36,292)
Net cash provided by (used for) financing activities	(4)	10,909,340

Net increase (decrease) in cash and cash equivalents	(3,996,121)	9,222,997
Cash and cash equivalents, beginning of year	6,521,930	530,052

Cash and cash equivalents, end of period	$2,525,809	$9,753,049

Supplemental cash flow information:
Cash paid during period for interest	$4,578	$7,851

Non-cash financing and investing activities:
Fair value of warrants issued	$51,950	$12,382,216
Acquisition costs payable for assets acquired	$4,192,639	$—
Acquisition of assets through capital lease	$—	$41,339

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2015, the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, the consolidated statement of stockholders' equity (deficit) for the six months ended June 30, 2015 and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2015.

Nature of Business
IZEA, Inc. (the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. The Company is headquartered in Winter Park, Florida with additional field offices in Chicago, Los Angeles, New York and Detroit.

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

The consolidated financial statements were prepared using the acquisition method of accounting with IZEA considered the accounting acquirer of Ebyline. Under the acquisition method of accounting, the purchase price is allocated to the underlying Ebyline tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary, based on work performed to date. IZEA anticipates that all the information needed to identify and measure

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one-year measurement period following the acquisition date. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the unaudited consolidated financial statements.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company does not have a reserve for doubtful accounts as of June 30, 2015 and December 31, 2014. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the six months ended June 30, 2015 and 2014.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At June 30, 2015, the Company had no customers which accounted for more than 10% of total accounts receivable in the aggregate. At December 31, 2014, the Company had two customers which accounted for 29% of total accounts receivable in the aggregate. The Company had one customer that accounted for 17% of its revenue during the three months ended June 30, 2015 and one customer that accounted for 12% of its revenue during the three months ended June 30, 2014. The Company had one customer that accounted for 14% of its revenue during the six months ended June 30, 2015 and one customer that accounted for 12% of its revenue during the six months ended June 30, 2014.

Property and Equipment
Depreciation and amortization is computed using the straight-line method and half-year convention over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
Leasehold Improvements	5 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is recognized in net income or loss. Depreciation expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $49,517 and $22,913 for the three months ended June 30, 2015 and 2014, respectively.  Depreciation expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $96,536 and $40,780 for the six months ended June 30, 2015 and 2014, respectively.

Software Development Costs
Throughout 2013 and the first quarter of 2014, the Company developed a new web-based advertising exchange platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. This platform is utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company is amortizing

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

the software development costs for IZEAx equally over 5 years. Amortization expense will be $113,775 for the next four years and $28,444 in 2019. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $28,444 and $47,406 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $56,888 and $47,406 for the six months ended June 30, 2015 and 2014, respectively.

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

Revenue Recognition
The Company derives its revenue from three sources: revenue from an advertiser when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for use on its owned and operated sites, as well as third party content marketing and native advertising efforts ("Content Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service fees charged to customers are primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Self-service advertisers must prepay for services by placing a deposit in their account with the Company. The deposits are typically paid by the advertiser via credit card. Advertisers who use the Company to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company. Advertising expense charged to operations for the three months ended June 30, 2015 and 2014 were approximately $94,000 and $257,000, respectively. Advertising expense charged to operations for the six months ended June 30, 2015 and 2014 were approximately $212,000 and $288,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability (see Note 4) and its acquisition cost liability (see Note 2) as of June 30, 2015. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant increases (decreases) in the estimated remaining period to exercise would result in a significantly higher (lower) fair

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

value measurement. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). A significant increase (decrease) in the risk-adjusted interest rate could result in a significantly lower (higher) fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 6) is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plans Assumptions	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Expected term	6 years	5 years	6 years	5 years
Weighted average volatility	55.17%	41.38%	57.06%	41.84%
Weighted average risk free interest rate	1.58%	1.66%	1.53%	1.64%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 8.14% and 15.16% during the three months ended June 30, 2015 and 2014, respectively. Average expected forfeiture rates were 11.68% and 14.99% during the six months ended June 30, 2015 and 2014, respectively.

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

Segment Information
The Company does not identify separate operating segments for management reporting purposes. The results of consolidated operations are the basis on which management evaluates operations and makes business decisions.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
(i)Fiscal Year 2015. For the year ending December 31, 2015, should Ebyline achieve Content-Only Revenue of not less than $17,000,000, IZEA will pay an amount up to $1,800,000 in the form of at least 50% in cash and the remaining portion in the form of cash and/or shares of IZEA Common Stock at IZEA’s discretion based on the following scale:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

% of 2015 Revenue Target Achieved by Ebyline	% of Performance Payment Owed	Year 1 Performance Payment Owed (at least 50% payable in cash)
<90%	—	$—
90%	90%	$1,620,000
95%	95%	$1,710,000
100%	100%	$1,800,000

(ii)Fiscal Year 2016. For the year ending December 31, 2016, should Ebyline achieve Content-Only Revenue of not less than $27,000,000, IZEA will pay an amount up to $1,800,000 in the form of cash and/or shares of IZEA Common Stock at IZEA’s discretion based on the following scale:

% of 2016 Revenue Target Achieved by Ebyline	% of Performance Payment Owed	Year 2 Performance Payment Owed
<90%	—	$—
90%	60%	$1,080,000
95%	75%	$1,350,000
100%	100%	$1,800,000

(iii)Fiscal Year 2017. For the year ending December 31, 2017, should Ebyline achieve Content-Only Revenue of not less than $32,000,000, IZEA will pay an amount up to $1,900,000 in the form of cash and/or shares of IZEA Common Stock at IZEA’s discretion based on the following scale:

% of 2017 Revenue Target Achieved by Ebyline	% of Performance Payment Owed	Year 3 Performance Payment Owed
<90%	—	$—
90%	60%	$1,140,000
95%	75%	$1,425,000
100%	100%	$1,900,000

Consideration Payable
The fair value of the total estimated future consideration to be paid is as follows:

	Estimated Gross Purchase Consideration	Initial Present Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	6/30/2015
Cash paid at closing	$1,200,000	$1,200,000	$—
Present value of the guaranteed purchase price (a)	2,127,064	1,982,639	2,026,428
Fair value of contingent performance payments (b)	2,210,000	2,210,000	2,210,000
Acquisition costs to be paid by Ebyline shareholders (c)			(89,700)
Total estimated consideration	$5,537,064	$5,392,639	$4,146,728

Current portion of acquisition costs payable			1,070,471
Long term portion of acquisition costs payable			3,076,257
Total acquisition costs payable			$4,146,728

(a)
The guaranteed purchase price consideration, as detailed above, was discounted to present value using our current borrowing rate of prime plus 2% (5.25%). Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $28,651 and $43,789 for the three and six months ended June 30, 2015.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Purchase Price Allocation
The preliminary allocation of the purchase price as of January 30, 2015 is summarized as follows:

Initial Purchase Price Allocation
Current assets	$738,279
Property and equipment	27,194
Identifiable intangible assets	2,370,000
Goodwill	2,843,989
Security deposits	18,553
Current liabilities	(605,376)
Total estimated consideration	$5,392,639

Intangible Assets and Goodwill
The identifiable intangible assets in the purchase price allocation consist of the following assets:

		Accumulated Amortization	Net Book Value	Useful Life (in years)
Identifiable Intangible Asset	Initial Value	6/30/2015	6/30/2015
Content provider network	$30,000	12,500	17,500	1
Ebyline trade name	40,000	16,667	23,333	1
Workflow customers	210,000	43,750	166,250	2
Developed technology	300,000	25,000	275,000	5
NewsDesk customers	1,790,000	149,166	1,640,834	5
Total identifiable intangible assets	$2,370,000	$247,083	$2,122,917

The Company is amortizing the identifiable intangible assets over a weighted average period of 4 years. Amortization expense on the identifiable intangible assets costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $148,250 and $247,083 for the three and six months ended June 30, 2015.

The estimated amortization expense for future years is as follows:
2015	$543,583
2016	528,834
2017	426,750
2018	418,000
2019	418,000
Thereafter	34,833
Total	$2,370,000

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company recorded $2,843,989 in goodwill on the Ebyline acquisition. This amount represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. There are many synergies between the business operations of Ebyline and IZEA including a database of creators that can provide content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The Ebyline operations contributed revenue of $2,162,398 and gross profit of $245,988 in the consolidated statements of operations for the three months ended June 30, 2015. The Ebyline operations contributed revenue of $3,531,005 and gross profit of $381,394 in the consolidated statements of operations for the six months ended June 30, 2015.

NOTE 3.    NOTES PAYABLE

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California, and expanded this facility with an agreement on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to May 1, 2016, the Company will be required to pay a termination fee of .70% of the credit limit divided by 80%. As of June 30, 2015, the Company had no advances outstanding under this agreement.

The Company incurred $50,510 in costs related to this loan acquisition in prior years and an additional $23,184 in costs related to the loan expansion in April 2015. These costs are capitalized in the Company's consolidated balance sheet as loan acquisition costs within other current assets and are amortized to interest expense over one year. The Company amortized $5,796 and $1,375 of these costs through interest expense during the three months ended June 30, 2015 and 2014, respectively. The Company amortized $6,796 and $7,217 of these costs through interest expense during the six months ended June 30, 2015 and 2014, respectively.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
The Company determined that these warrants require classification as a liability due to certain registration rights and listing requirements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The warrants also require classification as a liability due to provisions for potential exercise price adjustments. The Company determined that the fair value of these warrants on their issuance date on February 21, 2014 was $12,382,216. The fair value and outstanding derivative warrant liability related to these warrant shares as of June 30, 2015 was $5,457,479. These shares are currently registered with the SEC pursuant to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-195081) filed by the Company on April 30, 2015, which was declared effective by the SEC on May 4, 2015. Although the warrants are currently registered, they still require liability classification due to the provisions for potential exercise price adjustments.

2013 Activity:
From August 15, 2013 through September 23, 2013, the Company issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with a private placement of its shares (the "2013 Private Placement"). The Company determined that these warrants required classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying these warrants. The Company determined that the fair value of these warrants on their issuance date was $2,344,899.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

effective by the SEC on July 29, 2014. The fair value and outstanding derivative warrant liability related to these warrant shares as of July 29, 2014 was $3,166,482. As a result of the registration, the warrants no longer require liability classification and the fair value was reclassified to equity in July 2014.

2012 Activity:
The Company determined that 110,000 warrant shares issued in its September 2012 public offering still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of June 30, 2015 was $1,430.

2011 Activity:
The Company determined that 13,554 warrant shares remaining from its May 2011 Stock Offering and 250 warrant shares issued in July 2011 for a customer list acquisition still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of June 30, 2015 was $0.

During the three months ended June 30, 2015 and 2014, the Company recorded a gain of $250,507 and $3,239,610, respectively, due to the change in the fair value of its warrant liability. During the six months ended June 30, 2015 and 2014, the Company recorded a loss of $2,255,444 and a gain of $3,375,211, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the year ended December 31, 2014 and the six months ended June 30, 2015:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2013	14,360,276	$1,832,945
Issuance of warrants to investors in 2014 Private Placement	35,786,750	12,382,216
Reclassification of fair value of 2013 Private Placement warrants to equity	(14,236,472)	(3,166,482)
Change in fair value of derivatives	—	(7,845,214)
Balance, December 31, 2014	35,910,554	$3,203,465
Change in fair value of derivatives	—	2,255,444
Balance, June 30, 2015	35,910,554	$5,458,909

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2014 and June 30, 2015 were as follows:

Binomial Assumptions	December 31, 2014	June 30, 2015
Fair market value of asset (1)	$0.28	$0.42
Exercise price	$0.35-$1.25	$0.35-$1.25
Term (2)	2.7 - 4.2 years	2.1 - 3.7 years
Implied expected life (3)	2.7 - 4.2 years	2.1 - 3.7 years
Volatility range of inputs (4)	42%--71%	41%--55%
Equivalent volatility (3)	48%--54%	47%--48%
Risk-free interest rate range of inputs (5)	1.10%--1.38%	0.64%--1.32%
Equivalent risk-free interest rate (3)	1.10%--1.38%	0.64%--1.32%
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

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions. Briefing is ongoing in each of these appeals.
On April 1, 2015, the district court lifted the stay and set a trial date for December 14, 2015. On July 8, 2015, the district court held a claim construction hearing. On July 14, 2015, the district court issued its claim construction decision. On July 16, 2015, the Company and Blue Calypso engaged in a court-ordered mediation during which the parties agreed to the principal terms of a settlement agreement. At this time, the parties are still negotiating the terms of the settlement agreement. The Company does not have an estimate of the likelihood or the amount of any potential exposure to it. The Company still believes that there is no merit to Blue Calypso’s suit and continues to vigorously defend itself against Blue Calypso’s allegations.

NOTE 6.    STOCKHOLDERS' EQUITY

Authorized Shares
The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Warrant Transactions
On January 22, 2015, the Company issued a warrant to purchase 100,000 shares of its common stock to an investor relations consultant. The warrant has an exercise price of $0.51 per share, vests equally over twelve months from issuance and expires on January 22, 2020. The fair value of the warrant upon issuance was $7,700 and the Company received $100 as compensation for the warrant. The fair value of the warrant issuance was recorded in the Company's consolidated balance sheet as an increase in additional paid-in capital and the net $7,600 compensation expense was recorded in general and administrative expense during the six months ended June 30, 2015.

On June 30, 2015, the Company issued a warrant to purchase 250,000 shares of its common stock to an investor relations consultant. The warrant has an exercise price of $0.51 per share and expires on June 30, 2020. The fair value of the warrant upon issuance

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

was $44,250 as compensation for the warrant. The fair value of the warrant issuance was recorded in the Company's consolidated balance sheet as an increase in additional paid-in capital and compensation expense in general and administrative expense during the three and six months ended June 30, 2015.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options up to 20,000,000 shares as an incentive for its employees and consultants.  As of June 30, 2015, the Company had 5,433,763 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of June 30, 2015, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2014 and six months ended June 30, 2015 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2013	7,750,478	$0.51	8.1
Granted	4,358,831	$0.38
Exercised	(1,250)	$0.24
Forfeited	(194,285)	$0.85
Outstanding at December 31, 2014	11,913,774	$0.46	6.5
Granted	3,053,666	$0.35
Exercised	—	$—
Forfeited	(316,187)	$0.41
Outstanding at June 30, 2015	14,651,253	$0.44	6.8

Exercisable at June 30, 2015	5,809,913	$0.55	6.6

During the three and six months ended June 30, 2015 and 2014, no options were exercised. There is no aggregate intrinsic value on the outstanding or exercisable options as of June 30, 2015 since the weighted average exercise price per share exceeded the fair value of $0.42 on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2014 and six months ended June 30, 2015 is presented below:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2013	5,809,363	$0.24	3.3
Granted	4,358,831	0.38
Vested	(2,566,848)	0.23
Forfeited	(159,508)	0.21
Nonvested at December 31, 2014	7,441,838	$0.20	3.0
Granted	3,053,666	0.19
Vested	(1,344,164)	0.23
Forfeited	(310,000)	0.17
Nonvested at June 30, 2015	8,841,340	$0.19	2.9

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended June 30, 2015 and 2014 was $180,413 and $131,412, respectively. Total stock-based compensation expense recognized on awards outstanding during the six months ended June 30, 2015 and 2014 was $322,744 and $246,750, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to nonvested awards expected to vest of $1,515,546 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,500,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 20,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of June 30, 2015, $29,765 subscription payments were received to purchase shares at the end of the offering period on June 30, 2015. As of June 30, 2015, the Company had 1,367,351 shares of common stock available for future grants under the ESPP.

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

The Company issued 192,432 shares of restricted common stock valued at $75,000 to its directors for their service as directors of the Company during the year ended December 31, 2014.

The Company has reserved 116,984 shares of restricted common stock valued at $44,791 for future issuance to its directors for their service as directors of the Company during the six months ended June 30, 2015.

On April 30, 2015, the Company issued 25,000 shares of restricted common stock valued at $8,700 for an employee stock award during the six months ended June 30, 2015.

The following table contains summarized information about nonvested restricted stock outstanding during the year ended December 31, 2014 and the six months ended June 30, 2015:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Restricted Stock	Common Shares
Nonvested at December 31, 2013	—
Granted	392,432
Vested	(392,432)
Forfeited	—
Nonvested at December 31, 2014	—
Granted	141,984
Vested	(141,984)
Forfeited	—
Nonvested at June 30, 2015	—

Total stock-based compensation expense recognized for vested restricted stock awards during the three months ended June 30, 2015 and 2014 was $26,041 and $70,750, respectively, all of which is included in general and administrative expense in the consolidated statements of operations. Total stock-based compensation expense recognized for vested restricted stock awards during the six months ended June 30, 2015 and 2014 was $53,491 and $129,110, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service.

NOTE 7.    EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during each period presented. Diluted earnings per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income (Loss)	$(1,985,291)	$2,029,135	$(6,256,203)	$1,459,824
Weighted average shares outstanding - basic	57,714,424	57,045,282	57,706,091	47,145,510
Basic and diluted loss per share	$(0.03)	$0.04	$(0.11)	$0.03

Net Income (Loss)	$(1,985,291)	$2,029,135	$(6,256,203)	$1,459,824

Weighted average shares outstanding - basic	57,714,424	57,045,282	57,706,091	47,145,510
Potential shares from "in-the-money" options	—	8,645,105	—	8,315,105
Potential shares from "in-the-money" warrants	—	29,257,250	—	29,257,250
Potential shares from converted restricted stock units	—	1,747,853	—	1,726,887
Less: Shares assumed repurchased under the Treasury Stock Method	—	(23,732,966)	—	(24,408,837)
Weighted average shares outstanding - diluted	57,714,424	72,962,524	57,706,091	62,035,915

Diluted income (loss) per share	$(0.03)	$0.03	$(0.11)	$0.02

The Company excluded the following items from the above computation of diluted earnings per common share as their effect would be anti-dilutive:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock options	14,472,037	438,585	13,667,742	768,585
Warrants	54,042,749	25,135,499	54,030,594	14,854,223
Restricted stock units	1,762,502	—	1,735,566	—
Total excluded shares	70,277,288	25,574,084	69,433,902	15,622,808

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred since June 30, 2015 that require recognition or disclosure in the financial statements except as discussed below.

On July 20, 2015, the Company provided notice to its holders of series A and series B warrants to purchase common stock issued in its August - September 2013 private placement (the “2013 Warrants”) and series A and series B warrants to purchase common stock issued in its February 2014 private placement (the “2014 Warrants”) the opportunity to exercise the 2013 Warrants and 2014 Warrants (together, the “Warrants”) at reduced exercise prices for a limited period. From July 20, 2015 until 11:59 p.m. Eastern time, on August 14, 2015, the Company is offering a 25% discount on the warrant exercise prices to investors holding the 2013 Warrants and a 26% discount on the warrant exercise prices to investors holding the 2014 Warrants. If and to the extent a holder does not exercise its Warrants at the reduced exercise prices, the exercise prices of any unexercised Warrants will remain at their original exercise prices of $0.25 and $0.50 per share for the series A and series B 2013 Warrants, respectively, and $0.35 and $0.50 per share for the series A and series B 2014 Warrants, respectively, until their stated expiration dates. The resale of the common stock underlying the Warrants is covered by IZEA’s Registration Statements on Form S-1 (Registration Nos. 333-191743, 333-195081 and 333-197482), which are on file with the Securities and Exchange Commission. The Company has the right to extend the offer period until August 31, 2015.

The warrant exercise offer is being made pursuant to the terms of Warrant Amendment and Exercise Agreements dated July 20, 2015, entered into with holders owning more than 70% of the Company's outstanding Warrants issued in 2013 and 2014. All members of the Company’s Board of Directors holding Warrants agreed to exercise 100% of their Warrants. Institutional investors including Special Situations Funds, Privet Fund, Goldman Partners, Diker Management and Potomac Capital Partners also committed to exercise 100% of their Warrants. Based on exercise notices that the Company has received as of August 7, 2015, the Company expects to receive a minimum of $12 million in gross cash proceeds through the exercise of Warrants to purchase more than 43 million shares of common stock at the end of the reduced exercise price offer period on August 14, 2015. Actual amounts are subject to change based on decisions by Warrant holders prior to the end of the offer period on August 14, 2015.

In exchange for the reduction in the warrant exercise price, the investors holding a majority of the 2014 Warrants agreed to amend the 2014 Warrants to remove the price-based anti-dilution adjustment provisions contained in those warrants. The removal of these provisions from the 2014 Warrants is intended to eliminate the negative accounting impact of the non-cash derivative liability (see Note 4) on the Company’s GAAP financial statements related to those warrants in the third quarter of 2015.

Any and all Warrants properly exercised in accordance with their respective terms prior to the end of the warrant exercise offer period will be accepted by the Company at the reduced exercise prices upon closing. Except for the temporarily reduced exercise prices and elimination of the anti-dilution adjustment provisions in the 2014 Warrants, the terms of the 2013 Warrants and 2014 Warrants remain unchanged.

On July 29, 2015, the Company’s Board of Directors approved an up to 1-for-25 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split was subsequently approved on August 6, 2015 by written consent of the holders of a majority of the Company’s issued and outstanding shares of common stock in lieu of a special meeting of the Company’s stockholders. The Company has filed a notification of the reverse stock split with FINRA Operations, but to date the reverse split has not yet been effectuated. The Company anticipates filing a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, with an effective date of the reverse stock split in the near future. As the reverse stock split has not occurred as of the filing date of this Quarterly Report on Form 10-Q, no adjustment to share information is reflected in the financial statements contained in this Quarterly Report on Form 10-Q.

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

Company History

IZEA, Inc. was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered in Winter Park, Florida with additional field offices in Chicago, Los Angeles, New York and Detroit.

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

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 12,000 content creators ranging from writers to illustrators in 73 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts. As described herein, our acquisition of Ebyline has significantly contributed to the increase in our revenues and cost of sales during 2015 as compared to 2014.

We derive revenue from three sources: revenue from an advertiser when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for use on its owned and operated sites, as well as third party content marketing and native advertising efforts ("Content Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue").

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

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	(Unaudited)
	Three Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change
Revenue	$4,627,742	$1,969,235	$2,658,507	135.0%
Cost of sales	2,917,360	656,656	2,260,704	344.3%
Gross profit	1,710,382	1,312,579	397,803	30.3%
Operating expenses:
General and administrative	2,164,380	1,221,352	943,028	77.2%
Sales and marketing	1,746,549	1,298,445	448,104	34.5%
Total operating expenses	3,910,929	2,519,797	1,391,132	55.2%
Loss from operations	(2,200,547)	(1,207,218)	(993,329)	(82.3)%
Other income (expense):
Interest expense	(36,393)	(6,051)	(30,342)	501.4%
Change in fair value of derivatives, net	250,507	3,239,610	(2,989,103)	(92.3)%
Other income, net	1,142	2,794	(1,652)	(59.1)%
Total other income (expense)	215,256	3,236,353	(3,021,097)	93.3%
Net income (loss)	$(1,985,291)	$2,029,135	$(4,014,426)	197.8%

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

Reconciliation of Net Loss to Operating EBITDA:	(Unaudited)
	Three Months Ended
	June 30, 2015	June 30, 2014
Net loss	$(1,985,291)	$2,029,135
Non-cash stock-based compensation	180,413	131,412
Non-cash stock issued for payment of services	70,291	70,750
Change in the fair value of derivatives	(250,507)	(3,239,610)
Gain on disposal of equipment	—	(401)
Interest expense	36,393	6,051
Depreciation & amortization	226,211	70,319
Operating EBITDA	$(1,722,490)	$(932,344)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream as of the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Revenue
Sponsored Revenue	$2,408,000	52%	$1,810,000	92%
Content Revenue	$2,155,000	47%	$—	—%
Service Fees & Other	$65,000	1%	$159,000	8%
Total Revenue	$4,628,000	100%	$1,969,000	100%

Cost of Sales
Sponsored Revenue	$1,001,000	34%	$649,000	99%
Content Revenue	$1,917,000	66%	$—	—%
Service Fees & Other	$—	—%	$7,000	1%
Total Cost of Sales	$2,918,000	100%	$656,000	100%

Gross Profit Margin & %
Sponsored Revenue	$1,407,000	58%	$1,161,000	64%
Content Revenue	$238,000	11%	$—	—%
Service Fees & Other	$65,000	100%	$152,000	96%
Total Profit	$1,710,000	37%	$1,313,000	67%

Revenues for the three months ended June 30, 2015 increased by $2,658,507, or 135%, compared to the same period in 2014. The increase was primarily attributable to increases in our Sponsored Revenue of $598,000 and Content Revenue of $2,155,000 during three months ended June 30, 2015 compared to the same period in 2014. Our sales mix has changed in the current year due to the acquisition of Ebyline in January 2015. The increase in Sponsored Revenue income was primarily attributable to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Content Revenue increased as a result of the Ebyline acquisition in January 2015. Service fees decreased in the three months ended June 30, 2015 due to less fees received from inactive accounts since there are relatively few inactive accounts in IZEAx.

Our net bookings of $6.2 million for the three months ended June 30, 2015 were 141% higher than the net bookings of $2.6 million for the three months ended June 30, 2014. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2015 as compared to 2014.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators for fulfilling a customer's request for content or advertising services to push that content through a blog post, tweet, click or action.

Cost of sales for the three months ended June 30, 2015 increased by $2,260,704, or 344%, compared to the same period in 2014.  The increase in cost of sales was primarily related to the increase in our sales and higher cost on 47% of those sales related to Content Revenue.

Gross profit for the three months ended June 30, 2015 increased by $397,803, or 30%, compared to the same period in 2014.  Our gross profit as a percentage of revenue decreased from 67% for the three months ended June 30, 2014 to 37% for the same period in 2015. The gross profit decrease during the three months ended June 30, 2015 compared to 2014 was primarily attributable to substantially lower profit margins on Content Revenue that was added to our product mix during the three months ended June 30, 2015.

During the three months ended June 30, 2015, we generated a gross profit of 11% on 47% of our total revenue related to sales of Content. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7%-9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content to brands on a managed basis and expect to see continued improvement in the Content margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant affect on our overall gross profit percentage. As a result, we expect that our total revenue will increase but our margins will decrease to an expected range of 30%-35%.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the three months ended June 30, 2015 increased by $1,391,132, or 55.2%, compared to the same period in 2014. The increase was primarily attributable to increased personnel costs and additional overhead from the Ebyline acquisition.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expenses for the three months ended June 30, 2015 increased by $943,028, or 77.2%, compared to the same period in 2014. The increase was primarily attributable to a $396,000 increase in personnel costs as a result of the increase in the number of our administrative and engineering personnel by nearly 50% since the prior year. Increased personnel costs are expected to continue in 2015 due to the realization of an entire year of salaries, taxes and benefits for the 2014 new hires and planned increases in the total number of entry and higher level engineering personnel. The increase in general and administrative expenses is also attributable to a $205,000 increase in professional fees for active defense in our patent ligation and increased trademark and patent application activity. We also had a $156,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; a $152,000 increase in stock compensation, travel and software costs as the result of the increase in personnel and a $41,000 increase in rent for our expanded facilities and additional offices in California.

Sales and marketing expenses consist primarily of costs personnel costs related to those who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2015 increased by $448,104 or 34.5%, compared to the same period in 2014.  The increase was primarily attributable to the increase in personnel costs as a result of a 49% increase in the number of our sales personnel since the prior year and increased commissions paid as a result of the increase in customer bookings.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives carried at fair value.

Interest expense during the three months ended June 30, 2015 increased by $30,342 compared to the same period in 2014 primarily due to the imputed interest on the acquisition costs payable.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a gain of $250,507 and $3,239,610 resulting from the decrease in the fair value of certain warrants during the three months ended June 30, 2015 and 2014, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. We have 35,910,554 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease causing substantial income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a substantial loss from the change in fair value.

Net Loss

Net loss for the three months ended June 30, 2015 was $1,985,291, which decreased from net income of $2,029,135 for the same period in 2014.  The reduction in net income was primarily the result of the increase in operating expenses and the change in fair value of derivative financial instruments as discussed above.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	(Unaudited)
	Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change
Revenue	$8,763,236	$3,926,275	$4,836,961	123.2%
Cost of sales	5,358,851	1,306,189	4,052,662	310.3%
Gross profit	3,404,385	2,620,086	784,299	29.9%
Operating expenses:
General and administrative	4,024,894	2,313,573	1,711,321	74.0%
Sales and marketing	3,328,036	2,211,231	1,116,805	50.5%
Total operating expenses	7,352,930	4,524,804	2,828,126	62.5%
Loss from operations	(3,948,545)	(1,904,718)	(2,043,827)	(107.3)%
Other income (expense):
Interest expense	(55,163)	(15,068)	(40,095)	266.1%
Change in fair value of derivatives, net	(2,255,444)	3,375,211	(5,630,655)	(166.8)%
Other income, net	2,949	4,399	(1,450)	(33.0)%
Total other income (expense)	(2,307,658)	3,364,542	(5,672,200)	168.6%
Net income (loss)	$(6,256,203)	$1,459,824	$(7,716,027)	528.6%

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

Reconciliation of Net Loss to Operating EBITDA:	(Unaudited)
	Six Months Ended
	June 30, 2015	June 30, 2014
Net loss	$(6,256,203)	$1,459,824
Non-cash stock-based compensation	322,744	246,750
Non-cash stock issued for payment of services	105,341	129,110
Change in the fair value of derivatives	2,255,444	(3,375,211)
Gain on disposal of equipment	—	(401)
Interest expense	55,163	15,068
Depreciation & amortization	400,507	88,186
Operating EBITDA	$(3,117,004)	$(1,436,674)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream as of the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Revenue
Sponsored Revenue	$5,143,000	59%	$3,686,000	94%
Content Revenue	$3,520,000	40%	$—	—%
Service Fees & Other	$100,000	1%	$240,000	6%
Total Revenue	$8,763,000	100%	$3,926,000	100%

Cost of Sales
Sponsored Revenue	$2,209,000	41%	$1,299,000	99%
Content Revenue	$3,150,000	59%	$—	—%
Service Fees & Other	$—	—%	$7,000	1%
Total Cost of Sales	$5,359,000	100%	$1,306,000	100%

Gross Profit Margin & %
Sponsored Revenue	$2,934,000	57%	$2,387,000	65%
Content Revenue	$370,000	11%	$—	—%
Service Fees & Other	$100,000	100%	$233,000	97%
Total Profit	$3,404,000	39%	$2,620,000	67%

Revenues for the six months ended June 30, 2015 increased by $4,836,961, or 123%, compared to the same period in 2014. The increase was primarily attributable to increases in our Sponsored Revenue of $1,457,000 and Content Revenue of $3,520,000 during six months ended June 30, 2015 compared to the same period in 2014. Our sales mix has changed in the current year due to the acquisition of Ebyline in January 2015. The increase in Sponsored Revenue income was primarily attributable to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Content Revenue increased as a result of the Ebyline acquisition in January 2015. Service fees decreased in the six months ended June 30, 2015 due to less fees received from inactive accounts since there are relatively few inactive accounts in IZEAx.

Our net bookings of $10.5 million for the six months ended June 30, 2015 were 146% higher than the net bookings of $4.3 million for the six months ended June 30, 2014. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2015 as compared to 2014.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators for fulfilling a customer's request for content or advertising services to push that content through a blog post, tweet, click or action.

Cost of sales for the six months ended June 30, 2015 increased by $4,052,662, or 310.3%, compared to the same period in 2014.  The increase in cost of sales was primarily related to the increase in our sales and higher cost on 40% of those sales related to Content Revenue.

Gross profit for the six months ended June 30, 2015 increased by $784,299, or 29.9%, compared to the same period in 2014.  Our gross profit as a percentage of revenue decreased from 67% for the six months ended June 30, 2014 to 39% for the same period in 2015. The gross profit decrease during the six months ended June 30, 2015 compared to 2014 was primarily attributable to substantially lower profit margins on Content Revenue that was added to our product mix during the six months ended June 30, 2015, as well as increased participation by IZEAx white-label partners.

During the six months ended June 30, 2015, we generated a gross profit of 11% on 40% of our total revenue related to sales of Content. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7%-9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content to brands on a managed basis and expect to see continued improvement in the Content margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant affect on our overall gross profit percentage. Additionally, the addition of white label partners to IZEAx translates into lower margins on our Sponsored Revenue. White label partners receive a percentage of each transaction generated by users within their system. As a result, we expect that our total revenue will increase but our margins will decrease to an expected range of 30%-35%.

Operating Expenses

Operating expenses consist of general and administrative, and sales and marketing expenses.  Total operating expenses for the six months ended June 30, 2015 increased by $2,828,126, or 62.5%, compared to the same period in 2014. The increase was primarily attributable to increased personnel costs and additional overhead from the Ebyline acquisition.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expenses for the six months ended June 30, 2015 increased by $1,711,321, or 74.0%, compared to the same period in 2014. The increase was primarily attributable to a $890,000 increase in personnel costs as a result of the increase in the number of our administrative and engineering personnel by nearly 50% since the prior year. Increased personnel costs are expected to continue in 2015 due to the realization of an entire year of salaries, taxes and benefits for the 2014 new hires and planned increases in the total number of engineering personnel. The increase in general and administrative expenses is also attributable a $213,000 increase in professional fees for active defense in our patent ligation and increased trademark and patent application activity. The increase in general and administrative expenses is also attributable a $310,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; a $211,000 increase in stock compensation, travel and software costs as the result of the increase in personnel, and a $77,000 increase in rent for our expanded facilities and additional offices in California.

Sales and marketing expenses consist primarily of costs personnel costs related to those who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2015 increased by $1,116,805 or 50.5%, compared to the same period in 2014.  The increase was primarily attributable to the increase in personnel costs as a result of a 49% increase in the number of our sales personnel since the prior year and increased commissions paid as a result of the increase in customer bookings.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives carried at fair value.

Interest expense during the six months ended June 30, 2015 increased by $40,095 compared to the same period in 2014 primarily due to the imputed interest on the acquisition costs payable.

During the current periods and in prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a loss of $2,255,444 and a gain of $3,375,211 resulting from the increase (decrease) in the fair value of certain warrants during the six months ended June 30, 2015 and 2014, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. We have 35,910,554 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease causing substantial income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a substantial loss from the change in fair value.

Net Loss

Net loss for the six months ended June 30, 2015 was $6,256,203, which decreased from net income of $1,459,824 for the same period in 2014.  The reduction in net income was primarily the result of the increase in operating expenses and the change in fair value of derivative financial instruments as discussed above.

Liquidity and Capital Resources

Our cash position was $2,525,809 as of June 30, 2015 as compared to $6,521,930 as of December 31, 2014, a decrease of $3,996,121 primarily as a result of the funding of our operating losses and our acquisition of Ebyline, Inc. (“Ebyline”) as described below.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $29,197,553 as of June 30, 2015.

Cash used for operating activities was $3,012,835 during the six months ended June 30, 2015 and was primarily a result of our loss from operations during the period of $3,948,545. Cash used for investing activities was $983,282 during the six months ended June 30, 2015 due primarily to the acquisition of Ebyline and increases in computer equipment purchases. Cash used for financing activities was $4 during the six months ended June 30, 2015 and was primarily a result of principal payments on our capital leases of $29,869 offset by proceeds received from the issuance of shares under our Employee Stock Purchase Program.

To date, we have financed our operations through internally generated revenue from operations and the sale of our equity securities.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in performance payments based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. Both the $1,877,064 in annual payments and the $5,500,000 in performance payments may be made in cash or common stock, at our option. The performance payments will be made only if Ebyline achieves at least 90% of Content-Only Revenue, as defined in the agreement, of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90% but less than 100% of the Content-Only Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment.

On April 13, 2015, we expanded our secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement renews annually and requires us to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to May 1, 2016, we will be required to pay a termination fee of .70% of the credit limit divided by 80%. As of June 30, 2015, we had no advances outstanding under this agreement.

From July 20, 2015 until 11:59 p.m. Eastern time, on August 14, 2015, we are offering a 25% discount on the warrant exercise prices to investors holding the 2013 Warrants and a 26% discount on the warrant exercise prices to investors holding the 2014 Warrants. If and to the extent a holder does not exercise its Warrants at the reduced exercise prices, the exercise prices of any unexercised Warrants will remain at their original exercise prices of $0.25 and $0.50 per share for the series A and series B 2013 Warrants, respectively, and $0.35 and $0.50 per share for the series A and series B 2014 Warrants, respectively, until their stated expiration dates. We have the right to extend the offer period until August 31, 2015. The warrant exercise offer is being made pursuant to the terms of Warrant Amendment and Exercise Agreements dated July 20, 2015, entered into with holders owning more than 70% of our outstanding Warrants issued in 2013 and 2014. Based on exercise notices that we have received as of August 7, 2015, we expect to receive a minimum of $12 million in gross cash proceeds through the exercise of Warrants to purchase more than 43 million shares of common stock at the end of the reduced exercise price offer period on August 14, 2015. Actual amounts are subject to change based on decisions by Warrant holders prior to the end of the offer period on August 14, 2015.

On July 30, 2015, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline, we issued 636,294 shares of restricted common stock to the former Ebyline shareholders to satisfy the $250,000 purchase obligation that was due on such date. The issuance of the securities was completed in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

We believe that with our current cash, the expanded credit line and the proceeds received from the closing of the warrant discount offer period, we will have sufficient cash reserves available to cover expenses for the future year.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We do not have a reserve for doubtful accounts as of June 30, 2015. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the six months ended June 30, 2015 and 2014.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform will be utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and

Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $568,875 in direct materials, payroll and benefit costs to software development costs in the consolidated balance sheet. We estimate the useful life for IZEAx will be 5 years, consistent with the amount of time our legacy platforms were in-service, and are amortizing the software development costs over this period.

We derive revenue from three sources: revenue from an advertiser when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for use on its owned and operated sites, as well as third party content marketing and native advertising efforts ("Content Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue"). Sponsored revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service fees charged to customers are primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service fees are recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Self-service advertisers must prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via credit card. Advertisers who use us to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period  and generally have five or ten-year contract lives.  We estimate the fair value of our common stock using the closing stock price of our common stock as quoted in the OTCQB marketplace on the date of the option award.  We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change. Changes also impact the amount of unamortized compensation expense to be recognized in future periods.
The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2014 and 2015:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2014	330,000	$0.48	5 years	43.32%	1.60%	$0.19
June 30, 2014	1,066,680	$0.46	5 years	41.38%	1.66%	$0.18
September 30, 2014	1,992,151	$0.38	5 years	40.38%	1.74%	$0.14
December 31, 2014	970,000	$0.26	9 years	46.76%	2.14%	$0.15
March 31, 2015	1,868,333	$0.32	6 years	58.25%	1.50%	$0.17
June 30, 2015	1,185,333	$0.40	6 years	55.17%	1.58%	$0.19

There were outstanding options to purchase 14,651,253 shares with a weighted average exercise price of $0.44 per share, of which options to purchase 5,809,913 shares were exercisable with a weighted average exercise price of $0.55 per share as of June 30, 2015.  There is no aggregate intrinsic value on the exercisable, outstanding options as of June 30, 2015 since the weighted average exercise price per share exceeded the market price of $0.42 of our common stock on such date.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Principal Financial and Accounting Officer ("PFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions. Briefing is ongoing in each of these appeals.
On April 1, 2015, the district court lifted the stay and set a trial date for December 14, 2015. On July 8, 2015, the district court held a claim construction hearing. On July 14, 2015, the district court issued its claim construction decision. On July 16, 2015, the Company and Blue Calypso engaged in a court-ordered mediation during which the parties agreed to the principal terms of a settlement agreement. At this time, the parties are still negotiating the terms of the settlement agreement. We do not have an estimate of the likelihood or the amount of any potential exposure to it. We still believe that there is no merit to Blue Calypso’s suit and continue to vigorously defend ourselves against Blue Calypso’s allegations.

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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $29,197,553 as of June 30, 2015.   Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

On December 16, 2014, the PTAB issued its Final Decisions concerning the five patents-in-suit. The Final Decisions eliminated the vast majority of claims asserted by Blue Calypso. While some claims did survive the PTAB’s Final Decisions, those claims are potentially invalid in view of factual findings made by the PTAB. The PTAB decisions are now on appeal before the United States Court of Appeals for the Federal Circuit. The potential outcomes of these appeals ranges from invalidation of all of Blue Calypso’s asserted claims to complete reversal of the PTAB’s Final Decisions. Briefing is ongoing in each of these appeals.
On April 1, 2015, the district court lifted the stay and set a trial date for December 14, 2015. On July 8, 2015, the district court held a claim construction hearing. On July 14, 2015, the district court issued its claim construction decision. On July 16, 2015, the Company and Blue Calypso engaged in a court-ordered mediation during which the parties agreed to the principal terms of a settlement agreement. At this time, the parties are still negotiating the terms of the settlement agreement. We do not have an estimate of the likelihood or the amount of any potential exposure to it. We still believe that there is no merit to Blue Calypso’s suit and continue to vigorously defend ourselves against Blue Calypso’s allegations.

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

As of August 7, 2015, we have 58,484,006 shares of common stock issued, outstanding stock options to purchase 14,578,293 shares of common stock at an average price of $0.44 per share, outstanding warrants to purchase 54,292,665 shares of common stock at an average price of $0.41 per share, and 1,834,034 shares of vested, yet unissued, shares of restricted common stock. As described herein, we have recently made a reduced exercise price offer to the holders of our 2013 Warrants and 2014 Warrants and, if such offer is exercised in full, we expect that over 80% of the above warrants will be converted to shares of common stock.

Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 5,506,723 shares of common stock under our May 2011 Equity Incentive Plan and 1,367,351 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial issuances of our common stock to satisfy our obligations under the Stock Purchase Agreement for our acquisition of Ebyline, Inc.

On January 30, 2015, we purchased of all of the outstanding shares of capital stock of Ebyline pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment made at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing (subject to reduction) and up to $5,500,000 in performance payments paid over three years based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. Both the $1,877,064 in annual payments and the $5,500,000 in performance payments may be made in cash or common stock, at our option.
If Ebyline achieves all of the revenue targets, we do not currently have enough cash reserves to pay for the complete purchase price in cash. However, assuming a successful closing of the warrant discount offer period discussed below, we will have enough cash to meet all of our purchase obligations. We may choose issue shares of our common stock to satisfy the future payment obligations or raise funds through additional financing opportunities. Stock payments are to be based on the 30-day volume-weighted average closing price prior to the payment date. Additional financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities or other financing alternatives. The issuance of a substantial number of shares of common stock to raise additional capital to satisfy the future payment obligations could significantly dilute the percentage ownership interests of and may be at prices more beneficial than those paid by our existing common stockholders.

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

From July 20, 2015 until 11:59 p.m. Eastern time, on August 14, 2015, we are offering a 25% discount on the warrant exercise prices to investors holding the 2013 Warrants and a 26% discount on the warrant exercise prices to investors holding the 2014 Warrants. If and to the extent a holder does not exercise its Warrants at the reduced exercise prices, the exercise prices of any unexercised Warrants will remain at their original exercise prices of $0.25 and $0.50 per share for the series A and series B 2013 Warrants, respectively, and $0.35 and $0.50 per share for the series A and series B 2014 Warrants, respectively, until their stated expiration dates. We have the right to extend the offer period until August 31, 2015. The warrant exercise offer is being made pursuant to the terms of Warrant Amendment and Exercise Agreements dated July 20, 2015, entered into with holders owning more than 70% of our outstanding Warrants issued in 2013 and 2014. Based on exercise notices that we have received as of August 7, 2015, we expect to receive a minimum of $12 million in gross cash proceeds through the exercise of Warrants to purchase more than 43 million shares of common stock at the end of the reduced exercise price offer period on August 14, 2015. Actual amounts are subject to change based on decisions by Warrant holders prior to the end of the offer period on August 14, 2015.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2015, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline, we issued 636,294 shares of restricted common stock to the former Ebyline shareholders to satisfy the $250,000 purchase obligation that was due on such date. The issuance of the securities was completed in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

On July 29, 2015, the Company’s Board of Directors approved an up to 1-for-25 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split was subsequently approved on August 6, 2015 by written consent of the holders of a majority of the Company’s issued and outstanding shares of common stock in lieu of a special meeting of the Company’s stockholders. The Company has filed a notification of the reverse stock split with FINRA Operations, but to date the reverse split has not yet been effectuated. The Company anticipates filing a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, with an effective date of the reverse stock split in the near future. As the reverse stock split has not occurred as of the filing date of this Quarterly Report on Form 10-Q, no adjustment to share information is reflected in the financial statements contained in this Quarterly Report on Form 10-Q.

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

4.1		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
4.2		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
4.3		Form of Warrant Amendment and Exercise Agreement dated July 20, 2015 between the Company and Warrant Holders (Incorporated by reference to Form 8-K, filed with the SEC on July 23, 2015).
10.1		Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2		Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3		Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.4		Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.5		Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.6		Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.7		2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.8		Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 25, 2014).
10.9		Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 31, 2014).
10.10		Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).
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
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

August 12, 2015	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 12, 2015	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)