Form 10-Q
period 2015-09-30
IZEA, Inc.
filed 2015-11-16
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

 As of November 6, 2015, there were 104,002,308 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$13,273,048	$6,521,930
Accounts receivable, net	3,048,299	2,156,378
Prepaid expenses	745,426	190,604
Other current assets	13,317	61,424
Total current assets	17,080,090	8,930,336

Property and equipment, net of accumulated depreciation of $389,174 and $239,521	595,549	588,919
Goodwill	2,468,289	—
Intangible assets, net of accumulated amortization of $395,333 and $0	1,974,667	—
Software development costs, net of accumulated amortization of $171,185 and $85,331	413,365	483,544
Security deposits	119,671	100,641
Total assets	$22,651,631	$10,103,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$940,993	$310,611
Accrued expenses	1,151,468	394,617
Unearned revenue	2,358,895	1,767,074
Current portion of deferred rent	10,772	—
Current portion of capital lease obligations	15,602	54,376
Current portion of acquisition costs payable	833,227	—
Total current liabilities	5,310,957	2,526,678

Deferred rent, less current portion	107,303	106,531
Capital lease obligations, less current portion	—	7,291
Acquisition costs payable, less current portion	977,669	—
Warrant liability	10,780	3,203,465
Total liabilities	6,406,709	5,843,965

Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 104,002,308 and 57,697,666, respectively, issued and outstanding	10,400	5,770
Additional paid-in capital	48,077,162	27,195,055
Accumulated deficit	(31,842,640)	(22,941,350)
Total stockholders’ equity	16,244,922	4,259,475

Total liabilities and stockholders’ equity	$22,651,631	$10,103,440

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$5,442,457	$1,931,671	$14,205,693	$5,857,946
Cost of sales	3,290,457	692,217	8,649,308	1,998,406
Gross profit	2,152,000	1,239,454	5,556,385	3,859,540

Operating expenses:
General and administrative	1,056,473	1,287,048	5,081,367	3,600,621
Sales and marketing	1,982,088	1,515,139	5,310,124	3,726,370
Total operating expenses	3,038,561	2,802,187	10,391,491	7,326,991

Loss from operations	(886,561)	(1,562,733)	(4,835,106)	(3,467,451)

Other income (expense):
Interest expense	(31,191)	(5,519)	(86,354)	(20,587)
Loss on exchange of warrants	(1,845,810)	—	(1,845,810)	—
Change in fair value of derivatives, net	115,904	2,250,344	(2,139,540)	5,625,555
Other income, net	2,571	3,278	5,520	7,677
Total other income (expense)	(1,758,526)	2,248,103	(4,066,184)	5,612,645

Net income (loss)	$(2,645,087)	$685,370	$(8,901,290)	$2,145,194

Weighted average common shares outstanding – basic	81,512,092	57,350,743	65,728,626	50,584,635
Basic income (loss) per common share	$(0.03)	$0.01	$(0.14)	$0.04

Weighted average common shares outstanding – diluted	81,512,092	69,428,993	65,728,626	63,663,192
Diluted income (loss) per common share	$(0.03)	$0.01	$(0.14)	$0.03

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	57,697,666	$5,770	$27,195,055	$(22,941,350)	$4,259,475
Stock purchase plan subscriptions	125,046	13	29,752	—	29,765
Fair value of warrants issued	—	—	51,950	—	51,950
Stock issued for payment of services	1,712,500	171	8,529	—	8,700
Stock-based compensation	—	—	511,202	—	511,202
Stock issued for payment of acquisition liability	636,294	63	249,937	—	250,000
Exercise of warrants	43,830,802	4,383	12,852,702	—	12,857,085
Fair value of warrants moved from liability & loss on exchange	—	—	7,178,035	—	7,178,035
Net loss	—	—	—	(8,901,290)	(8,901,290)
Balance, September 30, 2015	104,002,308	$10,400	$48,077,162	$(31,842,640)	$16,244,922

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(8,901,290)	$2,145,194
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	149,873	65,683
Amortization of software development costs and other intangible assets	481,187	103,529
Loss on disposal of equipment	595	16,192
Provision for losses on accounts receivable	36,000	—
Stock-based compensation	511,202	389,002
Value of stock and warrants issued or to be issued for payment of services	136,592	147,860
Gain on change in value of contingent acquisition costs payable	(1,734,300)	—
Loss on exchange of warrants	1,845,810	—
Change in fair value of derivatives, net	2,139,540	(5,625,555)
Cash provided by (used for):
Accounts receivable	(611,400)	183,968
Prepaid expenses and other current assets	(465,191)	(454,839)
Accounts payable	87,043	(174,386)
Accrued expenses	726,643	30,326
Unearned revenue	557,927	(156,156)
Deferred rent	1,644	60,508
Net cash used for operating activities	(5,038,125)	(3,268,674)

Cash flows from investing activities:
Purchase of equipment	(145,579)	(159,974)
Increase in software development costs	—	(206,529)
Acquisition, net of cash acquired	(905,586)	—
Security deposits	(477)	(11,067)
Net cash used for investing activities	(1,051,642)	(377,570)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	10,932,912
Proceeds from exercise of options & warrants	12,886,950	112,800
Payments on notes payable and capital leases	(46,065)	(49,602)
Net cash provided by financing activities	12,840,885	10,996,110

Net increase in cash and cash equivalents	6,751,118	7,349,866
Cash and cash equivalents, beginning of year	6,521,930	530,052

Cash and cash equivalents, end of period	$13,273,048	$7,879,918

Supplemental cash flow information:
Cash paid during period for interest	$5,805	$11,870

Non-cash financing and investing activities:
Fair value of warrants issued	$51,950	$12,382,216
Acquisition costs payable for assets acquired	$3,942,639	$—
Acquisition costs paid through issuance of common stock	$250,000	$—
Fair value of warrants reclassified from liability to equity	$6,530,046	$3,166,482
Acquisition of assets through capital lease	$—	$41,339
See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2015, the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the consolidated statement of stockholders' equity for the nine months ended September 30, 2015 and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2015.

Nature of Business
IZEA, Inc. (the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. The Company is headquartered in Orlando, Florida with additional offices in Chicago and Los Angeles.

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

The Company currently operates the Ebyline online marketplace along with its own online marketplace that connects brands with creators at IZEA.com as well as other white label marketplaces. IZEA.com and all white label sites are powered by the IZEA Exchange (“IZEAx”), a platform that handles content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. Prior to the launch of IZEAx, the Company had independent technology platforms including PayPerPost.com, SocialSpark.com and SponsoredTweets.com, all of which were transitioned to the IZEAx system by the end of 2014.

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company has a reserve of $31,000 for doubtful accounts as of September 30, 2015. The Company did not have a reserve for doubtful accounts as of December 31, 2014. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2015 and 2014.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At September 30, 2015, the Company had one customer which accounted for 12% of total accounts receivable in the aggregate. At December 31, 2014, the Company had two customers which accounted for 29% of total accounts receivable in the aggregate. The Company had one customer that accounted for 14% of its revenue during the three months ended September 30, 2015 and no customers that accounted for more than 10% of its revenue during the three months ended September 30, 2014. The Company had one customer that accounted for 14% of its revenue during the nine months ended September 30, 2015 and one customer that accounted for 10% of its revenue during the nine months ended September 30, 2014.

Property and Equipment
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
Leasehold Improvements	5 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is recognized in net income or loss. Depreciation expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $53,337 and $24,903 for the three months ended September 30, 2015 and 2014, respectively.  Depreciation expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $149,873 and $65,683 for the nine months ended September 30, 2015 and 2014, respectively.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs related to internal use software should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company amortizes software development costs equally over 5 years upon initial launch of the software. Amortization expense is expected to be approximately $117,000 in 2015 and for the next three years and then $33,000 thereafter. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $28,966 and $47,406 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $85,854 and $94,812 for the nine months ended September 30, 2015 and 2014, respectively.

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to contact creators to promote the Company. Advertising expense charged to operations for the three months ended September 30, 2015 and 2014 were approximately $199,000 and $347,000, respectively. Advertising expense charged to operations for the nine months ended September 30, 2015 and 2014 were approximately $411,000 and $635,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability (see Note 4) and its acquisition cost liability (see Note 2) as of September 30, 2015. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 6) is measured at the grant date, based on the fair

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock as quoted in the OTCQB marketplace on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected term	6 years	5 years	6 years	5 years
Weighted average volatility	53.81%	40.37%	56.62%	40.83%
Weighted average risk free interest rate	1.78%	1.75%	1.58%	1.71%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 15.37% and 3.79% during the three months ended September 30, 2015 and 2014, respectively. Average expected forfeiture rates were 12.37% and 7.29% during the nine months ended September 30, 2015 and 2014, respectively.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

NOTE 2.     EBYLINE ACQUISITION

Purchase Price
On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline for a maximum purchase price to be paid over the next three years of $8,850,000. The total consideration is made up of four components:
(a)    a cash payment of $1,200,000 paid at closing;
(b)    an issuance of IZEA Common Stock valued at $250,000 paid on July 30, 2015;
(c)    a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the total amount owed is $1,877,064 to be paid in two equal installments of $938,532 on January 30, 2016 and January 30, 2017; and
(d)    total contingent performance payments up to $5,500,000 based on Ebyline meeting certain revenue targets. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90%, but less than 100% of the Content Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment. Anything below 90% of the Content Revenue targets will not be eligible for any performance payment. The performance payments are also subject to a 17% reduction in the event that either of the two executive employees retained during the acquisition were no longer employed at the end of the measurement year. Performance payments are due no later than 90 days after the measuring period and may be paid in cash or common stock, at the Company's option.
Consideration Payable
The fair value of the total estimated future consideration to be paid is as follows:

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	9/30/2015
Cash paid at closing	$1,200,000	$1,200,000	$—
Present value of the guaranteed purchase price (a)	2,127,064	1,982,639	1,800,596
Fair value of contingent performance payments (b)	2,210,000	1,834,300	100,000
Acquisition costs to be paid by Ebyline shareholders (c)			(89,700)
Total estimated consideration	$5,537,064	$5,016,939	$1,810,896

Current portion of acquisition costs payable			833,227
Long term portion of acquisition costs payable			977,669
Total acquisition costs payable			$1,810,896

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

(a)
The guaranteed purchase price consideration, as detailed above, was discounted to present value using our current borrowing rate of prime plus 2% (5.25%). Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $28,651 and $43,789 for the three and nine months ended September 30, 2015. Per the Stock Purchase Agreement, the Company issued 636,294 shares of its common stock valued at $250,000 to satisfy a portion of the guaranteed purchase price payment obligation on July 30, 2015.

(b)
The fair value of the $5,500,000 of contingent performance payments described above was calculated using a Monte-Carlo simulation to simulate revenue over the next three years. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 8.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 100,000 simulation trials. The volatility used for the simulation was 35%. The Monte Carlo simulation resulted in a calculated fair value of contingent performance payments of $2,210,000 on January 30, 2015. Because the contingent performance payments are subject to a 17% reduction related to the continued employment of certain key employees, ASC 805-10-55-25 indicates that a portion of these payments be treated as potential compensation to be accrued over the term rather than allocated to the purchase price. Therefore, the Company reduced its overall purchase price consideration by $357,700 and recorded the initial present value of the contingent performance payments at $1,834,300. During the three months ended September 30, 2015, the Company reassessed the expected revenues to be produced from Content Revenues over the next three years. The revised Content Revenue estimates are below 90% of the required Content Revenues targets. The Monte Carlo simulation as of September 30, 2015 with these revised projections resulted in a revised calculated fair value of contingent performance payments of $100,000. The gain as a result of the decrease in the estimated fair value of contingent performance payments of $1,734,300 is recorded as a reduction of general and administrative expense in the Company's statements of operations during the three and nine months ended September 30, 2015.

(c)
According to the stock purchase agreement, certain acquisition costs paid by Ebyline during the acquisition process are to be paid by the selling shareholders. These costs will be deducted from the guaranteed payment on January 30, 2016.

Purchase Price Allocation
The preliminary allocation of the purchase price as of January 30, 2015 is summarized as follows:

Initial Purchase Price Allocation
Current assets	$738,279
Property and equipment	27,194
Identifiable intangible assets	2,370,000
Goodwill	2,468,289
Security deposits	18,553
Current liabilities	(605,376)
Total estimated consideration	$5,016,939

Intangible Assets and Goodwill
The identifiable intangible assets in the purchase price allocation consist of the following assets:

		Accumulated Amortization	Net Book Value	Useful Life (in years)
Identifiable Intangible Asset	Initial Value	9/30/2015	9/30/2015
Content provider network	$30,000	20,000	10,000	1
Ebyline trade name	40,000	26,666	13,334	1
Workflow customers	210,000	70,000	140,000	2
Developed technology	300,000	40,000	260,000	5
Virtual Newsroom customers	1,790,000	238,667	1,551,333	5
Total identifiable intangible assets	$2,370,000	$395,333	$1,974,667

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company is amortizing the identifiable intangible assets over a weighted average period of 4 years. Amortization expense on the identifiable intangible assets costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $148,250 and $395,333 for the three and nine months ended September 30, 2015.

The estimated amortization expense for future years is as follows:
2015	$543,583
2016	528,834
2017	426,750
2018	418,000
2019	418,000
Thereafter	34,833
Total	$2,370,000

The Company has recorded $2,468,289 in goodwill from the Ebyline acquisition as of September 30, 2015. This amount represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. There are many synergies between the business operations of Ebyline and IZEA including a database of creators that can provide content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The Ebyline operations contributed revenue of $2,173,617 and gross profit of $243,525 in the consolidated statements of operations for the three months ended September 30, 2015. The Ebyline operations contributed revenue of $5,704,622 and gross profit of $624,919 in the consolidated statements of operations for the nine months ended September 30, 2015.

NOTE 3.    NOTES PAYABLE

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California, and expanded this facility with an agreement on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to May 1, 2016, the Company will be required to pay a termination fee of .70% of the credit limit divided by 80%. As of September 30, 2015, the Company had no advances outstanding under this agreement.

The Company incurred $50,510 in costs related to this loan acquisition in prior years and an additional $23,184 in costs related to the loan expansion in April 2015. These costs are capitalized in the Company's consolidated balance sheet as loan acquisition costs within other current assets and are amortized to interest expense over one year. The Company amortized $5,796 and $1,375 of these costs through interest expense during the three months ended September 30, 2015 and 2014, respectively. The Company amortized $6,796 and $7,217 of these costs through interest expense during the nine months ended September 30, 2015 and 2014, respectively.

NOTE 4.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon registration of the shares, changes in price-based anti-dilution adjustments, conversion or exercise, as applicable, of a derivative instrument, the instrument is marked to fair value at the date of the occurrence of the event and then that fair value is reclassified to equity.

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

Warrant Liability

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

2014 Activity:
On February 21, 2014, the Company issued five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.35 per share and five-year warrants to purchase 17,142,864 shares of the Company's common stock at an exercise price of $0.50 per share pursuant to the terms of the securities purchase agreements entered into in connection with a private placement of its shares in February 2014 (the "2014 Private Placement"). As part of the 2014 Private Placement, the Company also issued a five-year warrant to purchase up to 750,511 shares of the Company's common stock at an exercise price of $0.35 per share and a five-year warrant to purchase up to 750,511 shares of the Company' common stock at an exercise price of $0.50 per share to the placement agent.
The Company determined that these warrants (the “2014 Warrants”) required classification as a liability due to certain registration rights and listing requirements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying the 2014 Warrants. The 2014 Warrants also required classification as a liability due to provisions for potential exercise price adjustments. The Company determined that the fair value of the 2014 Warrants on their issuance date on February 21, 2014 was $12,382,216. These shares are currently registered with the SEC pursuant to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-195081) filed by the Company on April 30, 2015, which was declared effective by the SEC on May 4, 2015. Although the shares underlying the 2014 Warrants are currently registered, they still required liability classification due to the provisions for potential exercise price adjustments.

From July 20, 2015 through August 14, 2015, the Company offered a 26% discount on the warrant exercise prices to investors holding the 2014 Warrants. If and to the extent a holder did not exercise its 2014 Warrants at the reduced exercise prices during this time period, the exercise prices of any unexercised 2014 Warrants remain at their original exercise prices of $0.35 and $0.50 per share for the series A and series B 2014 Warrants, respectively. In exchange for the reduction in the warrant exercise price, the investors holding a majority of the 2014 Warrants agreed to amend the 2014 Warrants to remove the price-based anti-dilution adjustment provisions contained in the 2014 Warrants. The removal of these provisions from the 2014 Warrants eliminated the provision that required liability classification of the 2014 Warrants and quarterly non-cash adjustments reflecting changes in the fair value of the derivative liability on the Company’s financial statements. Except for the temporarily reduced exercise prices and elimination of the anti-dilution adjustment provisions in the 2014 Warrants, the terms of the 2014 Warrants remain unchanged. As a result of the amendment in the 2014 Warrants terms, the 2014 Warrants no longer require liability classification after August 14, 2015.

At the close of the offer period on August 14, 2015, investors exchanged and converted 27,856,294 shares underlying the 2014 Warrants at the 26% discount for total proceeds of $8,760,805. The amendment of the 2014 Warrants to reduce the exercise price required the Company to treat the adjustment as an exchange whereby it computed the fair value of the 2014 Warrants immediately prior to the price reduction and the fair value of the 2014 Warrants after the price reduction. The $1,197,821 change in the fair value of the 2014 Warrants as a result of the price reduction was treated as a loss on exchange and recorded in the Company's consolidated statements of operations during the three and nine months ended September 30, 2015.

As a result of the above transactions, the fair value of $5,348,408 on the 27,856,294 exercised 2014 Warrants and the fair value of $1,181,638 on the 7,930,456 remaining unexercised 2014 Warrants as of August 14, 2015 was moved to equity as of August 14, 2015.

2013 Activity:
From August 15, 2013 through September 23, 2013, the Company issued five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.25 per share and five-year warrants to purchase 7,118,236 shares of its common stock at an exercise price of $0.50 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with a private placement of its shares (the "2013 Private Placement"). The Company determined that these warrants (the “2013 Warrants”) required classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying the 2013 Warrants. The Company determined that the fair value of these warrants on their issuance date was $2,344,899.

The Company originally filed a registration statement on Form S-1 (No. 333-191743) with the SEC on October 16, 2013, which was declared effective by the SEC on November 8, 2013 for the registration of the resale of 174,732 shares underlying the 2013 Warrants. The Company subsequently filed a registration statement on Form S-1 (No. 333-197482) related to the resale of the remaining shares underlying the 2013 Warrants on July 17, 2014, which was declared effective by the SEC on July 29, 2014. As a result of the registration, the 2013 Warrants no longer require liability classification and their fair value of $3,166,482 was reclassified to equity in July 2014.

2012 Activity:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company determined that 110,000 warrant shares issued in its September 2012 public offering still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of September 30, 2015 was $10,780.

2011 Activity:
The Company determined that 13,554 warrant shares remaining from its May 2011 Stock Offering and 250 warrant shares issued in July 2011 for a customer list acquisition still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of September 30, 2015 was $0.

During the three months ended September 30, 2015 and 2014, the Company recorded a gain of $115,904 and $2,250,344, respectively, due to the change in the fair value of its warrant liability. During the nine months ended September 30, 2015 and 2014, the Company recorded a loss of $2,139,540 and a gain of $5,625,555, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the year ended December 31, 2014 and the nine months ended September 30, 2015:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2013	14,360,276	$1,832,945
Issuance of warrants to investors in 2014 Private Placement	35,786,750	12,382,216
Reclassification of fair value of 2013 Private Placement warrants to equity	(14,236,472)	(3,166,482)
Change in fair value of derivatives	—	(7,845,214)
Balance, December 31, 2014	35,910,554	$3,203,465
Exercise of warrants for common stock	(27,856,294)	(5,348,408)
Loss on exchange of warrants	—	1,197,821
Reclassification of fair value of 2014 Private Placement warrants to equity	(7,930,456)	(1,181,638)
Change in fair value of derivatives	—	2,139,540
Balance, September 30, 2015	123,804	$10,780

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2014, August 14, 2015 and September 30, 2015 were as follows:

Binomial Assumptions	December 31, 2014	August 14, 2015	September 30, 2015
Fair market value of asset (1)	$0.28	$0.42	$0.42
Exercise price	$0.35-$1.25	$0.25-$0.50	$1.25
Term (2)	2.7 - 4.2 years	3.5 years	1.9 years
Implied expected life (3)	2.7 - 4.2 years	3.5 years	1.9 years
Volatility range of inputs (4)	42%--71%	41%--50%	95.72%
Equivalent volatility (3)	48%--54%	47.00%	96.00%
Risk-free interest rate range of inputs (5)	1.10%--1.38%	1.08%	$0.01
Equivalent risk-free interest rate (3)	1.10%--1.38%	1.08%	$0.01
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

On October 17, 2012, Blue Calypso, Inc. filed a complaint against the Company alleging that the Company infringes their patents related to peer-to-peer advertising between mobile communication devices. On July 19, 2013, Blue Calypso’s case against the Company was consolidated, along with other patent infringement cases against Groupon, Inc., Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon et al for all pretrial purposes, including discovery and claim construction.

On August 17, 2015, the Company entered into a settlement agreement with Blue Calypso ending all outstanding litigation between the two companies. Under the agreement, the Company agreed to pay Blue Calypso a settlement amount of $390,506, representing a royalty fee of 4.125% of revenue from the Company's legacy platforms: SocialSpark, Sponsored Tweets, and WeReward. This royalty fee was assessed on those legacy platforms from their inception until the time they were all discontinued by the end of 2014. Blue Calypso has dismissed with prejudice all pending litigation against the Company and has granted the Company a worldwide covenant not to sue covering the IZEAx and Ebyline platforms or any reasonable iteration thereof. The Company developed the IZEAx and Ebyline platforms in a manner such that it believes they do not infringe Blue Calypso's current patents.

The Company paid $200,000 upon execution of the agreement and is paying the balance in equal quarterly installments of $47,626.50 over 24 months beginning in November 2015. The Company recorded the entire amount of the settlement in general and administrative expense during the three and nine months ended September 30, 2015. The remaining balance owed of $190,506 is recorded in accrued expenses as of September 30, 2015.

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

Warrant Transactions
Warrant Issuances:
On January 22, 2015, the Company issued a warrant to purchase 100,000 shares of its common stock to an investor relations consultant. The warrant has an exercise price of $0.51 per share and expires on January 22, 2020. The fair value of the warrant upon issuance was $7,700 and the Company received $100 as compensation for the warrant. The fair value of the warrant issuance was recorded as an increase in additional paid-in capital in the Company's consolidated balance sheet and the net $7,600 compensation expense was recorded in general and administrative expense during the nine months ended September 30, 2015.

On June 30, 2015, the Company issued a warrant to purchase 250,000 shares of its common stock to an investor relations consultant. The warrant has an exercise price of $0.51 per share and expires on June 30, 2020. The fair value of the warrant upon issuance was $44,250. The fair value of the warrant issuance was recorded as an increase in additional paid-in capital in the Company's

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

consolidated balance sheet and compensation expense in general and administrative expense during the nine months ended September 30, 2015.

Warrant Exercises:
From July 20, 2015 through August 14, 2015, the Company offered a 25% discount on the warrant exercise prices to investors holding the series A and series B warrants to purchase common stock issued in its August - September 2013 private placement (the “2013 Warrants”) and a 26% discount on the warrant exercise prices to investors holding series A and series B warrants to purchase common stock issued in its February 2014 private placement (the “2014 Warrants” and together with the 2013 Warrants, the "Warrants"). If and to the extent a holder did not exercise its Warrants at the reduced exercise prices during this time period, the exercise prices of any unexercised Warrants remain at their original exercise prices of $0.25 and $0.50 per share for the series A and series B 2013 Warrants, respectively, and $0.35 and $0.50 per share for the series A and series B 2014 Warrants, respectively.

The warrant exercise offer was made pursuant to the terms of Warrant Amendment and Exercise Agreements, dated July 20, 2015, entered into with holders owning more than 70% of the Company's outstanding 2013 and 2014 Warrants. In exchange for the reduction in the warrant exercise price, the investors holding a majority of the 2014 Warrants agreed to amend the 2014 Warrants to remove the price-based anti-dilution adjustment provisions contained in the 2014 Warrants. The removal of these provisions from the 2014 Warrants eliminated the provision that required liability classification of the 2014 Warrants and quarterly non-cash adjustments reflecting changes in the fair value of the derivative liability on the Company’s financial statements. Except for the temporarily reduced exercise prices and elimination of the anti-dilution adjustment provisions in the 2014 Warrants, the terms of the 2013 Warrants and 2014 Warrants remain unchanged. As a result of the amendment in the 2014 Warrants terms, the 2014 Warrants no longer require liability classification after August 14, 2015 (See Note 4).

At the close of the offer period on August 14, 2015, investors exchanged and converted 27,856,294 shares underlying the 2014 Warrants at the 26% discount for total proceeds of $8,760,805 and 15,974,508 shares of the 2013 Warrants at the 25% discount for total proceeds of $4,100,252. This resulted in the issuance of a total of 43,830,802 shares of common stock at an average exercise price of $0.293 per share for total proceeds of $12,861,057 less $3,972 in transaction costs. The exercise prices of any Warrants not exercised during the Warrant conversion offer period have reverted back to their original exercise prices.

The amendment of the Warrants to reduce the exercise price required the Company to treat the adjustment as an exchange whereby it computed the fair value of the Warrants immediately prior to the price reduction and the fair value of the Warrants after the price reduction. The $1,197,821 and the $647,989 change in the fair value of the 2014 and 2013 Warrants, respectively, as a result of the price reduction, was treated as a $1,845,810 loss on exchange and recorded in the Company's consolidated statements of operations during the three and nine months ended September 30, 2015.

As a result of the above transactions, the fair value of $5,348,408 on the 27,856,294 exercised 2014 Warrants and the fair value of $1,181,638 on the 7,930,456 remaining unexercised 2014 Warrants as of August 14, 2015 was moved to equity as of August 14, 2015. This reclassification plus the$647,989 loss on exchange of the 2013 Warrants already classified as equity reflects the $7,178,035 total change recorded in the Company's consolidated statement of stockholders' equity.

The resale of the common stock underlying the 2013 and 2014 Warrants is covered by IZEA’s Registration Statements on Form S-1 (Registration Nos. 333-191743, 333-195081 and 333-197482), which are on file with the Securities and Exchange Commission.
As of September 30, 2015, the Company has outstanding warrants to purchase a total of 10,461,863 shares of common stock outstanding with an average exercise price of $0.46 per share.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options to purchase up to 20,000,000 shares as an incentive for its employees and consultants.  As of September 30, 2015, the Company had 5,207,283 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 87,500 shares of common stock under the August 2011 Plan. As of September 30, 2015, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2014 and the nine months ended September 30, 2015 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2013	7,750,478	$0.51	8.1
Granted	4,358,831	$0.38
Exercised	(1,250)	$0.24
Forfeited	(194,285)	$0.85
Outstanding at December 31, 2014	11,913,774	$0.46	6.5
Granted	3,751,022	$0.36
Exercised	—	$—
Forfeited	(787,063)	$0.35
Outstanding at September 30, 2015	14,877,733	$0.44	6.7

Exercisable at September 30, 2015	6,614,375	$0.53	6.3

During the three and nine months ended September 30, 2015, no options were exercised. During the twelve months ended December 31, 2014, options were exercised into 1,250 shares of common stock for cash proceeds of $300. The intrinsic value of these options was $295. There is no aggregate intrinsic value on the outstanding or exercisable options as of September 30, 2015 since the weighted average exercise price per share exceeded the fair value of $0.42 on such date.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2014 and the nine months ended September 30, 2015 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2013	5,809,363	$0.24	3.3
Granted	4,358,831	0.38
Vested	(2,566,848)	0.23
Forfeited	(159,508)	0.21
Nonvested at December 31, 2014	7,441,838	$0.20	3.0
Granted	3,751,022	0.19
Vested	(2,164,147)	0.22
Forfeited	(765,355)	0.17
Nonvested at September 30, 2015	8,263,358	$0.19	2.8

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended September 30, 2015 and 2014 was $188,458 and $142,252, respectively. Total stock-based compensation expense recognized on awards outstanding during the nine months ended September 30, 2015 and 2014 was $511,202 and $389,002, respectively. Stock-based compensation expense is recorded as a general and administrative expense in the Company's consolidated statements of operations. Future compensation related to nonvested awards expected to vest of $1,400,936 is estimated to be recognized over the weighted-average vesting period of approximately three years.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,500,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 20,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of September 30, 2015, employees paid $29,765 to purchase 125,046 shares at the end of the offering periods. As of September 30, 2015, the Company had 1,367,351 remaining shares of common stock available for future grants under the ESPP.

Restricted Stock Issuances
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

The Company has reserved 196,134 shares of restricted common stock valued at $76,042 for future issuance to its directors for their service as directors of the Company during the nine months ended September 30, 2015.

On April 30, 2015, the Company issued 25,000 shares of restricted common stock valued at $8,700 for an employee stock award during the nine months ended September 30, 2015.

Per the terms of the Ebyline Stock Purchase Agreement (See Note 2), the Company issued 636,294 shares of its common stock valued at $250,000 ($.3929 per common share) to satisfy its payment obligation on July 30, 2015.

On August 15, 2015, the Company issued 1,687,500 shares of restricted common stock to a director for shares that were granted to him in 2013 as consideration for loans made to the Company.

The following table contains summarized information about nonvested restricted stock outstanding during the year ended December 31, 2014 and the nine months ended September 30, 2015:

Restricted Stock	Common Shares
Nonvested at December 31, 2013	—
Granted	392,432
Vested	(392,432)
Forfeited	—
Nonvested at December 31, 2014	—
Granted	221,134
Vested	(221,134)
Forfeited	—
Nonvested at September 30, 2015	—

Total stock-based compensation expense recognized for vested restricted stock awards during the three months ended September 30, 2015 and 2014 was $31,251 and $18,750, respectively, all of which is included in general and administrative expense in the consolidated statements of operations. Total stock-based compensation expense recognized for vested restricted stock awards during the nine months ended September 30, 2015 and 2014 was $84,742 and $147,860, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income (Loss)	$(2,645,087)	$685,370	$(8,901,290)	$2,145,194
Weighted average shares outstanding - basic	81,512,092	57,350,743	65,728,626	50,584,635
Basic income (loss) per share	$(0.03)	$0.01	$(0.14)	$0.04

Net Income (Loss)	$(2,645,087)	$685,370	$(8,901,290)	$2,145,194
Weighted average shares outstanding - basic	81,512,092	57,350,743	65,728,626	50,584,635
Potential shares from "in-the-money" options	—	8,156,507	—	7,706,548
Potential shares from "in-the-money" warrants	—	28,953,989	—	25,746,789
Potential shares from converted restricted stock units	—	1,781,503	—	1,742,146
Less: Shares assumed repurchased under the Treasury Stock Method	—	(26,813,749)	—	(22,116,926)
Weighted average shares outstanding - diluted	81,512,092	69,428,993	65,728,626	63,663,192

Diluted income (loss) per share	$(0.03)	$0.01	$(0.14)	$0.03

The Company excluded the following weighted average items from the above computation of diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock options	14,776,405	1,699,021	14,140,347	1,004,445
Warrants	31,900,848	25,135,499	46,572,904	21,727,235
Restricted stock units	988,414	—	1,494,768	—
Total excluded shares	47,665,667	26,834,520	62,208,019	22,731,680

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred after September 30, 2015 that require recognition or disclosure in the financial statements.

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

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements, except as required by law.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Company History

IZEA, Inc. was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered in Orlando, Florida with additional offices in Chicago and Los Angeles.

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

We operate the Ebyline online marketplace and our own online marketplace that connects brands with creators at IZEA.com as well as other white label marketplaces. IZEA.com and all white label sites are powered by the IZEA Exchange (“IZEAx”), a platform that handles content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx takes the existing concepts of product placement and endorsements commonly found in movies, television and radio and applies them to the social web. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. Prior to the launch of IZEAx, we had independent technology platforms including PayPerPost.com, SocialSpark.com and SponsoredTweets.com, all of which were transitioned to the IZEAx system by the end of 2014.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	(Unaudited)
	Three Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Revenue	$5,442,457	$1,931,671	$3,510,786	181.7%
Cost of sales	3,290,457	692,217	2,598,240	375.4%
Gross profit	2,152,000	1,239,454	912,546	73.6%
Operating expenses:
General and administrative	1,056,473	1,287,048	(230,575)	(17.9)%
Sales and marketing	1,982,088	1,515,139	466,949	30.8%
Total operating expenses	3,038,561	2,802,187	236,374	8.4%
Loss from operations	(886,561)	(1,562,733)	676,172	43.3%
Other income (expense):
Interest expense	(31,191)	(5,519)	(25,672)	465.2%
Loss on exchange of warrants	(1,845,810)	—	(1,845,810)	100.0%
Change in fair value of derivatives, net	115,904	2,250,344	(2,134,440)	(94.8)%
Other income, net	2,571	3,278	(707)	(21.6)%
Total other income (expense)	(1,758,526)	2,248,103	(4,006,629)	178.2%
Net income (loss)	$(2,645,087)	$685,370	$(3,330,457)	485.9%

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

We believe that Operating EBITDA provides useful information to investors as it excludes transactions not related to the core cash operating business activities including non-cash transactions. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and Operating EBITDA as presented by IZEA may not be comparable to EBITDA presented by other companies. IZEA defines Operating EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals, changes in contingent acquisition costs, or impairment and all other income and expense items such as loss on exchanges and changes in fair value of derivatives, if applicable.

Reconciliation of Net Loss to Operating EBITDA:	(Unaudited)
	Three Months Ended
	September 30, 2015	September 30, 2014
Net income (loss)	$(2,645,087)	$685,370
Non-cash stock-based compensation	188,458	142,252
Non-cash stock issued for payment of services	31,251	18,750
Change in the fair value of derivatives	(115,904)	(2,250,344)
Loss on exchange of warrants	1,845,810	—
Loss on disposal of equipment	595	16,593
Gain on change in value of contingent acquisition costs payable	(1,734,300)	—
Interest expense	31,191	5,519
Depreciation & amortization	230,553	72,309
Operating EBITDA	$(2,167,433)	$(1,309,551)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream as of the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Revenue & % of Total
Sponsored Revenue	$3,232,000	59%	$1,787,000	92%
Content Revenue	$2,166,000	40%	$—	—%
Service Fees & Other	$45,000	1%	$145,000	8%
Total Revenue	$5,443,000	100%	$1,932,000	100%

Cost of Sales & % of Total
Sponsored Revenue	$1,361,000	41%	$692,000	100%
Content Revenue	$1,930,000	59%	$—	—%
Service Fees & Other	$—	—%	$—	—%
Total Cost of Sales	$3,291,000	100%	$692,000	100%

Gross Profit & Profit %
Sponsored Revenue	$1,871,000	58%	$1,095,000	61%
Content Revenue	$236,000	11%	$—	—%
Service Fees & Other	$45,000	100%	$145,000	100%
Total Profit	$2,152,000	40%	$1,240,000	64%

Revenues for the three months ended September 30, 2015 increased by $3,510,786, or 182%, compared to the same period in 2014. The increase was primarily attributable to increases in our Sponsored Revenue of $1,445,000 and Content Revenue of $2,166,000 during the three months ended September 30, 2015 compared to the same period in 2014. Our sales mix has changed in the current year due to the acquisition of Ebyline in January 2015. The increase in Sponsored Revenue income was primarily attributable to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Content Revenue increased as a result of the Ebyline acquisition in January 2015. Service fees decreased in the three months ended September 30, 2015 due to less fees received from inactive accounts since there are relatively few inactive accounts in IZEAx.

Our net bookings of $6.7 million for the three months ended September 30, 2015 were over 230% higher than the net bookings of $2.0 million for the three months ended September 30, 2014. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2015 as compared to 2014.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide content or advertising services through the pushing of sponsored content through a blog post, tweet, click or action.

Cost of sales for the three months ended September 30, 2015 increased by $2,598,240, or 375%, compared to the same period in 2014.  The increase in cost of sales was primarily related to the increase in our sales and higher cost on 40% of those sales related to Content Revenue.

Gross profit for the three months ended September 30, 2015 increased by $912,546, or 74%, compared to the same period in 2014.  Our gross profit as a percentage of revenue decreased from 64% for the three months ended September 30, 2014 to 40% for the same period in 2015. The gross profit decrease during the three months ended September 30, 2015 compared to 2014 was primarily attributable to substantially lower profit margins on Content Revenue that was added to our product mix during the three months ended September 30, 2015.

During the three months ended September 30, 2015, we generated a gross profit of 11% on 40% of our total revenue related to sales of Content. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7%-9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content to customers on a managed basis and expect to see continued improvement in the Content margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant affect on our overall gross profit percentage. As a result of the changes in our sales mix, we expect that our total revenue will increase but our margins will decrease to an expected range of 35%-40%.

Operating Expenses

Operating expenses consist of general and administrative expenses, contingent acquisition cost adjustments and sales and marketing expenses.  Total operating expenses for the three months ended September 30, 2015 increased by $236,374, or 8.4%, compared to the same period in 2014. The increase was primarily attributable to increased personnel costs and additional overhead from the Ebyline acquisition.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expenses for the three months ended September 30, 2015 decreased by $(230,575), or (17.9)%, compared to the same period in 2014. General and administrative expenses increased due to a $568,000 increase in personnel costs as a result of the increase in the average number of our administrative and engineering personnel by nearly 50% since the prior year period. Additionally contributing to the increase in personnel costs, there was an increase in bonus expenses as a result of a $200,000 one-time discretionary bonus award to our chief executive officer in in the third quarter of 2015. Increased personnel costs are expected to continue in 2015 due to the realization of an entire year of salaries, taxes and benefits for the new personnel hires in late 2014 and early 2015 along with planned increases in the total number of entry and higher level engineering personnel. The increase in general and administrative expenses is also attributable to a $496,000 increase in legal & litigation fees primarily for the active defense and settlement costs in our patent ligation with Blue Calypso. On August 17, 2015, we entered into a $390,506 settlement agreement with Blue Calypso ending all outstanding patent litigation. Therefore, we expect that future legal fees will decrease substantially compared to prior quarters. We also had a $158,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; a $52,000 increase in public company costs due to the addition of additional board members and investor relations services, a $46,000 increase in stock compensation, and a $54,000 increase in rent for our expanded facilities and additional offices in California.

General and administrative expense increases were reduced by a gain of $1,734,300 during three months ended September 30, 2015 due to the reduction in our estimated fair value of contingent acquisition costs payable. On January 30,

2015, we purchased all of the outstanding shares of capital stock of Ebyline, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in contingent performance payments based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. We initially valued the fair value of the contingent payments at $2,210,000 using a Monte-Carlo simulation to simulate revenue over the next three years. Of this amount, $357,700 was determined to be future compensation expense and the $1,834,300 remainder was determined to be purchase consideration and recorded as acquisition costs payable. During the three months ended September 30, 2015, we reassessed the expected revenues to be produced from Content-Only Revenues over the next three years and do not believe that they will meet the revenue targets required to achieve the performance payments. The revised calculations using the Monte Carlo simulation as of September 30, 2015 resulted in a calculated fair value of $100,000. Therefore, we recorded a gain of $1,734,300 for the three months ended September 30, 2015 due to the reduction in our estimated fair value of contingent acquisition costs payable.

Sales and marketing expenses consist primarily of costs personnel costs related to those who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2015 increased by $466,949 or 30.8%, compared to the same period in 2014.  The increase was primarily attributable to the increase in personnel costs as a result of a 24% increase in the number of our sales personnel since the prior year and $146,000 in increased commissions as a result of the increase in customer bookings.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the three months ended September 30, 2015 increased by $25,672 compared to the same period in 2014 primarily due to the imputed interest on the acquisition costs payable.

From July 20, 2015 through August 14, 2015, we offered a 25% discount on the warrant exercise prices to investors holding the series A and series B warrants to purchase common stock issued in its August - September 2013 private placement (the “2013 Warrants”) and a 26% discount on the warrant exercise prices to investors holding series A and series B warrants to purchase common stock issued in its February 2014 private placement (the “2014 Warrants” and together with the 2013 Warrants, the "Warrants"). At the close of the offer period on August 14, 2015, Warrants for a total of 43,830,802 shares of common stock were exercised and converted into common stock at an average exercise price of $0.293 per share for total proceeds of $12,861,057 less $3,972 in transaction costs. The amendment of Warrants to reduce the exercise price required the Company to treat the adjustment as an exchange whereby it computed the fair value of the Warrants immediately prior to the price reduction and the fair value of the Warrants after the price reduction. The $1,845,810 change in the fair value of the Warrants as a result of the price reduction was treated as a loss on exchange and recorded in the consolidated statements of operations during the three months ended September 30, 2015.

In prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a gain of $115,904 and $2,250,344 resulting from the decrease in the fair value of certain warrants during the three months ended September 30, 2015 and 2014, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. Due to the large exercise of warrants in August 2015 resulting in less remaining warrants requiring valuation in the future, we believe that these fluctuations will dramatically decrease in future periods. We have 123,804 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease creating a gain from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a loss from the change in fair value.

Net Loss

Net loss for the three months ended September 30, 2015 was $2,645,087, which decreased from net income of $685,370 for the same period in 2014.  The reduction in net income was primarily the result of the increase in operating expenses and the change in the fair value of derivative financial instruments as discussed above.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	(Unaudited)
	Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Revenue	$14,205,693	$5,857,946	$8,347,747	142.5%
Cost of sales	8,649,308	1,998,406	6,650,902	332.8%
Gross profit	5,556,385	3,859,540	1,696,845	44.0%
Operating expenses:
General and administrative	5,081,367	3,600,621	1,480,746	41.1%
Sales and marketing	5,310,124	3,726,370	1,583,754	42.5%
Total operating expenses	10,391,491	7,326,991	3,064,500	41.8%
Loss from operations	(4,835,106)	(3,467,451)	(1,367,655)	(39.4)%
Other income (expense):
Interest expense	(86,354)	(20,587)	(65,767)	319.5%
Loss on exchange of warrants	(1,845,810)	—	(1,845,810)	100.0%
Change in fair value of derivatives, net	(2,139,540)	5,625,555	(7,765,095)	(138.0)%
Other income, net	5,520	7,677	(2,157)	(28.1)%
Total other income (expense)	(4,066,184)	5,612,645	(9,678,829)	172.4%
Net income (loss)	$(8,901,290)	$2,145,194	$(11,046,484)	514.9%

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

We believe that Operating EBITDA provides useful information to investors as it excludes transactions not related to the core cash operating business activities including non-cash transactions. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and Operating EBITDA as presented by IZEA may not be comparable to EBITDA presented by other companies. IZEA defines Operating EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment, changes in contingent acquisition costs, and all other income and expense items such as loss on exchanges and changes in fair value of derivatives, if applicable.

Reconciliation of Net Loss to Operating EBITDA:	(Unaudited)
	Nine Months Ended
	September 30, 2015	September 30, 2014
Net income (loss)	$(8,901,290)	$2,145,194
Non-cash stock-based compensation	511,202	389,002
Non-cash stock issued for payment of services	136,592	147,860
Change in the fair value of derivatives	2,139,540	(5,625,555)
Loss on exchange of warrants	1,845,810	—
Loss on disposal of equipment	595	16,192
Gain on change in value of contingent acquisition costs payable	(1,734,300)	—
Interest expense	86,354	20,587
Depreciation & amortization	631,060	160,495
Operating EBITDA	$(5,284,437)	$(2,746,225)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream as of the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Revenue & % of Total
Sponsored Revenue	$8,375,000	59%	$5,473,000	93%
Content Revenue	$5,686,000	40%	$—	—%
Service Fees & Other	$145,000	1%	$385,000	7%
Total Revenue	$14,206,000	100%	$5,858,000	100%

Cost of Sales & % of Total
Sponsored Revenue	$3,570,000	41%	$1,998,000	100%
Content Revenue	$5,080,000	59%	$—	—%
Service Fees & Other	$—	—%	$—	—%
Total Cost of Sales	$8,650,000	100%	$1,998,000	100%

Gross Profit & Profit %
Sponsored Revenue	$4,805,000	57%	$3,475,000	63%
Content Revenue	$606,000	11%	$—	—%
Service Fees & Other	$145,000	100%	$385,000	100%
Total Profit	$5,556,000	39%	$3,860,000	66%

Revenues for the nine months ended September 30, 2015 increased by $8,347,747, or 143%, compared to the same period in 2014. The increase was primarily attributable to increases in our Sponsored Revenue of $2,902,000 and Content Revenue of $5,686,000 during the nine months ended September 30, 2015 compared to the same period in 2014. Our sales mix has changed in the current year due to the acquisition of Ebyline in January 2015. The increase in Sponsored Revenue income was primarily attributable to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Content Revenue increased as a result of the Ebyline acquisition in January 2015. Service fees decreased in the nine months ended September 30, 2015 due to less fees received from inactive accounts since there are relatively few inactive accounts in IZEAx.

Our net bookings of $17.2 million for the nine months ended September 30, 2015 were 174% higher than the net bookings of $6.3 million for the nine months ended September 30, 2014. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90 days of booking. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to translate into higher revenue in 2015 as compared to 2014.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide content or advertising services through the pushing of sponsored content through a blog post, tweet, click or action.

Cost of sales for the nine months ended September 30, 2015 increased by $6,650,902, or 332.8%, compared to the same period in 2014.  The increase in cost of sales was primarily related to the increase in our sales and higher cost on 40% of those sales related to Content Revenue.

Gross profit for the nine months ended September 30, 2015 increased by $1,696,845, or 44.0%, compared to the same period in 2014.  Our gross profit as a percentage of revenue decreased from 66% for the nine months ended September 30, 2014 to 39% for the same period in 2015. The gross profit decrease during the nine months ended September 30, 2015 compared to 2014 was primarily attributable to substantially lower profit margins on Content Revenue that was added to our product mix during the nine months ended September 30, 2015, as well as increased participation by IZEAx white-label partners.

During the nine months ended September 30, 2015, we generated a gross profit of 11% on 40% of our total revenue related to sales of Content. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7%-9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content to customers on a managed basis and expect to see continued improvement in the Content margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant affect on our overall gross profit percentage. Additionally, the addition of white label partners to IZEAx will translate into lower margins on our Sponsored Revenue. White label partners receive a percentage of each transaction generated by users within their system. As a result of the changes in our sales mix, we expect that our total revenue will increase but our margins will decrease to an expected range of 35%-40%.

Operating Expenses

Operating expenses consist of general and administrative expenses, contingent acquisition cost adjustments and sales and marketing expenses.  Total operating expenses for the nine months ended September 30, 2015 increased by $3,064,500, or 41.8%, compared to the same period in 2014. The increase was primarily attributable to increased personnel costs and additional overhead from the Ebyline acquisition.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expenses for the nine months ended September 30, 2015 increased by $1,480,746, or 41.1%, compared to the same period in 2014. The increase was primarily attributable to a $1.5 million increase in personnel costs and $160,000 increase in communication, travel and supply costs as a result of the increase in the number and higher cost of our administrative and engineering personnel by nearly 50% since the prior year. Increased personnel costs are expected to continue in 2015 due to the realization of an entire year of salaries, taxes and benefits for the 2014 new hires and planned increases in the total number of engineering personnel. The increase in general and administrative expenses is also attributable to a $730,000 increase in professional & litigation fees primarily for the active defense and settlement costs in our patent ligation with Blue Calypso. On August 17, 2015, we entered into a $390,506 settlement agreement with Blue Calypso ending all outstanding patent litigation. Therefore, we expect that future legal fees will decrease substantially compared to prior periods. The increase in general and administrative expenses is also attributable to a $462,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; a $122,000 increase in stock compensation, and a $187,000 increase in rent for our expanded facilities and additional offices in California.

General and administrative expense increases were reduced by a gain of $1,734,300 for the nine months ended September 30, 2015 due to a reduction in our estimated fair value of contingent acquisition costs payable as discussed in more detail in the results of operations for the three months ended September 30, 2015.

Sales and marketing expenses consist primarily of costs personnel costs related to those who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the nine months ended September 30, 2015 increased by $1,583,754 or 42.5%, compared to the same period in 2014.  The increase was primarily attributable to the increase in personnel costs as a result of a 51% increase in the number of our sales personnel since the prior year and $318,000 in increased commissions paid as a result of the increase in customer bookings.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the nine months ended September 30, 2015 increased by $65,767 compared to the same period in 2014 primarily due to the imputed interest on the acquisition costs payable.

As discussed in detail in the three month comparison above, we incurred a $1,845,810 loss on exchange of warrants due to a limited time price reduction offered to our warrant holders during the nine months ended September 30, 2015.

In prior periods, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a loss of $2,139,540 and a gain of $5,625,555 resulting from the increase (decrease) in the fair value of certain warrants during the nine months ended September 30, 2015 and 2014, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. Due to the large exercise of warrants in August 2015 resulting in less remaining warrants requiring valuation in the future, we believe that these fluctuations will significantly decrease in future periods. We have 123,804 warrants that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease creating a gain from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a loss from the change in fair value.

Net Loss

Net loss for the nine months ended September 30, 2015 was $8,901,290, which decreased from net income of $2,145,194 for the same period in 2014.  The reduction in net income was primarily the result of the increase in operating expenses and the change in the fair value of derivative financial instruments as discussed above.

Liquidity and Capital Resources

Our cash position was $13,273,048 as of September 30, 2015 as compared to $6,521,930 as of December 31, 2014, an increase of $6,751,118 primarily as a result of proceeds received from warrant exercises less the funding of our operating losses and our acquisition of Ebyline.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $31,842,640 as of September 30, 2015.   To date, we have financed our operations through internally generated revenue from operations and the sale of our equity securities.

Cash used for operating activities was $5,038,125 during the nine months ended September 30, 2015 and was primarily a result of our loss from operations during the period of $4,835,106. Cash used for investing activities was $1,051,642 during the nine months ended September 30, 2015 due primarily to the acquisition of Ebyline and increases in computer equipment purchases. Cash received from financing activities was $12,840,885 during the nine months ended September 30, 2015 and was primarily a result of proceeds received from warrant exercises and issuance of shares under our Employee Stock Purchase Program offset by principal payments on our capital leases of $46,065.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in contingent performance payments, subject to Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. The

$1,877,064 in annual payments and the $5,500,000 in contingent performance payments may be made in cash or common stock, at our option. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90%, but less than 100% of the Content Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment. Anything below 90% of the Content Revenue targets will not be eligible for any performance payment. Based on our current projections for Content Revenue for 2015-2017, we do not believe that these targets will be met within each of the respective years. As a result, we do not believe that we will be required to make any of the $5,500,000 in contingent performance payments. Therefore, the total expected purchase price for the Ebyline acquisition will be $3,327,064.

On April 13, 2015, we expanded our secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement renews annually and requires us to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to May 1, 2016, we will be required to pay a termination fee of .70% of the credit limit divided by 80%. As of September 30, 2015, we had no advances outstanding under this agreement.

On July 30, 2015, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline, we issued 636,294 shares of restricted common stock to the former Ebyline shareholders to satisfy the $250,000 purchase obligation that was due on such date.

As discussed in the comparative results above, on August 14, 2015, Warrants for a total of 43,830,802 shares of common stock were exercised and converted into common stock at an average exercise price of $0.293 per share for total proceeds of $12,861,057 less $3,972 in transaction costs.

We believe that with our current cash, the expanded credit line and the proceeds received from the closing of the warrants, we will have sufficient cash reserves available to cover expenses for the future year.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $31,000 for doubtful accounts as of September 30, 2015. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2015 and 2014.

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

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period  and generally have five or ten-year contract lives.  We estimate the fair value of our common stock using the closing stock price of our common stock as quoted in the OTCQB marketplace on the date of the option award.  We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the quarterly periods in 2014 and 2015:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
March 31, 2014	330,000	$0.48	5 years	43.32%	1.60%	$0.19
June 30, 2014	1,066,680	$0.46	5 years	41.38%	1.66%	$0.18
September 30, 2014	1,992,151	$0.38	5 years	40.38%	1.74%	$0.14
December 31, 2014	970,000	$0.26	9 years	46.76%	2.14%	$0.15
March 31, 2015	1,868,333	$0.32	6 years	58.58%	1.50%	$0.15
June 30, 2015	1,185,333	$0.40	6 years	55.17%	1.58%	$0.19
September 30, 2015	697,356	$0.40	6 years	53.81%	1.78%	$0.18

There were outstanding options to purchase 14,877,733 shares with a weighted average exercise price of $0.44 per share, of which options to purchase 6,614,375 shares were exercisable with a weighted average exercise price of $0.53 per share as of September 30, 2015.  There is no aggregate intrinsic value on the exercisable, outstanding options as of September 30, 2015 since the weighted average exercise price per share exceeded the market price of $0.42 of our common stock on such date.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Principal Financial and Accounting Officer ("PFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 17, 2012, Blue Calypso, Inc. filed a complaint against us alleging that we infringe their patents related to peer-to-peer advertising between mobile communication devices. On July 19, 2013, Blue Calypso’s case against us was consolidated, along with other patent infringement cases against Groupon, Inc., Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon et al for all pretrial purposes, including discovery and claim construction.

On August 17, 2015, we entered into a settlement agreement with Blue Calypso ending all outstanding litigation between our two companies. Under the agreement, we agreed to pay Blue Calypso a settlement amount of $390,506, representing a royalty fee of 4.125% of revenue from our legacy platforms: SocialSpark, Sponsored Tweets, and WeReward. This royalty fee was assessed on those legacy platforms from their inception until the time they were all discontinued by the end of 2014. Blue Calypso has dismissed with prejudice all pending litigation against us and has granted us a worldwide covenant not to sue covering the IZEAx and Ebyline platforms or any reasonable iteration thereof. We developed the IZEAx and Ebyline platforms in a manner such that we believe they do not infringe Blue Calypso's current patents.

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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $31,842,640 as of September 30, 2015.   Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of November 6, 2015, we have 104,002,308 shares of common stock issued, outstanding stock options to purchase 15,044,492 shares of common stock at an average price of $0.44 per share, outstanding warrants to purchase 10,461,863 shares of common stock at an average price of $0.46 per share, and 221,539 shares of vested, yet unissued, shares of restricted common stock.

Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 5,040,524 shares of common stock under our May 2011 Equity Incentive Plan and 1,367,351 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial issuances of our common stock to satisfy our obligations under the Stock Purchase Agreement for our acquisition of Ebyline, Inc.

On January 30, 2015, we purchased of all of the outstanding shares of capital stock of Ebyline pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment made at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing and up to $5,500,000 in performance payments paid over three years, subject to Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. The $1,877,064 in annual payments and the $5,500,000 in performance payments may be made in cash or common stock, at our option.
If Ebyline achieves all of the revenue targets, and we choose to issue shares of our common stock to satisfy the future payment obligations, stock payments are to be based on the 30-day volume-weighted average closing price prior to the payment date. The issuance of a substantial number of shares of common stock to satisfy the future payment obligations could significantly dilute the percentage ownership interests of and may be at prices more beneficial than those paid by our existing common stockholders.

There may be substantial sales of our common stock under the prospectus relating to our 2013 and 2014 Private Placements, which could cause our stock price to drop.

As described in Notes 4 and 6 of the Notes to the Unaudited Consolidated Financial Statements, we have two effective registration statements (File No. 333-191743 and File No. 333-197482) covering the resale of 27,565,517 shares of our common stock that may be offered by certain stockholders who participated in our 2013 Private Placement and loan consideration from August through September 2013 or who obtained restricted shares of common stock for services. The number of shares the selling stockholders may sell consists of 25,566,053 shares of common stock that are currently issued and outstanding and 1,999,464 shares of common stock that they may receive if they exercise their warrants.

We also have a third effective registration statement (File No. 333-195081) covering the resale of 68,571,456 shares of our common stock that may be offered by certain stockholders who participated in our 2014 Private Placement. The number of shares the selling stockholders may sell consists of 60,641,000 shares of common stock that are currently issued and outstanding and 7,930,456 shares of common stock that they may receive if they exercise their warrants.

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

The Company issued 43,830,802 shares of common stock pursuant to its warrant exercise offer, as described in Notes 4 and 6 of the Notes to the Unaudited Consolidated Financial Statements. The issuance of these shares was a private placement under Section 4(a)(2) of the Securities Act. The resale of these shares was registered as described in those Notes.

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

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

November 16, 2015	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 16, 2015	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)