Form 10-K
period 2015-12-31
IZEA, Inc.
filed 2016-03-30
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 N. Orlando Avenue, Suite 200 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was $16,510,586 based on the closing bid price of the registrant's common stock (its only outstanding equity security) of $8.40 per share (after reflecting a 1-for-20 reverse stock split) on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

 As of March 18, 2016, there were 5,339,944 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Annual Report on Form 10-K for the fiscal year ended December 31, 2015

PART I

ITEM 1 – BUSINESS

Our Mission
Our mission is to champion the world's creators.
Our Company
IZEA, Inc. ("IZEA", "we" or "our") operates online marketplaces that facilitate transactions between brands and influential content creators. These creators produce and distribute text, videos and photos on behalf of brands through websites, blogs and social media channels. Our technology enables transactions to be completed at scale through the management of content workflow, creator search and targeting, bidding, analytics and payment processing. Our primary source of revenue is derived from the sale of our services to our customers.

Brands and Publishers (collectively “Brands”) engage IZEA in order to gain access to our technology and network of creators. These companies are our primary customer and where we generate the majority of our revenue. They use our technology for two primary purposes; the engagement of online influencers for sponsored social campaigns (“Sponsored Social”), or the creation of stand-alone content for distribution through their owned channels (“Content”).

Sponsored Social. IZEA works with brands to facilitate sponsored social campaigns at scale. Sponsored Social is when a company compensates an online influencer such as a blogger or tweeter (“creators”) to share sponsored content with their social network following. This sponsored content is included within the body of the content stream, a practice also referred to as “native advertising”, and "sponsored content." We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost, and have focused on scaling these offerings ever since.

Content. IZEA works with brands and publishers to augment or replace their content development efforts. These clients use our platform to produce both editorial and marketing content that is published both online and offline. Our network includes professional journalists, subject matter experts, bloggers and everyday content creators, allowing our clients to produce content ranging from complex white papers to simple product descriptions. Many of our content customers use this service to create a steady stream of posts for their corporate blog. We first began offering content services in 2015 after the acquisition of Ebyline, a leading marketplace in the content space.

Our Platforms
IZEA.com and The IZEA Exchange. We launched a public beta of IZEA.com powered by The IZEA Exchange (IZEAx) in March 2014 and unveiled version 1.0 of the platform in October 2015. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. The system is available to our customers and partners via a self-serve portal, as a managed service or as a licensed white label. IZEAx is engineered from the ground-up to replace all of our previous platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. We completed the sunset of our previous platforms in November 2014 and currently use IZEAx as the only automated system for managing social sponsorships.
Ebyline. In January 2015 we acquired Ebyline, Inc. including the Ebyline technology platform. Ebyline is a content marketplace which was originally designed to replace editorial newsrooms located within newspapers with a “Virtual Newsroom.” IZEA has evolved Ebyline’s model to focus on producing content for brands in addition to newspapers by using the same technology platform. The majority of all content transactions for both brands and editorial publishers currently flow through this platform. In October 2015, IZEA introduced content profiles in IZEAx, signaling the beginning of a transition from the Ebyline technology platform to IZEAx. The current Ebyline platform and its current activity is scheduled to be transitioned completely to IZEAx in 2017.

Our Brands and Creators
IZEAx and Ebyline were designed to streamline transactions between brands and creators. We utilize our proprietary technology to create efficiencies and economies of scale for both parties. Each platform provides brands with access to a large network of creators along with complete workflow management, content control, payment processing and performance tracking.
For sponsored social campaigns, IZEAx provides integrated Federal Trade Commission (FTC) legal compliance. In particular, the integrated FTC compliance framework requires creators to provide disclosure to their followers with respect to the sponsored nature of the content and allows advertisers to review the content for FTC compliance. If the advertiser chooses, sponsorships can be managed end-to-end without the need for interaction with one of our team members through a self-service interface.
In addition to the above self-service platforms, we also offer turnkey account management services to manage campaigns on behalf of the customer. This includes working with brands to optimize the opportunity that is presented to creators, providing clear instructions on what is required to fill the opportunity, identifying and sourcing the creators that are the best fit for the opportunity, managing the offer and acceptance process with the creators, verifying that the creators’ content, once submitted, meets the requirements of the opportunity and managing the overall campaign to meet the goals of the brand. Account managers also provide clients with progress updates on their campaign that include campaign metrics and all postings created throughout the campaign. Additionally, they assemble comprehensive campaign recaps at the conclusion of the campaign and work with the advertisers on plans for follow-up strategies after the initial campaign has ended.
In both platforms, brands, or our account management staff acting on the brands’ behalf as part of the account management services we offer, have the ability to review the creators’ content to verify whether or not it conforms to the requirements of the opportunity. Our platforms provide for the ability to review creators’ content prior to publishing, and all the other platforms provide for a review after the content is published. If the content does not conform, the creator is requested to make any necessary adjustments. If the creator refuses, the opportunity is deemed to have been withdrawn. Neither the brand nor our account management staff modifies creators’ content without the creators’ involvement and consent.
The value proposition we offer to both brands and creators strengthens our position as a trusted partner and allows us to derive revenue from both customer bases. As more brands utilize our marketplaces, we increase the breadth and depth of monetization opportunities for creators, attracting more creators and further enhancing value for our advertisers.
As of December 31, 2015, we have more than 629,000 user connections from 358,000 user accounts in IZEAx. The approximate aggregate reach of those connections is 3.5 billion, which represents the total number of non-unique fans and followers of IZEAx users. Creators in our system include bloggers, leading social influencers and A-list celebrities.
Our total number of user accounts may be higher than the number of our actual individual creators because some creators may have created multiple accounts. We define a user connection as a social account or blog that has been added to IZEAx under a user account. It is possible for one user to add as many user connections as they like, and it is common for talent managers and large publishers to add many connections under a single account. The aggregate reach number includes current and naturally expired O-Auth connections, but does not include manual disconnects. We define naturally expired O-Auth connections as a social media user authentication that has timed out for any number of reasons. Our creators currently publish sponsored content to blogs and Twitter and reach other existing platforms such as Facebook, Pinterest, Tumblr, LinkedIn, Google and Bing through syndication or sharing of that content.

We are currently limited in our ability to service the needs of all brands and creators. We have a large number of brands and creators that we cannot currently match for sponsorship or content opportunities. We believe that IZEAx should improve our ability to more efficiently match marketplace participants by providing access to more social media channels and by offering a larger inventory of quality brands and creators. However, we are still limited by the number of brands using our platforms to bring more liquidity and transactions to the creators in the marketplace. In October 2015, we announced the public beta of SocialLinks, a new offering inside of IZEAx. SocialLinks is designed to provide creators with an unlimited ability to monetize their social channels through an affiliate marketing model which compensates them for generating sales for IZEA partners. IZEA secured a relationship with eBay for the initial launch of the program. This system remains in beta and will continue to be modified over the coming year.
To date, we have completed over 3.5 million social sponsorship transactions for customers ranging from small local businesses to Fortune 500 companies. We consider each individual piece of content, sponsored blog post, tweet or other status update as an individual transaction so long as the creator of that content is being compensated for such post, tweet or other status update.
We derive the majority of our revenue from brands for the use of our network of social media content creators to fulfill advertiser sponsor requests for a blog post, tweet, click or action (Sponsored Revenue). We derive the remaining portion of our revenue from the creation of content (Content Revenue) and from various service fees charged to advertisers and creators for services, maintenance and enhancement of their accounts (Service Fee Revenue).
Industry Background and Trends

Despite the inherently conversational nature of social media marketing as part of the larger digital marketing landscape, many brand budgets are currently allocated towards traditional display advertising, including banner ads and text links on social sites. While most advertisers understand the value of word of mouth marketing, peer recommendations, and product reviews, few understand how to efficiently engage social media content creators and produce content appropriately for these purposes. Those who effectively attempt an approach are quickly limited by the amount of effort required to adequately manage and measure a truly integrated campaign.
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
At the same time, social media content creators that would like to monetize their community are faced with significant challenges in making advertisers aware of their blog, Twitter, or Facebook profile and finding quality advertisers who are motivated to sponsor them. In addition, those creators with smaller networks simply lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases, it costs an advertiser more money to issue a check to a small creator than the value of the sponsorship payment itself.
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
We believe that the current challenges in social sponsorship represent a significant opportunity for us. We address these challenges with targeted, scalable marketplaces that aggregate social media content creators and advertisers. In doing so, we offer an efficient, innovative way for creators and advertisers of all sizes to find each other and complete a sponsorship transaction.
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
First-mover advantage with a highly disruptive business model. We believe that by pioneering the social sponsorship space and investing heavily in innovation and marketing, we were first to develop positive rapport among creators and brands alike. This loyalty has resulted in consistent revenue growth and high levels of repeat business.
Scalable and leverageable operations. Our business model allows revenue to be derived in a variety of ways, all of which rely on our marketplace as a hub. We intend to introduce multiple new product offerings within IZEAx without substantially increasing our operations and support expense.
Experienced management team, board of directors and strategic advisors. Our management team includes not only a highly experienced team of entrepreneurs and executives from the digital media, technology and entertainment industries, but also outstanding strategic advisory board members who are experts in social media and integrated marketing campaigns. See “Management” for details.

Our Growth Strategy
After nine years of working in and developing the social sponsorship category, we believe our business model is market-tested and ready for growth. Our development efforts have included assembling a diverse and experienced senior management team and advisory board, launching and optimizing our proprietary marketplaces, developing a cross-platform sales force and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
An integrated approach. We believe we are the only company that can currently provide both content production and sponsored social at scale. It is our opinion that this provides a significant advantage for us in the market and we have already seen strong sales response to proposals that include both content and sponsored social. Moving forward we believe that content revenues will play a significant role in IZEA’s growth.

Large client services team. We expect the growth of our client development team to be the primary driver of near-term revenues. We have been developing a comprehensive on-boarding and on-going education curriculum that led to record bookings in 2015. We intend to add additional client development personnel who receive a commission for meeting sales targets to more effectively service clients throughout North America and Canada. The majority of these team members will be located in our headquarters in Winter Park, Florida and will conduct sales activities through phone, email and videoconferencing.

Strategic partnerships. We continue to develop strategic partnerships and reseller agreements with companies that can provide additional growth in our base of creators and advertisers. IZEAx is designed to be easily “white labeled,” allowing partners to operate their own “node” on the exchange. IZEAx is also designed to be resold by partners that do not require a custom-branded solution. As of December 31, 2015, we have signed 29 partners, including The Marketing Arm, Meredith and Viacom.
Product innovation. We will continue to recruit additional engineering and product innovation team members to enhance IZEAx to develop new technology ideas within this platform that complement our mission as a company. In 2016 and 2017, we intend to focus our efforts on completing the Ebyline integration into IZEAx, developing our mobile app and unlocking additional revenue generating opportunities utilizing our existing platforms and users.
Complementary acquisitions. We continually seek to identify and acquire companies, technologies and assets to add to our portfolio of software services that will drive additional near and long-term revenue. In July 2011, we acquired Germany’s Magpie Twitter advertising network that included approximately 12,000 advertisers and 20,000 Twitter creators in 143 countries. In December 2012, we acquired FeaturedUsers, one of the first advertising networks specifically designed to help Twitter users grow their followers. In January 2015, we acquired Ebyline, Inc., as described below.
Ebyline Acquisition

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us was to be an amount up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in contingent performance payments, subject to Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. The $1,877,064 in annual payments and the $5,500,000 in contingent performance payments may be made in cash or common stock, at our option. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90%, but less than 100% of the Content Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment. Anything below 90% of the Content Revenue targets will not be eligible for any performance payment. Based on actual results for 2015 and our current projections for Content Revenue for 2016-2017, we do not believe that these targets will be met within each of the respective years. As a result, we do not believe that we will be required to make any of the $5,500,000 in contingent performance payments and we currently expect that the total consideration to be paid for the Ebyline acquisition will be $3,327,064.

Future cash payments and common stock issuances may be withheld to satisfy indemnifiable claims made by us with respect to any misrepresentations or breaches of warranty under the Stock Purchase Agreement by Ebyline or the stockholders of Ebyline within two years after the closing of the acquisition.

Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to manage the entire customer content creation process - from creator selection through electronic payment. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts. The Ebyline technology platform has been used by publishers and brands to manage over 200,000 content projects.
Customers

As of December 31, 2015, we had more than 629,000 user connections from 358,000 user accounts in IZEAx. The approximate aggregate reach of those connections is 3.5 billion, which represents the total number of non-unique fans and followers of IZEAx users. Creators in our system include bloggers, leading social influencers and A-list celebrities.
In the case of our managed brands, we typically enter into a master agreement. Under the master agreement, the brand may submit one or more insertion orders pursuant to which we provide services for production of requested content specifically for the brand or for advertising through our creator's network of social media connections. The master agreement, according to our standard terms, is terminable by us or our customers upon 30 days prior written notice or immediately if a material breach has occurred that is not promptly cured. Each party indemnifies the other with regard to various representations made by such party, including the advertiser's representations that its content does not violate any law, or infringe any intellectual property right of another, is not false or deceptive, or defamatory or libelous, and is free of viruses and other computer programming that could damage any system data. Fees under the master agreement are typically payable within 30 days after the date of our invoice in accordance with the terms agreed to in the applicable insertion order. The master agreement additionally provides for standard service disclaimers and limitations of liability for our benefit, as well as a reciprocal confidentiality provision. We also enter into agreements with “self-service" customers who agree to our terms of service available on the applicable online platform when they create their account. These self-service customers do not separately enter into a master agreement with us.

We provide services to customers in multiple industry segments, including consumer products, retail/eTail, technology and travel. Our customers are predominantly located in the United States followed by Canada, India, the United Kingdom and over 150 other countries. Our business serves advertising and public relations agencies, as well as brands and businesses directly. In many cases, social media marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand.

Below is a list of our customers who exceeded 5% of our revenue for the years ended December 31, 2015 and 2014:

Customer	2015	2014
Journal Media Group	14.03%	—%
eBay, Inc.	8.06%	—%
Triad Retail Media	2.18%	9.97%

Sales and Marketing

We primarily sell social sponsorship and content campaigns through our sales team, our self-service platforms and, to a lesser extent, by utilizing distribution relationships such as resellers, affiliates and white label partners. We target regional, national and global brands and advertising agencies in the following ways:

Client Development Team.  We have a client development team each of whom is assigned a geographic region or specific brands, primarily within the United States. The team members are responsible for identifying and managing sales opportunities in their respective target areas.

Resellers and White Label Partners.  We have 29 independent resellers and distribution partners who are responsible for selling one or more of our platforms under an independent contractor relationship. We maintain two types of reseller relationships: resellers and white label partners. Resellers focus their efforts on selling a variety of brands throughout the United States. White label partners are complementary relationships that add additional advertisers and creators to our network. We intend to increase our number of resellers and white label partners under the IZEAx technology platform.

Self-Service Platforms.  IZEAx and Ebyline were developed as self-service marketplaces to enable brands, advertisers and agencies of all sizes to independently access our network of social media content creators and journalists and implement their own social sponsorship campaigns or request the creation of specific content. Self-service customers extend our global reach and increase deal flow.

Referral Program. As more brand marketers contribute opportunities into our marketplaces, we believe we will increase the breadth and depth of the monetization value offered to our creators, attracting more creators to enroll into our platforms and thereby enhancing the value of our platforms to future brand advertisers. IZEAx contains a program designed to compensate social media content creators for referring other creators to join these platforms. In these programs, we incur the cost to pay a referral fee to the referrer equal to 5%-15% of the referee's earnings for up to a two-year period. Directly trackable creator referrals are new creator signups that we receive as the result of a current creator sharing a unique tracking link to our platform. The link allows us to determine how a new creator learned about our platform. We paid referral fees to creators approximating $46,000 and $52,000 in the years ended December 31, 2015 and 2014, respectively. These programs amplify our marketing dollars and decrease the investment required to attract new creators.
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

Revenue Model

We derive revenue from three sources: revenue from a brand when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for use on its owned and operated sites, as well as third party content marketing and native advertising efforts ("Content Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue").

We earn Sponsored Revenue either on a per post or action basis from opportunities created by advertisers using our platforms or on an advertising campaign basis where we manage the entire campaign for our customers, often using multiple platforms to accomplish a full social media campaign. Advertisers may prepay for services by placing a deposit in their account with us.  The deposits are typically paid by the advertiser through the use of checks, wire transfers or credit cards. Deposits are recorded as unearned revenue until earned as described below. Typically, for each dollar an advertiser spends with us for sponsored services, approximately 50% of it goes to our social media content creators. Celebrity creators typically retain a higher percentage of each transaction due to the higher base price associated with these sponsorships.

Sponsored Revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Revenue is only recorded upon successful completion of these actions. If the action was not successful, the advertiser's account would not be charged and no revenue would be recorded. IZEAx can be activated and used in a self-service fashion or with the assistance of our account management team. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to months. Sponsored Revenue accounted for 60% and 92% of our total revenue during the twelve months ended December 31, 2015 and 2014, respectively.

Content Revenue is recognized when the content is delivered to and accepted by the customer. Content revenue accounted for 39% and 0% of our total revenue during the twelve months ended December 31, 2015 and 2014, respectively.

Service Fee Revenue results when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. We set certain minimum cash-out balance thresholds, typically $50, to encourage creators to help us better manage the time, Paypal fees and administrative costs that are associated with each cash-out by creators. Once a creator's account balance exceeds the minimum balance, they can request to be paid without incurring a fee. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees are recognized straight-line over the term of service. Self-service advertisers must prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via credit card. Advertisers who use us to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above. Service Fee Revenue accounted for 1% and 8% of our total revenue during the twelve months ended December 31, 2015 and 2014, respectively.

As IZEAx continues to gain adoption from our advertisers, creators and partners in future periods, we anticipate additional forms of revenue streams including subscription fees, listing fees, licensing fees and sponsored search fees as a result of new functionality built into the platform. Additionally, we began reporting Content Revenue after January 2015 as a result of our acquisition of Ebyline.

We were able to achieve gross margins on all our products of approximately 40% and 66% for the years ended December 31, 2015 and 2014, respectively. As part of our commitment to increase shareholder value, we are constantly seeking methods to further increase margins by implementing technology advancements and adjusting our revenue mix to focus on higher margin opportunities. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant affect on our overall gross profit percentage. Additionally, the addition of white label partners to IZEAx will translate into lower margins on our Sponsored Revenue. White label partners receive a percentage of each transaction generated by users within their system. As a result of the changes in our sales mix, we expect that our margins will average 38% to 41% in future years.

Technology

IZEAx spans multiple social networks, blogs and YouTube. We aggregate our creators in IZEAx which allows us to create scale and targeting for our brands. We provide the ability to target our creators based on a variety of software rules and filters. We provide self-service platforms that service all business types and sizes. Unlike traditional public relations, advertisers only pay for completed posts. We provide trackable results by automatically embedding tracking links and pixels, as well as support, for third-party tracking (such as DART). We also provide dashboards for real-time reporting, providing immediate feedback.

Privacy and Security

We are committed to protecting the privacy, reputations and dignity of our advertisers and creators. Accordingly, we have invested heavily in many areas to prevent the misuse of information that we collect. We do not misuse personally identifiable information that we collect and we use reasonable and suitable physical, electronic and managerial safeguards to protect such information.

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. One of our core strengths is our knowledge of and experience in launching and operating scalable social media marketplaces. Our product development expenses, consisting primarily of salaries paid to development personnel and included in general and administrative expenses, were approximately $1,942,000 and $964,000 for the years ended December 31, 2015 and 2014, respectively.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We began adding features and additional functionality to this platform in 2015 and will continue throughout 2016. These new features will enable our platform to facilitate the contracting, workflow and delivery of direct content. We incurred and capitalized software development costs of $452,571 and $206,529 in our balance sheet during the years ended December 31, 2015 and 2014, respectively.

Our team believes that constant innovation is the only way to achieve long-term growth. We intend to continue to invest in the creation of new technology additions that complement our core offerings.

Competition

We face competition from multiple companies in the social sponsorship industry. Direct and indirect competitors in the social sponsorship space include Facebook, Glam Media, Twitter, BlogHer, TapInfluence and Collective Bias. In addition, there are a number of agencies, public relations firms and niche consultancies that provide social media programs and conduct manual influencer outreach programs.

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

We currently own 57 trademark registrations and applications. In the United States, we own 23 trademarks registered with the U.S. Patent and Trademark Office (USPTO), including "Blogger's Choice Awards," "Champion the Creators," "Connecting Creators and Brands," "FanAds," "Get Everyone Talking," "InPostLinks," "IZEA," "IZEA Exchange," "IZEAx," "Native Ad Exchange," "PayPerPost," "Postie," "Selective Syndication," "SocialSpark," "SoundAmp," "Sponsored Music," "Sponsored Social," "Sponsorship Marketplace," "Staree," "The Creator MarketPlace," and "We Reward (Design)." Further, we have acquired registrations for "Ebyline" and "Virtual Newsroom." We also own an International Registration for the "Izea" mark, along with foreign registrations for "Izea" in Australia, New Zealand, and Norway.

In addition to these registered marks, we currently have 4 pending foreign applications for the mark "Izea" in Argentina, Brazil, Canada, and the European Union, as well as 25 trademark applications pending in the United States, with the intention of filing additional applications in both the U.S. and foreign countries where we have a bona fide commercial interest.

The pending applications in the United States that have been successfully prosecuted, not challenged by any third-parties, and allowed for registration by the USPTO in due course are "Community Rank," "Connecting Brands and Creators," "ContentAmp," "Creators Choice Awards," "Influence Rank," "Influence Upfront," "InRank," "Platform Rank," and "Total Social Value." The remaining 17 pending applications, namely, "Community Rank," "ContentMarketing.com," "Content Rank," "LinkFinder," "Promoted Post," "ShareMonitor," "Social Media Rank," "Sponsored Action," "Sponsored Car," "Sponsored Chat," "Sponsored Distribution," "Sponsored Party," "Sponsored Ride," "Sponsored Snap," "Sponsored Stream," "Sponsored Syndication," and "The Content MarketPlace"were filed in 2015 and are still pending at the USPTO. Even if these applications are approved by the USPTO, there can be no assurance that we will be successful in obtaining the registrations since any third-party with a concern will have an opportunity to challenge the applications during the 30 day opposition period prescribed by the USPTO. If a third party is successful in its challenge, use of the marks will be restricted unless we enter into arrangements with the opposing party that may be unavailable on commercially reasonable terms.

We also own approximately 470 domain names related to the various aspects of IZEA’s products and services.

We actively protect our intellectual property rights through the prosecution of patent applications covering the important features of our IZEA Exchange platform and the other innovations we continue to pioneer. We have five pending U.S. non-provisional patent applications covering various methods, systems, and computer programs related to, among other things: two-way bidding associated with an advertisement opportunity; an online marketplace for the creation and modification of content; and an online marketplace for posting and search of content associated with geopositional information. We also have pending foreign patent applications in Australia, Brazil, Canada and the European Union directed to two-way bidding associated with an advertisement opportunity.

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

We, as any e-commerce service provider are subject to Federal Trade Commission ("FTC") and various state rules and regulations on advertising and marketing on the Internet. In certain cases, we are retained by advertisers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. In addition to those requirements, the advertisers, creators, and agencies that use our platforms are subject to specific guidance and regulations regarding online advertising, such as the FTC's Dot Com Disclosures - Information about Online Advertising and its Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Guides) that were updated and reissued by the FTC in 2013, and further clarified in 2015. Each of the foregoing are sub-categories that have been taken up by the FTC under the FTC Act to prevent "unfair or deceptive acts and practices" within advertising. These new Guides, for example, significantly extend the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging. In particular, the Guides provide that bloggers must always disclose the material connection between the blogger and the brand, such as if they received consideration for blogging about a particular product, service, brand or the like, whether the consideration comprises something tangible (i.e., cash, objects that are provided to them at no cost, even for testing purposes) or intangible such as accolades and more prominent future blogging opportunities. In addition, the creator/blogger must not make claims about the product or service he or she is discussing that go beyond what the brand could say about the product or service. The Guides further provide that the advertiser should ensure that its bloggers are provided guidance and training needed to ensure their claims, statements and representations are truthful, transparent and properly substantiated. In the event a creator, blogger or advertiser should fail to comply with the Dot Com Disclosures, the Guides or any other FTC rule, regulation or policy, which may be manifest by making deceptive, misleading or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise, then various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability as a result of such non-compliance. In the event it was found that we failed to comply with† the FTC Act or state advertising rules, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease our operations.

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

Mandatory Disclosure. We mandate disclosure of the sponsored relationship between the advertiser and creator. A sponsorship cannot be published through the platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, a creator is required to select one of a number of disclosure phrases such as “sponsored,” “advertisement” or “ad” prior to the publication of a tweet. Other social sponsorship forms may be monitored through a Disclosure Audit tool that monitors posts on an ongoing basis to make sure they continue to include disclosure after the initial posts are approved. Failure to disclose the sponsored relationship is a violation of our terms of service, which may result in the withholding of payment for the sponsorship and the creator being removed from our network.

Freedom of Choice. Creators are free to choose which sponsorships to publish. Our platforms do not auto-inject an advertiser's message into an influencer's social media network.

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

Reporting Violations. We have zero tolerance for violations of our code of ethics and encourage the reporting of violations through a special page on our websites dedicated to reporting violations. If violations are reported, they are promptly investigated by us and in appropriate cases, advertisers, creators and users are removed from our network and prohibited from using our sites. In addition, we take an active role in reporting spam accounts to Twitter and Facebook.

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

Employees

As of March 18, 2016, we had a total of 113 full-time employees, including 77 in sales and marketing, 24 in product engineering and 12 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel.

Corporate Information

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

Investors and others should note that we use social media to communicate with our subscribers and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an evaluation of our company will be included in filings on the SEC EDGAR website, and may also be disseminated using our investor relations website (http://corp.izea.com) and press releases. However, we encourage investors, the media, and others interested in our company to also review our social media channels @izea on Twitter and izeainc on Facebook. The information contained in these social media channels is not part of, and is not incorporated into or included in, this annual report on Form 10-K.

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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $34,249,521 as of December 31, 2015.  For the year ended December 31, 2015, we had a net loss of $11,308,171, including a $7,222,320 loss from operations.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We are developing a new platform to process all of our existing business transactions and grow our operations, but cannot provide any assurance regarding its commercial success.

We are continuing to develop our primary platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content through a wide variety of social channels. IZEAx is a brand-new system, engineered from the ground-up to provide an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. Throughout 2016, we will be adding additional features and begin integrating the Ebyline platform offerings for content services within our IZEAx platform. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term commercial success or growth. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us. There is a risk that the merging of our Ebyline platform will result in a decrease in revenue related to the self-service content business if the customers do not understand the changes or perceive that the IZEAx platform can provide them with a similar or value added service experience. If our advertisers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new advertisers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

We have experienced rapid growth over a short period and we do not know whether this will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown rapidly as publishers, brands and creators have increasingly used our platforms. It is difficult to predict whether our platforms will continue to grow and whether the historical levels of growth can be maintained. We expect that the platforms will evolve in ways that may be difficult to predict. It is possible that brands and creators could broadly determine that they no longer believe in the value of our current platforms. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business, prospects, results of operation and financial condition could be materially harmed.

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

Our growth strategy is based, in part, on our ability to acquire companies, technologies and assets. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	identify suitable companies, technologies or assets to buy;

•	complete the purchase of those businesses on terms acceptable to us;

•	complete the acquisition(s) in the time frame and within the budget we expect; and

•	improve the results of operations of each of the businesses that we buy and successfully integrate its operations on an accretive basis.

There can be no assurance that we will be successful in any or all of the factors above. Our failure to successfully implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, accretively acquire those candidates that we identify or integrate acquired businesses effectively and profitably. We currently have no commitments or agreements with respect to any such acquisitions, and there can be no assurance that we will complete any acquisitions in the future.

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

If we fail to retain existing creators, our revenue and business will be harmed.

We must continue to retain and acquire creators that publish sponsorships through IZEAx in order to increase revenue from customers and achieve profitability. If creators do not perceive our products and services to be of high value and quality or if we fail to provide value with IZEAx, we may not be able to acquire or retain creators. If we are unable to acquire new creators in numbers sufficient to grow our business, or if creators cease using our products and services, the revenue we generate may decrease and our operating results will be adversely affected. We believe that many of our new creators originate from word of mouth and other referrals from existing creators, and therefore we must ensure that our existing creators remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing creators are not successful, we may not be able to acquire new creators in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new creators.
If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain brands that are prepared to offer products or services on compelling terms through IZEAx. We must continue to attract and retain brand customers in order to increase revenue and achieve profitability. We have one customer that accounted for 14% of our revenue during the twelve months ended December 31, 2015. If new customers do not find our marketing and promotional services effective, or if existing customers do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop advertising through our platforms. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

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

Our total number of user accounts may be higher than the number of our actual individual advertisers or creators and may not be representative of the number of persons who are active users.

Our total number of user accounts in IZEAx and Ebyline may be higher than the number of our actual individual advertisers and creators because some may have created multiple accounts for different purposes, including different user connections. We define a user connection as a social account or blog that has been added to IZEAx under a user account. It is possible for one user to add as many user connections as they like, and it is common for talent mangers and large publishers to add many connections under a single account. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total user connections and user accounts as our measure of the size of our user base. In addition, the number of user accounts includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms. Many users may create an account, but do not actively participate in marketplace activities.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.

As described in the section "Business - Government Regulation," we are subject to laws and regulations applicable to businesses generally and certain laws or regulations directly applicable to service providers for advertising and marketing Internet commerce. Due to the increasing popularity and use of the social media, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as:

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

Creators and advertisers access our services through our platforms and applications. Our reputation and ability to acquire, retain, and serve our creators and advertisers are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. As our creator base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our creator base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our creators and advertisers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential creators and advertisers, which could harm our operating results and financial condition.

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

We have developed a new platform called the IZEA Exchange (IZEAx). IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram, Tumblr and LinkedIn, among others. We have filed a patent application covering important features of this platform and own a registered trademark for “Native Ad Exchange.”. We are aggressively pursuing a patent application with the desired outcome of receiving a patent for the platform, although there can be no assurance thereof.

Our market is subject to rapid technological change and, to compete, we must continually enhance our products and services.

We must continue to enhance and improve the performance, functionality and reliability of our products and services. The social sponsorship industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

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

We believe our future success will depend upon our ability to retain our key management, including Edward H. Murphy, our President and Chief Executive Officer, and Ryan S. Schram, our Chief Operating Officer. Mr. Murphy, who is our founder, has unique knowledge regarding the social sponsorship space and business contacts that would be difficult to replace. Mr. Schram has sales, marketing and development expertise regarding our platforms that our other officers do not possess. Even though we have employment agreements in place with them, if Messrs. Murphy and Schram were to become unavailable to us, our operations would be adversely affected. We maintain "key-man" life insurance for our benefit in the amount of $1,500,000 on the life of Mr. Murphy, but not for any other officer. This insurance may be inadequate to compensate us for the loss of Mr. Murphy. Moreover, we have no insurance to compensate us for the loss of any other of our executive officers or key employees.

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

As of March 18, 2016, we had 5,339,944 shares of common stock issued, outstanding stock options to purchase 845,083 shares of common stock at an average price of $8.63 per share, and outstanding warrants to purchase 523,115 shares of common stock at an average price of $9.15 per share.

Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 159,167 shares of common stock under our May 2011 Equity Incentive Plan and 61,215 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities. The exercise, conversion or exchange of stock options, restricted stock units, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial sales of our common stock under the prospectus relating to our 2013 and 2014 Private Placements, which could cause our stock price to drop.

We have two effective registration statements (File No. 333-191743 and File No. 333-197482) covering the resale of 1,378,276 shares of our common stock that may be offered by certain stockholders who participated in our 2013 Private Placement and loan consideration from August through September 2013 or who obtained shares of common stock for services. The number of shares the selling stockholders may sell consists of 1,278,300 shares of common stock that are currently issued and outstanding and 99,976 shares of common stock that they may receive if they exercise their warrants.

We also have a third effective registration statement (File No. 333-195081) covering the resale of 3,503,665 shares of our common stock that may be offered by certain stockholders who participated in our 2014 Private Placement. The number of shares the selling stockholders may sell consists of 3,107,129 shares of common stock that are currently issued and outstanding and 396,536 shares of common stock that they may receive if they exercise their warrants.

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

Our stock price may be volatile.

While our shares of common stock recently became listed for trading on the Nasdaq Capital Market, the stock market in general, and the stock prices of technology-based companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

•	expiration of any Rule 144 holding periods or registration of unregistered securities issued by us;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments; and

•	economic and other external factors.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. We occupy our offices pursuant to a five-year, five-month sublease agreement that expires in April 2019 and is renewable for one additional year until April 2020. We lease approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot annual rate over the lease term. We lease approximately 4,125 square feet of office space at an annually increasing rate of $36.00 to $37.26 per square foot in Sherman Oaks, California under a two-year contract that expires on December 31, 2016. We also lease flexible office space under a one-year contract in Chicago and a quarter-to-quarter contract in Toronto.

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $492,000 and $263,000 for the twelve months ended December 31, 2015 and 2014, respectively.

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

On August 17, 2015, we entered into a settlement agreement with Blue Calypso, Inc. ending all outstanding litigation between our two companies. Under the agreement, we agreed to pay Blue Calypso a settlement amount of $390,506, representing a royalty fee of 4.125% of revenue from our legacy platforms: SocialSpark, Sponsored Tweets, and WeReward. This royalty fee was assessed on those legacy platforms from their inception until the time they were all discontinued by the end of 2014. Blue Calypso has dismissed with prejudice all pending litigation against us and has granted us a worldwide covenant not to sue covering the IZEAx and Ebyline platforms or any reasonable iteration thereof. We developed the IZEAx and Ebyline platforms in a manner such that we believe they do not infringe Blue Calypso's current patents.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

On January 26, 2016, our shares of common stock commenced trading on the Nasdaq Capital Market under the symbol IZEA. Prior thereto, our common stock was quoted on the OTCQB marketplace under the same symbol. On January 6, 2016, we filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of our outstanding shares of common stock at a ratio of one share for every 20 shares outstanding prior to the effective date of the reverse stock split. All historical prices in the following table reflect the 1-for-20 reverse stock split of our outstanding shares of common stock that became market effective on January 11, 2016.

The following table sets forth the range of the high and low closing prices reported for our common stock during the periods presented below. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation.

Fiscal year ended December 31, 2014	High	Low
First quarter	$13.50	$6.00
Second quarter	$12.20	$8.20
Third quarter	$10.00	$7.00
Fourth quarter	$7.40	$3.80

Fiscal year ended December 31, 2015	High	Low
First quarter	$8.00	$4.60
Second quarter	$10.00	$7.20
Third quarter	$8.80	$6.80
Fourth quarter	$9.70	$6.81

Holders

As of March 18, 2016, we had approximately 263 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

See the section "Equity Compensation Plan Information," under Item 12 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Restricted Share Issuances

On April 30, 2015 and on December 29, 2015, we issued 1,250 and 1,364 shares, respectively, of restricted common stock valued at $18,700 for employee stock awards during the twelve months ended December 31, 2015.

Per the terms of the Ebyline Stock Purchase Agreement, we issued 31,821 shares of restricted common stock valued at $250,000 to satisfy our payment obligation on July 30, 2015.

On August 15, 2015, we issued 84,375 shares of restricted common stock to Brian W. Brady for shares that were granted to him in 2013 as consideration for loans made to the Company.

On December 31, 2015, we issued a total of 13,767 shares of common stock valued at $107,292 to five directors for their service as directors of our company during the year ended December 31, 2015.

On January 29, 2016, we issued 114,398 shares of common stock valued at $848,832 to the former Ebyline stockholders as settlement of our annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of our January 2015 Stock Purchase Agreement.

On February 29, 2016, we issued a total of 2,595 shares of common stock valued at $20,833 to five directors for their service as directors of our company in January and February 2016.

The foregoing issuances of shares were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Equity Repurchases

None.

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

Company History

IZEA, Inc. was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered near Orlando, Florida with additional offices in Chicago, Los Angeles and Toronto and a sales presence in New York, Detroit and Boston.

Company Overview

IZEA, Inc. operates online marketplaces that facilitate transactions between brands and influential content creators. These creators produce and distribute text, videos and photos on behalf of brands through websites, blogs and social media channels. Our technology enables transactions to be completed at scale through the management of content workflow, creator search and targeting, bidding, analytics and payment processing.

We help power the creator economy, allowing everyone from college students and stay at home moms to celebrities the opportunity to monetize their content, creativity and influence. Advertisers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their work and promotion.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts. As described herein, our acquisition of Ebyline has significantly contributed to the increase in our revenues and cost of sales during 2015 as compared to 2014.

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

Results of Operations for the Twelve Months Ended December 31, 2015 Compared to the Twelve Months Ended December 31, 2014

	Twelve Months Ended
	December 31, 2015	December 31, 2014	$ Change	% Change
Revenue	$20,467,926	$8,322,274	$12,145,652	145.9%
Cost of sales	12,236,916	2,845,833	9,391,083	330.0%
Gross profit	8,231,010	5,476,441	2,754,569	50.3%
Operating expenses:
General and administrative	7,517,115	4,918,197	2,598,918	52.8%
Sales and marketing	7,936,215	5,204,447	2,731,768	52.5%
Total operating expenses	15,453,330	10,122,644	5,330,686	52.7%
Loss from operations	(7,222,320)	(4,646,203)	(2,576,117)	(55.4)%
Other income (expense):
Interest expense	(115,861)	(25,375)	(90,486)	356.6%
Loss on exchange of warrants	(1,845,810)	—	(1,845,810)	100.0%
Change in fair value of derivatives, net	(2,133,820)	7,845,214	(9,979,034)	(127.2)%
Other income, net	9,640	10,428	(788)	(7.6)%
Total other income (expense)	(4,085,851)	7,830,267	(11,916,118)	152.2%
Net income (loss)	$(11,308,171)	$3,184,064	$(14,492,235)	455.1%

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We believe that Adjusted EBITDA provides useful information to investors as it excludes transactions not related to the core cash operating business activities including non-cash transactions. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate EBITDA in the same manner, and Adjusted EBITDA as presented by IZEA may not be comparable to EBITDA presented by other companies. IZEA defines Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment, changes in contingent acquisition costs, and all other income and expense items such as loss on exchanges and changes in fair value of derivatives, if applicable.

Reconciliation of Net Loss to Adjusted EBITDA:
	Twelve Months Ended
	December 31, 2015	December 31, 2014
Net income (loss)	$(11,308,171)	$3,184,064
Non-cash stock-based compensation	705,466	538,263
Non-cash stock issued for payment of services	177,842	166,610
Change in the fair value of derivatives	2,133,820	(7,845,214)
Loss on exchange of warrants	1,845,810	—
Loss on disposal of equipment	595	16,192
Gain on change in value of contingent acquisition costs payable	(1,834,300)	—
Interest expense	115,861	25,375
Depreciation & amortization	1,059,131	195,154
Adjusted EBITDA	$(7,103,946)	$(3,719,556)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream as of the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended
	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014
Revenue & % of Total
Sponsored Revenue	$12,344,000	60%	$7,633,000	92%
Content Revenue	7,978,000	39%	—	—%
Service Fees & Other	146,000	1%	689,000	8%
Total Revenue	$20,468,000	100%	$8,322,000	100%

Cost of Sales & % of Total
Sponsored Revenue	$5,177,000	42%	$2,846,000	100%
Content Revenue	7,060,000	58%	—	—%
Service Fees & Other	—	—%	—	—%
Total Cost of Sales	$12,237,000	100%	$2,846,000	100%

Gross Profit & Profit %
Sponsored Revenue	$7,167,000	58%	$4,787,000	63%
Content Revenue	918,000	12%	—	—%
Service Fees & Other	146,000	100%	689,000	100%
Total Profit	$8,231,000	40%	$5,476,000	66%

Revenues for the twelve months ended December 31, 2015 increased by $12,145,652, or 146%, compared to the same period in 2014. The increase was primarily attributable to increases in our Sponsored Revenue of $4,711,000 and Content Revenue of $7,978,000 during the twelve months ended December 31, 2015 compared to the same period in 2014. Our sales mix has changed in the current year due to the acquisition of Ebyline in January 2015. The increase in Sponsored Revenue income was primarily attributable to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Content Revenue increased as a result of the Ebyline acquisition in January 2015. Service Fee Revenue decreased in the twelve months ended December 31, 2015 due to less fees received from inactive accounts since there are relatively few inactive accounts in IZEAx.

Our net bookings of $24.5 million for the twelve months ended December 31, 2015 were 171% higher than the net bookings of $9.0 million for the twelve months ended December 31, 2014. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to continue to translate into higher revenue in 2016 as compared to 2015.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide content or advertising services through the pushing of sponsored content through a blog post, tweet, click or action.

Cost of sales for the twelve months ended December 31, 2015 increased by $9,391,083, or 330.0%, compared to the same period in 2014.  The increase in cost of sales was primarily related to the increase in our sales and higher cost on 39% of those sales related to Content Revenue.

Gross profit for the twelve months ended December 31, 2015 increased by $2,754,569, or 50.3%, compared to the same period in 2014.  Our gross profit as a percentage of revenue decreased from 66% for the twelve months ended December 31, 2014 to 40% for the same period in 2015. The gross profit decrease during the twelve months ended

December 31, 2015 compared to 2014 was primarily attributable to substantially lower profit margins on Content Revenue that was added to our product mix during the twelve months ended December 31, 2015.

During the twelve months ended December 31, 2015, we generated a gross profit of 12% on 39% of our total revenue related to sales of Content. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7% to 9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content to customers on a managed basis and expect to see continued improvement in the Content margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant affect on our overall gross profit percentage. As a result of the changes in our sales mix, we expect that our margins will average 38% to 41% in future years.

Operating Expenses

Operating expenses consist of general and administrative expenses, contingent acquisition cost adjustments and sales and marketing expenses.  Total operating expenses for the twelve months ended December 31, 2015 increased by $5,330,686, or 52.7%, compared to the same period in 2014. The increase was primarily attributable to increased personnel costs and additional overhead from the Ebyline acquisition offset by a decrease in our contingent acquisition liability for Ebyline.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the twelve months ended December 31, 2015 increased by $2,598,918, or 52.8%, compared to the same period in 2014. The increase was primarily attributable to a $1.8 million increase in personnel costs, a $133,000 increase in software and subscription costs and $200,000 increase in communication, travel and supply costs. These costs increased as a result of the increase in the cost and average number of our administrative and engineering personnel by nearly 63% since the prior year. Increased personnel costs are expected to continue in 2016 due to planned growth increases of 47% in the total number of administrative and engineering personnel needed to handle our growing organization. The increase in general and administrative expense is also attributable to a $714,000 increase in professional & litigation fees primarily for the defense and settlement costs in our previous patent litigation with Blue Calypso. On August 17, 2015, we entered into a $390,506 settlement agreement with Blue Calypso ending all outstanding patent litigation. Therefore, we expect that future legal fees will decrease substantially compared to prior periods. The increase in general and administrative expenses is also attributable to a $661,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; a $154,000 increase in stock compensation, a $132,000 increase in public company related expenditures and a $237,000 increase in rent for our expanded facilities and additional offices in California.

General and administrative expense increases were reduced by a gain of $1,834,300 for the twelve months ended December 31, 2015 due to a reduction in our estimated fair value of contingent acquisition costs payable. On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us was to be an amount up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in contingent performance payments based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. We initially valued the fair value of the contingent payments at $2,210,000 using a Monte-Carlo simulation to simulate revenue over the next three years. Of this amount, $357,700 was determined to be future compensation expense and the $1,834,300 remainder was determined to be purchase consideration and recorded as acquisition costs payable. During the twelve months ended December 31, 2015, we reassessed the expected revenues to be produced from Content Revenues over the next three years and do not believe that it will meet any of the targets required to achieve the performance payments. Therefore, we recorded a gain of $1,834,300 for the twelve months ended December 31, 2015 due to the reduction in our estimated fair value of contingent acquisition costs payable.

Sales and marketing expenses consist primarily personnel costs related to those who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the twelve months ended December 31, 2015 increased by $2,731,768 or 52.5%, compared to the same period in 2014.  The increase was primarily attributable to the increase in personnel costs as a result of a 40% increase in the number of our sales and marketing personnel since the prior year including a $473,000 increase in commission expense as a result of the increase in customer bookings. Additionally, non-personnel related sales and marketing expenses increased by approximately $372,000 from the prior year due to increased spend on marketing initiatives including our IZEAFest 2015 conference held in October 2015.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the twelve months ended December 31, 2015 increased by $90,486 to $115,861 compared to the same period in 2014 primarily due to the imputed interest on the acquisition costs payable.

From July 20, 2015 through August 14, 2015, we offered a 25% discount on the warrant exercise prices to investors holding the series A and series B warrants to purchase common stock issued in its August - September 2013 private placement (the “2013 Warrants”) and a 26% discount on the warrant exercise prices to investors holding series A and series B warrants to purchase common stock issued in its February 2014 private placement (the “2014 Warrants” and, together with the 2013 Warrants, the "Warrants"). At the close of the offer period on August 14, 2015, Warrants for a total of 2,191,547 shares of common stock were exercised and converted into common stock at an average exercise price of $5.87 per share for total proceeds of $12,861,057. The amendment of Warrants to reduce the exercise price required the Company to treat the adjustment as an exchange whereby it computed the fair value of the Warrants immediately prior to the price reduction and the fair value of the Warrants after the price reduction. The $1,845,810 change in the fair value of the Warrants as a result of the price reduction was treated as a loss on exchange and recorded in the consolidated statements of operations during the twelve months ended December 31, 2015.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a loss of $2,133,820 and a gain of $7,845,214 resulting from the increase (decrease) in the fair value of certain warrants during the twelve months ended December 31, 2015 and 2014, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. Due to the large exercise of Warrants in August 2015 resulting in less remaining warrants requiring valuation in the future, we believe that these fluctuations will significantly decrease in future periods. We have warrants to purchase 6,196 shares that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease creating a gain from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a loss from the change in fair value.

Net Loss

Net loss for the twelve months ended December 31, 2015 was $11,308,171, which decreased from net income of $3,184,064 for the same period in 2014.  The reduction in net income was primarily the result of the increase in operating expenses and the change in the fair value of derivative financial instruments as discussed above.

Liquidity and Capital Resources

We had cash and cash equivalents of $11,608,452 as of December 31, 2015 as compared to $6,521,930 as of December 31, 2014, an increase of $5,086,522 primarily as a result of proceeds received from warrant exercises less the funding of our operating losses and our acquisition of Ebyline.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $34,249,521 as of December 31, 2015.   To date, we have financed our operations through internally generated revenue from operations and the sale of our equity securities.

Cash used for operating activities was $6,072,958 during the twelve months ended December 31, 2015 and was primarily a result of our loss from operations during the period of $7,222,320. Cash used for investing activities was $1,710,538 during the twelve months ended December 31, 2015 due primarily to the acquisition of Ebyline and increases in computer equipment purchases. Cash received from financing activities was $12,870,018 during the twelve months ended December 31, 2015 and was primarily a result of $12,861,057 in proceeds received from warrant exercises as described above and $76,170 in proceeds received from the issuance of shares under our Employee Stock Purchase Program offset by principal payments on our capital leases of $54,376.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us was to be an amount up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in contingent performance payments, subject to Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. The $1,877,064 in annual payments and the $5,500,000 in contingent performance payments may be made in cash or common stock, at our option. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90%, but less than 100% of the Content Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment. Anything below 90% of the Content Revenue targets will not be eligible for any performance payment.

Content Revenue was $7,978,000 from February-December 2015 after our acquisition and it was $708,000 in January 2015 prior to our acquisition. Additionally, there were approximately $26,000 in subscription fees for Ebyline platform services during 2015 resulting in total Content Revenue of $8,712,000 or 51% of the 2015 Content Revenue Target. Based on the actual results for 2015 and our current projections for 2016-2017, we do not believe that these targets will be met within each of the respective years. As a result, we do not believe that we will be required to make any of the $5,500,000 in contingent performance payments and we currently expect that the total consideration to be paid for the Ebyline acquisition will be $3,327,064.

On July 30, 2015, we issued 31,821 shares of common stock to the former Ebyline shareholders to satisfy the $250,000 purchase obligation that was due on such date pursuant to the terms of the Stock Purchase Agreement.

On January 29, 2016, we issued 114,398 shares of common stock valued at $848,832 to the former Ebyline stockholders as settlement of our annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of the Stock Purchase Agreement.

On April 13, 2015, we expanded our secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement renews annually and requires us to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to May 1, 2016, we will be required to pay a termination fee of .70% of the credit limit divided by 80%. As of December 31, 2015, we had no advances outstanding under this agreement.

We believe that with our current cash, the expanded credit line and the proceeds received from the closing of the warrant transaction, we will have sufficient cash reserves available to cover expenses for the future year.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $139,000 for doubtful accounts as of December 31, 2015. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2015 and 2014.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We began adding features and additional functionality to this platform again in 2015 and will continue throughout 2016. These new features will enable our platform to facilitate the contracting, workflow and delivery of direct content. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $1,021,446 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of December 31, 2015. We estimate the useful life of our software to be 5 years, consistent with the amount of time our legacy platforms were in-service, and we are amortizing the software development costs over this period.

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

For our managed customers, we enter into an agreement to provide services that may require multiple deliverables in the form of a) sponsored social items, such as blogs, tweets, photos or videos shared through a social network offerings that provide awareness or advertising buzz regarding the advertiser's brand; b) media advertisements, such as click-through advertisements appearing in websites and social media channels and c) original content items, such as a research or news article, informational material or videos that a publisher or brand can use. We may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each of these items are considered delivered once the content is live through a public or social network or content has been delivered to the customer for their own use. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to our completion of services. Payment terms are typically 30 days from the invoice date. If we are unable to provide a portion of the services, we may agree with the customer to provide a different type of service or to provide a credit for the value of those services that may be applied to the existing order or used for future services.

Sponsored Revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service Fee Revenue results when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees are recognized straight-line over the term of service. Self-service advertisers must prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via credit card. Advertisers who use us to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

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

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period  and generally have five or ten-year contract lives.  We estimate the fair value of our common stock using the closing stock price of our common stock on the date of the option award.  We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
The following table shows the number of options granted under our May 2011 and August 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the years ended December 31, 2015 and 2014:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Fair Value of Common Stock	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Fair Value of Options Granted
December 31, 2014	217,952	$7.60	6 years	42.26%	1.80%	$3.10
December 31, 2015	277,059	$7.43	6 years	55.47%	1.65%	$3.88

There were outstanding options to purchase 830,599 shares with a weighted average exercise price of $8.65 per share, of which options to purchase 368,673 shares were exercisable with a weighted average exercise price of $10.40 per share as of December 31, 2015.   The intrinsic value on all outstanding options as of December 31, 2015 was $1,112,950. The intrinsic value on exercisable options as of December 31, 2015 was $687,702.

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging , which requires additional disclosures about the our objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IZEA, Inc.
Winter Park, Florida

We have audited the accompanying consolidated balance sheet of IZEA, Inc. as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IZEA, Inc. at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Certified Public Accountants

Orlando, Florida
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IZEA, Inc.
Winter Park, Florida

We have audited the accompanying consolidated balance sheet of IZEA, Inc. as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IZEA, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez & Riley, LLP
Certified Public Accountants

Orlando, Florida
March 19, 2015

IZEA, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

Assets
Current:
Cash and cash equivalents	$11,608,452	$6,521,930
Accounts receivable, net of allowance for doubtful accounts of $139,000 and $0	3,917,925	2,156,378
Prepaid expenses	193,455	190,604
Other current assets	16,853	61,424
Total current assets	15,736,685	8,930,336

Property and equipment, net of accumulated depreciation of $445,971 and $239,521	596,008	588,919
Goodwill	2,468,289	—
Intangible assets, net of accumulated amortization of $730,278 and $0	1,806,191	—
Software development costs, net of accumulated amortization of $207,514 and $85,331	813,932	483,544
Security deposits	117,946	100,641
Total assets	$21,539,051	$10,103,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$995,275	$310,611
Accrued expenses	908,519	394,617
Unearned revenue	3,584,527	1,767,074
Current portion of deferred rent	14,662	—
Current portion of capital lease obligations	7,291	54,376
Current portion of acquisition costs payable	844,931	—
Total current liabilities	6,355,205	2,526,678

Deferred rent, less current portion	102,665	106,531
Capital lease obligations, less current portion	—	7,291
Acquisition costs payable, less current portion	889,080	—
Warrant liability	5,060	3,203,465
Total liabilities	7,352,010	5,843,965

Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,222,951 and 2,885,424, respectively, issued and outstanding	522	289
Additional paid-in capital	48,436,040	27,200,536
Accumulated deficit	(34,249,521)	(22,941,350)
Total stockholders’ equity	14,187,041	4,259,475

Total liabilities and stockholders’ equity	$21,539,051	$10,103,440

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2015	2014

Revenue	$20,467,926	$8,322,274
Cost of sales	12,236,916	2,845,833
Gross profit	8,231,010	5,476,441

Operating expenses:
General and administrative	7,517,115	4,918,197
Sales and marketing	7,936,215	5,204,447
Total operating expenses	15,453,330	10,122,644

Loss from operations	(7,222,320)	(4,646,203)

Other income (expense):
Interest expense	(115,861)	(25,375)
Loss on exchange of warrants	(1,845,810)	—
Change in fair value of derivatives, net	(2,133,820)	7,845,214
Other income, net	9,640	10,428
Total other income (expense)	(4,085,851)	7,830,267

Net income (loss)	$(11,308,171)	$3,184,064

Weighted average common shares outstanding – basic	3,737,897	2,616,354
Basic income (loss) per common share	$(3.03)	$1.22

Weighted average common shares outstanding – diluted	3,737,897	3,170,003
Diluted income (loss) per common share	$(3.03)	$1.00

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	1,128,558	$113	$24,674,275	$(26,125,414)	$(1,451,026)
Sale of common stock	1,714,297	172	11,999,828	—	12,000,000
Fair value of warrants issued	—	—	(12,382,216)	—	(12,382,216)
Fair value of 2013 private placement warrants reclassified from liability to equity	—	—	3,166,482	—	3,166,482
Exercise of stock options & warrants	22,563	2	112,798	—	112,800
Stock purchase plan subscriptions	382	—	1,810	—	1,810
Stock issued for payment of services	19,624	2	157,108	—	157,110
Stock issuance costs	—	—	(1,067,812)	—	(1,067,812)
Stock-based compensation	—	—	538,263	—	538,263
Net income	—	—	—	3,184,064	3,184,064
Balance, December 31, 2014	2,885,424	$289	$27,200,536	$(22,941,350)	$4,259,475
Fair value of warrants issued	—	—	51,950	—	51,950
Fair value of 2014 private placement warrants reclassified from liability to equity & loss on exchange	—	—	7,178,035	—	7,178,035
Stock issued for payment of acquisition liability	31,821	3	249,997	—	250,000
Exercise of warrants	2,191,547	219	12,860,838	—	12,861,057
Stock purchase plan subscriptions	13,403	1	76,169	—	76,170
Stock issued for payment of services	100,756	10	125,982	—	125,992
Stock issuance costs	—	—	(12,933)	—	(12,933)
Stock-based compensation	—	—	705,466	—	705,466
Net loss	—	—	—	(11,308,171)	(11,308,171)
Balance, December 31, 2015	5,222,951	$522	$48,436,040	$(34,249,521)	$14,187,041

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(11,308,171)	$3,184,064
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	206,670	109,823
Amortization of software development costs and other intangible assets	852,461	95,548
Loss on disposal of equipment	595	16,192
Provision for losses on accounts receivable	163,535	—
Stock-based compensation	705,466	538,263
Value of stock and warrants issued or to be issued for payment of services	177,842	166,610
Gain on change in value of contingent acquisition costs payable	(1,834,300)	—
Loss on exchange of warrants	1,845,810	—
Change in fair value of derivatives, net	2,133,820	(7,845,214)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(1,608,561)	(496,576)
Prepaid expenses and other current assets	83,244	(72,299)
Accounts payable	141,325	(506,446)
Accrued expenses	582,851	29,163
Unearned revenue	1,783,559	474,846
Deferred rent	896	92,352
Net cash used for operating activities	(6,072,958)	(4,213,674)

Cash flows from investing activities:
Purchase of equipment	(187,160)	(517,113)
Increase in software development costs	(452,571)	(206,529)
Acquisition, net of cash acquired	(1,072,055)	—
Security deposits	1,248	(54,067)
Net cash used for investing activities	(1,710,538)	(777,709)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	12,001,810
Proceeds from exercise of options & warrants	12,937,327	112,800
Stock issuance costs	(12,933)	(1,067,812)
Payments on notes payable and capital leases	(54,376)	(63,537)
Net cash provided by financing activities	12,870,018	10,983,261

Net increase in cash and cash equivalents	5,086,522	5,991,878
Cash and cash equivalents, beginning of year	6,521,930	530,052

Cash and cash equivalents, end of year	$11,608,452	$6,521,930

Supplemental cash flow information:
Cash paid during the year for interest	$6,401	$15,158

Non-cash financing and investing activities:
Fair value of warrants issued	$51,950	$12,382,216
Acquisition costs payable for assets acquired	$3,942,639	$—
Acquisition costs paid through issuance of common stock	$250,000	$—
Fair value of warrants reclassified from liability to equity	$6,530,046	$3,166,482
Acquisition of assets through capital lease	$—	$41,339

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA, Inc. (the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. The Company is headquartered near Orlando, Florida with additional offices in Chicago, Los Angeles and Toronto, and a sales presence in New York, Detroit and Boston.

The Company operates online marketplaces that facilitate transactions between brands and influential content creators. These creators produce and distribute text, videos and photos on behalf of brands through websites, blogs and social media channels. The Company's technology enables transactions to be completed at scale through the management of content workflow, creator search and targeting, bidding, analytics and payment processing.

On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”), pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline (see Note 4). Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts.

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

Reverse Stock Split
On January 6, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 20 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company's common stock or stock equivalents reflects the 1-for-20 reverse stock split of the Company's outstanding shares of common stock that became market effective on January 11, 2016. There was no change in the Company's authorized common shares.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion

IZEA, Inc.
Notes to the Consolidated Financial Statements

of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $139,000 for doubtful accounts as of December 31, 2015. The Company did not have a reserve for doubtful accounts as of December 31, 2014. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2015 and 2014.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At December 31, 2015, the Company had one customer which accounted for 13% of total accounts receivable in the aggregate. At December 31, 2014, the Company had two customers which accounted for 29% of total accounts receivable in the aggregate. The Company had one customer that accounted for 14% of its revenue during the twelve months ended December 31, 2015 and one customer that accounted for 10% of its revenue during the twelve months ended December 31, 2014.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs related to internal use software should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company amortizes software development costs equally over 5 years upon initial launch of the software or additional features.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the twelve months ended December 31, 2015 and 2014, there were no impairment charges associated with the Company's long-lived assets.

Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company has goodwill that has been recorded in connection with its acquisitions of businesses. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

IZEA, Inc.
Notes to the Consolidated Financial Statements

The Company performs its annual impairment tests of goodwill during the fourth quarter of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that prior to and after the acquisition of Ebyline, it had and continues to have one reporting unit.

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

For managed customers, the Company enters into an agreement to provide services that may require multiple deliverables in the form of a) sponsored social items, such as blogs, tweets, photos or videos shared through a social network offerings that provide awareness or advertising buzz regarding the advertiser's brand; b) media advertisements, such as click-through advertisements appearing in websites and social media channels and c) original content items, such as a research or news article, informational material or videos that a publisher or brand can use. The Company may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each of these items are considered delivered once the content is live through a public or social network or content has been delivered to the customer for their own use. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Payment terms are typically 30 days from the invoice date. If the Company is unable to provide a portion of the services, it may agree with the customer to provide a different type of service or to provide a credit for the value of those services that may be applied to the existing order or used for future services.

Sponsored Revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service Fee Revenue results when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees are recognized straight-line over the term of service. Self-service advertisers must prepay for services by placing a deposit in their account with the Company. The deposits are typically paid by the advertiser via credit card. Advertisers who use the Company to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising expense charged to operations for the twelve months ended December 31, 2015 and 2014 were approximately $411,000

IZEA, Inc.
Notes to the Consolidated Financial Statements

and $827,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2012, 2013 and 2014.

Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying factors (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of a warrant liability (see Note 7) and its acquisition cost liability (see Note 4) as of December 31, 2015. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-

IZEA, Inc.
Notes to the Consolidated Financial Statements

standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 9) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2015	December 31, 2014
Expected term	6 years	6 years
Weighted average volatility	55.47%	42.26%
Weighted average risk free interest rate	1.65%	1.80%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 8.32% and 9.30% during the twelve months ended December 31, 2015 and 2014, respectively.

Non-Employee Stock-Based Payments
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. The fair value of equity instruments issued to consultants that vest immediately is expensed when issued. The fair value of equity instruments issued to consultants that have future vesting and are subject to forfeiture if performance does not occur is recognized as expense over the vesting period. Fair values for the unvested portion of issued instruments are adjusted each reporting period. The change in fair value is recorded to additional paid-in capital. Stock-based payments related to non-employees is accounted for based on the fair value of the related stock or the fair value of the services, whichever is more readily determinable.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

NOTE 2.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2015	December 31, 2014
Furniture and fixtures	$252,516	$203,965
Office equipment	53,265	42,576
Computer equipment	421,798	292,669
Leasehold improvements	314,400	289,230
Total	1,041,979	828,440
Less accumulated depreciation and amortization	(445,971)	(239,521)
Property and equipment, net	$596,008	$588,919

Computer equipment includes items under capital leases totaling $59,458 and $114,827 as of December 31, 2015 and 2014, respectively. Accumulated amortization relating to equipment under capital leases totaled $37,341 and $42,131 as of December 31, 2015 and 2014, respectively. Depreciation and amortization expense on property and equipment recorded in general and administrative expense in the accompanying consolidated statements of operations was $206,670 and $109,823 for the twelve months ended December 31, 2015 and 2014, respectively.

NOTE 3.     SOFTWARE DEVELOPMENT COSTS

IZEA, Inc.
Notes to the Consolidated Financial Statements

Software development costs consists of the following:

	December 31, 2015	December 31, 2014
Software development costs	$1,021,446	$568,875
Less accumulated depreciation and amortization	(207,514)	(85,331)
Software development costs, net	$813,932	$483,544

The Company determined that on April 15, 2013, its project to create IZEAx became technologically feasible and the development phase began. Throughout 2013 and the first quarter of 2014, the Company developed its new web-based advertising exchange platform, IZEAx. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. In 2015 and throughout 2016, Company began adding features and additional functionality to IZEAx that will facilitate the contracting, workflow and delivery of direct content. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, the Company has capitalized $1,021,446 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of December 31, 2015. The Company estimated the useful life of its developed software to be 5 years, consistent with the amount of time its legacy platforms were in-service.

Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $122,183 and $85,331 for the twelve months ended December 31, 2015 and 2014, respectively. Future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2016	$204,289
2017	204,289
2018	204,289
2019	118,958
2020	82,107
$813,932

NOTE 4.     EBYLINE ACQUISITION

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

Consideration Payable
The fair value of the total estimated future consideration to be paid is as follows:

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	12/31/2015
Cash paid at closing	$1,200,000	$1,200,000	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	1,823,711
Contingent performance payments (b)	2,210,000	1,834,300	—
Acquisition costs to be paid by Ebyline shareholders (c)	—	—	(89,700)
Total estimated consideration	$5,537,064	$5,016,939	$1,734,011

Current portion of acquisition costs payable			844,931
Long term portion of acquisition costs payable			889,080
Total acquisition costs payable			$1,734,011

(a)
The guaranteed purchase price consideration, as detailed above, was discounted to present value using our current borrowing rate of prime plus 2% (5.25%). Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $91,072 for the twelve months ended December 31, 2015. Per the Stock Purchase Agreement, the Company issued 31,821 shares of its common stock valued at $250,000 to satisfy a portion of the guaranteed purchase price payment obligation on July 30, 2015.

(b)
The fair value of the $5,500,000 of contingent performance payments described above was calculated using a Monte-Carlo simulation to simulate revenue over the next three years. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 8.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 100,000 simulation trials. The volatility used for the simulation was 35%. The Monte Carlo simulation resulted in a calculated fair value of contingent performance payments of $2,210,000 on January 30, 2015. Because the contingent performance payments are subject to a 17% reduction related to the continued employment of certain key employees, ASC 805-10-55-25 indicates that a portion of these payments be treated as potential compensation to be accrued over the term rather than allocated to the purchase price. Therefore, the Company reduced its overall purchase price consideration by $357,700 and recorded the initial present value of the contingent performance payments at $1,834,300. Based on actual results for 2015 and current projections for Content Revenue for 2016-2017, the Content Revenue for every year is expected to be below 90% of the required Content Revenues targets. Therefore, the Company estimated the fair value of contingent performance payments at $0 as of December 31, 2015. The gain as a result of the decrease in the estimated fair value of contingent performance payments of $1,834,300 is recorded as a reduction of general and administrative expense in the Company's statements of operations during the twelve months ended December 31, 2015.

(c)
According to the stock purchase agreement, certain acquisition costs paid by Ebyline during the acquisition process are to be paid by the selling shareholders. These costs will be deducted from the guaranteed payment on January 30, 2016.

IZEA, Inc.
Notes to the Consolidated Financial Statements

Purchase Price Allocation
The final allocation of the purchase price as of January 30, 2015 is summarized as follows:

Final Purchase Price Allocation
Current assets	$738,279
Property and equipment	27,194
Identifiable intangible assets	2,370,000
Goodwill	2,468,289
Security deposits	18,553
Current liabilities	(605,376)
Total estimated consideration	$5,016,939

The Company has recorded $2,468,289 in goodwill from the Ebyline acquisition as of December 31, 2015. This amount represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. See Note 5 for further discussion regarding the identifiable intangible assets and goodwill.

There are many synergies between the business operations of Ebyline and IZEA including a database of creators that can provide content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The Ebyline operations are included in the consolidated financial statements beginning on the date of acquisition of January 30, 2015. The Ebyline operations contributed revenue of $8,001,882 and gross profit of $942,089 in the consolidated statements of operations for eleven months from January 31, 2015 through December 31, 2015.

The following unaudited pro forma summary presents consolidated information of IZEA, Inc. as if the business combination with Ebyline had occurred on January 1, 2014:

	Pro Forma Year Ended	Pro Forma Year Ended
	12/31/2015	12/31/2014
	(Unaudited)	(Unaudited)
Pro-Forma Revenue	$21,178,040	$16,225,703
Pro-Forma Cost of Sales	12,887,062	9,972,253
Pro-Forma Gross Profit	8,290,978	6,253,450
Pro-Forma Net Income (Loss)	(11,398,336)	1,320,882

IZEA did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The pro forma revenue and earnings calculations have been calculated after applying the Company's accounting policies on revenue recognition and adjusting the results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2014.

The Company incurred $87,906 in acquisition-related costs which are included in general and administrative expense on the Company's income statement for the twelve months ended December 31, 2015. These costs are reflected in pro forma earnings for the twelve months ended December 31, 2014.

IZEA, Inc.
Notes to the Consolidated Financial Statements

NOTE 5.     INTANGIBLE ASSETS AND GOODWILL

The identifiable intangible assets in the Ebyline purchase price allocation consist of the following assets:

		Accumulated Amortization	Net Book Value	Useful Life (in years)
Identifiable Intangible Assets	Initial Value	12/31/2015	12/31/2015
Content provider network	$30,000	27,500	2,500	1
Ebyline trade name	40,000	36,667	3,333	1
Workflow customers	210,000	64,167	145,833	3
Developed technology	300,000	55,000	245,000	5
Virtual Newsroom customers	1,790,000	546,944	1,243,056	3
Total Ebyline identifiable intangible assets	$2,370,000	$730,278	$1,639,722
Domains	166,469	—	166,469	5
Total identifiable intangible assets	$2,536,469	$730,278	$1,806,191

The Company is amortizing the identifiable intangible assets over a weighted average period of 3 years. Amortization expense on the Ebyline related identifiable intangible assets costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $730,278 for the twelve months ended December 31, 2015.

Future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2016	$765,794
2017	759,961
2018	148,849
2019	93,294
2020	38,293
Total	$1,806,191

The Company performs its annual impairment tests of goodwill on October 1st of each year. Goodwill is required to be tested for impairment at the reporting unit level. The Company has determined that prior to and after the acquisition of Ebyline, it had and continues to have one reporting unit. As of October 1, 2015, the estimated fair value of the Company, based on the current market price of its common stock on October 1, 2015, exceeded its carrying value in excess of $25 million. Therefore, management concluded that goodwill was not impaired; however, significant changes in the assumptions or estimates used in the Company's impairment analysis, such as a reduction in profitability and/or cash flows, could result in additional non-cash impairment charges in future periods. Goodwill or any impairment thereon is not deductible for tax purposes.

NOTE 6.    NOTES PAYABLE

Bridge Bank Credit Agreement
On March 1, 2013, the Company entered into a secured credit facility agreement with Bridge Bank, N.A. of San Jose, California, and expanded this facility with an agreement on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. If the agreement is terminated prior to May 1, 2016, the Company will be required to pay a termination fee of .70% of the credit limit divided by 80%. As of December 31, 2015, the Company had no advances outstanding under this agreement.

The Company incurred $23,184 and $6,000 in costs related to this credit facility and expansion during the twelve months ended December 31, 2015 and 2014, respectively. These costs are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $18,388 and $10,217 of these costs through interest expense during the twelve months ended December 31, 2015 and 2014, respectively. The remaining value of the

IZEA, Inc.
Notes to the Consolidated Financial Statements

capitalized loan costs related to the Bridge Bank Credit Agreement as of December 31, 2015 is $5,796. This amount will be amortized to interest expense during fiscal 2016.

NOTE 7.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Consolidated Statement of Operations as other income or expense. Upon registration of the shares, changes in price-based anti-dilution adjustments, conversion or exercise, as applicable, of a derivative instrument, the instrument is marked to fair value at the date of the occurrence of the event and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months after the balance sheet date.

Warrant Liability
2014 Activity:
On February 21, 2014, the Company issued Series A five-year warrants to purchase 857,158 shares of the Company's common stock at an exercise price of $7.00 per share and Series B five-year warrants to purchase 857,158 shares of the Company's common stock at an exercise price of $10.00 per share pursuant to the terms of the securities purchase agreements entered into in connection with a private placement of its shares in February 2014 (the "2014 Private Placement"). As part of the 2014 Private Placement, the Company also issued a Series A five-year warrant to purchase up to 37,526 shares of the Company's common stock at an exercise price of $7.00 per share and a Series B five-year warrant to purchase up to 37,526 shares of the Company' common stock at an exercise price of $10.00 per share to the placement agent.
The Company determined that these warrants (the “2014 Warrants”) required classification as a liability due to provisions for potential exercise price adjustments. The Company determined that the fair value of the 2014 Warrants on their issuance date on February 21, 2014 was $12,382,216. These shares are currently registered with the SEC pursuant to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-195081) filed by the Company on April 30, 2015, which was declared effective by the SEC on May 4, 2015.

From July 20, 2015 through August 14, 2015, the Company offered a 26% discount on the warrant exercise prices to investors holding the 2014 Warrants. If and to the extent a holder did not exercise its 2014 Warrants at the reduced exercise prices during this time period, the exercise prices of any unexercised 2014 Warrants remain at their original exercise prices of $7.00 and $10.00 per share for the series A and series B 2014 Warrants, respectively. In exchange for the reduction in the warrant exercise price, the investors holding a majority of the 2014 Warrants agreed to amend the 2014 Warrants to remove the price-based anti-dilution adjustment provisions contained in the 2014 Warrants. The removal of these provisions from the 2014 Warrants eliminated the provision that required liability classification of the 2014 Warrants and quarterly non-cash adjustments reflecting changes in the fair value of the derivative liability on the Company’s financial statements. Except for the temporarily reduced exercise prices and elimination of the anti-dilution adjustment provisions in the 2014 Warrants, the terms of the 2014 Warrants remain unchanged. As a result of the amendment in the 2014 Warrants terms, the 2014 Warrants no longer require liability classification after August 14, 2015.

At the close of the offer period on August 14, 2015, investors exchanged and converted 1,392,832 shares underlying the 2014 Warrants at the 26% discount for total proceeds of $8,760,805. The amendment of the 2014 Warrants to reduce the exercise price required the Company to treat the adjustment as an exchange whereby it computed the fair value of the 2014 Warrants immediately prior to the price reduction and the fair value of the 2014 Warrants after the price reduction. The $1,197,821 change in the fair value of the 2014 Warrants as a result of the price reduction was treated as a loss on exchange and recorded in the Company's consolidated statements of operations during the twelve months ended December 31, 2015.

As a result of the above transactions, the fair value of $5,348,408 on the 1,392,832 exercised 2014 Warrants and the fair value of $1,181,638 on the 396,536 remaining unexercised 2014 Warrants as of August 14, 2015 was moved to equity as of August 14, 2015.

IZEA, Inc.
Notes to the Consolidated Financial Statements

2013 Activity:
From August 15, 2013 through September 23, 2013, the Company issued five-year warrants to purchase 355,914 shares of its common stock at an exercise price of $5.00 per share and five-year warrants to purchase 355,914 shares of its common stock at an exercise price of $10.00 per share pursuant to the terms of the Securities Purchase Agreements entered into in connection with a private placement of its shares (the "2013 Private Placement"). The Company determined that these warrants (the “2013 Warrants”) required classification as a liability due to certain registration rights in the agreements that required the Company to file a registration statement with the SEC for purposes of registering the resale of the shares underlying the 2013 Warrants. The Company determined that the fair value of these warrants on their issuance date was $2,344,899.

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

2012 Activity:
The Company determined that 5,502 warrant shares issued in its September 2012 public offering still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of December 31, 2015 was $5,060.

2011 Activity:
The Company determined that 680 warrant shares remaining from its May 2011 Stock Offering and 14 warrant shares issued in July 2011 for a customer list acquisition still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of December 31, 2015 was $0.

During the twelve months ended December 31, 2015 and 2014, the Company recorded a loss of $2,133,820 and a gain of $7,845,214, respectively, due to the change in the fair value of its warrant liability.

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the twelve months ended December 31, 2015 and 2014:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2013	718,024	$1,832,945
Issuance of warrants to investors in 2014 Private Placement	1,789,368	12,382,216
Reclassification of fair value of 2013 Private Placement warrants to equity	(711,828)	(3,166,482)
Change in fair value of derivatives	—	(7,845,214)
Balance, December 31, 2014	1,795,564	$3,203,465
Exercise of warrants for common stock	(1,392,832)	(5,348,408)
Loss on exchange of warrants	—	1,197,821
Reclassification of fair value of 2014 Private Placement warrants to equity	(396,536)	(1,181,638)
Change in fair value of derivatives	—	2,133,820
Balance, December 31, 2015	6,196	$5,060

IZEA, Inc.
Notes to the Consolidated Financial Statements

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2014, August 14, 2015 and December 31, 2015 were as follows:

Binomial Assumptions	December 31, 2014	August 14, 2015	December 31, 2015
Fair market value of asset (1)	$5.60	$8.40	$7.66
Exercise price	$7-$25	$5-$10	$25.00
Term (2)	2.7 - 4.2 years	3.5 years	1.7 years
Implied expected life (3)	2.7 - 4.2 years	3.5 years	1.7 years
Volatility range of inputs (4)	42%--71%	41%--50%	83.00%
Equivalent volatility (3)	48%--54%	47.00%	83.00%
Risk-free interest rate range of inputs (5)	1.10%--1.38%	1.08%	1.06%
Equivalent risk-free interest rate (3)	1.10%--1.38%	1.08%	1.06%
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

NOTE 8.    COMMITMENTS & CONTINGENCIES

Lease Commitments
Operating Leases
The corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. The company occupies this office pursuant to a five-year, five-month sublease agreement that expires in April 2019 and is renewable for one additional year until April 30, 2020. The Company leases approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot over the lease term. The Company leases approximately 4,125 square feet of office space at an annually increasing rate of $36.00 to$37.26 per square foot in Sherman Oaks, California under a two-year contract that expires on December 31, 2016. The Company also leases flexible office space under a one-year contract in Chicago and a quarter-to-quarter contract in Toronto.

Capital Leases
During 2013 and 2014, the Company entered into capital leases for equipment which expire on various dates between December 2015 and January 2016. Total obligations outstanding under capital leases were $7,291 at December 31, 2015. See Note 2 for more information on the Company's equipment under capital leases.

A summary of future minimum lease payments under the Company's non-cancelable leases as of December 31, 2015 is as follows:

Year ending December 31:	Capital Leases	Operating Leases
2016	$7,504	$546,372
2017	—	330,908
2018	—	333,417
2019	—	113,516
Total minimum lease payments	7,504	$1,324,213
Less amount representing interest	(213)
Total principal lease payments	7,291
Less current maturities	(7,291)
Total long term obligations	$—

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $492,000 and $263,000 for the twelve months ended December 31, 2015 and 2014, respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after two years of service. During the twelve months ended December 31, 2015 and 2014, the Company incurred $125,262 and $47,682, respectively, in expense for matching employer contributions.

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

On October 17, 2012, Blue Calypso, Inc. filed a complaint against the Company alleging that the Company infringed their patents related to peer-to-peer advertising between mobile communication devices. On July 19, 2013, Blue Calypso’s case against the Company was consolidated, along with other patent infringement cases against Groupon, Inc., Yelp, Inc. and Foursquare Labs, Inc., into Blue Calypso, Inc. v. Groupon et al for all pretrial purposes, including discovery and claim construction.

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

The Company paid $200,000 upon execution of the agreement and is paying the balance in equal quarterly installments of $23,813.25 over 24 months beginning in November 2015. The Company recorded the entire amount of the settlement in general and administrative expense during the twelve months ended December 31, 2015. The remaining balance owed of $166,693 is recorded in accrued expenses as of December 31, 2015.

NOTE 9.    STOCKHOLDERS' EQUITY

Authorized Shares
The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Reverse Stock Split
On January 6, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 20 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company's common stock or stock equivalents reflects the 1-for-20 reverse stock split of the Company's

IZEA, Inc.
Notes to the Consolidated Financial Statements

outstanding shares of common stock that became market effective on January 11, 2016. There was no change in the Company's authorized common shares.

2014 Private Placement
On February 21, 2014, the Company completed a private placement pursuant to a Purchase Agreement dated as of February 12, 2014, for the issuance and sale of 1,714,297 shares of its common stock, at a purchase price of $7.00 per share, for gross proceeds of $12,000,000 ("2014 Private Placement"). As part of the private placement, the investors received warrants to purchase up to 857,158 shares of the Company's common stock at an exercise price of $7.00 per share and warrants to purchase up to another 857,158 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants expire on February 21, 2019. At the closing of the private placement, the Company paid Craig-Hallum Capital Partners LLC, the exclusive placement agent for the private placement, cash compensation of $814,850 and two five-year warrants, one warrant to purchase up to 37,526 shares of the Company's common stock at an exercise price of $7.00 per share and another warrant to purchase up to 37,526 shares of the Company' common stock at an exercise price of $10.00 per share.
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
Warrant Transactions
Warrant Issuances:
On January 22, 2015, the Company issued a warrant to purchase 5,000 shares of its common stock to an investor relations consultant. The warrant was fully vested on the date of issuance, has an exercise price of $10.20 per share and expires on January 22, 2020. The fair value of the warrant upon issuance was $7,700 and the Company received $100 as compensation for the warrant. The fair value of the warrant issuance was recorded as an increase in additional paid-in capital in the Company's consolidated balance sheet and the net $7,600 compensation expense was recorded in general and administrative expense during the twelve months ended December 31, 2015.

On June 30, 2015, the Company issued a warrant to purchase 12,500 shares of its common stock to an investor relations consultant. The warrant was fully vested on the date of issuance, has an exercise price of $10.20 per share and expires on June 30, 2020. The fair value of the warrant upon issuance was $44,250. The fair value of the warrant issuance was recorded as an increase in additional paid-in capital in the Company's consolidated balance sheet and compensation expense in general and administrative expense during the twelve months ended December 31, 2015.

Warrant Exercises:
From July 20, 2015 through August 14, 2015, the Company offered a 25% discount on the warrant exercise prices to investors holding the series A and series B warrants to purchase common stock issued in its August - September 2013 private placement (the “2013 Warrants”) and a 26% discount on the warrant exercise prices to investors holding series A and series B warrants to purchase common stock issued in its February 2014 private placement (the “2014 Warrants” and together with the 2013 Warrants, the "Warrants"). If and to the extent a holder did not exercise its Warrants at the reduced exercise prices during this time period, the exercise prices of any unexercised Warrants remain at their original exercise prices of $5.00 and $10.00 per share for the series A and series B 2013 Warrants, respectively, and $7.00 and $10.00 per share for the series A and series B 2014 Warrants, respectively.

The warrant exercise offer was made pursuant to the terms of Warrant Amendment and Exercise Agreements, dated July 20, 2015, entered into with holders owning more than 70% of the Company's outstanding 2013 and 2014 Warrants. In exchange for the reduction in the warrant exercise price, the investors holding a majority of the 2014 Warrants agreed to amend the 2014 Warrants to remove the price-based anti-dilution adjustment provisions contained in the 2014 Warrants. The removal of these provisions from the 2014 Warrants eliminated the provision that required liability classification of the 2014 Warrants and quarterly non-cash adjustments reflecting changes in the fair value of the derivative liability on the Company’s financial statements. Except for the

IZEA, Inc.
Notes to the Consolidated Financial Statements

temporarily reduced exercise prices and elimination of the anti-dilution adjustment provisions in the 2014 Warrants, the terms of the 2013 Warrants and 2014 Warrants remain unchanged. As a result of the amendment in the 2014 Warrants terms, the 2014 Warrants no longer require liability classification after August 14, 2015 (See Note 7).

At the close of the offer period on August 14, 2015, investors exchanged and converted 1,392,832 shares underlying the 2014 Warrants at the 26% discount for total proceeds of $8,760,805 and 798,715 shares of the 2013 Warrants at the 25% discount for total proceeds of $4,100,252. This resulted in the issuance of a total of 2,191,547 shares of common stock at an average exercise price of $5.87 per share for total proceeds of $12,861,057. The exercise prices of any Warrants not exercised during the Warrant conversion offer period have reverted back to their original exercise prices.

The amendment of the Warrants to reduce the exercise price required the Company to treat the adjustment as an exchange whereby it computed the fair value of the Warrants immediately prior to the price reduction and the fair value of the Warrants after the price reduction. The $1,197,821 and the $647,989 change in the fair value of the 2014 and 2013 Warrants, respectively, as a result of the price reduction, was treated as a $1,845,810 loss on exchange and recorded in the Company's consolidated statement of operations during the twelve months ended December 31, 2015.

As a result of the above transactions, the fair value of $5,348,408 on the 1,392,832 exercised 2014 Warrants and the fair value of $1,181,638 on the 396,536 remaining unexercised 2014 Warrants as of August 14, 2015 was moved to equity as of August 14, 2015. This reclassification plus the $647,989 loss on exchange of the 2013 Warrants already classified as equity reflects the $7,178,035 total change recorded in the Company's consolidated statement of stockholders' equity.

The resale of the common stock underlying the 2013 and 2014 Warrants is covered by IZEA’s Registration Statements on Form S-1 (Registration Nos. 333-191743, 333-195081 and 333-197482), which are on file with the Securities and Exchange Commission.
The Company had outstanding warrants to purchase a total of 523,115 shares of common stock outstanding with an average exercise price of $9.15 per share as of December 31, 2015.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options to purchase up to 1,000,000 shares as an incentive for its employees and consultants.  As of December 31, 2015, the Company had 173,651 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 4,375 shares of common stock under the August 2011 Plan. As of December 31, 2015, the Company had no shares of common stock available for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan (together, the "2011 Equity Incentive Plans"), the Board of Directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board of Directors at the time of grant, the right to purchase shares covered by any options under the 2011 Equity Incentive Plans typically vest on a straight-line basis over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following three years. The term of the options is up to ten years. The Company issues new shares to the optionee for any stock awards or options exercised pursuant to its equity incentive plans.

Pursuant to the employment agreement between the Company and Edward H. (Ted) Murphy, the Company's Chief Executive Officer, on November 30th each year, Mr. Murphy should receive annual stock options with a fair value of $150,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 40,000 shares. In the event the fair market value of the stock option grant is less than $150,000 as limited by the 40,000 share cap, Mr. Murphy will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted Stock Units with the same vesting schedule as the stock options, at the sole discretion of the Board of Directors. Additionally, Mr. Murphy is eligible for annual bonus distributions up to $150,000 in stock options, limited to 40,000 shares, as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. During the twelve months ended December 31, 2015, Mr. Murphy received options to purchase a total of 51,103 shares of the Company's common stock with exercise prices ranging from $7.80 to $8.40 as a result of this agreement.

IZEA, Inc.
Notes to the Consolidated Financial Statements

Pursuant to the employment agreement between the Company and Ryan S. Schram the Company's Chief Operating Officer, on January 1st each year, Mr. Schram should receive annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 6,667 shares. In the event the fair market value of the stock option grant is less than $25,000 as limited by the 6,667 share cap, Mr. Schram will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted Stock Units with the same vesting schedule as the stock options, at the sole discretion of the Board of Directors. Additionally, Mr. Schram is eligible for annual bonus distributions up to $25,000 in stock options, limited to 6,667 shares, as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. During the twelve months ended December 31, 2015, Mr. Schram received options to purchase a total of 8,955 shares of the Company's common stock with exercise prices ranging from $5.60 to $8.40 as a result of this agreement.

A summary of option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2015 and 2014, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2013	387,644	$10.18	8.1
Granted	217,952	$7.60
Exercised	(63)	$4.80
Forfeited	(9,747)	$17.00
Outstanding at December 31, 2014	595,786	$9.20	6.5
Granted	277,059	$7.43
Exercised	—	$—
Forfeited	(42,246)	$7.70
Outstanding at December 31, 2015	830,599	$8.65	6.8

Exercisable at December 31, 2015	368,673	$10.40	6.0

During the twelve months ended December 31, 2015, no options were exercised. During the twelve months ended December 31, 2014, options were exercised into 63 shares of common stock for cash proceeds of $300. The intrinsic value of these options was $295. The fair value of our stock on December 31, 2015 was $7.66. The intrinsic value on all outstanding options as of December 31, 2015 was $1,112,950. The intrinsic value on exercisable options as of December 31, 2015 was $687,702.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2015 and 2014, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2013	290,457	$4.88	3.3
Granted	217,952	7.60
Vested	(128,342)	4.56
Forfeited	(7,975)	4.16
Nonvested at December 31, 2014	372,092	$4.00	3.0
Granted	277,059	7.43
Vested	(147,759)	4.32
Forfeited	(39,466)	3.44
Nonvested at December 31, 2015	461,926	$3.12	2.8

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the twelve months ended December 31, 2015 and 2014 was $705,466 and $538,263, respectively. Stock-based compensation expense was

IZEA, Inc.
Notes to the Consolidated Financial Statements

recorded as $58,595 to sales and marketing and $646,871 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2015. Stock-based compensation expense was recorded as $44,889 to sales and marketing and $493,374 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2014. Future compensation related to nonvested awards expected to vest of $1,558,403 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of December 31, 2015, employees paid $76,170 to purchase 13,403 shares at the end of the offering periods. As of December 31, 2015, the Company had 61,215 remaining shares of common stock available for future grants under the ESPP.

Stock Issued for Services
Effective January 1, 2014, the Company entered into a one year agreement to pay $7,500 per month and 5,000 shares of stock per quarter to a firm to provide investor relations services. In accordance with the agreement, the Company issued 5,000 shares of common stock valued at $30,110 on January 1, 2014 and 5,000 shares of common stock valued at $52,000 on April 1, 2014. This agreement was canceled in June 2014 and no further amounts are owed.

The Company issued 9,624 shares of common stock valued at $75,000 to three directors for their service as directors of the Company during the year ended December 31, 2014.

On April 30, 2015 and on December 29, 2015, the Company issued 1,250 and 1,364 shares, respectively, of common stock valued at $18,700 for employee stock awards during the twelve months ended December 31, 2015.

On August 15, 2015, the Company issued 84,375 shares of common stock to Brian W. Brady for shares that were granted to him in 2013 as consideration for loans made to the Company.

The Company issued 13,767 shares of common stock valued at $107,292 to five directors for their service as directors of the Company during the year ended December 31, 2015.

Total expense recognized for stock-based payments for services during the twelve months ended December 31, 2015 and 2014 was $125,992 and $166,610, respectively, all of which is included in general and administrative expense in the consolidated statements of operations. The fair value of the services is based on the value of the Company's common stock over the term of service.

IZEA, Inc.
Notes to the Consolidated Financial Statements

NOTE 10.     INCOME TAXES

The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$15,649,000	$10,643,000
Accrued expenses	187,000	92,000
Depreciation and amortization	(682,000)	4,000
Stock option and warrant expenses	618,000	441,000
Accounts receivable	52,000	—
Deferred rent	44,000	40,000
Other	3,000	3,000
Gross deferred income tax assets	15,871,000	11,223,000
Valuation allowance	(15,871,000)	(11,223,000)
Total deferred income tax assets	$—	$—

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Years Ended December 31,
	2015	2014
Federal income tax at statutory rates	(34.0)%	(34.0)%
Change in deferred tax asset valuation allowance	28.8%	(52.3)%
Deferred state taxes	(2.5)%	4.6%
Non-deductible expenses:
Meals & entertainment	0.3%	(0.4)%
Change in fair value of warrants	6.4%	83.8%
ISO stock compensation	0.7%	(1.3)%
Other	0.3%	(0.4)%
Income taxes (benefit) at effective rates	—%	—%

The Company has incurred net losses for tax purposes every year since inception. At December 31, 2015, the Company had approximately $42,035,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various amounts between the years of 2026 and 2035. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 limitations as a result of the substantial issuances of common stock in 2012 through 2015. The change in valuation allowance for the twelve months ended December 31, 2015 and 2014 was an increase of $4,648,000 and $1,665,000, respectively, resulting primarily from net operating losses generated during the periods.

NOTE 11.    EARNINGS (LOSS) PER COMMON SHARE

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2015	December 31, 2014
Net Income (Loss)	$(11,308,171)	$3,184,064
Weighted average shares outstanding - basic	3,737,897	2,616,354
Basic income (loss) per share	$(3.03)	$1.22

Net Income (Loss)	$(11,308,171)	$3,184,064
Weighted average shares outstanding - basic	3,737,897	2,616,354
Potential shares from "in-the-money" options	—	401,545
Potential shares from "in-the-money" warrants	—	1,325,910
Potential shares from converted restricted stock units	—	88,282
Less: Shares assumed repurchased under the Treasury Stock Method	—	(1,262,088)
Weighted average shares outstanding - diluted	3,737,897	3,170,003

Diluted income (loss) per share	$(3.03)	$1.00

The Company excluded the following weighted average items from the above computation of diluted earnings per common share as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2015	December 31, 2014
Stock options	723,834	61,924
Warrants	1,873,547	1,129,315
Restricted stock units	58,475	—
Total excluded shares	2,655,856	1,191,239

NOTE 12.    RELATED PARTY TRANSACTIONS

In the 2014 Private Placement, Edward H. (Ted) Murphy, Brian W. Brady and Lindsay A. Gardner, directors of the Company, purchased 436 shares, 35,714 shares and 28,572 shares of the Company's common stock, respectively, at a purchase price of $7.00 per share, pursuant to a Purchase Agreement dated as of February 12, 2014. As part of the private placement, they each received warrants to purchase up to 50% of their number of shares of common stock at an exercise price of $7.00 per share and warrants to purchase up to another 50% of their number of shares of common stock at an exercise price of $10.00 per share.

In the warrant exchange transaction completed on August 14, 2015 as discussed in Note 9, the Special Situations funds, the Company's largest institutional shareholder, and Brian W. Brady, a director of the Company, participated in the transaction by exercising warrants that they received in the Company's previous private placements. The Special Situations funds made a payment in the amount of $3,414,572 in consideration for 542,858 shares of the Company's common stock, and Mr. Brady made a payment in the amount of $2,460,208 in consideration for 502,940 shares of the Company's common stock. The Special Situations funds and Mr. Brady exercised their warrants at the same price and on the same terms and conditions as all other warrant holders in the transaction, the negotiation of which terms was led by the Special Situations funds and other institutional shareholders. Mr. Murphy and Mr. Gardner also participated in the warrant exchange transaction and made payments of $2,741 and $179,715, respectively, in consideration for 436 and 28,572, respective shares of the Company's common stock.
During the twelve months ended December 31, 2014, the Company incurred approximately $75,000 in legal fees payable to Northwest Broadcasting, Inc. where Brian Brady, a director, is the President and Chief Executive Officer. The legal fees are included as part of the offering related expenses in the 2014 Private Placement.

NOTE 13.    SUBSEQUENT EVENTS

No material events have occurred after December 31, 2015 that require recognition or disclosure in the financial statements except as follows:

Reverse Stock Split
On January 6, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 20 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company's common stock or stock equivalents reflects the 1-for-20 reverse stock split of the Company's outstanding shares of common stock that became market effective on January 11, 2016. There was no change in the Company's authorized common shares.

Nasdaq Uplisting
On January 25, 2016, the Company filed Form 8-A to register our securities pursuant to Section 12(b) of the Exchange Act. Thereafter, on January 26, 2016, the Company's shares of common stock commenced trading on the Nasdaq Capital Market under the symbol IZEA. Prior thereto, the Company's common stock was quoted on the OTCQB marketplace under the same symbol.

Ebyline Payment
On January 29, 2016, the Company issued 114,398 shares of common stock valued at $848,832 to the former Ebyline stockholders as settlement of the Company's annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of the Stock Purchase Agreement.

ITEM 9 – CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K for the period ended December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

On January 29, 2016, we issued 114,398 shares of common stock valued at $848,832 to the former Ebyline stockholders as settlement of our annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of the Stock Purchase Agreement. Such shares were issued in accordance with the exemption retained in Section 4 (2) of the Securities Exchange Act of 1933, as amended.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	39	Founder, President, Chief Executive Officer and Chairman of the Board
Ryan S. Schram	35	Chief Operating Officer and Director
LeAnn C. Hitchcock	46	Chief Financial Officer
Brian W. Brady	57	Director
Lindsay A. Gardner	55	Director, Compensation Committee Chairman
John H. Caron	58	Director
Jill M. Golder	54	Director, Audit Committee Chairman
Daniel R. Rua	47	Director

The principal occupations for at least the past five years of each of our executive officers and directors are as follows:

Executive Officers

Edward H. (Ted) Murphy, Founder, President, Chief Executive Officer and Chairman of the Board, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder, President and Chief Executive Officer, Mr. Murphy leads our company, both with his day-to-day operational leadership and with his strategic vision for the company and its products. His efforts have received recognition from media outlets including The Wall Street Journal, Wired, USA Today, Forbes, The New York Times, Business Week, PC World, CNN Money and Fortune. In addition to media coverage, Mr. Murphy has keynoted and spoken on panels at over 100 social media and financial events including SXSW, WOMMA, BlogWorld, Pubcon, and Dow Jones Venture One Summit. Mr. Murphy is a regular guest on FOX Business, CNBC and Bloomberg television. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy was elected as a director based on his extensive social sponsorship industry knowledge and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Ryan S. Schram, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading our client development, account management, brand marketing, public relations and creator alliance organizations. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at ePrize, the industry leader in integrated engagement marketing. Prior to that, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive. Mr. Schram holds a B.A. degree in management from the Eli Broad College of Business at Michigan State University. Mr. Schram was elected as a director of our company due to his substantial knowledge and working experience in marketing and client development in quickly evolving industries.

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

Directors

Brian W. Brady, Director, joined our Board of Directors in August 2012. Mr. Brady is the Founder and Chief Executive Officer of Northwest Broadcasting, Inc., which owns and operates seven television stations including FOX affiliates in four U.S. markets, since 1995. Mr. Brady has also been the President of Eagle Creek Broadcasting, which owns and operates a CBS affiliate in Laredo, Texas, since 2002. Mr. Brady served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. The FOX Affiliate Board is a representative body of independent stations affiliated with the FOX Network, part of News Corporation. He currently serves on the Boards of the National Association of Broadcasters (NAB) and Syncbak, Inc. Mr. Brady previously served on the Board of Directors of The Ferris Foundation and Saga Communications, a publicly-traded media company. Mr. Brady holds a B.S. degree in advertising from Ferris State University. Mr. Brady was elected to serve as a member of our Board of Directors due to his more than 25 years of experience in the multi-media industry making his input invaluable to us as we expand our portfolio of clients and platform offerings.

John H. Caron, Director, joined our Board of Directors in April 2015. Mr. Caron has 27 years of marketing experience in the consumer packaged goods and restaurant industries. Mr. Caron is currently an independent director on the board of Tijuana Flats, an independent director on the board of Thrive Frozen Nutrition, on the Strategic Advisory Board for Kairos and, since 2013 a board member for venVelo, a Central Florida early-stage venture fund. Mr. Caron was also a member of our Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013, Darden's Chief Marketing Officer from March 2010 to May 2011 and Darden's Executive Vice President of Marketing for Olive Garden from 2003 to 2010. As a member of Darden's Executive Operating Team, Mr. Caron led brand growth strategy across the enterprise to help ensure each Darden brand was appropriately positioned and had clearly identified plans in place to drive sustainable growth. Before joining Darden Restaurants, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor's degree in Political Science from The Colorado College and a Master's degree in American Politics from New York University Department of Politics. Mr. Caron also earned an MBA in Marketing from New York University Stern School of Business. Mr. Caron was elected to serve as a member of the Board of Directors due to his decades of experience in leading and managing marketing and branding operations in highly competitive industries.

Lindsay A. Gardner, Director, joined our Board of Directors in December 2013. Mr. Gardner has 25 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Currently, Mr. Gardner serves as the Chief Content Officer of Layer3TV and is also a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $100 billion under management. Since May 2010, he has focused on global buyout opportunities in the media sector. From 2007-2010, Mr. Gardner was a partner of New York-based, MediaTech Capital Partners. From 1999 until mid-2007, Mr. Gardner led distribution, sales and marketing for Fox Networks, today the most diverse, powerful and profitable US cable channel operator. During his tenure, he built Fox’s cable network portfolio from a handful of small networks into one of the industry’s largest and most diverse. Mr. Gardner currently serves on the board of directors for the Courage Campaign Institute. Mr. Gardner received an M.B.A. from The Wharton School of the University of Pennsylvania and a B.A. degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board of Directors due to his significant experience in the media, technology and entertainment industries, as both an executive and a private equity investor.

Jill M. Golder, Director, joined our Board in May 2015. Ms. Golder has 26 years of finance, accounting and corporate governance experience and has served in numerous leadership roles at Fortune 500 companies. Ms. Golder joined Ruby Tuesday (NYSE:RT), an international restaurant company with more than 40,000 employees and $1.1 billion in annual sales, in April 2013 and was named Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary in June 2014.  Ms. Golder served as Senior Vice President, Finance, from April 2013 to June 2014. Prior to joining Ruby Tuesday, Ms. Golder served as Chief Financial Officer for Cooper’s Hawk Winery & Restaurants from September 2012 to April 2013. Prior to her tenure at Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, holding progressively responsible positions in finance.  During her last 10 years with Darden, Ms. Golder held the position of Senior Vice President, Finance, leading finance for brands including Olive Garden, Red Lobster and the Specialty Restaurant Group. Ms. Golder has also served as Director of Strategic Planning & Corporate Analysis at Domino's Pizza and she earlier served as a Manager of Finance at Walt Disney World. Ms. Golder serves on the University of Tennessee Economics Advisory Council. She earned a Bachelor of Arts degree with a major in Economics at Kalamazoo College and a Masters in Business Administration from the University of Chicago Booth School of Business. Ms. Golder was elected to serve as a member of the Board of Directors due to her extensive knowledge of complex financial, accounting and operational issues highly relevant to our business.

Daniel R. Rua, Director, rejoined our Board of Directors in July 2012. Since November 2015, Mr. Rua has served as the CEO of Admiral, a private company that provides advanced adblock analaytics and advertising revenue recover for online publishers. From September 2006 to May 2011, Mr. Rua served as the Executive Chairman and an early investor in our predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund, since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley’s early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led internet protocol development at IBM’s Networking Labs in Research Triangle, from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo), and serves other board and operating roles as part of his technology investing. Mr. Rua holds a B.S. degree in computer engineering from the University of Florida. He also earned a J.D. from the University of North Carolina School of Law and an M.B.A. from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua was elected to serve as a member of our Board of Directors due to his extensive knowledge of our products and services as a director and early investor in our predecessor, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies.

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

Compliance with Section 16(a) of the Exchange Act

Prior to February 25, 2016, our directors, executive officers and persons who own greater than 10% of our outstanding shares (“Reporting Persons”) were not required to file Section 16(a) ownership reports, because our shares were not yet registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act. Accordingly, no reports with respect to beneficial ownership of our equity securities were filed by our directors and executive officers during the year ended December 31, 2015.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our code of business conduct and ethics available on our website at http://corp.izea.com.

Corporate Governance

Our Board of Directors held 15 meetings during 2015. Each director then serving attended 75% or more of the aggregate of: (1) the total number of Board meetings, and (2) the total number of meetings of the committee(s) of which he or she is a member, if any. We do not have a written policy on board attendance at annual meetings of stockholders; however, we intend to schedule a Board meeting immediately after an annual meeting for which directors attending receive compensation.
We have established an audit committee, compensation committee and nominating committee. Our entire Board performed all of the duties and responsibilities which might be contemplated by each committee until June 2015. On June 2,

2015, the Board determined that the Audit Committee and the Compensation Committee would begin to operate independently from the Board.

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

     The Audit Committee is comprised of three non-employee directors: Jill M. Golder, John H. Caron and Daniel R. Rua.  The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in Rule 5605 of the listing standards of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  Ms. Golder serves as the audit committee chairman and is designated as the “audit committee financial expert" based on her 26 years of finance, accounting and corporate governance experience. The Audit Committee met telephonically four times at regularly scheduled meetings during the year ended December 31, 2015.

Compensation Committee. The compensation committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers.  The compensation committee would also review and administer our equity incentive compensation plans, and recommend and approve grants of stock options or other awards under that plan.

The Compensation Committee is comprised of three non-employee directors: Lindsay A. Gardner, John H. Caron and Daniel R. Rua.  The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in Rule 4200(a)(15) of the listing standards of the NASD and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  Mr. Gardner serves as the compensation committee chairman. The Compensation Committee met as needed as part of the 12 regularly scheduled Board meetings during the year ended December 31, 2015.

Nominating Committee.  The purpose of the nominating committee is to select, or recommend for our entire Board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board.  The nominating committee's duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes. Our entire Board performs all of the duties and responsibilities required of the nominating committee.

While we do not have a formal diversity policy for Board membership, the Board does seek to ensure that its membership consists of sufficiently diverse backgrounds, meaning a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. In considering candidates for the Board, the independent directors consider, among other factors, diversity with respect to viewpoints, skills, experience and other demographics.

Director Independence

The Board of Directors has determined that John H. Caron, Lindsay A. Gardner, Jill M. Golder and Daniel R. Rua are “independent,” as independence is defined in the listing standards for the Nasdaq Stock Market. Accordingly, four of our seven directors are independent.

Board Leadership Structure

Edward H. (Ted) Murphy has been our Chairman of the Board, President and Chief Executive Officer since 2006 when he founded the company. We believe that having one person, particularly Mr. Murphy with his deep industry and executive management experience, his extensive knowledge of the operations of our company and his own history of innovation and strategic thinking, serve as both Chairman and Chief Executive Officer is the best leadership structure for our company because it demonstrates to employees, customers and stockholders that we are under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. This unity of leadership promotes strategy development and execution, timely decision-making and effective management of company resources. We believe that we have been well served by this structure.

Four of our seven directors are independent. In addition, all of the directors on each of the Audit Committee and Compensation Committee are independent directors and each of these committees is led by a committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. We do not have a lead independent director, but, as required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of the independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes. Our independent directors bring experience, oversight and expertise from outside the company and industry, while Mr. Murphy, Mr. Schram and Ms. Hitchcock bring company-specific experience and expertise.

Risk Oversight

While the Board of Directors is responsible for overseeing our risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors our major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed, and the Board receives reports on risk management from our senior officers and from the chair of the Audit Committee. In addition, Mr. Murphy’s extensive knowledge of our company uniquely qualifies him to lead the Board in assessing risks. The Board of Directors believes that the work undertaken by the Audit Committee, the full Board and the Chairman and Chief Executive Officer, enables the Board to effectively oversee the Company’s risk management function.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as our principal executive officer (“PEO”) during the year ended December 31, 2015; (ii) each person who served as our principal financial officer (“PFO”) during the year ended December 31, 2015; and (iii) up to two other most highly compensated executive officers other than the PEO or the PFO who were serving as executive officers as of December 31, 2015 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Edward H. (Ted) Murphy	2015	228,375	247,335	—	206,829	—	—	—	682,539
President and Chief Executive Officer	2014	197,500	96,552	—	320,280	—	—	—	614,332
Ryan S. Schram	2015	243,600	139,761	—	30,071	—	—	—	413,432
Chief Operating Officer	2014	230,000	110,726	—	—	—	—	—	340,726
LeAnn C. Hitchcock (2)	2015	185,000	16,706	—	40,780	—	—	—	242,486
Chief Financial Officer	2014	67,114	7,848	—	60,160	—	—	130,635	265,757
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

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2015 pursuant to our equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Edward H. (Ted) Murphy (1)	6,250	—	—	$120.00	5/25/2017
President and Chief Executive Officer	3,134	—	—	$120.00	5/25/2017
	25,000	—	—	$5.00	3/1/2023
	9,384	—	—	$5.00	3/1/2023
	168,398	51,551	—	$5.00	8/15/2023
	36,905	33,953	—	$7.300	9/9/2019
	20,098	19,902	—	$5.20	12/26/2024
	1,977	5,323	—	$7.80	4/1/2025
	648	2,460	—	$8.40	7/1/2025
	482	2,825	—	$8.00	10/1/2025
	3,895	33,493	—	$7.80	11/30/2025

Ryan S. Schram (2)	3,125	—	—	$120.00	5/25/2017
Chief Operating Officer	625	—	—	$120.00	5/25/2017
	5,000	—	—	$5.00	3/1/2023
	3,750	—	—	$5.00	3/1/2023
	6,000	4,000	—	$5.40	5/20/2019
	23,438	14,062	—	$6.80	11/3/2018
	2,222	4,445	—	$5.60	1/2/2025
	330	887	—	$7.80	4/1/2025
	106	405	—	$8.40	7/1/2025
	82	478	—	$8.00	10/1/2025

LeAnn C. Hitchcock (3)	122	3	—	$72.00	6/8/2017
Chief Financial Officer	125	—	—	$5.00	3/1/2023
	3,000	2,000	—	$5.40	5/20/2019
	8,333	11,667	—	$8.00	8/25/2019
	1,042	8,958	—	$8.00	12/1/2025
_________________

(1)
On May 25, 2012, Mr. Murphy received a non-qualified option to purchase 6,250 shares of common stock at an exercise price of $120 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested as to 1,563 shares on May 25, 2013 and vests approximately 130 shares per month thereafter. Additionally, on May 25, 2012, Mr. Murphy received a non-qualified option to purchase 3,134 shares of common stock at an exercise price of $120 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested immediately on May 25, 2012 as to 2,351 shares and vests in equal monthly installments of approximately 3,132 shares thereafter. On March 1, 2013, Mr. Murphy received an incentive stock option to purchase 25,000 shares of common stock at an exercise price of $5.00 per share. The option vests in equal monthly installments of approximately

694 shares over the three years following the grant date and expires on March 1, 2023. Additionally, on March 1, 2013, Mr. Murphy received an incentive stock option to purchase 9,384 shares of common stock at an exercise price of $5.00 per share. The option vested 100% on March 1, 2014 and expires on March 1, 2023. In connection with our 2013 private placement, Mr. Murphy received a non-qualified stock option to purchase 219,949 shares of common stock at an exercise price of $5.00 per share, expiring ten years from the issuance date. The option vested immediately as to 54,987 shares (25%) and vests in equal monthly installments of approximately 3,437 shares over four years. On September 9, 2014, Mr. Murphy received a non-qualified stock option to purchase 70,858 shares of common stock at an exercise price of $7.30 per share. The option vested immediately as to 7,381 shares and the remainder vests in equal monthly installments of approximately 1,476 shares over 43 months following the grant date and expires on September 9, 2019. On December 26, 2014, Mr. Murphy received a non-qualified stock option to purchase 40,000 shares of common stock at an exercise price of $5.20 per share. The option vested immediately as to 6,000 shares and the remainder vests in equal monthly monthly installments of approximately 829 shares over 41 months following the grant date and expires on December 26, 2024. On April 1, 2015, Mr. Murphy received an incentive stock option to purchase 7,300 shares of common stock at an exercise price of $7.80 per share. The option vests in equal monthly installments of approximately 152 shares over the four years following the grant date and expires on April 1, 2025. On July 1, 2015, Mr. Murphy received an incentive stock option to purchase 3,108 shares of common stock at an exercise price of $8.40 per share. The option vests in equal monthly installments of approximately 65 shares over the four years following the grant date and expires on July 1, 2025. On October 1, 2015, Mr. Murphy received an incentive stock option to purchase 3,307 shares of common stock at an exercise price of $8.00 per share. The option vests in equal monthly installments of approximately 69 shares over the four years following the grant date and expires on October1, 2025. On November 30, 2015, Mr. Murphy received a non-qualified stock option to purchase 37,388 shares of common stock at an exercise price of $7.80 per share. The option vests in equal monthly installments of approximately 779 shares over four years following the grant date and expires on November 30, 2025.

(2)
On May 25, 2012, Mr. Schram received a non-qualified option to purchase 3,125 shares of common stock at an exercise price of $120 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested as to 781 shares on May 25, 2013 and vests approximately 65 shares per month thereafter. Additionally, on May 25, 2012 Mr. Schram received a non-qualified option to purchase 625 shares of common stock at an exercise price of $120 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested as to 156 shares on June 30, 2012 and vests in equal monthly installments of approximately 13 shares thereafter. On March 1, 2013, Mr. Schram received an incentive stock option to purchase 5,000 shares of common stock at an exercise price of $5.00 per share. The option vests in equal installments of approximately 139 shares per month over three years from the grant date and expires on March 1, 2023. Additionally, on March 1, 2013, Mr. Schram received an incentive stock option to purchase 3,750 shares of common stock at an exercise price of $5.00 per share. The option vested 100% on March 1, 2014 and expires on March 1, 2023. On May 20, 2013, Mr. Schram received an incentive stock option to purchase 10,000 shares of common stock at an exercise price of $5.40 per share. The option vests in equal monthly installments of approximately 167 shares over five years following the grant date and expires on May 20, 2019. On November 3, 2013, Mr. Schram received a non-qualified stock option to purchase 37,500 shares of common stock at an exercise price of $6.80 per share, expiring on November 3, 2018. The option vested as to 9,375 shares on November 3, 2014 and vests approximately 781 shares per month thereafter. On January 2, 2015, Mr. Schram received an incentive stock option to purchase 6,667 shares of common stock at an exercise price of $5.60 per share. The option vests in equal monthly installments of approximately 139 shares per month over four years following the grant date and expires on January 2, 2025. On April 1, 2015, Mr. Schram received an incentive stock option to purchase 1,217 shares of common stock at an exercise price of $7.80 per share. The option vests in equal monthly installments of approximately 25 shares over four years following the grant date and expires on April 1, 2025. On July 1, 2015, Mr. Schram received an incentive stock option to purchase 511 shares of common stock at an exercise price of $8.40 per share. The option vests in equal monthly installments of approximately 11 shares over four years following the grant date and expires on July 1, 2025. On October 1, 2015, Mr. Schram received an incentive stock option to purchase 560 shares of common stock at an exercise price of $8.00 per share. The option vests in equal monthly installments of approximately 12 shares over four years following the grant date and expires on October 1, 2025.

(3)
On June 8, 2012, Ms. Hitchcock received a non-qualified stock option to purchase 125 shares of common stock at an exercise price of $72.00 per share expiring on June 8, 2017. This option vested as to 31 shares on June 8, 2013 and vests approximately 3 shares per month thereafter. On March 1, 2013, Ms. Hitchcock received a non-qualified stock option to purchase 125 shares of common stock at an exercise price of $5.00 per share. The option vested 100% on March 1, 2014 and expires on March 1, 2023. On May 20, 2013, Ms. Hitchcock received a non-qualified stock option to purchase 5,000 shares of common stock at an exercise price of $5.40 per share. The option vests in equal monthly installments of approximately 83 shares over five years and expires on May 20, 2019. On August 25, 2014, Ms. Hitchcock received an option to purchase 20,000 shares of common stock at an exercise price of $8.00 and expiring on

August 25, 2019. The option vests as to 5,000 shares (25%) one year after the issuance date and the remainder in equal monthly installments of approximately 417 shares over the following three years. On December 1, 2015, Ms. Hitchcock received an incentive stock option to purchase 10,000 shares of common stock at an exercise price of $8.00 per share. The option vests in equal monthly installments of approximately 208 shares over four years following the grant date and expires on December 1, 2025.

Employment Agreements

On December 26, 2014, the Board of Directors signed a new employment agreement with Edward H. (Ted) Murphy with an initial term commencing on December 1, 2014 and ending on November 30, 2017. Pursuant to the employment agreement, Mr. Murphy will receive an annual base salary of $225,000 with a guaranteed base salary increase of no less than 2% in April of each year and annual stock options with a fair value of $150,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 40,000 shares. In the event the fair market value of the stock option grant is less than $150,000 as limited by the 40,000 share cap, Mr. Murphy will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted Stock Units with the same vesting schedule as the stock options, at the sole discretion of the Board of Directors. Additionally, he is eligible for annual bonus distributions up to $85,000 in cash and $150,000 in stock options as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2014, Mr. Murphy was awarded cash bonuses totaling $96,552 of which $29,972 was remaining to be paid in 2015. For the year ended December 31, 2015, Mr. Murphy was awarded cash bonuses totaling $247,335 of which $15,133 was remaining to be paid in 2016.

In connection with the agreement, Mr. Murphy received an option to purchase 40,000 shares of common stock at an exercise price of $5.20 per share, expiring on December 26, 2024. The option vests 15% immediately and the remainder in equal monthly installments over 41 months commencing December 31, 2014.

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

Pursuant to an employment agreement dated August 25, 2014, LeAnn C. Hitchcock will receive an annual base salary of $185,000 and be eligible for bonus distributions as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. Effective December 1, 2015, the Board increased Ms. Hitchcock's salary to an annual base salary of $200,000 and granted a stock option to purchase 10,000 shares of common stock at an exercise price of $8.00 per share, expiring on December 1, 2025. The option vests in equal monthly installments over 48 months commencing December 1, 2015.

    Ms. Hitchcock's employment agreement is subject to early termination for any reason upon written notice to her and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, Ms. Hitchcock will be entitled to a severance of three months of her then current salary. In the case of termination due to disability, Ms. Hitchcock will be entitled to a severance of current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreement) and Ms. Hitchcock's employment terminates within six months following the change of control for reasons other than for cause, then Ms. Hitchcock will be entitled to such amount equal to her then current compensation for the greater of three months or the time remaining between the termination and the six month anniversary of the change of control. For the year ended December 31, 2014, Ms. Hitchcock was awarded cash bonuses totaling $7,848 of which $5,283 was remaining to be paid in 2015. For the year ended December 31, 2015, Ms. Hitchcock was awarded cash bonuses totaling $16,706 of which $5,341 was remaining to be paid in 2016.

On January 25, 2015, we entered into an Amended and Restated Executive Employment Agreement, effective January 1, 2015, with Ryan S. Schram to serve as our Chief Operating Officer through December 31, 2017, subject to renewal, in consideration for an annual base salary of $240,000 and annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 6,667 shares. In the event the fair market value of the stock option grant is less than $25,000 as limited by the 6,667 share cap, Mr.

Schram will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted Stock Units with the same vesting schedule as the stock options, at the sole discretion of the Board of Directors. Mr. Schram will also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on our gross revenue. If Mr. Schram is terminated for any reason other than death, disability or cause, or if he resigns for good reason (as those terms are defined in his amended employment agreement), Mr. Schram will be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his responsibilities, will be deemed to constitute good reason under his amended employment agreement. For the year ended December 31, 2014, Mr. Schram was awarded cash bonuses totaling $110,726 of which $29,934 was remaining to be paid in 2015. For the year ended December 31, 2015, Mr. Schram was awarded cash bonuses totaling $139,761 of which $42,852 was remaining to be paid in 2016.
Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compen-sation ($)	Total ($)
Brian W. Brady (2)	29,000	25,000	40,297	—	94,297
John H. Caron (3)	23,167	17,708	9,000		49,875
Lindsay A. Gardner (4)	29,000	25,000	4,704	—	58,704
Jill M. Golder (5)	19,667	14,583	11,860		46,110
Daniel R. Rua (6)	30,000	25,000	36,559	—	91,559
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

(2)
On August 7, 2012, we appointed Brian W. Brady to our Board of Directors. In 2015, Mr. Brady received 3,255 shares of restricted stock valued at $25,000 and cash compensation of $29,000 in accordance with the non-employee director compensation program effected in March 2013. Additionally, Mr. Brady received an option to purchase 9,882 shares of common stock at an exercise price of $7.70 per share, expiring on April 8, 2025. The option vests in equal monthly installments over 48 months commencing April 8, 2015.

(3)
On April 13, 2015, we appointed John H. Caron to our Board of Directors. In 2015, Mr. Caron received 2,170 shares of restricted stock valued at $17,708 and cash compensation of $23,167 in accordance with the non-employee director compensation program effected in March 2013. Upon joining the Board, Mr. Caron received an option to purchase 2,500 shares of common stock at an exercise price of $7.60 per share, expiring on April 13, 2025. The option vests in equal monthly installments over 48 months commencing April 13, 2015.

(4)
On December 10, 2013, we appointed Lindsay A. Gardner to our Board of Directors. In 2015, Mr. Gardner received 3,255 shares of restricted stock valued at $25,000 and cash compensation of $29,000 in accordance with the non-employee director compensation program effected in March 2013. Additionally, Mr. Gardner received an option to purchase 1,154 shares of common stock at an exercise price of $7.70 per share, expiring on April 8, 2025. The option vests in equal monthly installments over 48 months commencing April 8, 2015.

(5)
On May 26, 2015, we appointed Jill M. Golder to our Board of Directors. In 2015, Ms. Golder received 1,832 shares of restricted stock valued at $14,583 and cash compensation of $19,667 in accordance with the non-employee director compensation program effected in March 2013. Upon joining the Board, Ms. Golder received an option to purchase 2,500 shares of common stock at an exercise price of $10.00 per share, expiring on May 26, 2025. The option vests in equal monthly installments over 48 months commencing May 26, 2015.

(6)
On July 31, 2012, we reappointed Daniel R. Rua to our Board of Directors. In 2015, Mr. Rua received 3,255 shares of restricted stock valued at $25,000 and cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013. Additionally, Mr. Rua received an option to purchase 9,882 shares of common stock at an exercise price of $7.70 per share, expiring on April 8, 2025. The option vests in equal monthly installments over 48 months commencing April 8, 2015.

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

Equity Compensation Plan Information

In May 2011, the board of directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows us to provide options as an incentive for employees and consultants.  On April 16, 2014, upon consent from holders of a majority of our outstanding voting capital stock, we increased the number of shares of common stock available for issuance under the May 2011 Plan from 11,613,715 to 1,000,000 shares. As of March 18, 2016, options to purchase 840,708 shares have been granted and are outstanding and options to purchase 125 shares have been exercised, leaving an aggregate of 159,167 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, we adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 4,375 shares of common stock. As of March 18, 2016, options to purchase all 4,375 shares have been granted and are outstanding under the August 2011 Plan.

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

On April 16, 2014, stockholders holding a majority of our outstanding shares of common stock, upon previous recommendation and approval of our Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of our common stock for issuance thereunder. Any employee regularly employed by our company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by our Board. As of March 18, 2016, 13,785 shares have been issued under the ESPP.

The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	830,599	$8.65	173,651
Equity compensation plans not approved by security holders	—	—	—
Total	830,599	$8.65	173,651

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table and accompanying footnotes below set forth information as of March 18, 2016 with respect to the beneficial ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our outstanding common stock,

•	each of our directors,

•	our executive officers, and

•	all of our directors and executive officers as a group.

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

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	301,278	5.4%
Ryan S. Schram (3)	46,652	0.9%
LeAnn C. Hitchcock (4)	13,899	0.3%
Brian W. Brady (5)	904,280	16.9%
John H. Caron (6)	27,012	0.5%
Lindsay A. Gardner (7)	69,262	1.3%
Jill M. Golder (8)	6,643	0.1%
Daniel R. Rua (9)	14,944	0.3%

5% Stockholders:
Special Situations Technology Fund II, L.P. (10)	546,621	10.2%
Special Situations Private Equity Fund, L.P. (10)	375,132	7.0%
Special Situations Technology Fund, L.P. (10)	96,463	1.8%
Goldman Partners, L.P. (11)	265,002	5.0%
Privet Fund LP (12)	272,048	5.1%

All executive officers and directors as a group (8 persons) (13)	1,383,970	24.3%
_________________

(1)	Applicable percentage of ownership for each holder is based on 5,339,944 shares outstanding as of March 18, 2016.

(2)	Includes 25,107 shares and exercisable stock options to purchase 276,171 shares of common stock under our May 2011 Equity Incentive Plan.

(3)	Includes 1,444 shares and exercisable stock options to purchase 45,208 shares of common stock under our May 2011 Equity Incentive Plan.

(4)	Includes 1,277 shares and exercisable stock options to purchase 12,622 shares of common stock under our May 2011 Equity Incentive Plan.

(5)
Includes 900,354 shares, exercisable stock options to purchase 3,301 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 625 shares of common stock under our August 2011 Equity Incentive Plan.

(6)	Includes 22,689 shares and exercisable stock options to purchase 4,323 shares of common stock under our May 2011 Equity Incentive Plan.

(7)
Includes 64,626 shares, exercisable stock options to purchase 2,136 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 2,500 shares of common stock under our August 2011 Equity Incentive Plan.

(8)	Includes 4,351 shares, exercisable stock options to purchase 2,292 shares of common stock under our May 2011 Equity Incentive Plan.

(9)
Includes 11,266 shares, exercisable stock options to purchase 3 053shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 625 shares of common stock under our August 2011 Equity Incentive Plan.

(10)
Special Situations Technology Fund II, L.P. (SSFTechII) is the registered holder of 546,621 shares , Special Situations Private Equity Fund, L.P. (SSFPE) is the registered holder of 375,132 shares, and Special Situations Technology Fund, L.P. (SSFTech) is the registered holder of 96,463 shares.  As a result of the beneficial ownership limitations included in the warrants held by SSFTechII, SSFPE and SSFTech, the warrants may be exercised to the extent that the total number of shares of common stock then beneficially owned does not exceed 19.99% of the outstanding stock. AWM Investment Company, Inc. (AWM) is the investment adviser to SSFTechII, SSFPE and SSFTech.  Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe, Greenhouse and Stettner  share voting and investment control over the portfolio securities of each of the Special Situations funds listed above.  The address of the Special Situations funds is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(11)
Goldman Partners, L.P. is the registered holder of 265,002 shares. Neal Goldman, as General Partner of Goldman Partners, L.P., has voting and dispositive power of the shares and warrants owned by Goldman Partners, L.P. The address for Goldman Partners, L.P. is 767 Third Avenue, 25th Floor, New York, NY 10017.

(12)
Privet Fund LP is the registered holder of 272,048 shares . Ryan Levenson, as General Partner of Privet Fund LP, has voting and dispositive power of the shares and warrants owned by Privet Fund LP. The address for Privet Fund LP is 3280 Peachtree Road N.E., Suite 2670, Atlanta, GA 30305.

(13)
For all executive officers and directors as a group, this amount includes 1,031,114 shares and exercisable stock options to purchase 352,856 shares of common stock under our Equity Incentive Plans as further detailed in footnotes (2) through (9) above.

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

In our private placement completed on February 21, 2014, Edward H. (Ted) Murphy, Brian W. Brady and Lindsay A. Gardner, directors of our company, purchased from us 436 shares, 35,714 shares and 28,572 shares of our common stock, respectively, at a purchase price of $7.00 per share, pursuant to a Purchase Agreement dated as of February 12, 2014. As part of the private placement, they each received warrants to purchase up to 50% of their number of shares of common stock at an e xercise price of $7.00 per share and warrants to purchase up to another 50% of their number of shares of common stock at an exercise price of $10.00 per share.

In our warrant exchange transaction completed on August 14, 2015, the Special Situations funds, our largest institutional shareholder, and Brian W. Brady, a director of our company, participated in the transaction by exercising warrants that they received in our previous private placements. The Special Situations funds made a payment to us in the amount of $3,414,572 in consideration for 542,858 shares of our common stock, and Mr. Brady made a payment to us in the amount of $2,460,208 in consideration for 502,940 shares of our common stock. The Special Situations funds and Mr. Brady exercised their warrants at the same price and on the same terms and conditions as all other warrantholders in the transaction, the negotiation of which terms was led by the Special Situations funds and other institutional shareholders.
On August 15, 2015, we issued 84,375 shares of common stock to Brian W. Brady for shares that were granted to him in 2013 as consideration for loans made to the Company.

Director Independence

Each of our directors other than Edward H. (Ted) Murphy, Ryan S. Schram and Brian W. Brady qualifies as “independent” in accordance with the published listing requirements of the Nasdaq Stock Market.  As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.

We review all transactions involving us in which any of our directors, director nominees, significant shareholders and executive officers and their immediate family members are participants to determine whether such person has a direct or indirect material interest in the transaction.  All directors, director nominees and executive officers must notify us of any proposed transaction involving us in which such person has a direct or indirect material interest.  Such proposed transaction is then reviewed by either the Board as a whole or the Audit Committee, which determines whether or not to approve the transaction.  After such review, the reviewing body approves the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of the company and its shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 1, 2015, the practice of Cross, Fernandez & Riley, LLP ("CFR"), which was engaged as our independent registered public accounting firm was combined with BDO USA, LLP ("BDO") and the professional staff and partners of CFR joined BDO either as employees or partners of BDO. As a result of this transaction, CFR resigned as the Company's independent registered public accounting firm on August 1, 2015. On August 1, 2015, following the resignation of CFR, the Company, through and with the approval of its Board of Directors, appointed BDO as its independent registered public accounting firm.

Audit Fees

Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years. Audit fees billed by BDO during the year ended December 31, 2015 was $111,300. Audit fees billed by CFR during the years ended December 31, 2015 and 2014 were $28,150 and $115,555, respectively. All of these fees were pre-approved by our Board of Directors.

Audit-Related Fees

There were no audit-related fees billed by BDO or CFR to us during the years ended December 31, 2015 and 2014.

Tax Fees

Tax fees relate to preparation of federal and state income tax returns, tax consultation and compliance services, and additional tax research. Tax fees billed by BDO during the year ended December 31, 2015 was $10,410. Tax fees billed by

CFR during the years ended December 31, 2015 and 2014 were $1,470 and $6,982, respectively. All of these fees were pre-approved by the Board of Directors.

All Other Fees

There were no fees for other services billed by BDO or CFR to us during the year ended December 31, 2015. Other fees for compensation review services billed by CFR was $1,750 during the year ended December 31, 2014.

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

The audit committee has considered the services provided by BDO and CFR as disclosed above and has concluded that such services are compatible with the independence of BDO and CFR as our principal accountant.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1
Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Inc., Ebyline, Inc. and the Stockholders of Ebyline, Inc. listed on the signature pages thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).

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

3.10
Certificate of Amendment filed with the Secretary of State of the State of Nevada effective January 11, 2016 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 12, 2016).

4.1		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
4.2		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
4.3		Form of Warrant Amendment and Exercise Agreement dated July 20, 2015 between the Company and Warrant Holders (Incorporated by reference to Form 8-K, filed with the SEC on July 23, 2015).
10.1		Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2		Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3		Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.4		Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.5		Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.6	(a)	Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.7	(a)	2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.8	(a)	Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 25, 2014).
10.9	(a)	Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 31, 2014).
10.10	(a)	Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).

10.11
Business Financing Modification Agreement between IZEA, Inc., Ebyline, Inc. and Bridge Bank, NA, dated as of April 13, 2015 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on April 14, 2015).

21.1	*	List of Subsidiaries
23.1	*	Consent of BDO USA, LLP, independent registered public accounting firm.
23.2	*	Consent of Cross, Fernandez & Riley, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	(c)
The following materials from IZEA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.

(a)	Denotes management contract or compensatory plan or arrangement.

(b)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(c)
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

IZEA, Inc. a Nevada corporation

March 29, 2016	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 29, 2016	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 29, 2016
Edward H. Murphy
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ LeAnn C. Hitchcock	March 29, 2016
LeAnn C. Hitchcock
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	March 29, 2016
Ryan S. Schram
Chief Operating Officer and Director
/s/ Brian W. Brady	March 29, 2016
Brian W. Brady
Director
/s/ John H. Caron	March 29, 2016
John H. Caron
Director
/s/ Lindsay A. Gardner	March 29, 2016
Lindsay A. Gardner
Director
/s/ Jill M. Golder	March 29, 2016
Jill M. Golder
Director
/s/ Daniel R. Rua	March 29, 2016
Daniel R. Rua
Director