Form 10-Q
period 2016-03-31
IZEA, Inc.
filed 2016-05-11
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

 As of May 4, 2016, there were 5,342,153 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$10,064,454	$11,608,452
Accounts receivable, net of allowance for doubtful accounts of $190,000 and $139,000	2,976,322	3,917,925
Prepaid expenses	530,485	193,455
Other current assets	40,028	16,853
Total current assets	13,611,289	15,736,685

Property and equipment, net of accumulated depreciation of $506,566 and $445,971	582,173	596,008
Goodwill	2,468,289	2,468,289
Intangible assets, net of accumulated amortization of $926,101 and $730,278	1,610,368	1,806,191
Software development costs, net of accumulated amortization of $247,393 and $207,514	856,974	813,932
Security deposits	116,149	117,946
Total assets	$19,245,242	$21,539,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,055,800	$995,275
Accrued expenses	1,118,667	908,519
Unearned revenue	3,378,237	3,584,527
Current portion of deferred rent	28,451	14,662
Current portion of capital lease obligations	—	7,291
Current portion of acquisition costs payable	900,492	844,931
Total current liabilities	6,481,647	6,355,205

Deferred rent, less current portion	85,534	102,665
Acquisition costs payable, less current portion	—	889,080
Warrant liability	2,208	5,060
Total liabilities	6,569,389	7,352,010

Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,341,404 and 5,222,951, respectively, issued and outstanding	534	522
Additional paid-in capital	49,517,460	48,436,040
Accumulated deficit	(36,842,141)	(34,249,521)
Total stockholders’ equity	12,675,853	14,187,041

Total liabilities and stockholders’ equity	$19,245,242	$21,539,051

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015

Revenue	$5,465,950	$4,135,494
Cost of sales	3,101,369	2,441,491
Gross profit	2,364,581	1,694,003

Operating expenses:
General and administrative	2,580,001	1,860,514
Sales and marketing	2,359,663	1,581,487
Total operating expenses	4,939,664	3,442,001

Loss from operations	(2,575,083)	(1,747,998)

Other income (expense):
Interest expense	(21,339)	(18,770)
Change in fair value of derivatives, net	2,852	(2,505,951)
Other income, net	950	1,807
Total other income (expense)	(17,537)	(2,522,914)

Net loss	$(2,592,620)	$(4,270,912)

Weighted average common shares outstanding – basic and diluted	5,300,520	2,884,883
Basic and diluted loss per common share	$(0.49)	$(1.48)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	5,222,951	$522	$48,436,040	$(34,249,521)	$14,187,041
Stock issued for payment of acquisition liability	114,398	11	848,821	—	848,832
Stock issued for payment of services	4,055	1	31,249	—	31,250
Stock issuance costs	—	—	(3,622)	—	(3,622)
Stock-based compensation	—	—	204,972	—	204,972
Net loss	—	—	—	(2,592,620)	(2,592,620)
Balance, March 31, 2016	5,341,404	$534	$49,517,460	$(36,842,141)	$12,675,853

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,592,620)	$(4,270,912)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	60,595	47,019
Amortization of software development costs and other intangible assets	235,702	127,277
Provision for losses on accounts receivable	51,000	—
Stock-based compensation	204,972	142,331
Value of stock and warrants issued or to be issued for payment of services	31,250	35,050
Change in fair value of derivatives, net	(2,852)	2,505,951
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	890,603	34,698
Prepaid expenses and other current assets	(360,205)	(23,845)
Accounts payable	60,525	4,949
Accrued expenses	225,461	50,363
Unearned revenue	(206,290)	(181,541)
Deferred rent	(3,342)	548
Net cash used for operating activities	(1,405,201)	(1,528,112)

Cash flows from investing activities:
Purchase of equipment	(46,760)	(28,985)
Increase in software development costs	(82,921)	—
Acquisition, net of cash acquired	—	(995,286)
Security deposits	1,797	—
Net cash used for investing activities	(127,884)	(1,024,271)

Cash flows from financing activities:
Proceeds from exercise of options & warrants	—	5,264
Stock issuance costs	(3,622)	—
Payments on capital lease obligations	(7,291)	(14,592)
Net cash used for financing activities	(10,913)	(9,328)

Net decrease in cash and cash equivalents	(1,543,998)	(2,561,711)
Cash and cash equivalents, beginning of period	11,608,452	6,521,930

Cash and cash equivalents, end of period	$10,064,454	$3,960,219

Supplemental cash flow information:
Cash paid during the year for interest	$230	$2,362

Non-cash financing and investing activities:
Fair value of warrants issued	$—	$7,700
Acquisition costs payable for assets acquired	$—	$4,192,639
Acquisition costs paid through issuance of common stock	$848,832	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2016, the consolidated statements of operations for the three months ended March 31, 2016 and 2015, the consolidated statement of stockholders' equity for the three months ended March 31, 2016 and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2016.

Nature of Business
IZEA, Inc. (together with its wholly-owned subsidiaries, "we," "us," "our" or the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. On March 9, 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada to operate as a sales office for its Canadian customers beginning in the second quarter of 2016. On April 5, 2016, the Company filed Articles of Merger with the Secretary of State of Nevada to effect the merger of its wholly-owned, non-operating subsidiary, IZEA Innovations, Inc., a Delaware corporation originally incorporated on September 19, 2006, into the parent operations of IZEA, Inc., a Nevada corporation. The Company is headquartered near Orlando, Florida with additional offices in Chicago, Los Angeles and Toronto, and a sales presence in New York, Detroit and Boston.

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

On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”) (see Note 2). Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts.

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

Reverse Stock Split
On January 6, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 20 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company's common stock or stock equivalents reflects the 1-for-20 reverse stock split of the Company's outstanding shares of common stock that became market effective on January 11, 2016. There was no change in the number of the Company's authorized shares of common stock.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. and its wholly-owned subsidiary, Ebyline. All significant intercompany balances and transactions have been eliminated in consolidation.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $190,000 and $139,000 for doubtful accounts as of March 31, 2016 and December 31, 2015, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2016 and 2015.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At March 31, 2016, the Company had two customers which accounted for 26% of total accounts receivable in the aggregate. At December 31, 2015, the Company had one customer which accounted for 13% of total accounts receivable in the aggregate. The Company had two customers that accounted for 24% of its revenue during the three months ended March 31, 2016 and one customer that accounted for 12% of its revenue during the three months ended March 31, 2015.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying consolidated statements of operations was $60,595 and $47,019 for the three months ended March 31, 2016 and 2015, respectively.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs related to internal use software should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company amortizes software development costs equally over 5 years upon initial launch of the software or additional features. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $39,879 and $28,444 for the three months ended March 31, 2016 and 2015, respectively.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of December 31, 2015, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2016	$204,289
2017	204,289
2018	204,289
2019	118,958
2020	82,107
$813,932

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three months ended March 31, 2016 and 2015, there were no impairment charges associated with the Company's long-lived assets.

The Company is amortizing the identifiable intangible assets over a weighted average period of 3 years. Amortization expense on the Ebyline related identifiable intangible assets costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $195,823 and $98,833 for the three months ended March 31, 2016 and 2015, respectively.

As of December 31, 2015, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2016	$765,794
2017	759,961
2018	148,849
2019	93,294
2020	38,293
Total	$1,806,191

Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company has goodwill that has been recorded in connection with its acquisition of Ebyline. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

For managed customers, the Company enters into an agreement to provide services that may require multiple deliverables in the form of (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the advertiser's brand; (b) media advertisements, such as click-through advertisements appearing in websites and social media channels and (c) original content items, such as a research or news article, informational material or videos that a publisher or brand can use. The Company may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each of these items are considered delivered once the content is live through a public or social network or content has been delivered to the customer for their own use. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Payment terms are typically 30 days from the invoice date. If the Company is unable to provide a portion of the services, it may agree with the customer to provide a different type of service or to provide a credit for the value of those services that may be applied to the existing order or used for future services.

Sponsored Revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to several months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees is recognized straight-line over the term of service. Self-service advertisers must prepay for services by placing a deposit in their account with the Company. The deposits are typically paid by the advertiser via credit card. Advertisers who use the Company to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the advertiser or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, takes on credit risk, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising expense charged to operations for the three months ended March 31, 2016 and 2015 were approximately $111,000 and $118,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent
The Company’s operating leases for its office facilities contain rent abatements and predetermined fixed increases of the base rental rate during the lease term. The Company accounts for rental expense on a straight-line basis over the lease term. The Company records the difference between the straight-line expense and the actual amounts paid under the lease as deferred rent in the accompanying consolidated balance sheets.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Income Taxes
The Company has not recorded federal income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs minimal state franchise tax in two states which is included in general and administrative expenses in the consolidated statements of operations.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) and a warrant liability (see Note 3) as of March 31, 2016. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

payable, unearned revenue and accrued expenses. Unless otherwise disclosed, the fair value of the Company’s capital lease obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the May 2011 Equity Incentive Plan and August 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 5) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2016 and 2015:

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2016	March 31, 2015
Expected term	6 years	6 years
Weighted average volatility	52.68%	54.00%
Weighted average risk free interest rate	1.62%	1.50%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 10.41% and 13.93% during the three months ended March 31, 2016 and 2015, respectively.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in the first quarter of 2018.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09 stated above.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09, which will be the first quarter of 2018.

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

NOTE 2.     PURCHASE ACQUISITION

Purchase Price and Acquisition Costs Payable
On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline for a maximum purchase price to be paid over the next three years of $8,850,000.

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	3/31/2016
Cash paid at closing	$1,200,000	$1,200,000	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	900,492
Contingent performance payments (b)	2,210,000	1,834,300	—
Acquisition costs to be paid by Ebyline shareholders (c)	—	—	—
Total estimated consideration	$5,537,064	$5,016,939	$900,492

Current portion of acquisition costs payable			900,492
Long term portion of acquisition costs payable			—
Total acquisition costs payable			$900,492

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

(a)
The Stock Purchase Agreement required a $1,200,000 cash payment at closing, a $250,000 stock payment on July 30, 2015 and a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the additional amount owed became $1,877,064 to be paid in two equal installments of $938,532 on January 30, 2016 and January 30, 2017. This guaranteed purchase price consideration was discounted to present value using our current borrowing rate of prime plus 2% (5.25%). Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $15,313 and $15,138 for the three months ended March 31, 2016 and 2015, respectively. Per the Stock Purchase Agreement, the Company issued 31,821 shares of its common stock valued at $250,000 to satisfy a portion of the guaranteed purchase price payment obligation on July 30, 2015. On January 29, 2016, the Company issued 114,398 shares of common stock valued at $848,832 to satisfy the annual installment payment of $938,532 less $89,700 in closing related expenses (see item (c) below).

(b)
Total contingent performance payments up to $5,500,000 are to be paid based on Ebyline meeting certain revenue targets. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. The fair value of the $5,500,000 of contingent performance payments was calculated using a Monte-Carlo simulation to simulate revenue over the next three years. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 8.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 100,000 simulation trials. The volatility used for the simulation was 35%. The Monte Carlo simulation resulted in a calculated fair value of contingent performance payments of $2,210,000 on January 30, 2015. Because the contingent performance payments are subject to a 17% reduction related to the continued employment of certain key employees, ASC 805-10-55-25 indicates that a portion of these payments be treated as potential compensation to be accrued over the term rather than allocated to the purchase price. Therefore, the Company reduced its overall purchase price consideration by $357,700 and recorded the initial present value of the contingent performance payments at $1,834,300. Based on actual results for 2015 and current projections for Content Revenue for 2016-2017, the Content Revenue for every year is expected to be below 90% of the required Content Revenues targets. Therefore, the Company reduced the fair value of contingent performance payments to zero by the end of 2015. The gain as a result of the decrease in the estimated fair value of contingent performance payments was recorded as a reduction of general and administrative expense in the Company's consolidated statement of operations during the year ended December 31, 2015.

(c)
According to the stock purchase agreement, $89,700 in closing related expenses paid by Ebyline during the acquisition process are to be paid by the selling shareholders. These costs were deducted from the guaranteed payment on January 30, 2016.

Purchase Price Allocation
The final allocation of the purchase price as of January 30, 2015 is summarized as follows:

Final Purchase Price Allocation
Current assets	$738,279
Property and equipment	27,194
Identifiable intangible assets	2,370,000
Goodwill	2,468,289
Security deposits	18,553
Current liabilities	(605,376)
Total estimated consideration	$5,016,939

There are many synergies between the business operations of Ebyline and IZEA including a database of creators that can provide content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The Ebyline operations are included in the consolidated financial statements beginning on the date of acquisition of January 30, 2015. The Ebyline operations contributed revenue of $2,493,507 and gross profit of $485,793 in the consolidated statement of operations

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

for the three months ended March 31, 2016 and revenue of $1,368,607 and gross profit of $135,406 in the consolidated statement of operations during the two months from January 31, 2015 through March 31, 2015.

The following unaudited pro forma summary presents consolidated information of IZEA, Inc. as if the business combination with Ebyline had occurred on January 1, 2014:

Proforma
Three Months Ended
3/31/2015
Pro-Forma Revenue	$4,845,608
Pro-Forma Cost of Sales	3,091,637
Pro-Forma Gross Profit	1,753,971
Pro-Forma Net Loss	(4,371,577)

IZEA did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The pro forma revenue and earnings calculations have been calculated after applying the Company's accounting policies on revenue recognition and adjusting the results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2014. The Company incurred $77,406 in acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the three months ended March 31, 2015. These costs are reflected in pro forma earnings for the three months ended March 31, 2015.

NOTE 3.    DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the year ended December 31, 2015 and three months ended March 31, 2016:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2014	1,795,564	$3,203,465
Exercise of warrants for common stock	(1,392,832)	(5,348,408)
Loss on exchange of warrants	—	1,197,821
Reclassification of fair value of 2014 Private Placement warrants to equity	(396,536)	(1,181,638)
Change in fair value of derivatives	—	2,133,820
Balance, December 31, 2015	6,196	5,060
Change in fair value of derivatives	—	(2,852)
Balance, March 31, 2016	6,196	$2,208

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2015 and March 31, 2016 were as follows:

Binomial Assumptions	December 31, 2015	March 31, 2016
Fair market value of asset (1)	$7.66	$7.14
Exercise price	$25.00	$25.00
Term (2)	1.7 years	1.4 years
Implied expected life (3)	1.7 years	1.4 years
Volatility range of inputs (4)	83.00%	75.07%
Equivalent volatility (3)	83.00%	75.07%
Risk-free interest rate range of inputs (5)	1.06%	0.59%
Equivalent risk-free interest rate (3)	1.06%	0.59%
(1)  The fair market value of the asset was determined by using the Company's closing stock price as reflected in the OTCQB for the period ended December 31, 2015 and the Nasdaq Capital Market for the period ended March 31, 2016.
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

NOTE 4.    COMMITMENTS & CONTINGENCIES

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

NOTE 5.    STOCKHOLDERS' EQUITY

Authorized Shares
The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Reverse Stock Split
On January 6, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of one share for every 20 shares outstanding prior to the effective date of the reverse stock split. All current and historical information contained herein related to the share and per share information for the Company's common stock or stock equivalents reflects the 1-for-20 reverse stock split of the Company's outstanding shares of common stock that became market effective on January 11, 2016. There was no change in the number of the Company's authorized shares of common stock.

Nasdaq Uplisting
On January 25, 2016, the Company filed a registration statement on Form 8-A to register its securities pursuant to Section 12(b) of the Exchange Act. Thereafter, on January 26, 2016, the Company's shares of common stock commenced trading on the Nasdaq Capital Market under the symbol IZEA. Prior thereto, the Company's common stock was quoted on the OTCQB marketplace under the same symbol.

Stock Issued for Purchases
On January 29, 2016, we issued 114,398 shares of common stock valued at $848,832 to the former Ebyline stockholders as settlement of our annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of our January 2015 Stock Purchase Agreement.

Stock Issued for Services
The Company issued 4,055 shares of common stock valued at $31,250 to five directors for their service as directors of the Company during the three months ended March 31, 2016.

Total expense recognized for stock-based payments for services during the three months ended March 31, 2016 and 2015 was $31,250 and $27,450, respectively, all of which is included in general and administrative expense in the consolidated statements of operations. The fair value of the services is based on the value of the Company's common stock over the term of service.

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

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options to purchase up to 1,000,000 shares as an incentive for its employees and consultants.  As of March 31, 2016, the Company had 144,445 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 4,375 shares of common stock under the August 2011 Plan. As of March 31, 2016, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2015 and three months ended March 31, 2016, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2014	595,786	$9.20	6.5
Granted	277,059	7.43
Exercised	—	—
Forfeited	(42,246)	7.70
Outstanding at December 31, 2015	830,599	$8.65	6.8
Granted	38,535	7.33
Exercised	—	—
Forfeited	(9,329)	7.90
Outstanding at March 31, 2016	859,805	$8.60	6.7

Exercisable at March 31, 2016	420,491	$10.08	6.0

During the three months ended March 31, 2016 and 2015, no options were exercised. The fair value of our common stock on March 31, 2016 was $7.14 per share. The intrinsic value on outstanding options as of March 31, 2016 was $835,350. The intrinsic value on exercisable options as of March 31, 2016 was $579,371.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2015 and three months ended March 31, 2016, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2014	372,092	$4.00	3.0
Granted	277,059	3.84
Vested	(147,759)	4.32
Forfeited	(39,466)	3.44
Nonvested at December 31, 2015	461,926	$3.84	2.8
Granted	38,535	3.68
Vested	(52,121)	4.24
Forfeited	(9,026)	4.00
Nonvested at March 31, 2016	439,314	$3.76	2.8

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended March 31, 2016 and 2015 was $204,972 and $142,331, respectively. Stock-based compensation expense was recorded as $20,268 to sales and marketing and $184,704 to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2016. Stock-based compensation expense was recorded as $0 to sales and marketing and $142,331 to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2015. Future compensation related to nonvested awards expected to vest of $1,558,403 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of March 31, 2016, the Company had 61,215 remaining shares of common stock available for future grants under the ESPP.

NOTE 6.    EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income or loss by the basic weighted-average number of shares of common stock outstanding during each period presented. Diluted earnings per share is computed by dividing the net income or loss by the total of the basic weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(2,592,620)	$(4,270,912)
Weighted average shares outstanding - basic and diluted	5,300,520	2,884,883
Basic and diluted loss per common share	$(0.49)	$(1.48)

The Company excluded the following weighted average items from the above computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2016	March 31, 2015
Stock options	841,911	636,992
Warrants	534,653	2,700,971
Restricted stock units	—	85,417
Total excluded shares	1,376,564	3,423,380

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

Company History

IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered near Orlando, Florida with additional offices in Chicago, Los Angeles and Toronto and a sales presence in New York, Detroit and Boston.

Company Overview

IZEA operates online marketplaces that facilitate transactions between brands and influential content creators. These creators produce and distribute text, videos and photos on behalf of brands through websites, blogs and social media channels. Our technology enables transactions to be completed at scale through the management of content workflow, creator search and targeting, bidding, analytics and payment processing.

We help power the creator economy, allowing everyone from college students and stay at home moms to celebrities the opportunity to monetize their content, creativity and influence. Advertisers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their work and promotion.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline. Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts.

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

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Revenue	$5,465,950	$4,135,494	$1,330,456	32.2%
Cost of sales	3,101,369	2,441,491	659,878	27.0%
Gross profit	2,364,581	1,694,003	670,578	39.6%
Operating expenses:
General and administrative	2,580,001	1,860,514	719,487	38.7%
Sales and marketing	2,359,663	1,581,487	778,176	49.2%
Total operating expenses	4,939,664	3,442,001	1,497,663	43.5%
Loss from operations	(2,575,083)	(1,747,998)	(827,085)	(47.3)%
Other income (expense):
Interest expense	(21,339)	(18,770)	(2,569)	13.7%
Change in fair value of derivatives, net	2,852	(2,505,951)	2,508,803	(100.1)%
Other income, net	950	1,807	(857)	(47.4)%
Total other income (expense), net	(17,537)	(2,522,914)	2,505,377	99.3%
Net loss	$(2,592,620)	$(4,270,912)	$1,678,292	39.3%

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

Reconciliation of Net Loss to Adjusted EBITDA:	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(2,592,620)	$(4,270,912)
Non-cash stock-based compensation	204,972	142,331
Non-cash stock issued for payment of services	31,250	35,050
Change in the fair value of derivatives	(2,852)	2,505,951
Interest expense	21,339	18,770
Depreciation and amortization	296,297	174,296
Adjusted EBITDA	$(2,041,614)	$(1,394,514)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2016	March 31, 2015	March 31, 2015
Revenue & % of Total
Sponsored Revenue	$2,895,000	53%	$2,735,000	66%
Content Revenue	2,488,000	45%	1,365,000	33%
Service Fees & Other Revenue	83,000	2%	35,000	1%
Total Revenue	$5,466,000	100%	$4,135,000	100%

Cost of Sales & % of Total
Sponsored COS	$1,094,000	35%	$1,208,000	49%
Content COS	2,007,000	65%	1,233,000	51%
Service Fees & Other COS	—	—%	—	—%
Total Cost of Sales	$3,101,000	100%	$2,441,000	100%

Gross Profit & Profit %
Sponsored Revenue	$1,801,000	62%	$1,527,000	56%
Content Revenue	481,000	19%	132,000	10%
Service Fees & Other Revenue	83,000	100%	35,000	100%
Total Profit	$2,365,000	43%	$1,694,000	41%

Revenues for the three months ended March 31, 2016 increased by $1,330,456, or 32%, compared to the same period in 2015. Sponsored Revenue increased $160,000, Content Revenue increased $1,123,000 and Service Fee Revenue increased $48,000 during the three months ended March 31, 2016 compared to the same period in 2015. Sponsored Revenue increased primarily due to to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller advertiser self-service campaigns and generating repeat business from existing customers. Content Revenue increased due to the same reasons as Sponsored Revenue and also because there were three full months of revenue reported in 2016 compared to only two months in 2015 as a result of the Ebyline acquisition on January 30, 2015. Service Fee Revenue increased in the three months ended March 31, 2016 due to more licensing fees generated from the white-label partners in IZEAx.

Our net bookings of $7.4 million for the three months ended March 31, 2016 were 71% higher than the net bookings of $4.3 million for the three months ended March 31, 2015. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is recognized on average within 120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to continue to translate into higher revenue in 2016 as compared to 2015.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide content or advertising services through the pushing of sponsored content through a blog post, tweet, click or action.

Cost of sales for the three months ended March 31, 2016 increased by $659,878, or 27.0%, compared to the same period in 2015.  The increase in cost of sales proportionally increased primarily due to the increase in our sales.

Gross profit for the three months ended March 31, 2016 increased by $670,578, or 39.6%, compared to the same period in 2015.  Our gross profit as a percentage of revenue increased from 41% for the three months ended March 31, 2015 to 43% for the same period in 2016. Sponsored Revenue gross margin was 62% and Content Revenue was 19% for the three months ended March 31, 2016.

The gross profit increase was primarily attributable to increased use of our managed services versus self-service content and sponsored social offerings. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7% to 9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content Revenue to customers on a managed basis and expect to see continued improvement in the Content Revenue margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant affect on our overall gross profit percentage.

For the three months ended March 31, 2016, managed services were 31.5% of Content Revenue compared to 9.0% for the three months ended March 31, 2015. Additionally, the margins on the managed portion of Content Revenue increased by twelve percentage points for the three months ended March 31, 2016 as we incorporated our standard pricing guidelines into new bookings that were closed in fourth quarter of fiscal 2015.

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the three months ended March 31, 2016 increased by $1,497,663, or 43.5%, compared to the same period in 2015. The increase was primarily attributable to increased personnel costs and additional overhead resulting from increased personnel.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the three months ended March 31, 2016 increased by $719,487, or 38.7%, compared to the same period in 2015. The increase was primarily attributable to a $354,000 increase in personnel costs, a $50,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These costs increased as a result of an increase in the average number of our administrative and engineering personnel by 33% since the prior year period along with increased costs for those personnel. Increased personnel costs are expected to continue in 2016 due to planned growth in the total number of administrative and engineering personnel needed to handle our growing organization. The increase in general and administrative expenses is also attributable to a $122,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; a $74,000 increase in contractor expense for outsourced engineering and finance projects; a $42,000 increase in stock compensation; a $37,000 increase in public company related expenditures as a result of initial listing fees and expenses related to our up-listing to the Nasdaq Capital Market in February 2016; and a $31,000 increase in rent for our facilities and an additional office in Canada.

Sales and marketing expenses consist primarily personnel costs related to those who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the three months ended March 31, 2016 increased by $778,176 or 49.2%, compared to the same period in 2015.  The increase was primarily attributable to a $652,000 increase in personnel costs and a $128,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These increases are the result of a 20% increase in the number of our sales and marketing personnel since the prior year along with a $140,000 increase in commission expense as a result of the increase in customer bookings. Travel costs included in the variable costs increased by 50% as a result of increased training and corporate events during the first quarter of 2016.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the three months ended March 31, 2016 increased by $2,569 to $21,339 compared to the same period in 2015 primarily due to the imputed interest on the acquisition costs payable.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a gain of $2,852 and a loss of $2,505,951 resulting from the increase (decrease) in the fair value of certain warrants during the three months ended March 31, 2016 and 2015, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. Due to the large exercise of Warrants in August 2015 resulting in less remaining warrants requiring valuation in the future, we believe that these fluctuations will significantly decrease in future periods and will be substantially different from the amounts recorded during 2015. As of March 31, 2016, we have warrants to purchase 6,196 shares that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease creating a gain from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a loss from the change in fair value.

Net Loss

Net loss for the three months ended March 31, 2016 was $2,592,620, which decreased from a net loss of $4,270,912 for the same period in 2015.  The reduction in net income was primarily the result of the increase in operating expenses and the change in the fair value of derivative financial instruments as discussed above.

Liquidity and Capital Resources

We had cash and cash equivalents of $10,064,454 as of March 31, 2016 as compared to $11,608,452 as of December 31, 2015, a decrease of $1,543,998 primarily as a result of funding of our operating losses.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $36,842,141 as of March 31, 2016.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $1,405,201 during the three months ended March 31, 2016 and was primarily a result of our loss from operations during the period of $2,575,083. Cash used for investing activities was $127,884 during the three months ended March 31, 2016 due primarily to purchases of computer and office equipment for our expanding staff and development of our proprietary software. Cash used in financing activities was $10,913 during the three months ended March 31, 2016 and was the result of expenses on the issuance of shares and principal payments on our capital lease obligations.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline. The aggregate consideration payable by us was to be an amount up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in contingent performance payments, subject to Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. The $1,877,064 in annual payments and the $5,500,000 in contingent performance payments may be made in cash or common stock, at our option. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. If Ebyline achieves at least 90%, but less than 100% of the Content Revenue targets, the performance payments owed of $1,800,000, $1,800,000 and $1,900,000 for each of the three years ending December 31, 2015, 2016 and 2017, respectively, will be subject to adjustment. Anything below 90% of the Content Revenue targets will not be eligible for any performance payment.

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

On April 13, 2015, we expanded our secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement renews annually and requires us to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of March 31, 2016, we had no advances outstanding under this agreement.

We believe that with our current cash, the expanded credit line and the proceeds received from the closing of the warrant transaction, we will have sufficient cash reserves available to cover expenses for longer than the future twelve months.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by an advertiser for a creator to write about the advertiser’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $190,000 for doubtful accounts as of March 31, 2016. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2016 and 2015.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We began adding features and additional functionality to this platform again in 2015 and will continue throughout 2016. These new features will enable our platform to facilitate the contracting, workflow and delivery of direct content. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $1,104,367 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of March 31, 2016. We estimate the useful life of our software to be 5 years, consistent with the amount of time our legacy platforms were in-service, and we are amortizing the software development costs over this period.

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

For our managed customers, we enter into an agreement to provide services that may require multiple deliverables in the form of (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the advertiser's brand; (b) media advertisements, such as click-through advertisements appearing in websites and social media channels and (c) original content items, such as a research or news article, informational material or videos that a publisher or brand can use. We may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each of these items are considered delivered once the content is live through a public or social network or content has been delivered to the customer for their own use. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to our completion of services. Payment terms are typically 30 days from the invoice date. If we are unable to provide a portion of the services, we may agree with the customer to provide a different type of service or to provide a credit for the value of those services that may be applied to the existing order or used for future services.

Sponsored Revenue is recognized and considered earned after an advertiser's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to several months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees is recognized straight-line over the term of service. Self-service advertisers must prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the advertiser via credit card. Advertisers who use us to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

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
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the year ended December 31, 2015 and three months ended March 31, 2016:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2015	277,059	$7.43	6.0 years	55.47%	1.65%	$3.84
March 31, 2016	38,535	$7.33	6.0 years	52.68%	1.62%	$3.68

There were outstanding options to purchase 859,805 shares with a weighted average exercise price of $8.60 per share, of which options to purchase 420,491 shares were exercisable with a weighted average exercise price of $10.08 per share as of

March 31, 2016.   The intrinsic value on outstanding options as of March 31, 2016 was $835,350. The intrinsic value on exercisable options as of March 31, 2016 was $579,371.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in the first quarter of 2018.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09 stated above.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09, which will be the first quarter of 2018.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2015, the information set forth at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information" and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business and Industry

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $36,842,141 as of March 31, 2016.  For the quarter ended March 31, 2016, we had a net loss of $2,592,620, including a $2,575,083 loss from operations.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We have two customers that accounted for 24% of our revenue during the three months ended March 31, 2016. If customers do not find our marketing and promotional services effective, they are not satisfied with content they receive, or they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

Risks Relating to our Common Stock

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of May 4, 2016, we had 5,342,153 shares of common stock issued, outstanding stock options to purchase 865,336 shares of common stock at an average price of $8.59 per share, and outstanding warrants to purchase 558,115 shares of common stock at an average price of $9.08 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 138,914 shares of common stock under our May 2011 Equity Incentive Plan and 61,215 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities. The exercise, conversion or exchange of stock options, restricted stock units, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 29, 2016, we issued 114,398 shares of common stock valued at $848,832 to the former Ebyline stockholders as settlement of our annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of our January 2015 Stock Purchase Agreement.

On February 29, 2016, we issued a total of 2,595 shares of common stock valued at $20,833 to five directors for their service as directors of our company in January and February 2016. On March 31, 2016, we issued a total of 1,460 shares of common stock valued at $10,417 to five directors for their service as directors of our company in March 2016.

On April 11, 2016, we issued 749 shares of common stock valued at $4,794 to four employees as a contest award.

The foregoing issuances of shares were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

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

3.11	*	Articles of Merger of IZEA Innovations, Inc. filed with the Secretary of State of the State of Nevada effective April 5, 2016.
4.1		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
4.2		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
4.3		Form of Warrant Amendment and Exercise Agreement dated July 20, 2015 between the Company and Warrant Holders (Incorporated by reference to Form 8-K, filed with the SEC on July 23, 2015).
10.1		Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2		Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3		Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.4		Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.5		Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.6	(a)	Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.7	(a)	2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.8	(a)	Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 25, 2014).
10.9	(a)	Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 31, 2014).
10.10	(a)	Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).

10.11
Business Financing Modification Agreement between IZEA, Inc., Ebyline, Inc. and Bridge Bank, NA, dated as of April 13, 2015 (Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on April 14, 2015).

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	(c)
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

May 11, 2016	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 11, 2016	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)