Form 10-Q
period 2016-06-30
IZEA, Inc.
filed 2016-08-11
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

 As of August 8, 2016, there were 5,450,005 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$8,015,684	$11,608,452
Accounts receivable, net of allowance for doubtful accounts of $244,000 and $139,000	4,668,264	3,917,925
Prepaid expenses	430,978	193,455
Other current assets	1,068	16,853
Total current assets	13,115,994	15,736,685

Property and equipment, net of accumulated depreciation of $571,203 and $445,971	570,836	596,008
Goodwill	2,468,289	2,468,289
Intangible assets, net of accumulated amortization of $1,116,092 and $730,278	1,420,377	1,806,191
Software development costs, net of accumulated amortization of $291,942 and $207,514	882,588	813,932
Security deposits	149,846	117,946
Total assets	$18,607,930	$21,539,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,239,128	$995,275
Accrued expenses	1,224,343	908,519
Unearned revenue	3,755,687	3,584,527
Current portion of deferred rent	32,340	14,662
Current portion of capital lease obligations	—	7,291
Current portion of acquisition costs payable	911,904	844,931
Total current liabilities	7,163,402	6,355,205

Deferred rent, less current portion	78,304	102,665
Acquisition costs payable, less current portion	—	889,080
Warrant liability	1,331	5,060
Total liabilities	7,243,037	7,352,010

Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,363,798 and 5,222,951, respectively, issued and outstanding	536	522
Additional paid-in capital	49,832,843	48,436,040
Accumulated deficit	(38,468,486)	(34,249,521)
Total stockholders’ equity	11,364,893	14,187,041

Total liabilities and stockholders’ equity	$18,607,930	$21,539,051

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$6,913,689	$4,627,742	$12,379,639	$8,763,236
Cost of sales	3,418,387	2,917,360	6,519,756	5,358,851
Gross profit	3,495,302	1,710,382	5,859,883	3,404,385

Operating expenses:
General and administrative	2,524,746	2,164,380	5,104,747	4,024,894
Sales and marketing	2,612,714	1,746,549	4,972,377	3,328,036
Total operating expenses	5,137,460	3,910,929	10,077,124	7,352,930

Loss from operations	(1,642,158)	(2,200,547)	(4,217,241)	(3,948,545)

Other income (expense):
Interest expense	(11,411)	(36,393)	(32,750)	(55,163)
Change in fair value of derivatives, net	26,421	250,507	29,273	(2,255,444)
Other income, net	803	1,142	1,753	2,949
Total other income (expense)	15,813	215,256	(1,724)	(2,307,658)

Net loss	$(1,626,345)	$(1,985,291)	$(4,218,965)	$(6,256,203)

Weighted average common shares outstanding – basic and diluted	5,350,128	2,885,721	5,320,962	2,885,305
Basic and diluted loss per common share	$(0.30)	$(0.69)	$(0.79)	$(2.17)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	5,222,951	$522	$48,436,040	$(34,249,521)	$14,187,041
Stock issued for payment of acquisition liability	114,398	11	848,821	—	848,832
Stock purchase plan issuances	5,340	1	34,586	—	34,587
Stock issued for payment of services	21,109	2	129,792	—	129,794
Stock issuance costs	—	—	(21,722)	—	(21,722)
Stock-based compensation	—	—	405,326	—	405,326
Net loss	—	—	—	(4,218,965)	(4,218,965)
Balance, June 30, 2016	5,363,798	$536	$49,832,843	$(38,468,486)	$11,364,893

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,218,965)	$(6,256,203)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	125,232	96,536
Amortization of software development costs and other intangible assets	470,242	303,971
Provision for losses on accounts receivable	105,000	—
Stock-based compensation	405,326	322,744
Fair value of stock and warrants issued or to be issued for payment of services	72,470	105,341
Change in fair value of derivatives, net	(29,273)	2,255,444
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(855,339)	(832,326)
Prepaid expenses and other current assets	(138,871)	(258,099)
Accounts payable	243,853	209,420
Accrued expenses	342,549	159,643
Unearned revenue	171,160	879,598
Deferred rent	(6,683)	1,096
Net cash used for operating activities	(3,313,299)	(3,012,835)

Cash flows from investing activities:
Purchase of equipment	(100,060)	(73,296)
Increase in software development costs	(153,084)	—
Acquisition, net of cash acquired	—	(905,586)
Security deposits	(31,900)	(4,400)
Net cash used for investing activities	(285,044)	(983,282)

Cash flows from financing activities:
Proceeds from exercise of options	34,587	29,865
Stock issuance costs	(21,721)	—
Payments on capital lease obligations	(7,291)	(29,869)
Net cash provided by (used for) financing activities	5,575	(4)

Net decrease in cash and cash equivalents	(3,592,768)	(3,996,121)
Cash and cash equivalents, beginning of period	11,608,452	6,521,930

Cash and cash equivalents, end of period	$8,015,684	$2,525,809

Supplemental cash flow information:
Cash paid during the year for interest	$47,045	$4,578

Non-cash financing and investing activities:
Fair value of warrants issued	$—	$51,950
Acquisition costs payable for assets acquired	$—	$4,192,639
Acquisition costs paid through issuance of common stock	$848,832	$—
Fair value of common stock issued for future services	$82,867	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2016, the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, the consolidated statement of stockholders' equity for the six months ended June 30, 2016 and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2016.

Nature of Business
IZEA, Inc. (together with its wholly-owned subsidiaries, "we," "us," "our" or the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. On March 9, 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada to operate as a sales office for its Canadian customers beginning in the second half of 2016. On April 5, 2016, the Company filed Articles of Merger with the Secretary of State of Nevada to effect the merger of its wholly-owned, non-operating subsidiary, IZEA Innovations, Inc., a Delaware corporation originally incorporated on September 19, 2006, into the parent operations of IZEA, Inc., a Nevada corporation. The Company is headquartered near Orlando, Florida with additional offices in Chicago, Los Angeles, Mountain View and Toronto, and a sales presence in New York, Detroit and Boston.

The Company operates online marketplaces that facilitate transactions between brands and influential content creators. These creators are compensated by IZEA for producing and distributing unique content such as long-form text, videos, photos and status updates on behalf of brands through websites, blogs and social media channels. Brands receive influential consumer content and engaging, shareable stories that drive awareness. These marketplaces are powered by the IZEA Exchange (“IZEAx”). The Company's technology enables transactions to be completed at scale through the management of content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others.

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

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. and its wholly-owned subsidiaries, Ebyline and IZEA Canada, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to write about the marketer’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $244,000 and $139,000 for doubtful accounts as of June 30, 2016 and December 31, 2015, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and six months ended June 30, 2016 and 2015.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At June 30, 2016, the Company had no customers which accounted for more than 10% of total accounts receivable in the aggregate. At December 31, 2015, the Company had one customer which accounted for 13% of total accounts receivable in the aggregate. The Company had no customers that accounted for more than 10% of its revenue during the three months ended June 30, 2016 and one customer that accounted for 17% of its revenue during the three months ended June 30, 2015. The Company had one customer that accounted for 11% of its revenue during the six months ended June 30, 2016 and one customer that accounted for 14% of its revenue during the six months ended June 30, 2015.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying consolidated statements of operations was $64,637 and $49,517 for the three months ended June 30, 2016 and 2015, respectively and $125,232 and $96,536 for the six months ended June 30, 2016 and 2015, respectively.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs related to internal use software should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company amortizes software development costs equally over 5 years upon initial launch of the software or additional features. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $44,549 and $28,444 for the three months ended June 30, 2016 and 2015, respectively and $84,428 and $56,888 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Year ending December 31:	Software Amortization Expense
2016	$103,150
2017	234,906
2018	234,906
2019	149,574
2020	112,723
Thereafter	47,329
$882,588

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three and six months ended June 30, 2016 and 2015, there were no impairment charges associated with the Company's long-lived assets.

The Company is amortizing the identifiable intangible assets over a weighted average period of 3 years. Amortization expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $189,991 and $148,250 for the three months ended June 30, 2016 and 2015, respectively and $385,814 and $247,083 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2016	$379,980
2017	759,961
2018	148,849
2019	93,294
2020	38,293
Total	$1,420,377

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

Revenue Recognition
The Company derives its revenue from three sources: revenue from a marketer when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for its own use, as well as third party content marketing and native advertising efforts ("Content Revenue") and revenue derived from various service and license fees charged to users of the Company's platforms ("Service Fee Revenue").

For managed customers, the Company enters into an agreement to provide services that may require multiple deliverables in the form of (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (b) media advertisements, such as click-through advertisements appearing in websites and social media channels; and (c) original content items, such as a research or news article, informational material or videos that a publisher or brand can use. The Company may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each of these items are considered delivered once the content is live through a public or social network or content has been delivered to the customer for their own use. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Payment terms are typically 30 days from the invoice date. If the Company is unable to provide a portion of the services, it may agree with the customer to provide a different type of service or to provide a credit for the value of those services that may be applied to the existing order or used for future services.

Sponsored Revenue is recognized and considered earned after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to several months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees is recognized straight-line over the term of service. Self-service marketers must prepay for services by placing a deposit in their account with the Company. The deposits are typically paid by the marketer via credit card. Marketers who use the Company to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the marketer or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, takes on credit risk, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising expense charged to operations for the three months ended June 30, 2016 and 2015 were approximately $106,000 and $94,000, respectively. Advertising expense charged to operations for the six months ended June 30, 2016 and 2015 were approximately $217,000 and $212,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent
The Company’s operating leases for its office facilities contain rent abatements and predetermined fixed increases of the base rental rate during the lease term. The Company accounts for rental expense on a straight-line basis over the lease term. The

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) and a warrant liability (see Note 3) as of June 30, 2016. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing our credit risk assumption used in the fair value of warrants, consideration was made of publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 5) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plans Assumptions	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	52.39%	55.17%	52.54%	57.06%
Weighted average risk free interest rate	1.42%	1.58%	1.52%	1.53%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 13.99% and 8.14% during the three months ended June 30, 2016 and 2015, respectively. Average expected forfeiture rates were 12.20% and 11.68% during the six months ended June 30, 2016 and 2015, respectively.

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
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09 stated above.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial assetís contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Companies will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

NOTE 2.     PURCHASE OF EBYLINE, INC.

On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”) pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline for a maximum purchase price to be paid over the next three years of $8,850,000. Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	6/30/2016
Cash paid at closing	$1,200,000	$1,200,000	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	911,904
Contingent performance payments (b)	2,210,000	1,834,300	—
Acquisition costs to be paid by Ebyline shareholders (c)	—	—	—
Total estimated consideration	$5,537,064	$5,016,939	$911,904

Current portion of acquisition costs payable			911,904
Long term portion of acquisition costs payable			—
Total acquisition costs payable			$911,904

(a)
The Stock Purchase Agreement required a $1,200,000 cash payment at closing, a $250,000 stock payment on July 30, 2015 and a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the additional amount owed became $1,877,064 to be paid in two equal installments of $938,532 on January 30, 2016 and January 30, 2017. This guaranteed purchase price consideration was discounted to present value using our borrowing rate of prime plus 2% (5.25%). Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $11,412 and $28,651 for the three months ended June 30, 2016 and 2015, respectively. Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $26,725 and $43,789 for the six months ended June 30, 2016 and 2015, respectively. Per the Stock Purchase Agreement, the Company issued 31,821 shares of its common stock valued at $250,000 to satisfy a portion of the guaranteed purchase price payment obligation on July 30, 2015. On January 29, 2016, the Company issued 114,398 shares of common stock valued at $848,832 to satisfy the annual installment payment of $938,532 less $89,700 in closing related expenses (see item (c) below).

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

There are many synergies between the business operations of Ebyline and IZEA including a database of creators that can provide content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The Ebyline operations are included in the consolidated financial statements beginning on the date of acquisition of January 30, 2015. The Ebyline operations contributed revenue of $4,837,103 and gross profit of $1,058,525 in the consolidated statement of operations for the six months ended June 30, 2016 and revenue of $3,531,005 and gross profit of $381,394 in the consolidated statement of operations during the five months from January 31, 2015 through June 30, 2015.

The following unaudited pro forma summary presents consolidated information of IZEA, Inc. as if the business combination with Ebyline had occurred on January 1, 2014:

Proforma
Six Months Ended
6/30/2015
Pro-Forma Revenue	$9,473,350
Pro-Forma Cost of Sales	6,008,997
Pro-Forma Gross Profit	3,464,353
Pro-Forma Net Loss	(6,346,368)

IZEA did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The pro forma revenue and earnings calculations have been calculated after applying the Company's accounting policies on revenue recognition and adjusting the results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2014. The Company incurred $87,906 in acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the six months ended June 30, 2015. These costs are reflected in pro forma earnings for the six months ended June 30, 2015.

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

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the year ended December 31, 2015 and six months ended June 30, 2016:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2014	1,795,564	$3,203,465
Exercise of warrants for common stock	(1,392,832)	(5,348,408)
Loss on exchange of warrants	—	1,197,821
Reclassification of fair value of 2014 Private Placement warrants to equity	(396,536)	(1,181,638)
Change in fair value of derivatives	—	2,133,820
Balance, December 31, 2015	6,196	5,060
Expiration of warrants	(680)	—
Change in fair value of derivatives	—	(3,729)
Balance, June 30, 2016	5,516	$1,331

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $877 and $250,507, respectively, due to the change in the fair value of its warrant liability. During the six months ended June 30, 2016 and 2015, the Company recorded a gain of $3,729 and a loss of $2,255,444, respectively, due to the change in the fair value of its warrant liability.

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2015 and June 30, 2016 were as follows:

Binomial Assumptions	December 31, 2015	June 30, 2016
Fair market value of asset (1)	$7.66	$7.62
Exercise price	$25.00	$25.00
Term (2)	1.7 years	1.2 years
Implied expected life (3)	1.7 years	1.2 years
Volatility range of inputs (4)	83.00%	70.09%
Equivalent volatility (3)	83.00%	70.09%
Risk-free interest rate range of inputs (5)	1.06%	0.45%
Equivalent risk-free interest rate (3)	1.06%	0.45%
(1)  The fair market value of the asset was determined by using the Company's closing stock price as reflected in the OTCQB for the period ended December 31, 2015 and the Nasdaq Capital Market for the period ended June 30, 2016.
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

Stock Issued for Services
The Company issued 4,055 shares of restricted common stock valued at $6,250 to each of its five independent directors for their service as directors of the Company during the first quarter of 2016. On May 16, 2016, the Company issued each of its five independent directors 3,261 shares of restricted common stock valued at $18,750 for their service as directors of the Company for the period of April 2016 through December 2016. The stock vests in equal increments of approximately 362 shares per month. Total shares issued during the six months ended June 30, 2016 were 20,360 at a total initial value of $125,000.

On April 11, 2016, we issued 749 shares of restricted common stock valued at $4,794 to four employees as a contest award.

The following table contains summarized information about nonvested restricted stock outstanding during the six months ended June 30, 2016:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2015	—	$—
Granted	21,109	6.15
Vested	(10,234)	7.08
Forfeited	—	—
Nonvested at June 30, 2016	10,875	$7.62	0.5

Total expense recognized for stock-based payments for services during the three months ended June 30, 2016 and 2015 was $41,220 and $26,041, respectively, all of which is included in general and administrative expense in the consolidated statements of operations. Total expense recognized for stock-based payments for services during the six months ended June 30, 2016 and 2015 was $72,470 and $53,491, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service. The Company recognized a gain of $25,544 as a change in the fair value of derivatives during the three and six months ended June 30, 2016, based on the change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting. Estimated future compensation related to nonvested restricted awards of $82,867 is expected to be recognized over the remaining individual vesting periods of up to six months. The fair value of the nonvested, but issued, restricted stock as of June 30, 2016 is $82,867, included in prepaid expenses in the accompanying consolidated balance sheets.

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

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options to purchase up to 1,000,000 shares as an incentive for its employees and consultants.  As of June 30, 2016, the Company had 98,774 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving for issuance an aggregate of 4,375 shares of common stock under the August 2011 Plan. As of June 30, 2016, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2015 and six months ended June 30, 2016, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2014	595,786	$9.20	6.5
Granted	277,059	7.43
Exercised	—	—
Forfeited	(42,246)	7.70
Outstanding at December 31, 2015	830,599	$8.65	6.8
Granted	76,917	6.84
Exercised	—	—
Forfeited	(18,345)	11.08
Outstanding at June 30, 2016	889,171	$8.45	6.5

Exercisable at June 30, 2016	463,109	$9.76	5.8

During the three and six months ended June 30, 2016 and 2015, no options were exercised. The fair value of our common stock on June 30, 2016 was $7.62 per share. The intrinsic value on outstanding options as of June 30, 2016 was $1,149,482. The intrinsic value on exercisable options as of June 30, 2016 was $784,073.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2015 and six months ended June 30, 2016, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2014	372,092	$4.00	3.0
Granted	277,059	3.84
Vested	(147,759)	4.32
Forfeited	(39,466)	3.44
Nonvested at December 31, 2015	461,926	$3.84	2.8
Granted	76,917	3.44
Vested	(95,864)	4.24
Forfeited	(16,917)	4.08
Nonvested at June 30, 2016	426,062	$3.68	2.8

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended June 30, 2016 and 2015 was $200,354 and $180,413, respectively. Total stock-based compensation expense recognized on awards outstanding during the six months ended June 30, 2016 and 2015 was $405,326 and $322,744, respectively. Stock-based compensation expense was recorded as $24,247 to sales and marketing and $176,107 to general and administrative expense in the Company's consolidated statement of operations during the three months ended June 30, 2016 and $44,515 to sales and marketing and $360,811 to general and administrative expense in the Company's consolidated statement of operations during the six months ended June 30, 2016. Stock-based compensation expense was recorded as $180,413 and $322,744 to general and administrative expense in the Company's consolidated statement of operations during the three and six months ended June 30, 2015. Future compensation related to nonvested awards expected to vest of $1,369,348 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the

Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. Employees paid $34,587 to purchase 5,340 shares of common stock during the six months ended June 30, 2016. As of June 30, 2016, the Company had 55,875 remaining shares of common stock available for future grants under the ESPP.

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(1,626,345)	$(1,985,291)	$(4,218,965)	$(6,256,203)
Weighted average shares outstanding - basic and diluted	5,350,128	2,885,721	5,320,962	2,885,305
Basic and diluted loss per common share	$(0.30)	$(0.69)	$(0.79)	$(2.17)

The Company excluded the following weighted average items from the above computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock options	876,285	723,602	859,040	683,387
Warrants	557,849	2,702,137	546,251	2,701,530
Restricted stock units	—	88,125	—	86,778
Total excluded shares	1,434,134	3,513,864	1,405,291	3,471,695

NOTE 7.    SUBSEQUENT EVENTS

No material events have occurred after June 30, 2016 that require recognition or disclosure in the financial statements except as follows:

Effective July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent, Inc., pursuant to the terms of a Stock Purchase Agreement, dated as of July 31, 2016, by and among IZEA, ZenContent and the stockholders of ZenContent.

The aggregate consideration at closing for the acquisition of ZenContent consisted of (a) a cash payment of $400,000 and (b) the issuance of 86,207 shares of the Company's common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of the Company's common stock of $6.96 per share as of July 29, 2016). The aggregate consideration also consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, subject to a customary closing date working capital adjustment, and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. ZenContent revenues exceeded $2.0 million in 2015. ZenContent is required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of the Company's common stock at then average stock prices (determined at the Company's option). These payments are also subject to downward adjustment if the Company's employment of Brianna DeMike, ZenContent’s co-founder and head of Business Operations and Product, is terminated by the Company for cause or by Ms. DeMike without good reason. In order to comply with NASDAQ Market Rules, in no event will the Company be obligated to issue such number of shares equal to or more than 19.9% of its outstanding shares of common stock, determined prior to the closing.

Based in Mountain View, California, ZenContent offers a content marketing technology platform that creates high volume original content for businesses. ZenContent services a strong base of Fortune 500 e-commerce customers, amongst others. ZenContent customers have access to its network of more than 5,000 content creators for large-scale asset production. ZenContent’s proprietary tools ingest full product databases, source creators and provide quality assurance for content projects, making product listings friendlier for consumers and more indexable for search. Outside of e-commerce, ZenContent also works with leading online publishers for the production of articles and text updates, including a real-time application programming interface that enables production of assets for rapid publishing of news stories and augmentation of consumer content. Online publishers use ZenContent’s technology to quickly respond to questions submitted by website users, as well as to expand the universe of content available to their readers.

The ZenContent acquisition broadens the Company's content client base with higher margin e-commerce companies and online publishers. Due to the recent closing date, the Company is still in the process of completing its acquisition-date fair value calculations in order to properly account for the value of the total consideration transferred, the acquisition date fair values of assets acquired and liabilities assumed in the acquisition, along with the residual goodwill that will be recognized for the excess purchase price over the over the fair value of the underlying assets acquired and liabilities assumed.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements.” The statements, which are not historical facts contained in this report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “would,” “could,” “should,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, the successful integration of acquired companies, technologies and assets into our portfolio of software and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the SEC.

All forward-looking statements in this document are based on our current expectations, intentions and beliefs using information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements, except as required by law.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Company History

IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered near Orlando, Florida with additional offices in Chicago, Los Angeles Mountain View and Toronto and a sales presence in New York, Detroit and Boston.

Company Overview

IZEA operates online marketplaces that facilitate transactions between brands and influential content creators. Our creators range from leading bloggers and social media personalities to A-list celebrities and professional journalists. These creators are compensated by IZEA for producing and distributing unique content such as long-form text, videos, photos and status updates on behalf of brands through websites, blogs and social media channels. Brands receive influential consumer content and engaging, shareable stories that drive awareness.

We help power the creator economy, allowing everyone from college students and stay at home moms to celebrities the opportunity to monetize their content, creativity and influence. Marketers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their work and promotion.

Our online marketplaces are powered by the IZEA Exchange (“IZEAx”). Our technology enables transactions to be completed at scale through the management of content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others.

We derive revenue from three sources: revenue from a marketer when it pays for a social media publisher or influencer such as a blogger or tweeter to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for its own use, as well as third party content marketing and native advertising efforts ("Content Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue").

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	(Unaudited)
	Three Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change
Revenue	$6,913,689	$4,627,742	$2,285,947	49.4%
Cost of sales	3,418,387	2,917,360	501,027	17.2%
Gross profit	3,495,302	1,710,382	1,784,920	104.4%
Operating expenses:
General and administrative	2,524,746	2,164,380	360,366	16.6%
Sales and marketing	2,612,714	1,746,549	866,165	49.6%
Total operating expenses	5,137,460	3,910,929	1,226,531	31.4%
Loss from operations	(1,642,158)	(2,200,547)	558,389	25.4%
Other income (expense):
Interest expense	(11,411)	(36,393)	24,982	(68.6)%
Change in fair value of derivatives, net	26,421	250,507	(224,086)	(89.5)%
Other income, net	803	1,142	(339)	(29.7)%
Total other income (expense), net	15,813	215,256	(199,443)	92.7%
Net loss	$(1,626,345)	$(1,985,291)	$358,946	18.1%

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

Reconciliation of Net Loss to Adjusted EBITDA:	(Unaudited)
	Three Months Ended
	June 30, 2016	June 30, 2015
Net loss	$(1,626,345)	$(1,985,291)
Non-cash stock-based compensation	200,354	180,413
Non-cash stock issued for payment of services	41,220	70,291
Change in the fair value of derivatives	(26,421)	(250,507)
Interest expense	11,411	36,393
Depreciation and amortization	299,177	226,211
Adjusted EBITDA	$(1,100,604)	$(1,722,490)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream for the three months ended June 30, 2016 and 2015:

	(Unaudited)
	Three Months Ended
	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
Revenue & % of Total
Sponsored Revenue	$4,481,000	65%	$2,408,000	52%
Content Revenue	2,339,000	34%	2,155,000	47%
Service Fees & Other Revenue	94,000	1%	65,000	1%
Total Revenue	$6,914,000	100%	$4,628,000	100%

Cost of Sales & % of Total
Sponsored COS	$1,647,000	48%	$1,001,000	34%
Content COS	1,772,000	52%	1,917,000	66%
Service Fees & Other COS	—	—%	—	—%
Total Cost of Sales	$3,419,000	100%	$2,918,000	100%

Gross Profit & Profit %
Sponsored Revenue	$2,834,000	63%	$1,407,000	58%
Content Revenue	567,000	24%	238,000	11%
Service Fees & Other Revenue	94,000	100%	65,000	100%
Total Profit	$3,495,000	51%	$1,710,000	37%

Revenues for the three months ended June 30, 2016 increased by $2,285,947, or 49%, compared to the same period in 2015. Sponsored Revenue increased $2,073,000, Content Revenue increased $184,000 and Service Fee Revenue increased $29,000 during the three months ended June 30, 2016 compared to the same period in 2015. Sponsored Revenue increased primarily due to to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller marketer self-service campaigns and generating repeat business from existing customers. Content Revenue increased due to the same reasons as Sponsored Revenue. Service Fee Revenue increased in the three months ended June 30, 2016 due to more licensing fees generated from the white-label partners in IZEAx.

Our net bookings of $6.8 million for the three months ended June 30, 2016 were 10% higher than the net bookings of $6.2 million for the three months ended June 30, 2015. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is recognized on average within 120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to continue to translate into higher revenue in 2016 as compared to 2015.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide content or advertising services through the pushing of sponsored content through a blog post, tweet, click or action.

Cost of sales for the three months ended June 30, 2016 increased by $501,027, or 17%, compared to the same period in 2015.  Cost of sales increased primarily due to the increase in our sales, but it was tempered by the improved margins on our managed services.

Gross profit for the three months ended June 30, 2016 increased by $1,784,920, or 104%, compared to the same period in 2015.  Our gross profit as a percentage of revenue increased from 37% for the three months ended June 30, 2015 to 51% for the same period in 2016. Sponsored Revenue gross margin was 63% and Content Revenue gross margin was 24% for the three months ended June 30, 2016.

The gross profit increase was primarily attributable to increased use of our managed services versus self-service content and sponsored social offerings. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7% to 9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content Revenue to customers on a managed basis and expect to see continued improvement in the Content Revenue margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant effect on our overall gross profit percentage.

For the three months ended June 30, 2016, managed services were 32% of Content Revenue compared to 12% for the three months ended June 30, 2015. Additionally, the margins on the managed portion of Content Revenue increased by 23 percentage points for the three months ended June 30, 2016 as we incorporated our standard pricing guidelines into new bookings that were closed in fourth quarter of fiscal 2015.

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the three months ended June 30, 2016 increased by $1,226,531, or 31%, compared to the same period in 2015. The increase was primarily attributable to increased personnel costs and additional overhead resulting from increased personnel.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the three months ended June 30, 2016 increased by $360,366, or 17%, compared to the same period in 2015. The increase was primarily attributable to a $379,000 increase in personnel costs and an $84,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These costs increased as a result of an increase of 44% in the average number of our administrative and engineering personnel compared to the prior year period average along with increased costs for those personnel. Increased personnel costs are expected to continue in 2016 due to planned growth in the total number of administrative and engineering personnel needed to handle our growing organization. The increase in general and administrative expenses is also attributable to a $73,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; a $17,000 increase in contractor expense for outsourced engineering projects; and a $16,000 increase in rent for our facilities and an additional office in Canada. Legal fees decreased by $216,000 from the prior year period due to the settlement of our patent ligation in August 2015 that is not recurring in 2016.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2016 increased by $866,165 or 50%, compared to the same period in 2015.  The increase was primarily attributable to a $636,000 increase in personnel costs and a $66,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These increases are the result of a 20% increase in the number of our sales and marketing personnel since the prior year along with a $62,000 increase in commission expense as a result of the increase in customer bookings. Sales and marketing expenses also increased $41,000 in contractor expenses and $106,000 as a result of increased trade show activity and advertising.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the three months ended June 30, 2016 decreased by $24,982 to $11,411 compared to the same period in 2015 primarily due to lower imputed interest on the acquisition costs payable.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a gain of $26,421 and $250,507 resulting from the increase or decrease in the fair value of certain warrants and stock during the three months ended June 30,

2016 and 2015, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. Due to the large exercise of warrants in August 2015, we have less remaining warrants requiring valuation during the year, resulting in lower fluctuations in fair values than amounts recorded during 2015. As of June 30, 2016, we have warrants to purchase 5,516 shares that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease creating a gain from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase causing a loss from the change in fair value.

Net Loss

Net loss for the three months ended June 30, 2016 was $1,626,345, which decreased from a net loss of $1,985,291 for the same period in 2015.  The reduction in net loss was primarily the result of the increased revenue and profit margins partially offset by the increase in operating expenses and reduced gain from the change in the fair value of derivative financial instruments as discussed above.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	(Unaudited)
	Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change
Revenue	$12,379,639	$8,763,236	$3,616,403	41.3%
Cost of sales	6,519,756	5,358,851	1,160,905	21.7%
Gross profit	5,859,883	3,404,385	2,455,498	72.1%
Operating expenses:
General and administrative	5,104,747	4,024,894	1,079,853	26.8%
Sales and marketing	4,972,377	3,328,036	1,644,341	49.4%
Total operating expenses	10,077,124	7,352,930	2,724,194	37.0%
Loss from operations	(4,217,241)	(3,948,545)	(268,696)	(6.8)%
Other income (expense):
Interest expense	(32,750)	(55,163)	22,413	(40.6)%
Change in fair value of derivatives, net	29,273	(2,255,444)	2,284,717	(101.3)%
Other income, net	1,753	2,949	(1,196)	(40.6)%
Total other income (expense), net	(1,724)	(2,307,658)	2,305,934	99.9%
Net loss	$(4,218,965)	$(6,256,203)	$2,037,238	32.6%

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

Reconciliation of Net Loss to Adjusted EBITDA:	(Unaudited)
	Six Months Ended
	June 30, 2016	June 30, 2015
Net loss	$(4,218,965)	$(6,256,203)
Non-cash stock-based compensation	405,326	322,744
Non-cash stock issued for payment of services	72,470	105,341
Change in the fair value of derivatives	(29,273)	2,255,444
Interest expense	32,750	55,163
Depreciation and amortization	595,474	400,507
Adjusted EBITDA	$(3,142,218)	$(3,117,004)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream for the six months ended June 30, 2016 and 2015:

	(Unaudited)
	Six Months Ended
	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
Revenue & % of Total
Sponsored Revenue	$7,376,000	60%	$5,143,000	59%
Content Revenue	4,827,000	39%	3,520,000	40%
Service Fees & Other Revenue	177,000	1%	100,000	1%
Total Revenue	$12,380,000	100%	$8,763,000	100%

Cost of Sales & % of Total
Sponsored COS	$2,741,000	42%	$2,209,000	41%
Content COS	3,779,000	58%	3,150,000	59%
Service Fees & Other COS	—	—%	—	—%
Total Cost of Sales	$6,520,000	100%	$5,359,000	100%

Gross Profit & Profit %
Sponsored Revenue	$4,635,000	63%	$2,934,000	57%
Content Revenue	1,048,000	22%	370,000	11%
Service Fees & Other Revenue	177,000	100%	100,000	100%
Total Profit	$5,860,000	47%	$3,404,000	39%

Revenues for the six months ended June 30, 2016 increased by $3,616,403, or 41%, compared to the same period in 2015. Sponsored Revenue increased $2,233,000, Content Revenue increased $1,307,000 and Service Fee Revenue increased $77,000 during the six months ended June 30, 2016 compared to the same period in 2015. Sponsored Revenue increased primarily due to to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller marketer self-service campaigns and generating repeat business from existing customers. Content Revenue increased due to the same reasons as Sponsored Revenue and also because there were six full months of revenue reported in 2016 compared to only five months in 2015 as a result of the Ebyline acquisition on January 30, 2015. Service Fee Revenue increased in the six months ended June 30, 2016 due to more licensing fees generated from the white-label partners in IZEAx.

Our net bookings of $14.3 million for the six months ended June 30, 2016 were 36% higher than the net bookings of $10.5 million for the six months ended June 30, 2015. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is recognized on average within 120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to continue to translate into higher revenue in 2016 as compared to 2015.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide content or advertising services through the pushing of sponsored content through a blog post, tweet, click or action.

Cost of sales for the six months ended June 30, 2016 increased by $1,160,905, or 22%, compared to the same period in 2015.  Cost of sales increased primarily due to the increase in our sales, but it was tempered by the improved margins on our managed services.

Gross profit for the six months ended June 30, 2016 increased by $2,455,498, or 72%, compared to the same period in 2015.  Our gross profit as a percentage of revenue increased from 39% for the six months ended June 30, 2015 to 47% for the same period in 2016. Sponsored Revenue gross margin was 63% and Content Revenue gross margin was 22% for the six months ended June 30, 2016.

The gross profit increase was primarily attributable to increased use of our managed services versus self-service content and sponsored social offerings. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7% to 9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content Revenue to customers on a managed basis and expect to see continued improvement in the Content Revenue margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant effect on our overall gross profit percentage.

For the six months ended June 30, 2016, managed services were 32% of Content Revenue compared to 11% for the six months ended June 30, 2015. Additionally, the margins on the managed portion of Content Revenue increased by sixteen percentage points for the six months ended June 30, 2016 as we incorporated our standard pricing guidelines into new bookings that were closed in fourth quarter of fiscal 2015.

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the six months ended June 30, 2016 increased by $2,724,194, or 37%, compared to the same period in 2015. The increase was primarily attributable to increased personnel costs and additional overhead resulting from increased personnel.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the six months ended June 30, 2016 increased by $1,079,853, or 27%, compared to the same period in 2015. The increase was primarily attributable to a $732,000 increase in personnel costs, a $134,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These costs increased as a result of an increase in the average number of our administrative and engineering personnel by 41% since the prior year period along with increased costs for those personnel. Increased personnel costs are expected to continue in 2016 due to planned growth in the total number of administrative and engineering personnel needed to handle our growing organization. The increase in general and administrative expenses is also attributable to a $195,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline intangible assets acquired; a $105,000 increase in bad debt expense to establish a general reserve for doubtful accounts; a $125,000 increase in contractor expense for outsourced engineering and finance projects; a $38,000 increase in stock compensation; and a $46,000 increase in rent for our facilities and an additional office in Canada. Legal fees decreased by $292,000 from the prior year period due to the settlement of our patent ligation in August 2015 that is not recurring in 2016.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2016 increased by $1,644,341 or 49%, compared to the same period in 2015.  The increase was primarily attributable to a $1,287,000 increase in personnel costs and a $194,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These increases are the result of a 20% increase in the number of our sales and marketing personnel since the prior year along with a $202,000 increase in commission expe nse as a result of the increase in customer bookings. Travel costs included in the variable costs increased by 46% as a result of increased training and corporate events during the first half of 2016. Sales and marketing expenses also increased $93,000 in contractor expenses and $119,000 as a result of increased trade show activity and advertising.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the six months ended June 30, 2016 decreased by $22,413 to $32,750 compared to the same period in 2015 primarily due to lower imputed interest on the acquisition costs payable.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a gain of $29,273 and a loss of $2,255,444 resulting from the increase or decrease in the fair value of certain warrants and stock during the six months ended June 30, 2016 and 2015, respectively. Due to the large exercise of warrants in August 2015 resulting in less remaining warrants requiring valuation in the future, we believe that these fluctuations will significantly decrease in future periods and will be substantially different from the amounts recorded during 2015.

Net Loss

Net loss for the six months ended June 30, 2016 was $4,218,965, which decreased from a net loss of $6,256,203 for the same period in 2015.  The reduction in net loss was primarily the result of the increased revenue and profit margins along with a reduced loss from the change in the fair value of derivative financial instruments partially offset by the increase in operating expenses as discussed above.

Liquidity and Capital Resources

We had cash and cash equivalents of $8,015,684 as of June 30, 2016 as compared to $11,608,452 as of December 31, 2015, a decrease of $3,592,768 primarily as a result of funding our operating losses.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $38,468,486 as of June 30, 2016.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $3,313,299 during the six months ended June 30, 2016 and was primarily a result of our loss from operations during the period of $4,217,241. Cash used for investing activities was $285,044 during the six months ended June 30, 2016 due primarily to purchases of computer and office equipment for our expanding staff and development of our proprietary software. Cash provided by financing activities was $5,575 during the six months ended June 30, 2016 and was the result of proceeds from the exercise of options offset by expenses on the issuance of shares and principal payments on our capital lease obligations.

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

On April 13, 2015, we expanded our secured credit facility agreement with Bridge Bank, N.A. of San Jose, California. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement renews annually and requires us to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of June 30, 2016, we had no advances outstanding under this agreement.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc., pursuant to the terms of a Stock Purchase Agreement, dated as of July 31, 2016, by and among IZEA, ZenContent and the stockholders of ZenContent. Upon closing we (a) paid a cash payment of $400,000 and (b) issued 86,207 shares of our common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of the Company's common stock of $6.96 per share as of July 29, 2016). The agreement also requres (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock (determined at our option).

We believe that with our current cash and our available credit line with Bridge Bank, we will have sufficient cash reserves available to cover expenses for longer than the future twelve months. Given the volatility in U.S. equity markets and our normal working capital fluctuations, we may seek to raise additional capital at any time to supplement our operating cash flows to the extent we can do so on competitive market terms. In such event, an equity financing may dilute the ownership interests of our common stockholders.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to write about the marketer’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $244,000 for doubtful accounts as of June 30, 2016. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and six months ended June 30, 2016 and 2015.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We began adding features and additional functionality to this platform again in 2015 and will continue throughout 2016. These new features will enable our platform to facilitate the contracting, workflow and delivery of direct content. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $1,174,530 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of June 30, 2016. We estimate the useful life of our software to be 5 years, consistent with the amount of time our legacy platforms were in-service, and we are amortizing the software development costs over this period.

We derive revenue from three sources: revenue from a marketer when it pays for a social media publisher or influencer such as a blogger or tweeter ("creators") to share sponsored content with their social network audience ("Sponsored Revenue"), revenue when a publisher or company purchases custom branded content for its own use, as well as third party content marketing and native advertising efforts ("Content Revenue") and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue").

For our managed customers, we enter into an agreement to provide services that may require multiple deliverables in the form of (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (b) media advertisements, such as click-through advertisements appearing in websites and social media channels and (c) original content items, such as a research or news article, informational material or videos that a publisher or brand can use. We may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each of these items are considered delivered once the content is live through a public or social network or content has been delivered to the customer for their own use. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to our completion of services. Payment terms are typically 30 days from the invoice date. If we are unable to provide a portion of the services, we may agree with the customer to provide a different type of service or to provide a credit for the value of those services that may be applied to the existing order or used for future services.

Sponsored Revenue is recognized and considered earned after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to several months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees is recognized straight-line over the term of service. Self-service marketers must prepay for services by placing a deposit in their account with the Company.  The deposits are typically paid by the marketer via credit card. Marketers who use us to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1 which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the marketer or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, take on credit risk, establish the pricing and determine the service specifications.

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
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the year ended December 31, 2015 and six months ended June 30, 2016:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2015	277,059	$7.43	6.0 years	55.47%	1.65%	$3.84
June 30, 2016	76,917	$6.84	6.0 years	52.54%	1.52%	$3.44

There were outstanding options to purchase 889,171 shares with a weighted average exercise price of $8.45 per share, of which options to purchase 463,109 shares were exercisable with a weighted average exercise price of $9.76 per share as of June 30, 2016.   The intrinsic value on outstanding options as of June 30, 2016 was $1,149,482. The intrinsic value on exercisable options as of June 30, 2016 was $784,073.

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
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09 stated above.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial assetís contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Companies will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact that this ASU will have on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $38,468,486 as of June 30, 2016.  For the six months ended June 30, 2016, we had a net loss of $4,218,965, including a $4,217,241 loss from operations and we expect a net loss for the remainder of this fiscal year.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We have one customer that accounted for 11% of our revenue during the six months ended June 30, 2016. If customers do not find our marketing and promotional services effective, they are not satisfied with content they receive, or they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

Risks Relating to our Common Stock

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of August 8, 2016, we had 5,450,005 shares of common stock issued, outstanding stock options to purchase 902,034 shares of common stock at an average exercise price of $8.42 per share, and outstanding warrants to purchase 557,421 shares of common stock at an average exercise price of $8.59 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 85,911 shares of common stock under our May 2011 Equity Incentive Plan and 55,875 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities. The exercise, conversion or exchange of stock options, restricted stock units, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2016, we issued 749 shares of common stock valued at $4,794 to four employees as a contest award.

On July 31, 2016, we purchased of all of the outstanding shares of capital stock of ZenContent, Inc., pursuant to the terms of a Stock Purchase Agreement, dated as of July 31, 2016, by and among IZEA, ZenContent and the stockholders of ZenContent. Upon closing we (a) paid a cash payment of $400,000 and (b) issued 86,207 shares of our common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of the Company's common stock of $6.96 per share as of July 29, 2016). The securities to be offered in the acquisition have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

2.2
Stock Purchase Agreement, dated as of July 31, 2016, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 2, 2016).

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

3.11		Articles of Merger of IZEA Innovations, Inc. filed with the Secretary of State of the State of Nevada effective April 5, 2016.
4.1		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
4.2		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
4.3		Form of Warrant Amendment and Exercise Agreement dated July 20, 2015 between the Company and Warrant Holders (Incorporated by reference to Form 8-K, filed with the SEC on July 23, 2015).
10.1		Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2		Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3		Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.4		Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.5		Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.6	(a)	Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.7	(a)	2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.8	(a)	Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 25, 2014).
10.9	(a)	Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 31, 2014).

10.10	(a)	Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).
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

IZEA, Inc. a Nevada corporation

August 11, 2016	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 11, 2016	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)