Form 10-Q
period 2016-09-30
IZEA, Inc.
filed 2016-11-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

 As of November 7, 2016, there were 5,450,005 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$6,598,901	$11,608,452
Accounts receivable, net of allowance for doubtful accounts of $294,000 and $139,000	4,572,721	3,917,925
Prepaid expenses	287,604	193,455
Other current assets	14,540	16,853
Total current assets	11,473,766	15,736,685

Property and equipment, net of accumulated depreciation of $562,128 and $445,971	532,356	596,008
Goodwill	3,604,720	2,468,289
Intangible assets, net of accumulated amortization of $1,346,026 and $730,278	1,912,443	1,806,191
Software development costs, net of accumulated amortization of $336,491 and $207,514	989,745	813,932
Security deposits	160,583	117,946
Total assets	$18,673,613	$21,539,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,258,981	$995,275
Accrued expenses	1,164,139	908,519
Unearned revenue	3,746,494	3,584,527
Current portion of deferred rent	43,305	14,662
Current portion of capital lease obligations	—	7,291
Current portion of acquisition costs payable	1,082,964	844,931
Total current liabilities	7,295,883	6,355,205

Deferred rent, less current portion	71,074	102,665
Acquisition costs payable, less current portion	683,219	889,080
Warrant liability	100	5,060
Total liabilities	8,050,276	7,352,010

Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,450,005 and 5,222,951, respectively, issued and outstanding	545	522
Additional paid-in capital	50,602,881	48,436,040
Accumulated deficit	(39,980,089)	(34,249,521)
Total stockholders’ equity	10,623,337	14,187,041

Total liabilities and stockholders’ equity	$18,673,613	$21,539,051

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$7,496,972	$5,442,457	$19,876,611	$14,205,693
Cost of sales	3,927,279	3,290,457	10,447,035	8,649,308
Gross profit	3,569,693	2,152,000	9,429,576	5,556,385

Operating expenses:
General and administrative	2,454,555	1,056,473	7,559,302	5,081,367
Sales and marketing	2,584,287	1,982,088	7,556,664	5,310,124
Total operating expenses	5,038,842	3,038,561	15,115,966	10,391,491

Loss from operations	(1,469,149)	(886,561)	(5,686,390)	(4,835,106)

Other income (expense):
Interest expense	(25,511)	(31,191)	(58,261)	(86,354)
Loss on exchange of warrants	—	(1,845,810)	—	(1,845,810)
Change in fair value of derivatives, net	(14,705)	115,904	14,568	(2,139,540)
Other income (expense), net	(2,238)	2,571	(485)	5,520
Total other income (expense)	(42,454)	(1,758,526)	(44,178)	(4,066,184)

Net loss	$(1,511,603)	$(2,645,087)	$(5,730,568)	$(8,901,290)

Weighted average common shares outstanding – basic and diluted	5,420,020	4,075,605	5,357,119	3,286,431
Basic and diluted loss per common share	$(0.28)	$(0.65)	$(1.07)	$(2.71)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	5,222,951	$522	$48,436,040	$(34,249,521)	$14,187,041
Stock issued for payment of acquisition liability	200,605	20	1,448,812	—	1,448,832
Stock purchase plan issuances	5,340	1	34,586	—	34,587
Stock issued for payment of services	21,109	2	129,792	—	129,794
Stock issuance costs	—	—	(22,493)	—	(22,493)
Stock-based compensation	—	—	576,144	—	576,144
Net loss	—	—	—	(5,730,568)	(5,730,568)
Balance, September 30, 2016	5,450,005	$545	$50,602,881	$(39,980,089)	$10,623,337

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,730,568)	$(8,901,290)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	190,338	149,873
Amortization of software development costs and other intangible assets	744,725	481,187
(Gain)/Loss on disposal of equipment	(484)	595
Provision for losses on accounts receivable	155,000	36,000
Stock-based compensation	576,144	511,202
Fair value of stock and warrants issued or to be issued for payment of services	107,440	136,592
Gain on change in value of contingent acquisition costs payable	—	(1,734,300)
Loss on exchange of warrants	—	1,845,810
Change in fair value of derivatives, net	(14,568)	2,139,540
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(472,612)	(611,400)
Prepaid expenses and other current assets	(51,792)	(465,191)
Accounts payable	263,706	87,043
Accrued expenses	(142,156)	726,643
Unearned revenue	161,967	557,927
Deferred rent	(2,948)	1,644
Net cash used for operating activities	(4,215,808)	(5,038,125)

Cash flows from investing activities:
Purchase of equipment	(121,651)	(145,579)
Increase in software development costs	(304,790)	—
Acquisition, net of cash acquired	(329,468)	(905,586)
Security deposits	(42,637)	(477)
Net cash used for investing activities	(798,546)	(1,051,642)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	34,587	12,886,950
Stock issuance costs	(22,493)	—
Payments on capital lease obligations	(7,291)	(46,065)
Net cash provided by financing activities	4,803	12,840,885

Net increase (decrease) in cash and cash equivalents	(5,009,551)	6,751,118
Cash and cash equivalents, beginning of period	11,608,452	6,521,930

Cash and cash equivalents, end of period	$6,598,901	$13,273,048

Supplemental cash flow information:
Cash paid during the year for interest	$47,045	$5,805

Non-cash financing and investing activities:
Fair value of warrants issued	$—	$51,950
Acquisition costs payable for assets acquired	$—	$3,942,639
Acquisition costs paid through issuance of common stock	$1,448,832	$250,000
Fair value of common stock issued for future services	$31,962	$—
Fair value of warrants reclassified from liability to equity	$—	$6,530,046

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2016, the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, the consolidated statement of stockholders' equity for the nine months ended September 30, 2016 and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2016.

Nature of Business
IZEA, Inc. (together with its wholly-owned subsidiaries, "we," "us," "our," "IZEA" or the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. On March 9, 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada to operate as a sales office for its Canadian customers beginning in the second half of 2016. On April 5, 2016, the Company filed Articles of Merger with the Secretary of State of Nevada to effect the merger of its wholly-owned, non-operating subsidiary, IZEA Innovations, Inc., a Delaware corporation originally incorporated on September 19, 2006, into the parent operations of IZEA, Inc., a Nevada corporation. The Company is headquartered near Orlando, Florida with additional offices in Chicago, Los Angeles, Mountain View and Toronto, and a sales presence in New York, Detroit and Boston.

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

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. and its wholly-owned subsidiaries, Ebyline, Inc. ("Ebyline") after its acquisition on January 31, 2015, ZenContent, Inc. ("ZenContent") after its acquisition on July 31, 2016, and IZEA Canada, Inc. after its formation in March 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements were prepared using the acquisition method of accounting with IZEA considered the accounting acquirer of Ebyline and ZenContent. Under the acquisition method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to write about the marketer’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $294,000 and $139,000 for doubtful accounts as of September 30, 2016 and December 31, 2015, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2016 and 2015.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At September 30, 2016, the Company had one customer which accounted for more than 10% of total accounts receivable. At December 31, 2015, the Company had one customer which accounted for 13% of total accounts receivable. The Company had no customers that accounted for more than 10% of its revenue during the three months ended September 30, 2016 and one customer that accounted for 14% of its revenue during the three months ended September 30, 2015. The Company had one customer that accounted for 11% of its revenue during the nine months ended September 30, 2016 and one customer that accounted for 14% of its revenue during the nine months ended September 30, 2015.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying consolidated statements of operations was $65,106 and $53,337 for the three months ended September 30, 2016 and 2015, respectively and $190,338 and $149,873 for the nine months ended September 30, 2016 and 2015, respectively.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs related to internal use software should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company amortizes software development costs equally over 5 years upon initial launch of the software or additional features. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $44,549 and $28,966 for the three months ended September 30, 2016 and 2015, respectively and $128,977 and $85,854 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Year ending December 31:	Software Amortization Expense
2016 (three months remaining)	$51,417
2017	265,247
2018	265,247
2019	179,916
2020	143,065
Thereafter	84,853
$989,745

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015 and its acquisition of ZenContent on July 31, 2016. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three and nine months ended September 30, 2016 and 2015, there were no impairment charges associated with the Company's long-lived assets.

The Company is amortizing the identifiable intangible assets over a weighted average period of 3 years. Amortization expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $229,934 and $148,250 for the three months ended September 30, 2016 and 2015, respectively and $615,748 and $395,333 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2016 (three months remaining)	$249,906
2017	994,628
2018	349,432
2019	207,350
2020	84,293
Thereafter	26,834
Total	$1,912,443

Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company has goodwill that has been recorded in connection with its acquisition of Ebyline and ZenContent. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill during the fourth quarter of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that prior to and after the acquisition of Ebyline and ZenContent, it had and continues to have one reporting unit.

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising expense charged to operations for the three months ended September 30, 2016 and 2015 were approximately $74,000 and $199,000, respectively. Advertising expense charged to operations for the nine months ended September 30, 2016 and 2015 were approximately $291,000 and $411,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2013, 2014 and 2015.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) and a warrant liability (see Note 3) as of September 30, 2016. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 5) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	45.02%	53.81%	50.01%	56.62%
Weighted average risk free interest rate	1.23%	1.78%	1.42%	1.58%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 7.87% and 15.37% during the three months ended September 30, 2016 and 2015, respectively. Average expected forfeiture rates were 10.74% and 12.37% during the nine months ended September 30, 2016 and 2015, respectively.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09 stated above.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09 stated above.

The Company is currently evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its consolidated financial statements and has not yet determined the method by which it will adopt the standards in the first quarter of 2018.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset's contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Companies will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

NOTE 2.     BUSINESS ACQUISITIONS

EBYLINE, INC.
On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline for a maximum purchase price to be paid over the next three years of $8,850,000. Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by brands to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts.
Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	9/30/2016
Cash paid at closing	$1,200,000	$1,200,000	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	923,316
Contingent performance payments (b)	2,210,000	1,834,300	—
Acquisition costs payable by Ebyline shareholders (c)	—	—	—
Total estimated consideration	$5,537,064	$5,016,939	$923,316

Current portion of acquisition costs payable			$923,316
Long term portion of acquisition costs payable			—
Total acquisition costs payable			$923,316

(a)
The Stock Purchase Agreement required a $1,200,000 cash payment at closing, a $250,000 stock payment on July 30, 2015 and a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the additional amount owed became $1,877,064 payable in two equal installments of $938,532 on January 30, 2016 and January 30, 2017. This guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% . Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $11,412 and $24,168 for the three months ended September 30, 2016 and 2015, respectively. Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $38,137 and $67,957 for the nine months ended September 30, 2016 and 2015, respectively. Per the Stock Purchase Agreement, the Company issued 31,821 shares of common stock valued at $250,000 to satisfy a portion of the guaranteed purchase price payment obligation on July 30, 2015. On January 29, 2016, the Company issued 114,398 shares of common stock valued at $848,832 to satisfy the annual installment payment of $938,532 less $89,700 in closing related expenses (see item (c) below).

(b)
Total contingent performance payments up to $5,500,000 are to be paid based on Ebyline meeting certain revenue targets. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. The fair value of the $5,500,000 of contingent performance payments was calculated using a Monte-Carlo simulation to simulate revenue over the next three years. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 8.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 100,000 simulation trials. The volatility used for the simulation was 35%. The Monte Carlo simulation resulted in a calculated fair value of contingent performance payments of $2,210,000 on January 30, 2015. Because the contingent performance payments are subject to a 17% reduction related to the continued employment of certain key employees, ASC 805-10-55-25 indicates that a portion of these payments be treated as potential compensation to be accrued over the term rather than allocated to the purchase price. Therefore, the Company reduced its overall purchase price consideration by $357,700 and recorded the initial present value of the contingent performance payments at $1,834,300. Based on actual results for 2015 and projections for Content Revenue for 2016-2017, the Content Revenue for every year is expected to be below 90% of the required Content Revenues targets. Therefore, the Company reduced the fair value of contingent performance payments to zero by the end of 2015. The gain as a result of the decrease in the estimated fair value of contingent performance payments was recorded as a reduction of general and administrative expense in the Company's consolidated statement of operations during the year ended December 31, 2015.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

(c)
According to the stock purchase agreement, $89,700 in closing related expenses paid by Ebyline during the acquisition process were payable by the selling shareholders. These costs were deducted from the guaranteed payment on January 30, 2016.

Purchase Price Allocation
The final allocation of the purchase price as of January 30, 2015 is summarized as follows:

Final Purchase Price Allocation
Current assets	$738,279
Property and equipment	27,194
Identifiable intangible assets	2,370,000
Goodwill	2,468,289
Security deposits	18,553
Current liabilities	(605,376)
Total estimated consideration	$5,016,939

There are many synergies between the business operations of Ebyline and IZEA including a database of creators that can provide content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The Ebyline operations are included in the consolidated financial statements beginning on the date of acquisition of January 30, 2015. The Ebyline operations contributed revenue of $7,145,537 and gross profit of $1,564,167 in the consolidated statement of operations for the nine months ended September 30, 2016 and revenue of $5,704,622 and gross profit of $624,919 in the consolidated statement of operations during the eight months from January 31, 2015 through September 30, 2015.

The following unaudited pro forma summary presents consolidated information of IZEA, Inc. as if the business combination with Ebyline had occurred on January 1, 2014:

Proforma
Nine Months Ended
9/30/2015
Pro-Forma Revenue	$14,915,807
Pro-Forma Cost of Sales	9,299,454
Pro-Forma Gross Profit	5,616,353
Pro-Forma Net Loss	(8,991,455)

IZEA did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The pro forma revenue and earnings calculations have been calculated after applying the Company's accounting policies on revenue recognition and adjusting the results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2014. The Company incurred $87,906 in acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the nine months ended September 30, 2015. These costs are reflected in pro forma earnings for the nine months ended September 30, 2015.

ZENCONTENT, INC.
On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent for a maximum purchase price to be paid over the next three years of $4,500,000. Based in Mountain View, California, ZenContent offers a content marketing technology platform that creates high volume original content for businesses. ZenContent services a strong base of Fortune 500 e-commerce customers, amongst others. ZenContent customers have access to its network of more than 5,000 content creators for large-scale asset production. ZenContent’s proprietary tools ingest full product databases, source creators and provide quality assurance for content projects, making product listings friendlier for consumers and more indexable for search. Outside of e-

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

commerce, ZenContent also works with leading online publishers for the production of articles and text updates, including a real-time application program interface (API) that enables production of assets for rapid publishing of news stories and augmentation of consumer content.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	9/30/2016
Cash paid at closing (a)	$400,000	$400,000	$—
Stock paid at closing (a)	600,000	600,000	—
Guaranteed purchase price (b)	933,565	566,547	612,867
Contingent performance payments (c)	2,500,000	230,000	230,000
Total estimated consideration	$4,433,565	$1,796,547	$842,867

Current portion of acquisition costs payable			$159,648
Long term portion of acquisition costs payable			683,219
Total acquisition costs payable			$842,867

(a)
The aggregate consideration paid at closing for the acquisition of ZenContent consisted of (a) a cash payment of $400,000 and (b) the issuance of 86,207 shares of IZEA common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of IZEA's common stock of $6.96 per share as of July 29, 2016).

(b)
Aggregate future consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment ("guaranteed purchase price"), and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments are also subject to downward adjustment of up to 30% if IZEA's employment of Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or by Ms. DeMike without good reason. As a result, the Company reduced its guaranteed purchase price consideration by $300,000 to be accrued as compensation expense over the term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $40,972 for the three and nine months ended September 30, 2016. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.50%). Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $5,348 for the three and nine months ended September 30, 2016.

(c)
The contingent performance payments are subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent is required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of IZEA common stock at then average stock prices (determined at IZEA’s option). The $230,000 fair value of the contingent performance payments was calculated using a Monte-Carlo simulation to simulate revenue over the next three years. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 16.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 60%.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Purchase Price Allocation
The unaudited consolidated financial statements allocates the purchase price to the underlying ZenContent tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. This allocation is dependent upon certain valuations and other studies that are preliminary, based on work performed to date. Accordingly, the adjustments herein are preliminary. IZEA anticipates that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one-year measurement period following the acquisition date. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the unaudited consolidated financial statements and the allocation presented below.

The preliminary allocation of the purchase price as of July 31, 2016 is summarized as follows:

Final Purchase Price Allocation
Current assets	$415,798
Property and equipment	4,551
Identifiable intangible assets	722,000
Goodwill	1,136,431
Current liabilities	(482,233)
Total estimated consideration	$1,796,547

There are many synergies between the business operations of ZenContent and IZEA including a database of creators that can provide content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The ZenContent operations are included in the consolidated financial statements beginning on the date of acquisition of July 31, 2016. The ZenContent operations contributed revenue of $465,574 and gross profit of $219,313 in the consolidated statement of operations for the three and nine months ended September 30, 2016. The Company incurred $40,918 in acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the nine months ended September 30, 2016.

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

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the year ended December 31, 2015 and nine months ended September 30, 2016:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2014	1,795,564	$3,203,465
Exercise of warrants for common stock	(1,392,832)	(5,348,408)
Loss on exchange of warrants	—	1,197,821
Reclassification of fair value of 2014 Private Placement warrants to equity	(396,536)	(1,181,638)
Change in fair value of derivatives	—	2,133,820
Balance, December 31, 2015	6,196	5,060
Expiration of warrants	(694)	—
Change in fair value of derivatives	—	(4,960)
Balance, September 30, 2016	5,502	$100

During the three months ended September 30, 2016 and 2015, the Company recorded a gain of $1,231 and $115,904, respectively, due to the change in the fair value of its warrant liability. During the nine months ended September 30, 2016 and 2015, the Company recorded a gain of $4,960 and a loss of $2,139,540, respectively, due to the change in the fair value of its warrant liability.

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2015 and September 30, 2016 were as follows:

Binomial Assumptions	December 31, 2015	September 30, 2016
Fair market value of asset (1)	$7.66	$5.87
Exercise price	$25.00	$25.00
Term (2)	1.7 years	0.9 years
Implied expected life (3)	1.7 years	0.9 years
Volatility range of inputs (4)	83.00%	63.20%
Equivalent volatility (3)	83.00%	63.20%
Risk-free interest rate range of inputs (5)	1.06%	0.59%
Equivalent risk-free interest rate (3)	1.06%	0.59%
(1)  The fair market value of the asset was determined by using the Company's closing stock price as reflected in the OTCQB for the period ended December 31, 2015 and the Nasdaq Capital Market for the period ended September 30, 2016.
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

Stock Issued for Purchases
On January 29, 2016, the Company issued 114,398 shares of common stock valued at $848,832 to the former Ebyline stockholders as settlement of its annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of the January 2015 Stock Purchase Agreement.

On July 31, 2016, the Company purchased of all of the outstanding shares of capital stock of ZenContent, pursuant to the terms of a Stock Purchase Agreement, dated as of July 31, 2016, by and among IZEA, ZenContent and the stockholders of ZenContent. Upon closing, the Company (a) paid a cash payment of $400,000 and (b) issued 86,207 shares of common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of the Company's common stock of $6.96 per share as of July 29, 2016).

Stock Issued for Services
The Company issued 4,055 shares of restricted common stock valued at $6,250 to each of its five independent directors for their service as directors of the Company during the first quarter of 2016. On May 16, 2016, the Company issued each of its five independent directors 3,261 shares of restricted common stock valued at $18,750 for their service as directors of the Company for the period of April 2016 through December 2016. The stock vests in equal increments of approximately 362 shares per month. Total shares issued during the nine months ended September 30, 2016 were 20,360 at a total initial value of $125,000.

On April 11, 2016, the Company issued 749 shares of restricted common stock valued at $4,794 to four employees as a contest award.

The following table contains summarized information about nonvested restricted stock outstanding during the nine months ended September 30, 2016:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2015	—	$—
Granted	21,109	6.15
Vested	(15,664)	6.86
Forfeited	—	—
Nonvested at September 30, 2016	5,445	$5.87	0.25

Total expense recognized for stock-based payments for services during the three months ended September 30, 2016 and 2015 was $34,969 and $31,251, respectively, all of which is included in general and administrative expense in the consolidated statements of operations. Total expense recognized for stock-based payments for services during the nine months ended September 30, 2016 and 2015 was $107,439 and $84,742, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service. The Company recognized a loss of $15,936 and a gain of $9,608 as a change in the fair value of derivatives during the three and nine months ended September 30, 2016, respectively, based on the change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting. Estimated future compensation related to nonvested restricted awards of $31,962 is expected to be recognized over the remaining individual vesting periods of up to three months. The fair value of the nonvested, but issued, restricted stock as of September 30, 2016 is $31,962, and it is included in prepaid expenses in the accompanying consolidated balance sheets.

Warrant Transactions
Warrant Issuances:
On January 22, 2015, the Company issued a warrant to purchase 5,000 shares of common stock to an investor relations consultant. The warrant was fully vested on the date of issuance, has an exercise price of $10.20 per share and expires on January 22, 2020. The fair value of the warrant upon issuance was $7,700 and the Company received $100 as compensation for the warrant. The fair value of the warrant issuance was recorded as an increase in additional paid-in capital in the Company's consolidated balance sheet and the net $7,600 compensation expense was recorded in general and administrative expense during the nine months ended September 30, 2015.

On June 30, 2015, the Company issued a warrant to purchase 12,500 shares of common stock to an investor relations consultant. The warrant was fully vested on the date of issuance, has an exercise price of $10.20 per share and expires on June 30, 2020. The fair value of the warrant upon issuance was $44,250. The fair value of the warrant issuance was recorded as an increase in additional paid-in capital in the Company's consolidated balance sheet and compensation expense in general and administrative expense during the nine months ended September 30, 2015.

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

The warrant exercise offer was made pursuant to the terms of Warrant Amendment and Exercise Agreements, dated July 20, 2015, entered into with holders owning more than 70% of the Company's outstanding 2013 and 2014 Warrants. In exchange for the reduction in the warrant exercise price, the investors holding a majority of the 2014 Warrants agreed to amend the 2014 Warrants to remove the price-based anti-dilution adjustment provisions contained in the 2014 Warrants. The removal of these provisions from the 2014 Warrants eliminated the provision that required liability classification of the 2014 Warrants and quarterly non-cash adjustments reflecting changes in the fair value of the derivative liability on the Company’s financial statements. Except for the temporarily reduced exercise prices and elimination of the anti-dilution adjustment provisions in the 2014 Warrants, the terms of the 2013 Warrants and 2014 Warrants remain unchanged. As a result of the amendment in the 2014 Warrants terms, the 2014 Warrants no longer require liability classification after August 14, 2015 (See Note 3).

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

The amendment of the Warrants to reduce the exercise price required the Company to treat the adjustment as an exchange whereby it computed the fair value of the Warrants immediately prior to the price reduction and the fair value of the Warrants after the price reduction. The $1,197,821 and the $647,989 change in the fair value of the 2014 and 2013 Warrants, respectively, as a result of the price reduction, was treated as a $1,845,810 loss on exchange and recorded in the Company's consolidated statement of operations during the nine months ended September 30, 2015.

As a result of the above transactions, the fair value of $5,348,408 on the 1,392,832 exercised 2014 Warrants and the fair value of $1,181,638 on the 396,536 remaining unexercised 2014 Warrants as of August 14, 2015 was moved to equity as of August 14, 2015. This reclassification plus the $647,989 loss on exchange of the 2013 Warrants already classified as equity reflects a $7,178,035 total change recorded in the Company's consolidated statement of stockholders' equity during the nine months ended September 30, 2015.

The resale of the common stock underlying the 2013 and 2014 Warrants is covered by IZEA’s Registration Statements on Form S-1 (Registration Nos. 333-191743, 333-195081 and 333-197482), which are on file with the Securities and Exchange Commission.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options to purchase up to 1,000,000 shares as an incentive for its employees and consultants.  As of September 30, 2016, the Company had 72,967 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of September 30, 2016, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2015 and nine months ended September 30, 2016, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2014	595,786	$9.20	6.5
Granted	277,059	7.43
Exercised	—	—
Forfeited	(42,246)	7.70
Outstanding at December 31, 2015	830,599	$8.65	6.8
Granted	115,979	6.85
Exercised	—	—
Forfeited	(31,600)	11.26
Outstanding at September 30, 2016	914,978	$8.34	6.4

Exercisable at September 30, 2016	507,213	$9.36	5.6

During the three and nine months ended September 30, 2016 and 2015, no options were exercised. The fair value of the Company's common stock on September 30, 2016 was $5.87 per share. The intrinsic value on outstanding options as of September 30, 2016 was $307,121. The intrinsic value on exercisable options as of September 30, 2016 was $251,330.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2015 and nine months ended September 30, 2016, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2014	372,092	$4.00	3.0
Granted	277,059	3.84
Vested	(147,759)	4.32
Forfeited	(39,466)	3.44
Nonvested at December 31, 2015	461,926	$3.84	2.8
Granted	115,979	3.28
Vested	(141,573)	4.08
Forfeited	(28,567)	3.84
Nonvested at September 30, 2016	407,765	$3.60	2.6

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on awards outstanding during the three months ended September 30, 2016 and 2015 was $170,818 and $188,458, respectively. Total stock-based compensation expense recognized on awards outstanding during the nine months ended September 30, 2016 and 2015 was $576,144 and $511,202, respectively. Stock-based compensation expense was recorded as $23,071 to sales and marketing and $147,747 to general and administrative expense in the Company's consolidated statement of operations during the three months ended September 30, 2016 and $67,586 to sales and marketing and $508,558 to general and administrative expense in the Company's consolidated statement of operations during the nine months ended September 30, 2016. Stock-based compensation expense was recorded as $188,458 and $511,202 to general and administrative expense in the Company's consolidated statement of operations during the three and nine months ended September 30, 2015. Future compensation related to nonvested awards expected to vest of $1,283,402 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. Employees paid $34,587 to purchase 5,340 shares of common stock during the nine months ended September 30, 2016. As of September 30, 2016, the Company had 55,875 remaining shares of common stock available for future grants under the ESPP.

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(1,511,603)	$(2,645,087)	$(5,730,568)	$(8,901,290)
Weighted average shares outstanding - basic and diluted	5,420,020	4,075,605	5,357,119	3,286,431
Basic and diluted loss per common share	$(0.28)	$(0.65)	$(1.07)	$(2.71)

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company excluded the following weighted average items from the above computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock options	904,706	738,820	874,363	707,017
Warrants	557,423	1,595,042	550,002	2,328,645
Restricted stock units	—	49,421	—	74,738
Total excluded shares	1,462,129	2,383,283	1,424,365	3,110,400

NOTE 7.    SUBSEQUENT EVENTS

No material events have occurred after September 30, 2016 that require recognition or disclosure in the financial statements.

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

Company History

IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. We are headquartered near Orlando, Florida with additional offices in Chicago, Los Angeles, Mountain View and Toronto and a sales presence in New York, Detroit and Boston.

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

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	(Unaudited)
	Three Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change
Revenue	$7,496,972	$5,442,457	$2,054,515	37.7%
Cost of sales	3,927,279	3,290,457	636,822	19.4%
Gross profit	3,569,693	2,152,000	1,417,693	65.9%
Operating expenses:
General and administrative	2,454,555	1,056,473	1,398,082	132.3%
Sales and marketing	2,584,287	1,982,088	602,199	30.4%
Total operating expenses	5,038,842	3,038,561	2,000,281	65.8%
Loss from operations	(1,469,149)	(886,561)	(582,588)	(65.7)%
Other income (expense):
Interest expense	(25,511)	(31,191)	5,680	(18.2)%
Loss on exchange of warrants	—	(1,845,810)	1,845,810	(100.0)%
Change in fair value of derivatives, net	(14,705)	115,904	(130,609)	(112.7)%
Other income (expense), net	(2,238)	2,571	(4,809)	(187.0)%
Total other income (expense), net	(42,454)	(1,758,526)	1,716,072	97.6%
Net loss	$(1,511,603)	$(2,645,087)	$1,133,484	42.9%

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

Reconciliation of Net Loss to Adjusted EBITDA:	(Unaudited)
	Three Months Ended
	September 30, 2016	September 30, 2015
Net loss	$(1,511,603)	$(2,645,087)
Non-cash stock-based compensation	170,818	188,458
Non-cash stock issued for payment of services	34,970	31,251
Change in the fair value of derivatives	14,705	(115,904)
Loss on exchange of warrants	—	1,845,810
Loss (gain) on disposal of equipment	(484)	595
Gain on change in value of contingent acquisition costs payable	—	(1,734,300)
Interest expense	25,511	31,191
Depreciation and amortization	339,589	230,553
Adjusted EBITDA	$(926,494)	$(2,167,433)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream for the three months ended September 30, 2016 and 2015:

	(Unaudited)
	Three Months Ended
	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015
Revenue & % of Total
Sponsored Revenue	$4,644,000	62%	$3,232,000	59%
Content Revenue	2,770,000	37%	2,166,000	40%
Service Fees & Other Revenue	83,000	1%	45,000	1%
Total Revenue	$7,497,000	100%	$5,443,000	100%

Cost of Sales & % of Total
Sponsored COS	$1,878,000	48%	$1,361,000	41%
Content COS	2,049,000	52%	1,930,000	59%
Service Fees & Other COS	—	—%	—	—%
Total Cost of Sales	$3,927,000	100%	$3,291,000	100%

Gross Profit & Profit %
Sponsored Revenue	$2,766,000	60%	$1,871,000	58%
Content Revenue	721,000	26%	236,000	11%
Service Fees & Other Revenue	83,000	100%	45,000	100%
Total Profit	$3,570,000	48%	$2,152,000	40%

Revenues for the three months ended September 30, 2016 increased by $2,054,515, or 38%, compared to the same period in 2015. Sponsored Revenue increased $1,412,000, Content Revenue increased $604,000 and Service Fee Revenue increased $38,000 during the three months ended September 30, 2016 compared to the same period in 2015. Sponsored Revenue increased primarily due to to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller marketer self-service campaigns and generating repeat business from existing customers. Content Revenue increased due to the same reasons as Sponsored Revenue. Service Fee Revenue increased in the three months ended September 30, 2016 due to more licensing fees generated from the white-label partners in IZEAx.

Our net bookings of $7.7 million for the three months ended September 30, 2016 were 14% higher than the net bookings of $6.7 million for the three months ended September 30, 2015. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is recognized on average within 120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. We experienced higher bookings as a result of the ZenContent acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to continue to translate into higher revenue for the remainder of 2016 as compared to 2015.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide content or advertising services through the promotion of sponsored content in a blog post, tweet, click or action.

Cost of sales for the three months ended September 30, 2016 increased by $636,822, or 19%, compared to the same period in 2015.  Cost of sales increased primarily due to the increase in our sales, but it was tempered by the improved margins on our managed services.

Gross profit for the three months ended September 30, 2016 increased by $1,417,693, or 66%, compared to the same period in 2015.  Our gross profit as a percentage of revenue increased from 40% for the three months ended September 30, 2015 to 48% for the same period in 2016. Sponsored Revenue gross margin was 60% and Content Revenue gross margin was 26% for the three months ended September 30, 2016.

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

For the three months ended September 30, 2016, managed services were 43% of Content Revenue compared to 14% for the three months ended September 30, 2015. Additionally, the margins on the managed portion of Content Revenue increased by 18 percentage points for the three months ended September 30, 2016 as we incorporated our standard pricing guidelines into new bookings that were closed in fourth quarter of fiscal 2015.

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the three months ended September 30, 2016 increased by $2,000,281, or 66%, compared to the same period in 2015. The increase was primarily attributable to increased personnel costs and additional overhead resulting from increased personnel.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the three months ended September 30, 2016 increased by $1,398,082, or 132%, compared to the same period in 2015.

During the three months ended September 30, 2015, general and administrative expenses were reduced by a gain of $1,734,300 due to the reduction in our estimated fair value of contingent acquisition costs payable on the Ebyline acquisition. On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline. The aggregate consideration payable by us will be an amount in the aggregate of up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in contingent performance payments based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. We initially determined the fair value of the contingent payments to be $2,210,000 using a Monte-Carlo simulation to simulate revenue over the next three years. Of this amount, $357,700 was determined to be future compensation expense and the $1,834,300 remainder was determined to be purchase consideration and recorded as acquisition costs payable. During the three months ended September 30, 2015, we reassessed the expected revenues to be produced from Content-Only Revenues over the next three years and do not believe that they will meet the revenue targets required to achieve the performance payments. The revised calculations using the Monte Carlo simulation as of September 30, 2015 resulted in a calculated fair value of $100,000. Therefore, we recorded a gain of $1,734,300 for the three months ended September 30, 2015 due to the reduction in our estimated fair value of contingent acquisition costs payable that is not a recurring reduction in our general and administrative expenses in 2016. The increase in general and administrative expenses is also attributable to a $109,000 increase in depreciation and amortization expense during the three months ended September 30, 2016 as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline and ZenContent intangible assets acquired.

The increase in general and administrative expenses were partially offset due to a $480,000 decrease in legal and litigation fees primarily for the active defense and settlement costs in our patent ligation with Blue Calypso that occurred during the third quarter of 2015. On August 17, 2015, we entered into a $390,506 settlement agreement with Blue Calypso ending all outstanding patent litigation.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2016 increased by $602,199 or 30%, compared to the same period in 2015.  The increase was primarily attributable to a $633,000 increase in personnel costs and a $38,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These increases are the result of a 31% increase in the number of our sales and marketing personnel since the prior year along with a $39,000 increase in commission expense as a result of the increase in customer bookings. Sales and marketing decreased $85,000 as a result of lower amounts of spending on trade show activity and advertising.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the three months ended September 30, 2016 decreased by $5,680 to $25,511 compared to the same period in 2015 primarily due to lower imputed interest on the acquisition costs payable.

From July 20, 2015 through August 14, 2015, we offered a 25% discount on the warrant exercise prices to investors holding the series A and series B warrants to purchase common stock issued in its August - September 2013 private placement (the “2013 Warrants”) and a 26% discount on the warrant exercise prices to investors holding series A and series B warrants to purchase common stock issued in its February 2014 private placement (the “2014 Warrants” and together with the 2013 Warrants, the "Warrants"). At the close of the offer period on August 14, 2015, Warrants for a total of 2,191,547 shares of common stock were exercised and converted into common stock at an average exercise price of $5.87 per share for total proceeds of $12,861,057 less $3,972 in transaction costs. The amendment of Warrants to reduce the exercise price required the Company to treat the adjustment as an exchange whereby it computed the fair value of the Warrants immediately prior to the price reduction and the fair value of the Warrants after the price reduction. The $1,845,810 change in the fair value of the Warrants as a result of the price reduction was treated as a loss on exchange and recorded in the consolidated statements of operations during the three months ended September 30, 2015.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded an expense of $14,705 and income of$115,904 resulting from the increase or decrease in the fair value of certain warrants and stock during the three months ended September 30, 2016 and 2015, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control. Due to the large exercise of Warrants in August 2015, we have fewer remaining warrants requiring re-measurement of fair values during the year, resulting in lower fluctuations in fair values than amounts recorded during 2015. As of September 30, 2016, we have warrants to purchase 5,502 shares that are required to be fair valued each period. When the price of our stock decreases, it causes the fair value of our warrant liability in our consolidated balance sheets to decrease resulting in income from the change in fair value in our consolidated statement of operations. Alternatively, when the price of our stock increases, it causes the fair value of our warrant liability to increase resulting in expense from the change in fair value.

Net Loss

Net loss for the three months ended September 30, 2016 was $1,511,603, which decreased from a net loss of $2,645,087 for the same period in 2015.  The reduction in net loss was primarily the result of the increased revenue and profit margins partially offset by the increase in operating expenses and reduced gain from the change in the fair value of derivative financial instruments as discussed above.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	(Unaudited)
	Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change
Revenue	$19,876,611	$14,205,693	$5,670,918	39.9%
Cost of sales	10,447,035	8,649,308	1,797,727	20.8%
Gross profit	9,429,576	5,556,385	3,873,191	69.7%
Operating expenses:
General and administrative	7,559,302	5,081,367	2,477,935	48.8%
Sales and marketing	7,556,664	5,310,124	2,246,540	42.3%
Total operating expenses	15,115,966	10,391,491	4,724,475	45.5%
Loss from operations	(5,686,390)	(4,835,106)	(851,284)	(17.6)%
Other income (expense):
Interest expense	(58,261)	(86,354)	28,093	(32.5)%
Loss on exchange of warrants	—	(1,845,810)	1,845,810	(100.0)%
Change in fair value of derivatives, net	14,568	(2,139,540)	2,154,108	(100.7)%
Other income (expense), net	(485)	5,520	(6,005)	(108.8)%
Total other income (expense), net	(44,178)	(4,066,184)	4,022,006	98.9%
Net loss	$(5,730,568)	$(8,901,290)	$3,170,722	35.6%

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Reconciliation of Net Loss to Adjusted EBITDA:	(Unaudited)
	Nine Months Ended
	September 30, 2016	September 30, 2015
Net loss	$(5,730,568)	$(8,901,290)
Non-cash stock-based compensation	576,144	511,202
Non-cash stock issued for payment of services	107,440	136,592
Change in the fair value of derivatives	(14,568)	2,139,540
Loss on exchange of warrants	—	1,845,810
Loss (gain) on disposal of equipment	(484)	595
Gain on change in value of contingent acquisition costs payable	—	(1,734,300)
Interest expense	58,261	86,354
Depreciation and amortization	935,063	631,060
Adjusted EBITDA	$(4,068,712)	$(5,284,437)

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream for the nine months ended September 30, 2016 and 2015:

	(Unaudited)
	Nine Months Ended
	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015
Revenue & % of Total
Sponsored Revenue	$12,020,000	61%	$8,375,000	59%
Content Revenue	7,597,000	38%	5,686,000	40%
Service Fees & Other Revenue	260,000	1%	145,000	1%
Total Revenue	$19,877,000	100%	$14,206,000	100%

Cost of Sales & % of Total
Sponsored COS	$4,619,000	44%	$3,570,000	41%
Content COS	5,828,000	56%	5,080,000	59%
Service Fees & Other COS	—	—%	—	—%
Total Cost of Sales	$10,447,000	100%	$8,650,000	100%

Gross Profit & Profit %
Sponsored Revenue	$7,401,000	62%	$4,805,000	57%
Content Revenue	1,769,000	23%	606,000	11%
Service Fees & Other Revenue	260,000	100%	145,000	100%
Total Profit	$9,430,000	47%	$5,556,000	39%

Revenues for the nine months ended September 30, 2016 increased by $5,670,918, or 40%, compared to the same period in 2015. Sponsored Revenue increased $3,645,000, Content Revenue increased $1,911,000 and Service Fee Revenue increased $115,000 during the nine months ended September 30, 2016 compared to the same period in 2015. Sponsored Revenue increased primarily due to to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller marketer self-service campaigns and generating repeat business from existing customers. Content Revenue increased due to the same reasons as Sponsored Revenue, the ZenContent acquisition and also because there were nine full months of revenue reported in 2016 compared to only eight months in 2015 as a result of the Ebyline acquisition on January 30, 2015. Service Fee Revenue increased in the nine months ended September 30, 2016 due to more licensing fees generated from the white-label partners in IZEAx.

Our net bookings of $21.9 million for the nine months ended September 30, 2016 were 27% higher than the net bookings of $17.2 million for the nine months ended September 30, 2015. Net bookings is a measure of sales orders minus any cancellations or refunds in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is recognized on average within 120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. We experienced higher bookings as a result of the Ebyline acquisition, new customers, larger IZEA managed campaigns and an increase in repeat clients. These bookings are expected to continue to translate into higher revenue in 2016 as compared to 2015.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide content or advertising services through the promotion of sponsored content in a blog post, tweet, click or action.

Cost of sales for the nine months ended September 30, 2016 increased by $1,797,727, or 21%, compared to the same period in 2015.  Cost of sales increased primarily due to the increase in our sales, but it was tempered by the improved margins on our managed services.

Gross profit for the nine months ended September 30, 2016 increased by $3,873,191, or 70%, compared to the same period in 2015.  Our gross profit as a percentage of revenue increased from 39% for the nine months ended September 30, 2015 to 47% for the same period in 2016. Sponsored Revenue gross margin was 62% and Content Revenue gross margin was 23% for the nine months ended September 30, 2016.

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

For the nine months ended September 30, 2016, managed services were 36% of Content Revenue compared to 12% for the nine months ended September 30, 2015. Additionally, the margins on the managed portion of Content Revenue increased by17 percentage points for the nine months ended September 30, 2016 as we incorporated our standard pricing guidelines into new bookings that were closed in fourth quarter of fiscal 2015.

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the nine months ended September 30, 2016 increased by $4,724,475, or 45%, compared to the same period in 2015. The increase was primarily attributable to increased personnel costs and additional overhead resulting from increased personnel.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the nine months ended September 30, 2016 increased by $2,477,935, or 49%, compared to the same period in 2015. The increase was primarily attributable to a $767,000 increase in personnel costs, a $120,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These costs increased as a result of an increase in the average number of our administrative and engineering personnel by 40% since the prior year period along with increased costs for those personnel. Increased personnel costs are expected to continue in 2016 due to planned growth in the total number of administrative and engineering personnel needed to handle our growing organization. The increase in general and administrative expenses is also attributable to a $304,000 increase in depreciation and amortization expense as a result of the amortization of software development costs for IZEA Exchange (IZEAx) and the Ebyline and ZenContent intangible assets acquired; a $119,000 increase in bad debt expense to establish a general reserve for doubtful accounts; a $89,000 increase in contractor expense for outsourced engineering and finance projects; and a $85,000 increase in rent for our facilities and an additional office in Canada. Legal fees decreased by $753,000 from the prior year period due to the settlement of our patent ligation in August 2015.

General and administrative expenses in 2015 were reduced by a gain of $1,734,300 for the nine months ended September 30, 2015 due to a reduction in our estimated fair value of contingent acquisition costs payable as discussed in more detail in the results of operations for the three months ended September 30, 2016. Therefore, general and administrative expense for the nine months ended September 30, 2016 is higher than the comparable period in 2015 as a result of this non-recurring gain.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the nine months ended September 30, 2016 increased by $2,246,540 or 42%, compared to the same period in 2015.  The increase was primarily attributable to a $1,920,000 increase in personnel costs and a $232,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These increases in the personnel costs are the result of a 24% increase in the number of our sales and marketing personnel since the prior year along with a $241,000 increase in commission expense as a result of the increase in customer bookings. Travel costs included in the variable costs increased by 19% as a result of increased training and corporate events during the first half of 2016. Sales and marketing expenses also increased $67,000 in contractor expenses and $34,000 as a result of increased trade show activity and advertising.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the nine months ended September 30, 2016 decreased by $28,093 to $58,261 compared to the same period in 2015 primarily due to lower imputed interest on the acquisition costs payable.

As discussed in more detail in the results of operations for the three months ended September 30, 2016, we reported a$1,845,810 loss on the exchange of Warrants during the three months ended September 30, 2015 that did not recur in 2016. In prior years, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded a expense of $14,568 and income of $2,139,540 resulting from the increase or decrease in the fair value of certain warrants and stock during the nine months ended September 30, 2016 and 2015, respectively. Due to the large exercise of Warrants in August 2015 resulting in fewer remaining warrants requiring re-measurement of fair values, we believe that these fluctuations will significantly decrease in future periods and will be substantially different from the amounts recorded during 2015.

Net Loss

Net loss for the nine months ended September 30, 2016 was $5,730,568, which decreased from a net loss of $8,901,290 for the same period in 2015.  The reduction in net loss was primarily the result of the increased revenue and profit margins along with a reduced expense from the change in the fair value of derivative financial instruments partially offset by the increase in operating expenses as discussed above.

Liquidity and Capital Resources

We had cash and cash equivalents of $6,598,901 as of September 30, 2016 as compared to $11,608,452 as of December 31, 2015, a decrease of $5,009,551 primarily as a result of funding our operating losses.  We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $39,980,089 as of September 30, 2016.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $4,215,808 during the nine months ended September 30, 2016 and was primarily a result of our loss from operations during the period of $5,686,390. Cash used for investing activities was $798,546 during the nine months ended September 30, 2016 due primarily to a $400,000 cash payment for the purchase of ZenContent, purchases of computer and office equipment for our expanding staff and development of our proprietary software. Cash provided by financing activities was $4,803 during the nine months ended September 30, 2016 and was the result of proceeds from the exercise of options offset by expenses on the issuance of shares and principal payments on our capital lease obligations.

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

Content Revenue was $7,978,000 from February-December 2015 after our acquisition and it was $708,000 in January 2015 prior to our acquisition. Additionally, there were approximately $26,000 in subscription fees for Ebyline platform services during 2015 resulting in total Content Revenue of $8,712,000 or 51% of the 2015 Content Revenue Target. Based on the actual results for 2015 and our projections for 2016-2017, we do not believe that these targets will be met within each of the respective years. As a result, we do not believe that we will be required to make any of the $5,500,000 in contingent performance payments and we currently expect that the total consideration to be paid for the Ebyline acquisition will be $3,327,064.

On January 29, 2016, we issued 114,398 shares of common stock valued at $848,832 to the former Ebyline stockholders as settlement of our annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of the Stock Purchase Agreement.

On April 13, 2015, we expanded our secured credit facility agreement with Bridge Bank, N.A. of San Jose, California ("Bridge Bank"). Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement renews annually and requires us to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of September 30, 2016, we had no advances outstanding under this agreement.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, pursuant to the terms of a Stock Purchase Agreement, dated as of July 31, 2016, by and among IZEA, ZenContent and the stockholders of ZenContent. Upon closing we (a) paid a cash payment of $400,000 and (b) issued 86,207 shares of our common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of the Company's common stock of $6.96 per share as of July 29, 2016). The agreement also requires (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock (determined at our option).

We believe that, with our current cash and our available credit line with Bridge Bank, we will have sufficient cash reserves available to cover expenses for longer than the future twelve months. Given the volatility in U.S. equity markets and our normal working capital fluctuations, we may seek to raise additional capital at any time to supplement our operating cash flows to the extent we can do so on competitive market terms. In such event, an equity financing may dilute the ownership interests of our common stockholders.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to write about the marketer’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $294,000 for doubtful accounts as of September 30, 2016. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2016 and 2015.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We began adding features and additional functionality to this platform again in 2015 and will continue throughout 2016. These new features will enable our platform to facilitate the contracting, workflow and delivery of direct content. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $1,326,236 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of September 30, 2016. We estimate the useful life of our software to be 5 years, consistent with the amount of time our legacy platforms were in-service, and we are amortizing the software development costs over this period.

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
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the year ended December 31, 2015 and nine months ended September 30, 2016:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2015	277,059	$7.43	6.0 years	55.47%	1.65%	$3.84
September 30, 2016	115,979	$6.85	6.0 years	50.01%	1.42%	$3.28

There were outstanding options to purchase 914,978 shares with a weighted average exercise price of $8.34 per share, of which options to purchase 507,213 shares were exercisable with a weighted average exercise price of $9.36 per share as of September 30, 2016.   The intrinsic value on outstanding options as of September 30, 2016 was $307,121. The intrinsic value on exercisable options as of September 30, 2016 was $251,330.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in the first quarter of 2018.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09 stated above.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09 stated above.

We are currently evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-10 on our consolidated financial statements and have not yet determined the method by which we will adopt the standards in the first quarter of 2018.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact that this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset's contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Companies will be required to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact that this ASU will have on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations since our inception which has resulted in a total accumulated deficit of $39,980,089 as of September 30, 2016.  For the nine months ended September 30, 2016, we had a net loss of $5,730,568, including a $5,686,390 loss from operations and we expect a net loss for the remainder of this fiscal year.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We have one customer that accounted for 11% of our revenue during the nine months ended September 30, 2016. If customers do not find our marketing and promotional services effective, they are not satisfied with content they receive, or they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

We will be subject to risks associated with increases in the cost of labor as a result of recent changes to the FLSA's overtime rule.

Effective December 1, 2016, we and all U.S. employers must comply with the recent changes made to the overtime regulations of the Fair Labor Standards Act ("FLSA"), which make certain previously "exempt" employees, due to their rate of pay and type of work that they do, eligible to be paid time and a half for any hours worked more than 40 in a workweek. Under the new FLSA overtime rule, workers who do not earn at least $47,476 a year ($913 a week) will have to be paid overtime, even if they are classified as a manager or professional. Currently, costs associated with our administrative and engineering personnel, as well as our sales and marketing employees, represent a substantial portion of our operating expenses. As a result, we may incur increased labor-related expenses in the future, although we have not quantified the impact from the reclassification of certain employees or the potential increased costs at this time. Should such incremental increases become significant and we are not able to control such costs through staff reductions without harming our business growth, our financial condition and results of operations may be adversely affected. In addition, in the future, if it is determined that any of our employees who we classify as "exempt" should be re-classified as "non-exempt" under the FLSA, we may incur costs and liabilities for back wages, unpaid overtime, fines or penalties and be subject to employee litigation.

Risks Relating to our Common Stock

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of November 7, 2016, we had 5,450,005 shares of common stock issued, outstanding stock options to purchase 921,888 shares of common stock at an average exercise price of $8.31 per share, and outstanding warrants to purchase 557,421 shares of common stock at an average exercise price of $8.59 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 66,057 shares of common stock under our May 2011 Equity Incentive Plan and 55,875 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities. The exercise, conversion or exchange of stock options, restricted stock units, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2016, we purchased of all of the outstanding shares of capital stock of ZenContent, Inc., pursuant to the terms of a Stock Purchase Agreement, dated as of July 31, 2016, by and among IZEA, ZenContent and the stockholders of ZenContent. Upon closing, we (a) paid a cash payment of $400,000 and (b) issued 86,207 shares of common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of the Company's common stock of $6.96 per share as of July 29, 2016). The securities offered in the acquisition have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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
The following materials from IZEA, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.

(a)	Denotes management contract or compensatory plan or arrangement.

(b)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(c)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IZEA, Inc. a Nevada corporation

November 14, 2016	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2016	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)