Form 10-K
period 2016-12-31
IZEA, Inc.
filed 2017-03-28
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 N. Orlando Avenue, Suite 200 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $25,058,698 based on the closing bid price of the registrant's common stock (its only outstanding equity security) of $7.62 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

 As of March 24, 2017, there were 5,670,904 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Annual Report on Form 10-K for the fiscal year ended December 31, 2016

PART I

ITEM 1 – BUSINESS

Our Mission
Our mission is to champion the world's creators by helping them monetize their content, creativity and influence.
Our Business

IZEA creates and operates online marketplaces that connects marketers with influential content creators. These creators produce and distribute text, videos and photos on behalf of marketers through websites, blogs and social media channels. Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of content workflow, creator search and targeting, bidding, analytics and payment processing.

Marketers, including brands, agencies and publishers, engage us to gain access to our technology and network of creators. These companies are our primary customers and where we generate the majority of our revenue. They use our technology for two primary purposes; the engagement of online influencers for influencer marketing campaigns (also known as “Influencer Marketing”), or the creation of stand-alone content for distribution through their owned channels (“Custom Content”).

Influencer Marketing. We work with marketers to facilitate influencer marketing campaigns at scale. A subset of influencer marketing known as "Sponsored Social" is when a company compensates an online influencer such as a blogger or tweeter (“creators”) to share sponsored content with the creator's social network following. This sponsored content is included within the body of the content stream, a practice also referred to as “native advertising.” We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost, and have focused on scaling our product and service offerings ever since.

Custom Content. We also work with marketers to augment or replace their content development efforts. These customers use our platform to connect with creators to produce both editorial and marketing content that can be published both online and offline. Our network of creators includes professional journalists, subject matter experts, bloggers and everyday content creators, allowing our customers to produce content ranging from complex white papers to simple product descriptions. Many of our content customers use this service to create a steady stream of posts for their corporate blog. We first began offering custom content services in 2015 after the acquisition of Ebyline, Inc. ("Ebyline"), a leading marketplace in the editorial content space, and continued to expand this offering with our acquisition of ZenContent, Inc. ("ZenContent"), which predominantly focused on e-commerce-related asset creation, in July 2016.

Our Platforms
IZEA.com and The IZEA Exchange. We launched a public beta of IZEA.com powered by The IZEA Exchange ("IZEAx") in March 2014 and unveiled our latest version 2.0 of the platform in February 2017. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of custom content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. The system is available to our customers and partners via a self-serve portal, as a managed service or as a licensed white label. IZEAx is engineered from the ground-up to replace all of our previous platforms with an integrated offering that is improved and more efficient for the company to operate. Our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. We completed the sunset of our previous platforms in November 2014 and currently use IZEAx as the only automated system for managing social sponsorships.
Ebyline. In January 2015, we acquired Ebyline, Inc. including the Ebyline technology platform. Ebyline is a content marketplace which was originally designed to replace editorial newsrooms located within newspapers with a “Virtual Newsroom.” We have evolved Ebyline’s model to focus on producing content for brands, in addition to the self-service functionality used by newspapers. We plan to integrate certain functions of this platform into IZEAx in the future.

ZenContent. In July 2016, we acquired ZenContent, Inc. including its custom content creation workflow technology and database of creators. ZenContent’s platform enables highly scalable, multi-part production of content for both e-commerce entities, as well as brand marketers. Whereas Ebyline utilizes editorial or expert-grade creators (given its newspaper and media heritage), ZenContent’s approach is the opposite: to parse work out to a wide array of qualified creators who together can develop custom content assets with unmatched quality, speed, and price. This platform is currently utilized by our Managed

Service team to service its orders for custom content. We plan to integrate certain functions of this platform into IZEAx in the future.

Our Marketers and Creators
IZEAx, Ebyline and ZenContent were designed with the same purpose: to streamline transactions between marketers and creators. We utilize these proprietary technologies to create efficiencies and economies of scale for both parties. Each platform provides marketers with access to a large network of creators along with complete workflow management, content control, payment processing and related performance tracking.
For influencer marketing campaigns, IZEAx provides integrated Federal Trade Commission ("FTC") legal compliance. In particular, the integrated FTC compliance framework requires creators to provide disclosure to their followers with respect to the sponsored nature of the content and allows marketers to review the content for FTC compliance. If the marketer chooses, sponsorships can be managed end-to-end without the need for interaction with one of our team members through a self-service interface.
IZEA offers turnkey account management services to manage campaigns on behalf of the customer if they choose to not license our technology to do so for themselves. This includes working with marketers to optimize the opportunity that is presented to creators, providing clear instructions on what is required to fill the opportunity, identifying and sourcing the creators that are the best fit for the opportunity, managing the offer and acceptance process with the creators, verifying that the creators’ content, once submitted, meets the requirements of the opportunity and managing the overall campaign to meet the goals of the marketer. Account managers also provide customers with progress updates on their campaign that include campaign metrics and all postings created throughout the campaign. Additionally, they assemble comprehensive campaign recaps at the conclusion of the campaign and work with the marketers on plans for follow-up strategies after the initial campaign has ended.
Our customers, or our account management staff acting on the customers’ behalf as part of the account management services we offer, have the ability to review the creators’ content through our platforms to verify whether or not it conforms to the requirements of the opportunity. Our platforms provide for the ability to review creators’ content prior to publishing, and all the other platforms provide for a review after the content is published. If the content does not conform, the creator is requested to make any necessary adjustments. If the creator refuses, the opportunity is deemed to have been withdrawn. Neither the customer nor our account management staff modifies creators’ content without the creators’ involvement and consent.
The value proposition we offer to both marketers and creators strengthens our position as a trusted partner and allows us to derive revenue from both customer bases. As more marketers utilize our marketplaces, we increase the breadth and depth of monetization opportunities for creators, attracting more creators and further enhancing value for our marketers.
As of December 31, 2016, we have more than 810,000 user connections from 539,000 user accounts in IZEAx. The approximate aggregate reach of those user connections is 4.7 billion, which represents the total number of non-unique fans and followers of IZEAx users. Creators in our system range from leading social influencers to accredited journalists. Our total number of user accounts may be higher than the number of our actual individual creators because some creators may have created multiple accounts. We define a user connection as a social account or blog that has been added to IZEAx under a user account. It is possible for one user to add as many user connections as they like, and it is common for talent managers and large publishers to add many connections under a single account. The aggregate reach number includes current and naturally expired OAuth connections, but does not include manual disconnects. We define naturally expired OAuth connections as a social media user authentication that has timed out for any number of reasons. Our creators currently publish sponsored content to blogs and Twitter and reach other existing platforms such as Facebook, Pinterest, Tumblr, LinkedIn, Google and Bing through syndication or sharing of that content.
We are currently limited in our ability to service the needs of all marketers and creators. We have a large number of marketers and creators that we cannot currently match for sponsorship or custom content opportunities. We believe that IZEAx should improve our ability to more efficiently match marketplace participants by providing access to more social media channels and by offering a larger inventory of quality marketers and creators. However, we are still limited by the number of marketers using our platforms to bring more liquidity and transactions to the creators in the marketplace. In October 2015, we announced the public beta of SocialLinks, a new offering inside of IZEAx. Through our research and development efforts, we are developing additional product offerings to solve this problem. Recent announcements have included SocialLinks, an affiliate marketing compensation opportunity for creators, and ContentAmp, a performance-based content syndication compensation opportunity. SocialLinks is designed to provide creators with an ability to monetize their social channels through an affiliate marketing model which compensates them for generating sales for IZEA partners.
To date, we have completed over 3.6 million social sponsorship transactions for customers ranging from small local businesses to Fortune 500 companies. We consider each individual piece of custom content, sponsored blog post, tweet or other status update as an individual transaction so long as the creator of that content is being compensated for such post, tweet or other status update.
We derive the majority of our revenue from marketers for the use of our network of social media content creators to fulfill marketer sponsor requests for a blog post, tweet, click or action ("Sponsored Revenue"). We derive the remaining portion of our revenue from the creation of custom content ("Content Revenue") and from various service fees charged to marketers and creators for services, maintenance and enhancement of their accounts ("Service Fee Revenue").
Industry Background and Trends

Despite the inherently conversational nature of influencer and content marketing as part of the broader integrated marketing landscape, many marketer budgets are currently allocated towards traditional display advertising and paid search, including banner ads and text links on social sites. While most marketers understand the value of word of mouth marketing, peer recommendations, and product reviews, the industry is nascent and few understand how to effectively and efficiently engage influencers and content creators and produce custom content appropriately for these purposes. Those who engage are quickly limited by the amount of effort required to adequately manage and measure a truly integrated campaign.
The influencer and content marketing categories have been limited primarily by the current inefficiencies of the market. Due to their large and highly fragmented nature, marketers have been forced to utilize a variety of highly inefficient sources and processes to navigate the complicated landscape, often resulting in low returns on their time investment or worse-yet, questionable results. We believe this is largely due to marketers and creators lacking an efficient way to identify and engage each other in the marketplace.
At the same time, influencers and content creators that would like to monetize their community and work product are faced with significant challenges in making marketers aware of their services and finding quality marketers who are motivated to sponsor them. In addition, those creators with smaller networks simply lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases, it costs a marketer more money to issue a check to a small creator than the value of the sponsorship payment itself. Further complicating the sponsorship process for both parties are FTC regulations around social media endorsements, IRS tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many marketers would prefer to be “part of the conversation,” we believe the complexity and cost of individual sponsorship often deters them from doing so.
We believe that the current challenges in efficiency and measurable success represent a significant opportunity for us. We address these challenges with targeted, scalable marketplaces that aggregate content creators and marketers. In doing so, we offer an efficient, innovative way for creators and marketers of all sizes to find each other and form a compensated relationship.
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
First-mover advantage with a highly disruptive business model. We believe that by pioneering the social sponsorship space and investing heavily in innovation, acquisitions and marketing, we were first to develop positive rapport among creators and marketers alike. This loyalty has resulted in consistent revenue growth and high levels of repeat business.
Scalable and leverageable operations. Our business model allows revenue to be derived in a variety of ways, all of which rely on our marketplace as a hub. We intend to introduce multiple new product offerings within IZEAx to substantially decrease our operations and support expense over time as revenue grows.

Experienced management team, board of directors and strategic advisors. Our management team includes not only a highly experienced team of entrepreneurs and executives from the digital media, technology and entertainment industries, but also outstanding strategic advisory board members who are experts in social media and integrated marketing campaigns. See “Management” for details.
Our Growth Strategy
After ten years of working in and developing the influencer and content marketing categories, we believe our business model is market-tested and ready for growth. Our development efforts have included assembling a diverse and experienced senior management team and engineering team, launching and optimizing our proprietary marketplaces, developing a cross-platform sales force and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
An integrated approach. We believe we are the only company that can currently provide both custom content creation and influencer marketing at scale. It is our opinion that this provides a significant advantage for us in the market and we have already seen strong sales response to proposals that include both content and sponsored social. Moving forward we believe that content revenues will play a significant role in IZEA’s growth.

Large client services team. We expect the growth of our client development team to be the primary driver of near-term revenues. We have been developing a comprehensive on-boarding and on-going education curriculum that led to record bookings in 2016. We intend to add additional client development personnel who receive a commission for meeting sales targets to more effectively service customers throughout North America. These individuals will be based across our various offices in Winter Park, Chicago, Los Angeles and Toronto.

Strategic partnerships. We continue to develop strategic partnerships and reseller agreements with companies that can provide additional growth in our base of creators and marketers. IZEAx is designed to be easily “white labeled,” allowing partners to operate their own “node” on the exchange. IZEAx is also designed to be resold by partners that do not require a custom-branded solution.
Product development. We will continue to recruit additional engineering and product innovation team members to enhance IZEAx to develop new technology ideas within this platform that complement our mission as a company. In 2017, we intend to focus our efforts on building functionality to meet partner demand, developing our mobile app and unlocking additional revenue generating opportunities utilizing our existing platforms and users through initiatives such as SocialLinks and ContentAmp.
Accretive acquisitions. We continually seek to identify and acquire companies, technologies and assets to add to our portfolio of software services that will drive additional near and long-term revenue. In July 2011, we acquired Germany’s Magpie Twitter advertising network that included a large network of marketers and Twitter creators in multiple countries. In December 2012, we acquired FeaturedUsers, one of the first advertising networks specifically designed to help Twitter users grow their followers.
In January 2015, we acquired Ebyline, Inc., an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to manage the entire customer content creation process - from creator selection through electronic payment. In addition to publishers, Ebyline is leveraged by marketers to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts. The Ebyline technology platform has been used by publishers and brands to manage their content projects.
In July 2016, we acquired ZenContent, which developed a proprietary custom content marketing technology platform to facilitate the creation of high volume original content for businesses. ZenContent services a number of Fortune 500 e-commerce customers, amongst others. ZenContent’s proprietary tools ingest full product databases, source creators and provide quality assurance for custom content projects, making product listings friendlier for consumers and more indexable for search. Outside of e-commerce, ZenContent also works with leading online publishers for the production of articles and text updates, including a real-time application program interface (API) that enables production of content for rapid publishing of news stories and augmentation of consumer content.

Customers

As of December 31, 2016, we had more than 810,000 user connections from 539,000 user accounts in IZEAx. The approximate aggregate reach of those user connections is 4.7 billion, which represents the total number of non-unique fans and followers of IZEAx users. Creators in our system include leading social influencers to accredited journalists.
In the case of our managed marketers, we typically enter into a master agreement. Under the master agreement, the marketer may submit one or more insertion orders pursuant to which we provide services for production of requested content specifically for the marketer or for advertising through our creator's network of social media connections. The master agreement, according to our standard terms, is terminable by us or our customers upon 30 days prior written notice or immediately if a material breach has occurred that is not promptly cured. Fees under the master agreement are typically payable within 30 days after the date of our invoice in accordance with the terms agreed to in the applicable statement of work. The master agreement additionally provides for standard service disclaimers and limitations of liability for our benefit, as well as a reciprocal confidentiality provision. We also enter into agreements with “self-service" customers who agree to our terms of service available on the applicable online platform when they create their account. These self-service customers do not separately enter into a master agreement with us.

We provide services to customers in multiple industry segments, including consumer products, retail/eTail, technology and travel. Our customers are predominantly located in the United States followed by Canada, India, the United Kingdom and over 150 other countries. Our business serves advertising and public relations agencies, as well as brands and businesses directly. In many cases, influencer marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand.

We have only one customer who accounts for 10% or more of our revenues in recent years. Gannett Co. Inc., acquired by Journal Media Group, Inc. in April 2016, accounted for 9.97% and 14.03%, of our revenues for the years ended December 31, 2016 and 2015, respectively.

Sales and Marketing

We primarily sell social sponsorship and custom content campaigns through our sales team, our self-service platforms and, to a lesser extent, by utilizing distribution relationships such as resellers, affiliates and white label partners. We target regional, national and global brands and advertising agencies in the following ways:

Client Development Team.  We have a client development team each of whom is assigned a geographic region or specific marketers, primarily within the United States. The team members are responsible for identifying and managing sales opportunities in their respective target areas.

Business Development Team.  We have a business development team that develops and maintains partnerships with independent resellers and distribution partners who are responsible for selling one or more of our platforms under an independent contractor relationship. We maintain two types of reseller relationships: resellers and white label partners. Resellers focus their efforts on selling a variety of marketers in geographies around the world. White label partners are complementary relationships that add additional marketers and creators to our network. We intend to increase our number of resellers and white label partners under the IZEAx technology platform.

Self-Service Platforms.  Announced at IZEAFest in February 2017, ContentAmp was developed as a self-service marketplace to enable marketers and publishers of all sizes to independently access our network of creators for performance-oriented content syndication. The Ebyline platform also serves as self-service marketplace for publishers and agencies of all sizes to independently access our network of journalists a request the creation of custom content. Self-service customers extend our global reach and increase deal flow.

Referral Program. As more marketers contribute opportunities into our marketplaces, we believe we will increase the breadth and depth of the monetization value offered to our creators, attracting more creators to enroll into our platforms and thereby enhancing the value of our platforms to future marketers. IZEAx contains a program designed to compensate social media content creators for referring other creators to join these platforms. In these programs, we incur the cost to pay a referral fee to the referrer equal to 2.5%-10% of the referee's earnings for up to a two-year period. Directly trackable creator referrals are new creator signups that we receive as the result of a current creator sharing a unique tracking link to our platform. The link allows us to determine how a new creator learned about our platform. We paid referral fees to creators approximating $70,000 and $46,000 in the years ended December 31, 2016 and 2015, respectively. These programs amplify our marketing dollars and decrease the investment required to attract new creators.

Industry Acumen. Our team possesses a strong marketing and advertising background. We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team and growing our creator network. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for social sponsorship. We rely on a number of channels in this area, including tradeshows, third party social media platforms (e.g., Facebook and Twitter), IZEA-hosted community events, paid searches, content marketing, influencer marketing and our corporate websites.

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

We earn Sponsored Revenue either on a per post or action basis from opportunities created by marketers using our platforms or on an advertising campaign basis where we manage the entire campaign for our customers, often using multiple platforms to accomplish a full influencer marketing campaign. Marketers may prepay for services by placing a deposit in their account with us.  The deposits are typically paid by the marketer through the use of checks, wire transfers or credit cards. Typically, for each dollar a marketer spends with us for sponsored services, approximately 50% of it goes to our social media content creators. Celebrity creators typically retain a higher percentage of each transaction due to the higher base price associated with these sponsorships.

Sponsored Revenue is recognized and considered earned after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of custom content. Revenue is only recorded upon successful completion of these actions. If the action was not successful, the marketer's account would not be charged and no revenue would be recorded. IZEAx can be activated and used in a self-service fashion or with the assistance of our account management team. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to months. Sponsored Revenue accounted for 61% and 60% of our total revenue during the twelve months ended December 31, 2016 and 2015, respectively.

Content Revenue is recognized when the content is delivered to and accepted by the customer. Content revenue accounted for 37% and 39% of our total revenue during the twelve months ended December 31, 2016 and 2015, respectively.

Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. We set certain minimum cash-out balance thresholds, typically $50, to encourage creators to help us better manage the time, Paypal fees and administrative costs that are associated with each cash-out by creators. Once a creator's account balance exceeds the minimum balance, they can request to be paid without incurring a fee. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees are recognized straight-line over the term of service. Self-service marketers must prepay for services by placing a deposit in their account with us.  The deposits are typically paid by the marketer via credit card. Marketers who use us to manage their social advertising campaigns or custom content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above. Service Fee Revenue accounted for 2% and 1% of our total revenue during the twelve months ended ended December 31, 2016 and 2015, respectively.

As IZEAx continues to gain adoption from our marketers, creators and partners in future periods, we anticipate additional forms of revenue streams including subscription fees, listing fees, licensing fees and sponsored search fees as a result of new functionality built into the platform.

We were able to achieve gross margins on all our products of approximately 48% and 40% for the years ended December 31, 2016 and 2015, respectively. As part of our commitment to increase shareholder value, we are constantly seeking methods to further increase margins by implementing technology advancements and adjusting our revenue mix to focus on higher margin opportunities. The mix of sales between our higher margin managed services for Sponsored Revenue and our lower margin self-service workflow portion of Content Revenue has a significant affect on our overall gross profit percentage. As a result of the changes in our sales mix and an increase in managed services, we expect that our margins will average 47% to 48% for the foreseeable future.

Technology

IZEAx spans multiple social networks, blogs and YouTube. We aggregate our creators in IZEAx which allows us to create scale and targeting for our marketers. We provide the ability to target our creators based on a variety of software rules and filters. We provide self-service platforms that service all business types and sizes. Unlike traditional public relations, marketers only pay for completed posts. We provide trackable results by automatically embedding tracking links and pixels, as well as support, for third-party tracking (such as DART). We also provide dashboards for real-time reporting, providing immediate feedback.

Privacy and Security

We are committed to protecting the privacy, reputations and dignity of our marketers and creators. Accordingly, we have invested heavily in many areas to prevent the misuse of information that we collect. We do not misuse personally identifiable information that we collect and we use reasonable and suitable physical, electronic and managerial safeguards to protect such information.

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. One of our core strengths is our knowledge of and experience in launching and operating scalable influencer marketing marketplaces. Our product development expenses, consisting primarily of salaries paid to development personnel and included in general and administrative expenses, were approximately $2,738,000 and $1,942,000 for the years ended December 31, 2016 and 2015, respectively.

We launched a public beta version of IZEA.com powered by The IZEA Exchange (IZEAx) in March 2014 and unveiled our latest version 2.0 of the platform in February 2017. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others. The system is available to our customers and partners via a self-serve portal, as a managed service or as a licensed white label. We continue to add new features and additional functionality to this platform each year. These new features will enable our platform to facilitate the contracting, workflow and delivery of direct content as well as provide for invoicing, collaborating and direct payments for our SaaS customers. We incurred and capitalized software development costs of $471,219 and $452,571 in our balance sheet during the years ended December 31, 2016 and 2015, respectively.
Our team believes that constant innovation is the only way to achieve long-term growth and our intention is to focus all of our engineering resources on the IZEAx platform for the foreseeable future. We intend to continue to invest in the creation of new technology additions that complement our core offerings.

Competition

We face competition from multiple companies in the social sponsorship industry. Direct and indirect competitors in the social sponsorship space include Facebook, Twitter, YouTube, BlogHer, TapInfluence and Collective Bias. We also face competition in the content space from companies such as Contently, Newscred and Scripted. In addition, there are a number of agencies, public relations firms and niche consultancies that provide content development and conduct manual influencer outreach programs.

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

We also compete with traditional advertising media such as direct mail, television, radio, cable and print for a share of marketers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources.

Proprietary Rights

Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on intellectual property and trade secret laws, confidentiality procedures and contractual provisions.

We currently own 31 domestic trademark registrations, 13 foreign registrations, and have 7 total pending applications (3 in the United States and 4 foreign). We have abandoned approximately 20 other U.S. applications. In the United States, we own 31 trademarks registered with the U.S. Patent and Trademark Office (USPTO), including "Blogger's Choice Awards," "Champion the Creators," "Connecting Creators and Brands," “ContentAmp,” “Ebyline,” "FanAds," "Get Everyone Talking," “Influence Rank,” "InPostLinks," "IZEA," "IZEA Exchange," "IZEAx," "Native Ad Exchange," "PayPerPost," "Postie," "Selective Syndication," “ShareMonitor,” "SocialSpark," "SoundAmp," "Sponsored Music," "Sponsored Social," “Sponsored Stream,” "Sponsorship Marketplace," "Staree," “The Content Marketplace,” "The Creator Marketplace," "Total Social Value,""Virtual Newsroom," "We Reward (Design)," and have acquired “ZenContent.” We also own foreign trademark registrations for "Izea" on the International Register in Argentina, Australia, Canada, China, Colombia, Cuba, Japan, New Zealand, Norway, Russian Federation, Switzerland, and the European Union.

In addition to these registered marks, we currently have 4 pending foreign applications for the mark "Izea" in Brazil, Iceland, Israel, and Mexico, with the intention of filing additional applications in both the U.S. and foreign countries where we have a bona fide commercial interest.

We also own approximately 470 domain names related to the various aspects of IZEA’s products and services.

We actively protect our intellectual property rights, but have encountered challenges following the U.S. Supreme Court decision in Alice Corp. v. CLS Bank International, 573 U.S. __, 134 S. Ct. 2347 (2014) and Intellectual Ventures I LLC vs. Symantec Corp. (Fed. Cir. 2016),which changed the patent environment for software-based applications. As a result, given the difficulty in overcoming USPTO rejections of certain of the Corporation's pending patent applications, management decided not to actively pursue the remaining patent applications but to let them naturally expire over the coming months. We met with similar resistance in Australia, Canada, and the European Union, and so have abandoned pursuit of those applications as well. However, IZEA has a pending foreign patent application in Brazil which it retains.

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

We, as any e-commerce service provider are subject to FTC and various state rules and regulations on advertising and marketing on the Internet. In certain cases, we are retained by marketers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. In addition to those requirements, the marketers, creators, and agencies that use our platforms are subject to specific guidance and regulations regarding online advertising, such as the FTC's Dot Com Disclosures - Information about Online Advertising, the FTC’s Enforcement Policy Statement on Deceptively Formatted Advertisements, issued in 2015, and its Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Guides) that were updated and reissued by the FTC in 2013, and further clarified in 2015. Each of the foregoing are sub-categories that have been taken up by the FTC under the FTC Act to prevent "unfair or deceptive acts and practices" within advertising. These new Guides, for example, significantly extend the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging and other online posting of sponsored advertisements by a creator. In particular, the Guides provide creators must always disclose the material connection between the creator and the marketer, such as if they received consideration for blogging or posting about a particular product, service, brand or the like, whether the consideration comprises something tangible (i.e., cash, discounts, objects that are provided to them at no cost, even for testing purposes) or intangible (such as accolades and more prominent future blogging or posting opportunities). In addition, the creator must not make claims about the product or service he or she is discussing that go beyond what the marketer could say about the product or service. The Guides further provide that the marketer should ensure that creators speaking on its behalf are provided guidance and training needed to ensure their claims, statements and representations are truthful, transparent and properly substantiated, and monitor the activities of creators speaking on its behalf. In the event a creator, blogger, agency or marketer should fail to comply with the Dot Com Disclosures, the Guides or any other FTC rule, regulation or policy, which may be manifest by making deceptive, misleading or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise, then various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability as a result of such non-compliance. In the event it was found that we (or an marketer customer) failed to comply with the FTC Act or state advertising rules, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease certain aspects of our operations.

More generally, if there is negative consumer perception and mistrust of the practice of undisclosed compensation to creators to endorse the marketers' specific products, then this could result in a reduction by marketers in the use of influencer marketing platforms like ours as a means for advertising which could have a material adverse effect on our business and financial results.

We follow the 1995 European Union Data Protection Directive with regard to data we collect from users located in the European Union and are currently monitoring changes required by the recently adopted General Data Protection Regulation, which will supersede the Data Protection Directive as of May 25, 2018, to ensure that we are compliant with relevant requirements when and to the extent they are implemented.

As a governing member of a leading marketing and advertising industry association, the Word of Mouth Marketing Association (WOMMA), we are committed to promoting ethical social sponsorship practices and have established terms of service for users of our platforms which refer to the FTC Guides and include one or more of the following:

Mandatory Disclosure. We mandate disclosure of the sponsored relationship between the marketer and creator. A sponsorship cannot be published through the platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, a creator is required to select one of a number of disclosure phrases such as “sponsored,” “advertisement” or “ad” prior to the publication of a tweet or a post. Other social sponsorship forms may be monitored through a Disclosure Audit tool that monitors posts on an ongoing basis to make sure they continue to include disclosure after the initial posts are approved. Failure to disclose the sponsored relationship is a violation of our terms of service, which may result in the withholding of payment for the sponsorship and the creator being removed from our network.

Freedom of Choice. Creators are free to choose which sponsorships to publish. Our platforms do not auto-inject an marketer's message into an influencer's social media network.

Authentic Voice. We encourage honesty of opinion in the selection of sponsorships by a creator and similarly we encourage marketers to create opportunities that allow the creator to write the sponsorship in their own words, provided that a creator always adheres to our terms of service and code of ethics which includes disclosing their sponsored relationships at all times while using any of the platforms.

Transparency of Identity. Our platforms are designed to be open, safe environment for our marketers, creators and users. In fact, we do not cloak the identities of marketers or creators. Both parties involved in a potential transaction can see each other's profiles and make informed decisions before engaging with each other.

Pre-Publication Marketer Review. Marketers may choose to review their sponsored content before it is published and to request a change to the sponsored content prior to publication in the case of factual inaccuracies.

Reporting Violations. We have zero tolerance for violations of our terms of service and encourage the reporting of violations directly to IZEA. If violations are reported, we promptly investigate them and in appropriate cases, marketers, creators and users are removed from our network and prohibited from using our sites. In addition, we take an active role in reporting spam accounts to Twitter and Facebook.

We also believe, and have subsequently included requirements within our terms of service, based on positions taken by certain federal courts and the FTC, that communications and messages disseminated by creators through social media networks are subject to and must comply at all times with CAN-SPAM Act (Controlling the Assault of Non-Solicited Pornography and Marketing Act) requirements.

To date, we have not been materially impacted by the rules governing messaging over social media networks and social sponsorship, including the CAN-SPAM Act and the Telephone Consumer Protection Act of 1991. However, we cannot predict the impact of future regulations on us, our marketers or our creators that use our platforms or the impact of attempts to circumvent our mechanisms that are designed to ensure compliance.

Employees

As of March 24, 2017, we had a total of 135 full-time employees, including 92 in sales and marketing, 30 in product engineering and 13 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel.

Corporate Information

IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. In January 2015, we purchased all of the outstanding shares of capital stock of Ebyline, Inc.

and in July 2016, we purchased all the outstanding shares of capital stock of ZenContent, Inc. These entities, which aid in our management and production of custom branded content, now operate as wholly-owned subsidiaries under IZEA, Inc. On March 9, 2016, we formed IZEA Canada, Inc., a wholly-owned subsidiary of IZEA, Inc. incorporated in Ontario, Canada to operate as a sales and support office for our Canadian customers and partners.

     Our executive offices are located at 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789 and our telephone number is (407) 674-6911.  We maintain a corporate website at https://izea.com.  We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investors section of our website, or through https://www.sec.gov. Information on our website does not constitute part of this annual report on Form10-K or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our subscribers and the public about our Company, our services, new product developments and other matters. Any information that we consider to be material to an evaluation of our Company will be included in filings on the SEC EDGAR website, and may also be disseminated using our investor relations website (https://izea.com) and press releases. However, we encourage investors, the media, and others interested in our Company to also review our social media channels @izea on Twitter and izeainc on Facebook. The information contained in these social media channels is not part of, and is not incorporated into or included in, this annual report on Form 10-K.

ITEM 1A – RISK FACTORS

In addition to the information set forth at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information," you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to our Business and Industry

We have a history of annual net losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $41,809,721 as of December 31, 2016.  For the twelve months ended December 31, 2016, we had a net loss of $7,560,200, including a $7,476,344 loss from operations and we expect to incur a net loss for the fiscal year 2017.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to maintain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct custom content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We had one customer that accounted for nearly 10% and another customer that accounted for 8% of our revenue during the twelve months ended December 31, 2016. The loss of either of these customers or a significant reduction in revenue from either of these customers could have a material adverse effect on our results of operation. Moreover, if customers do not find our marketing and promotional services effective, they are not satisfied with content they receive, or they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

We are developing a new platform to process all of our existing business transactions and grow our operations, but cannot provide any assurance regarding its commercial success.

We are continuing to develop our primary platform, IZEAx, and we intend to focus all of our engineering resources on the IZEAx platform for the foreseeable future. Throughout 2017, we will continue to add additional features to support SaaS white-label partners and integrate the Ebyline platform offerings for custom content services within our IZEAx platform. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term commercial success or growth. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us. There is a risk that the merging of our Ebyline customers into IZEAx will result in a decrease in revenue related to the self-service content business if the customers do not understand the changes or do not believe that the IZEAx platform can provide them with a similar or improved service from what they received in the Ebyline platform. If our marketers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new marketers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

We have experienced rapid growth over a short period and we do not know whether this will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our business has grown rapidly as publishers, marketers and creators have increasingly used our platforms. It is difficult to predict whether our platforms will continue to grow and whether the historical levels of growth can be maintained.

We expect that the platforms will evolve in ways that may be difficult to predict. It is possible that marketers and creators could broadly determine that they no longer believe in the value of our current platforms. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business, prospects, results of operation and financial condition could be materially harmed.

We may fail to meet publicly announced financial guidance or other expectations about our business, which could cause our stock to decline in value.

From time to time, we provide preliminary financial results or forward-looking financial guidance, to our investors, including the guidance provided above under "Management's Discussion and Analysis." Such statements are based on our current views, expectations and assumptions and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by such statements. Such risks and uncertainties include, among others: changes to the assumptions used to forecast or calculate such guidance, the risk that our business does not perform as expected, changes in the markets for our products and services and risks related to competitive factors. Such risks are summarized in the other risks factors included this Risk Factors section.

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

We may expand our business through acquisitions of other companies, technologies and assets, which may divert our management's attention or prove not to be successful or result in equity dilution.

We have completed two significant recent acquisitions, Ebyline, Inc. in January 2015 and ZenContent, Inc. in July 2016. We may decide to pursue other acquisitions of companies, technologies and assets in the future. Such transactions could divert our management's time and focus from operating our business.

Integrating an acquired company, technology or assets is risky and may result in unforeseen operating difficulties and expenditures, including, among other things, with respect to:

•	incorporating new technologies into our existing business infrastructure;

•	consolidating corporate and administrative functions;

•	coordinating our sales and marketing functions to incorporate the new company, technology or assets;

•	maintaining morale, retaining and integrating key employees to support the new business or technology and managing our expansion in capacity; and

•	maintaining standards, controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures).

In addition, a significant portion of the purchase price of companies we may acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results.

Future acquisitions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our business, financial condition and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms, or at all. We currently have no commitments or agreements with respect to any such acquisitions, and there can be no assurance that we will complete any acquisitions in the future.

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

We rely on third party social media platforms to provide the mechanism necessary to deliver influencer marketing, and any change in the platform terms, costs, availability, or access to these technologies could adversely affect our business.

We rely on third party social media platforms such as Facebook, Instagram, Twitter, and YouTube to serve as the mechanism for publishing influencer marketing to targeted audiences, in order to deliver our sponsored social services to our customers. These platforms include technologies that provide some of the core functionality required to operate the sponsored social portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services and reporting. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Providers may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making with respect to granting us access to their social media platforms, or providing us with analytical data, and any material change in the current terms, costs, availability or use of their social media platforms or analytical data could adversely affect our business.

Our business depends on continued and unimpeded access to the Internet by us, our customers and their end users. Internet access providers or distributors may be able to block, degrade or charge for access to our content, which could lead to additional expenses to us and our customers and the loss of end users and advertisers.

Products and services such as ours depend on our ability and the ability of our customers' users to access the Internet. Currently, this access is provided by companies that have, or in the future may have, significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers may take, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to products or services such as ours by restricting or prohibiting the use of their infrastructure to support or facilitate product or service offerings such as ours, or by charging increased fees to businesses such as ours to provide content or to have users access that content. Such interference could result in a loss of existing viewers, subscribers and advertisers, and increased costs, and could impair our ability to attract new viewers, subscribers and advertisers, thereby harming our revenues and growth.

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

The market for native advertising is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide marketers with Internet advertising solutions and companies that offer pay per click search services.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high traffic websites and social sponsorship providers, as well as competition with other media for native advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of other media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print for a share of marketers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources. As a result, we may be unable to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of creators and marketers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "IZEA" brand is critical to expanding our base of creators and marketers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "IZEA" brand, or if we incur excessive expenses in this effort, our business, prospects, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Unfavorable publicity or consumer perception of our platforms, applications, practices or service offerings, or the offerings of our marketers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of marketers and the size of our creator base, the loyalty of our creators and the number and variety of sponsorships we offer each day. As a result, our business, prospects, results of operation and financial condition could be materially and adversely affected.

Our total number of user accounts may be higher than the number of our actual individual marketers or creators and may not be representative of the number of persons who are active users.

Our total number of user accounts in IZEAx and Ebyline may be higher than the number of our actual individual marketers and creators because some may have created multiple accounts for different purposes, including different user connections. We define a user connection as a social account or blog that has been added to IZEAx under a user account. It is possible for one user to add as many user connections as they like, and it is common for talent mangers and large publishers to add many connections under a single account. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total user connections and user accounts as our measure of the size of our user base. In addition, the number of user accounts includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms. Many users may create an account, but do not actively participate in marketplace activities.

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

We do not engage in targeted or online behavioral advertising practices, nor do we compile or use information concerning consumer behavior on an individual level, but we may do so from time to time in the aggregate and on an anonymous basis to analyze our services and offerings, and better optimize them for improved business results.  As the practice of targeted advertising has become increasingly scrutinized by both regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet, and providing them with the right to opt in or opt out of certain industry practices, such as targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in the section "Business - Government Regulation" is the increased importance placed on transparency between the marketer and the consumer to ensure that consumers know the difference between “information” and “advertising” on the Internet, and are afforded the opportunity to decide how their data will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception “of the practice of undisclosed compensation of social media users to endorse specific products” which pertains to a risk of overall general public confidence in the FTC's ability to enforce its Guides Concerning the Use of Endorsements and Testimonials in Advertising in social media.  As described in the section "Business - Government Regulation," we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that marketers and creators comply with the FTC Guides when utilizing our sites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on blogs for useful, timely and insightful information that enrich their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace.  If there is pervasive overall negative perception caused by others not complying with FTC Guides among its other acts, regulations and policies, then this could result in reduced revenue and results of operations and higher compliance costs for us.

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

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of creator data on our websites and platforms. Several internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of creators or marketers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms and applications, and any significant disruption in service on our platforms and applications could result in a loss of creators or marketers.

Creators and marketers access our services through our platforms and applications. Our reputation and ability to acquire, retain, and serve our creators and marketers are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. As our creator base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our creator base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our creators and marketers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential creators and marketers, which could harm our operating results and financial condition.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, marketers and creators may curtail or stop using our services, and we may incur significant legal and financial exposure.

Our platforms and applications and the network infrastructure that is hosted by third-party providers involve the storage and transmission of marketer and creator proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third party hosting service that we rely upon or any number of other reasons and, as a result, an unauthorized party may obtain access to our data or our marketers' or creators' data. Additionally, outside parties may attempt to fraudulently induce employees, marketers or creators to disclose sensitive information in order to gain access to our data or our marketers' or creators' data.  Although we do have security measures in place, we have had instances where some customers have used fraudulent credit cards in order to pay for our services. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain and use unauthorized credit cards, obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose marketers, creators and vendors and have difficulty obtaining merchant processors or insurance coverage essential for our operations.

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

We may be subject to lawsuits for information by our marketers and our creators, which may affect our business.

Laws relating to the liability of providers of online services for activities of their marketers or of their social media creators and for the content of their marketers' listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our platforms. These types of claims have been brought, sometimes successfully, against online services, as well as print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our marketers or our creators. Our potential liability for unlawful activities of our marketers or our creators or for the content of our marketers' listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

If we fail to detect click-fraud, we could lose the confidence of our marketers and advertising partners as a result of lost revenue to marketers or misappropriation of proprietary and confidential information, thereby causing our business to suffer.

“Click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by clicking on an advertisement for the purpose generating a charge per click without having an actual interest in the target of the advertisement's link. We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. The security measures we have in place, which are designed to reduce the likelihood of click-fraud, detect click-fraud from time to time. While the instances of click-fraud that we have detected to date have not had a material effect on our business, click-fraud could result in an marketer experiencing a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the marketers. As a result, our marketers and advertising partners may become dissatisfied with our advertising programs, which could lead to loss of marketers, advertising partners and revenue. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

We have increased our full-time employees from 92 to 137 and our revenues from $8,322,274 to $27,310,602 as of and for the year ended December 31, 2014 compared to December 31, 2016, respectively. This growth has placed, and our continued growth will continue to place, a strain on our managerial and financial resources. As our business needs expand, we intend to hire new employees. To manage the expected growth of our operations and personnel, we will be required to:

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

We believe our future success will depend upon our ability to retain our key management, including Edward H. Murphy, our President and Chief Executive Officer, and Ryan S. Schram, our Chief Operating Officer. Mr. Murphy, who is our founder, has unique knowledge regarding the social sponsorship space and business contacts that would be difficult to replace. Mr. Schram has sales, marketing and development expertise regarding our platforms that our other officers do not possess. Even though we have employment agreements in place with them, if Messrs. Murphy and Schram were to become unavailable to us, our operations would be adversely affected. Although we maintain "key-man" life insurance for our benefit on the lives of Mr. Murphy and Mr. Schram, this insurance may be inadequate to compensate us for the loss of our executive officers.

     Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified engineers, sales and marketing and senior management personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Orlando, Florida area where our headquarters are located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, including key management, technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth.

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

As of March 24, 2017, we had 5,670,904 shares of common stock issued, outstanding stock options to purchase 962,433 shares of our common stock at an average exercise price of $8.03 per share, and outstanding warrants to purchase 557,421 shares of our common stock at an average exercise price of $8.59 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 18,377 shares of common stock under our May 2011 Equity Incentive Plan and 49,762 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to the earn-out provisions of the stock purchase agreements in connection with our Ebyline and ZenContent acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, and the issuance of new shares pursuant to acquisition earn-out provisions, will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial sales of our common stock under our effective shelf registration.

We have an effective shelf registration statement on Form S-3 (File No. 333-212247) for the sale of up to $75,000,000 of our common stock. Currently, under Form S-3 rules, we can only sell our securities in a public primary offering with a value not exceeding one-third of our public float in any 12-month period, because our public float is below $75,000,000. Sales of a substantial number of shares of our common stock or securities convertible or exercisable into shares of our common stock under the shelf registration statement could cause the market price of our common stock to drop and could dilute your percentage of ownership.

There may be substantial sales of our common stock under the prospectus relating to our 2013 and 2014 private placements, which could cause our stock price to drop.

We have effective registration statements (File No. 333-191743 and File No. 333-197482) covering the resale of 587,202 shares of our common stock that may be offered by certain stockholders who participated in our 2013 private placement and loan consideration from August through September 2013 or who obtained shares of common stock for services. The number of shares the selling stockholders may sell consists of 487,226 shares of common stock that are currently issued and outstanding and 99,976 shares of common stock that they may receive if they exercise their warrants.

We also have an effective registration statement (File No. 333-195081) covering the resale of 1,469,147 shares of our common stock that may be offered by certain stockholders who participated in our 2014 private placement. The number of shares the selling stockholders may sell consists of 1,147,663 shares of common stock that are currently issued and outstanding and 321,484 shares of common stock that they may receive if they exercise their warrants.
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

Issuance of stock to pay future obligations will dilute your percentage of ownership and could cause our stock price to fall.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. pursuant to the terms of a Stock Purchase Agreement among our company, ZenContent and the stockholders of ZenContent for a maximum purchase price to be paid over the next three years of $4,500,000. Upon closing we made a cash payment of $400,000 and issued 86,207 shares of our common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of our common stock of $6.96 per share as of July 29, 2016). The agreement also requires (i) three equal annual installment payments totaling $1,000,000 commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock, determined at our option. If we issue stock as payment for up to 67% of the future amounts owed, there is no stated maximum on the number of shares that we may issue. This may result in the issuance of substantial amount of shares because the number of shares will be determined using the 30 trading-day volume-weighted average closing price of our common stock prior to the payment. The issuance of a substantial number of shares of our common stock to the former stockholders of ZenContent or our other stockholders or the perception that such sales may occur could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. No person is under any obligation to publish research or reports on us, and any person publishing research or reports on us may discontinue doing so at any time without notice. If adequate research coverage is not maintained on our company or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price would likely decline. If any analysts who cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.

Our revenues and earnings may fluctuate significantly in the future. General economic or other political conditions may cause a downturn in the market for our products or services. A future downturn in the market for our products or services could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Our future operating results may be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated marketers and creators; our ability to develop, introduce and market new products and services on a timely basis; changes in the mix of products developed, produced and sold; and disputes with our marketers and creators.  These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results. The change in our earnings or general economic conditions may cause the market price of our common stock to fluctuate.

Our stock price may be volatile.

While our shares of common stock are listed for trading on the Nasdaq Capital Market, the stock market in general, and the stock prices of technology-based companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock has historically experienced and may continue to experience significant volatility. As a result, the market price could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. We occupy our offices pursuant to a five-year, five-month sublease agreement that expires in April 2019 and is renewable for one additional year until April 2020. We lease approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot annual rate over the lease term. We also lease flexible office space under one-year renewable contracts in Los Angeles, Chicago and Toronto.

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $618,940 and $491,543 for the twelve months ended December 31, 2016 and 2015, respectively.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims, may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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

Fiscal year ended December 31, 2015	High	Low
First quarter	$8.00	$4.60
Second quarter	$10.00	$7.20
Third quarter	$8.80	$6.80
Fourth quarter	$9.70	$6.81

Fiscal year ended December 31, 2016	High	Low
First quarter	$8.40	$6.38
Second quarter	$7.85	$5.75
Third quarter	$7.79	$5.60
Fourth quarter	$5.75	$4.38

Holders

As of March 24, 2017, we had approximately 298 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

See the section "Equity Compensation Plan Information," under Item 11 in Part III of this Form 10-K.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission during the year ended December 31, 2016, there were no unregistered sales of equity securities by us during the year ended December 31, 2016.

On January 30, 2017, we issued 200,542 shares of common stock valued at $938,532 to the former Ebyline stockholders as settlement of our annual installment payment owed under the January 2015 Stock Purchase Agreement.

On February 12, 2017, we issued 7,109 shares valued at $30,000 as compensation for services a contractor provided to us.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements.” The statements, which are not historical facts contained in this report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, customer cancellations, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, the successful integration of acquired companies, technologies and assets into our portfolio of software and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the SEC.

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

Company Overview

IZEA operates online marketplaces that connects marketers with influential content creators. Our creators range from leading social media influencers to accredited journalists. These creators are compensated by IZEA for producing and distributing unique content such as long-form text, videos, photos and status updates on behalf of marketers through websites, blogs and social media channels. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

We help power the creator economy, allowing everyone from college students and stay at home moms to celebrities the opportunity to monetize their content, creativity and influence. Marketers benefit from buzz, traffic, awareness and sales, and creators earn cash compensation in exchange for their work and promotion.

Our online marketplaces are powered by the IZEA Exchange (“IZEAx”). Our technology enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others.

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

Results of Operations for the Twelve Months Ended December 31, 2016 Compared to the Twelve Months Ended December 31, 2015

The following table sets forth a summary of our statements of operations and the change between the periods:

	Twelve Months Ended
	December 31, 2016	December 31, 2015	$ Change	% Change
Revenue	$27,310,602	$20,467,926	$6,842,676	33.4%
Cost of sales	14,242,244	12,236,916	2,005,328	16.4%
Gross profit	13,068,358	8,231,010	4,837,348	58.8%
Operating expenses:
General and administrative	10,282,792	7,517,115	2,765,677	36.8%
Sales and marketing	10,261,910	7,936,215	2,325,695	29.3%
Total operating expenses	20,544,702	15,453,330	5,091,372	32.9%
Loss from operations	(7,476,344)	(7,222,320)	(254,024)	(3.5)%
Other income (expense):
Interest expense	(82,944)	(115,861)	32,917	(28.4)%
Loss on exchange of warrants	—	(1,845,810)	1,845,810	(100.0)%
Change in fair value of derivatives, net	9,163	(2,133,820)	2,142,983	(100.4)%
Other income (expense), net	(10,075)	9,640	(19,715)	(204.5)%
Total other income (expense), net	(83,856)	(4,085,851)	4,001,995	97.9%
Net loss	$(7,560,200)	$(11,308,171)	$3,747,971	33.1%

Revenues

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream for the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended
	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2015
Revenue & % of Total
Sponsored Revenue	$16,704,000	61%	$12,230,000	60%
Content Revenue	10,231,000	37%	7,978,000	39%
Service Fees & Other Revenue	375,000	2%	260,000	1%
Total Revenue	$27,310,000	100%	$20,468,000	100%

Cost of Sales & % of Total
Sponsored COS	$6,538,000	46%	$5,177,000	42%
Content COS	7,704,000	54%	7,060,000	58%
Service Fees & Other COS	—	—%	—	—%
Total Cost of Sales	$14,242,000	100%	$12,237,000	100%

Gross Profit & Profit %
Sponsored Revenue	$10,166,000	61%	$7,053,000	58%
Content Revenue	2,527,000	25%	918,000	12%
Service Fees & Other Revenue	375,000	100%	260,000	100%
Total Profit	$13,068,000	48%	$8,231,000	40%

Revenues for the twelve months ended December 31, 2016 increased by $6,842,676, or 33%, compared to the same period in 2015. Sponsored Revenue increased $4,474,000, Content Revenue increased $2,253,000 and Service Fee Revenue increased $115,000 during the twelve months ended December 31, 2016 compared to the same period in 2015. Sponsored Revenue increased primarily due to our larger sales force, concentrated sales efforts toward larger IZEA managed campaigns rather than smaller marketer self-service campaigns and generating repeat business from existing customers. Content Revenue increased due to the same reasons as Sponsored Revenue, as well as a full twelve full months of Content Revenue reported in 2016 compared to only eleven months in 2015 as the Ebyline acquisition occurred on January 30, 2015. Service Fee Revenue increased in the twelve months ended December 31, 2016 due to more licensing fees generated from the white-label partners in IZEAx.

We estimate that revenue for the year ending December 31, 2017 will increase approximately 25% to approximately $34 million.

Our net bookings of $30.0 million for the twelve months ended December 31, 2016 were 23% higher than the net bookings of $24.5 million for the twelve months ended December 31, 2015. Net bookings is a measure of sales orders received minus any cancellations or changes in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. Net bookings can be affected by, among other things, cancellations or changes to orders that occur in future periods. Reductions in net bookings or changes in the expected timing of delivery for services due to delays and customer preferences or other considerations may result in fluctuations in expected future revenue. We experienced higher bookings as a result of the joint benefit of revenue gained by recent acquisitions and the increase in average deal size from existing and new customers alike. These bookings are expected to continue to translate into higher revenue in 2017 as compared to 2016.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide custom content or advertising services through the promotion of sponsored content in a blog post, tweet, click or action.

Cost of sales for the twelve months ended December 31, 2016 increased by $2,005,328, or 16%, compared to the same period in 2015.  Cost of sales increased primarily due to the increase in our sales, but the increase was tempered by the improved margins on our managed services for Content Revenue.

Gross profit for the twelve months ended December 31, 2016 increased by $4,837,348, or 59%, compared to the same period in 2015.  Our gross profit as a percentage of revenue increased from 40% for the twelve months ended December 31, 2015 to 48% for the same period in 2016. Sponsored Revenue gross margin was 61% and Content Revenue gross margin was 25% for the twelve months ended December 31, 2016. We estimate that our average gross margins for the year ending December 31, 2017 will average approximately 47% to 48%.

The gross profit increase was primarily attributable to increased use of our managed services by marketers and agencies. Prior to being acquired by IZEA, Ebyline generated Content Revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a 7% to 9% profit. After the acquisition, these customers still produce a significant amount of revenue, but we are increasing the sales of Content Revenue to customers on a managed basis and expect to see continued improvement in the Content Revenue margins. The mix of sales between our higher margin Sponsored Revenue and our lower margin Content Revenue (particularly the self-service workflow portion of this revenue) has a significant effect on our overall gross profit percentage.

For the twelve months ended December 31, 2016, managed services were 36% of Content Revenue compared to 14% for the twelve months ended December 31, 2015. Additionally, the margins on the managed portion of Content Revenue increased by 18 percentage points for the twelve months ended December 31, 2016 as we incorporated higher standard pricing guidelines into revenue during 2016 and we lowered our production costs after the acquisition of ZenContent in July 2016.

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the twelve months ended December 31, 2016 increased by $5,091,372, or 33%, compared to the same period in 2015. The increase was primarily attributable to increased personnel costs and additional overhead resulting from increased personnel.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, acquisition costs, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the twelve months ended December 31, 2016 increased by $2,765,677, or 37%, compared to the same period in 2015. The increase was primarily attributable to a $1 million increase in personnel costs and a $142,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These costs increased as a result of an increase in the average number of our administrative and engineering personnel by 34% since the prior year period along with increased costs for those personnel. Increased personnel costs are expected to continue in 2017 due to planned growth in the total number of administrative and engineering personnel needed to handle our growing organization.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline, Inc. for aggregate consideration up to $8,850,000, including guaranteed payments of $3,350,000 and contingent performance payments up to $5,500,000 based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. We initially determined the fair value of the contingent payments to be $2,210,000 using a Monte-Carlo simulation to simulate revenue over the next three years. Of this amount, $357,700 was determined to be future compensation expense and the $1,834,300 remainder was determined to be purchase consideration and recorded as acquisition costs payable. During the twelve months ended December 31, 2015, we reassessed the expected revenues to be produced from Ebyline over the next three years and did not believe that it would meet any of the targets required to achieve the performance payments. Therefore, we recorded a gain of $1,834,300 for the twelve months ended December 31, 2015, due to the reduction in our estimated fair value of contingent acquisition costs payable.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. for aggregate consideration up to $4,500,000, including guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. We initially determined the fair value of the contingent payments to be $230,000 using a Monte-Carlo simulation to simulate revenue over the next three years. As of December 31, 2016, we reassessed the expected revenues to be produced from ZenContent over the next three years and determined that current fair value was $324,000. Therefore, we recorded a $94,000 expense during the twelve months ended December 31, 2016 compared to a $1,834,300 gain during the twelve months ended December 31, 2015, resulting in a net increase of $1,928,300 in general and administrative expense in our consolidated statement of operations, due to the change in our estimated fair value of contingent acquisition costs payable.

A portion of the guaranteed ZenContent payments are subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or she terminates her employment without good reason. As a result, we initially reduced our acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. We increased acquisition costs payable and general and administrative expense in our consolidated statement of operations for the twelve months ended December 31, 2016 by $102,431 related to the portion that was earned during the period.

The increase in general and administrative expenses is also attributable to a $241,000 increase in depreciation and amortization expense during the three months ended December 31, 2016 as a result of the amortization of software development costs for IZEAx and the Ebyline and ZenContent intangible assets acquired; a $12,000 increase in contractor expense for outsourced engineering and finance projects; and a $131,000 increase in rent for our facilities and an additional office in Canada and California. Legal fees decreased by $784,000 from the prior year period due to the settlement of our patent litigation in August 2015.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs and trade show expenses. Sales and marketing expenses for the twelve months ended December 31, 2016 increased by $2,325,695, or 29%, compared to the same period in 2015.  The increase was primarily attributable to a $2,552,000 increase in personnel costs and a $280,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These increases in the personnel costs are the result of a 23% increase in the number of our sales and marketing personnel since the prior year along with a $328,000 increase in commission expense as a result of the increase in customer bookings. Travel costs included in the variable costs increased by 13% as a result of increased training and corporate events during the first half of 2016. Sales and marketing expenses also increased $74,000 in contractor expenses and $42,000 as a result of increased non-cash stock compensation costs related to the new employees. These increases were offset by a $621,000 decrease in public relations and marketing events during 2016 as compared to 2015. We anticipate these expenses will increase again in 2017 due to IZEAFest 2017, which was held in February 2017, and other planned marketing efforts.

Although we estimate that operating expenses will increase for the year ending December 31, 2017 as a result of our continued expansion and investment in future growth, we expect that operating expenses as a percentage of revenue will decline slightly for the year. We estimate that Adjusted EBITDA for the year ending December 31, 2017 will be approximately negative $6 million as a result of our continued investment in sales and engineering staff necessary to increase our revenue and support our customers.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

Interest expense during the twelve months ended December 31, 2016 decreased by $32,917 to $82,944 compared to the same period in 2015 primarily due to the lower imputed interest on the remaining balance of acquisition costs payable.

From July 20, 2015 through August 14, 2015, we offered a 25% discount on the warrant exercise prices to investors holding the series A and series B warrants to purchase common stock issued in its August - September 2013 private placement (the “2013 Warrants”) and a 26% discount on the warrant exercise prices to investors holding series A and series B warrants to purchase common stock issued in its February 2014 private placement (the “2014 Warrants” and together with the 2013 Warrants, the "Warrants"). At the close of the offer period on August 14, 2015, Warrants for a total of 2,191,547 shares of common stock were exercised and converted into common stock at an average exercise price of $5.87 per share for total proceeds of $12,861,057 less $3,972 in transaction costs. The amendment of Warrants to reduce the exercise price required us to treat the adjustment as an exchange whereby it computed the fair value of the Warrants immediately prior to the price reduction and the fair value of the Warrants after the price reduction. The $1,845,810 change in the fair value of the Warrants as a result of the price reduction was treated as a loss on exchange and recorded in the consolidated statements of operations during the twelve months ended December 31, 2015.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded expense of $9,163 and income of $2,133,820 resulting from the increase or decrease in the fair value of certain warrants and stock during the twelve months ended December 31, 2016 and 2015, respectively. Due to the large exercise of Warrants in August 2015 resulting in fewer remaining warrants requiring re-measurement of fair values, we believe that these fluctuations will be little to none in future periods unless we enter into new financing transactions that create derivative liabilities.

The $19,715 change in other income (expense) is primarily the result of currency exchange losses related to our Canadian transactions during the twelve months ended December 31, 2016.

Net Loss

Net loss for the twelve months ended December 31, 2016 was $7,560,200, which decreased from a net loss of $11,308,171 for the same period in 2015.  The reduction in net loss was primarily the result of the increased revenue and profit margins along with a reduced expense from the change in the fair value of derivative financial instruments partially offset by the increase in operating expenses as discussed above.

Non-GAAP Financial Measures

Below are financial measures of cash operating expenses (“Cash Opex”) and Adjusted EBITDA. These are “non-GAAP financial measure” as defined under the rules of the Securities and Exchange Commission (the “SEC”).

We define Cash Opex as total operating expenses exclusive of unusual or non-cash expenses such as depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment and changes in contingent acquisition costs, and all other non-cash income and expense items such as loss on exchanges and changes in fair value of derivatives, if applicable.

We define Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment, changes in contingent acquisition costs, and all other non-cash income and expense items such as loss on exchanges and changes in fair value of derivatives, if applicable.

We use Cash Opex as a percentage of revenue and Adjusted EBITDA as measures of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business and in communications with our board of directors regarding our financial performance. We believe that Cash Opex as a percentage of revenue and Adjusted

EBITDA also provide useful information to investors as they exclude transactions not related to our core cash operating business activities, including non-cash transactions, and they provide consistency and facilitate period-to-period comparisons. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate Cash Opex and Adjusted EBITDA in the same manner, and Cash Opex and Adjusted EBITDA as presented by us may not be comparable to Cash Opex and Adjusted EBITDA presented by other companies, which limits their usefulness as comparative measures.

Moreover, Cash Opex and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for an analysis of our results of operations as reported under generally accepted accounting principles in the United States (“GAAP”). These limitations include that Cash Opex and Adjusted EBITDA:

•
do not include stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•
do not include stock issued for payment of services, which is a non-cash expense, but has been, and is expected to be for the foreseeable future, an important means for us to compensate our vendors and other parties who provide us with services; and

•
do not include depreciation and intangible assets amortization expense, impairment charges and gains or losses on disposal of equipment, which is not always a current period cash expense, but the assets being depreciated and amortized may have to be replaced in the future.

Furthermore, Adjusted EBITDA

•
excludes changes in fair value of derivatives, interest expense and other gains, losses, and expenses that we do not believe are indicative of our ongoing results, but these items may represent a reduction or increase in cash available to us.

Because of these limitations, Cash Opex should not be considered as a measure of our total operating expenses, and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the operation and growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures as supplements. In evaluating these non-GAAP financial measures, you should be aware that in the future we may incur expenses similar to those for which adjustments are made in calculating Adjusted EBITDA and Cash Opex. Our presentation of these non-GAAP financial measures should also not be construed to infer that our future results will be unaffected by unusual or non-recurring items.

The following table sets forth a reconciliation from the GAAP measurement of Operating Expenses to our non-GAAP financial measure of Cash Opex and Cash Opex as a percentage of revenue for the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended December 31,
	2016	2015
Total operating expenses	$20,544,702	$15,453,330
Less:
Non-cash stock-based compensation	748,092	705,466
Non-cash stock issued for payment of services	133,897	177,842
Loss on disposal of equipment	9,435	595
Increase/(decrease) in value of contingent acquisition costs payable	94,000	(1,834,300)
Depreciation and amortization	1,299,851	1,059,131
Total excluded expenses	2,285,275	108,734
Cash Opex	$18,259,427	$15,344,596

Revenue	$27,310,602	$20,467,926
Cash Opex / Revenue	67%	75%

The following table sets forth a reconciliation from the GAAP measurement of Net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended
	December 31, 2016	December 31, 2015
Net loss	$(7,560,200)	$(11,308,171)
Non-cash stock-based compensation	748,092	705,466
Non-cash stock issued for payment of services	133,897	177,842
Change in fair value of derivatives	(9,163)	2,133,820
Loss on exchange of warrants	—	1,845,810
Loss on disposal of equipment	9,435	595
Increase/(decrease) in value of contingent acquisition costs payable	94,000	(1,834,300)
Interest expense	82,944	115,861
Depreciation and amortization	1,299,851	1,059,131
Adjusted EBITDA	$(5,201,144)	$(7,103,946)

Liquidity and Capital Resources

We had cash and cash equivalents of $5,949,004 as of December 31, 2016 as compared to $11,608,452 as of December 31, 2015, a decrease of $5,659,448 primarily due to the funding of our operating losses.  We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $41,809,721 as of December 31, 2016.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $4,719,454 during the twelve months ended December 31, 2016 and was primarily a result of our loss from operations during the period of $7,476,344. Cash used for investing activities was $967,007 during the twelve months ended December 31, 2016 due primarily to a $400,000 cash payment for the purchase of ZenContent, and nearly $600,000 in purchases of computer and office equipment for our expanding staff and development of our proprietary software. Cash provided by financing activities was $27,013 during the twelve months ended December 31, 2016 and was the result of proceeds from the exercise of stock options offset by expenses on the issuance of shares and principal payments on our capital lease obligations.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline for aggregate consideration up to $8,850,000, including a cash payment at closing of $1,200,000, a stock issuance valued at $250,000 paid on July 30, 2015, $1,877,064 in two equal installments of $938,532 on the first and second anniversaries of the closing, and up to $5,500,000 in contingent performance payments, subject to Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. The $1,877,064 in annual payments and the $5,500,000 in contingent performance payments may be made in cash or common stock, at our option. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. On January 29, 2016, we issued 114,398 shares of common stock valued at $848,832 to satisfy our first annual installment payment of $938,532 less $89,700 in closing related expenses owed as part of the January 2015 Ebyline Stock Purchase Agreement. On January 30, 2017,we issued 200,542 shares of common stock valued at $938,532 to satisfy the final annual guaranteed payment owed as part of the January 2015 Ebyline Stock Purchase Agreement. Based on actual results and future projections, we do not believe that we will owe any of the $5,500,000 in contingent performance payments related to the Ebyline acquisition.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent. Upon closing we (a) paid a cash payment of $400,000 and (b) issued 86,207 shares of our common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of our common stock of $6.96 per share as of July 29, 2016). The agreement also requires (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock (determined at our option). If we decide to issue stock rather than make cash payments, this may result in the issuance of substantial amount of shares because the number of shares will be determined using the 30 trading-day volume-weighted average closing price of our common stock prior to the payment.

On April 13, 2015, we expanded our secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California ("Western Alliance"). Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by our accounts receivable and substantially all of our other assets. The agreement renews annually and requires us to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of December 31, 2016, we had no advances outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we have available credit of $2,996,556 under the agreement as of December 31, 2016.

We believe that, with our current cash and our available credit line with Western Alliance, we will have sufficient cash reserves available to cover expenses for longer than the next twelve months. Given the volatility in U.S. equity markets and our normal working capital fluctuations, we may seek to raise additional capital at any time to supplement our operating cash flows to the extent we can do so on competitive market terms. In such event, an equity financing may dilute the ownership interests of our common stockholders.

Off-Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The preparation of the accompanying financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes.  The preparation of these financial statements requires managements to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to write about the marketer’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $237,000 for doubtful accounts as of December 31, 2016. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2016 and 2015.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We continue to add new features and additional functionality to this platform each year. These new features will enable our platform to facilitate the contracting, workflow and delivery of direct custom content as well as provide for invoicing, collaborating and direct payments for our SaaS customers. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $1,492,665 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of December 31, 2016. We estimate the useful life of our software to be 5 years, consistent with the amount of time our legacy platforms were in-service, and we are amortizing the software development costs over this period.

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

For our managed customers, we enter into an agreement to provide services that may require multiple deliverables in the form of (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (b) media advertisements, such as click-through advertisements appearing in websites and social media channels and (c) original content items, such as a research or news article, informational material or videos that a publisher or other marketer can use. We may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each of these items are considered delivered once the content is live through a public or social network or custom content has been delivered to the customer for their own use. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to our completion of services. Payment terms are typically 30 days from the invoice date. If we are unable to provide a portion of the services, we may agree with the customer to provide a different type of service or to provide a credit for the value of those services that may be applied to the existing order or used for future services.

Sponsored Revenue is recognized and considered earned after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to several months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees is recognized straight-line over the term of service. Self-service marketers must prepay for services by placing a deposit in their account with us.  The deposits are typically paid by the marketer via credit card. Marketers who use us to manage their social advertising campaigns or content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

All of our revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1, which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the marketer or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, take on credit risk, establish the pricing and determine the service specifications.

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

The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the twelve months ended December 31, 2016 and 2015:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2015	277,059	$7.43	6.0 years	55.47%	1.65%	$3.84
December 31, 2016	179,998	$6.16	6.0 years	47.95%	1.58%	$2.88

There were outstanding options to purchase 959,864 shares with a weighted average exercise price of $8.11 per share, of which options to purchase 545,558 shares were exercisable with a weighted average exercise price of $9.20 per share as of December 31, 2016.   The intrinsic value on outstanding options as of December 31, 2016 was $8,080. The intrinsic value on exercisable options as of December 31, 2016 was $7,098.

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

Recent Accounting Pronouncements

     See "Note 1. Summary of Significant Accounting Policies," under Item 8 in Part II of this Form 10-K.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IZEA, Inc.
Winter Park, Florida

We have audited the accompanying consolidated balance sheets of IZEA, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IZEA, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Certified Public Accountants

Tampa, Florida
March 28, 2017

IZEA, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets
Current:
Cash and cash equivalents	$5,949,004	$11,608,452
Accounts receivable, net	3,745,695	3,917,925
Prepaid expenses	322,377	193,455
Other current assets	11,940	16,853
Total current assets	10,029,016	15,736,685

Property and equipment, net	460,650	596,008
Goodwill	3,604,720	2,468,289
Intangible assets, net	1,662,536	1,806,191
Software development costs, net	1,103,959	813,932
Security deposits	161,736	117,946
Total assets	$17,022,617	$21,539,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,438,389	$995,275
Accrued expenses	1,242,889	908,519
Unearned revenue	3,315,563	3,584,527
Current portion of deferred rent	34,290	14,662
Current portion of capital lease obligations	—	7,291
Current portion of acquisition costs payable	1,252,885	844,931
Total current liabilities	7,284,016	6,355,205

Deferred rent, less current portion	62,547	102,665
Acquisition costs payable, less current portion	688,191	889,080
Warrant liability	—	5,060
Total liabilities	8,034,754	7,352,010

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,456,118 and 5,222,951, respectively, issued and outstanding	545	522
Additional paid-in capital	50,797,039	48,436,040
Accumulated deficit	(41,809,721)	(34,249,521)
Total stockholders’ equity	8,987,863	14,187,041

Total liabilities and stockholders’ equity	$17,022,617	$21,539,051

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2016	2015

Revenue	$27,310,602	$20,467,926
Cost of sales	14,242,244	12,236,916
Gross profit	13,068,358	8,231,010

Operating expenses:
General and administrative	10,282,792	7,517,115
Sales and marketing	10,261,910	7,936,215
Total operating expenses	20,544,702	15,453,330

Loss from operations	(7,476,344)	(7,222,320)

Other income (expense):
Interest expense	(82,944)	(115,861)
Loss on exchange of warrants	—	(1,845,810)
Change in fair value of derivatives, net	9,163	(2,133,820)
Other income (expense), net	(10,075)	9,640
Total other income (expense)	(83,856)	(4,085,851)

Net loss	$(7,560,200)	$(11,308,171)

Weighted average common shares outstanding – basic and diluted	5,380,465	3,737,897
Basic and diluted loss per common share	$(1.41)	$(3.03)

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	2,885,424	$289	$27,200,536	$(22,941,350)	$4,259,475
Fair value of warrants issued	—	—	51,950	—	51,950
Fair value of 2014 private placement warrants reclassified from liability to equity & loss on exchange	—	—	7,178,035	—	7,178,035
Stock issued for payment of acquisition liability	31,821	3	249,997	—	250,000
Exercise of warrants	2,191,547	219	12,860,838	—	12,861,057
Stock purchase plan subscriptions	13,403	1	76,169	—	76,170
Stock issued for payment of services	100,756	10	125,982	—	125,992
Stock issuance costs	—	—	(12,933)	—	(12,933)
Stock-based compensation	—	—	705,466	—	705,466
Net loss	—	—	—	(11,308,171)	(11,308,171)
Balance, December 31, 2015	5,222,951	$522	$48,436,040	$(34,249,521)	$14,187,041
Stock issued for payment of acquisition liability	200,605	20	1,448,812	—	1,448,832
Stock purchase plan issuances	11,453	1	58,020	—	58,021
Stock issued for payment of services	21,109	2	129,792	—	129,794
Stock issuance costs	—	—	(23,717)	—	(23,717)
Stock-based compensation	—	—	748,092	—	748,092
Net loss	—	—	—	(7,560,200)	(7,560,200)
Balance, December 31, 2016	5,456,118	$545	$50,797,039	$(41,809,721)	$8,987,863

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,560,200)	$(11,308,171)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	253,004	206,670
Amortization of software development costs and other intangible assets	1,046,847	852,461
Loss on disposal of equipment	9,435	595
Provision for losses on accounts receivable	163,000	163,535
Stock-based compensation	748,092	705,466
Fair value of stock and warrants issued or to be issued for payment of services	133,897	177,842
Increase (decrease) in fair value of contingent acquisition costs payable	94,000	(1,834,300)
Loss on exchange of warrants	—	1,845,810
Change in fair value of derivatives, net	(9,163)	2,133,820
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	346,414	(1,608,561)
Prepaid expenses and other current assets	(115,927)	83,244
Accounts payable	443,114	141,325
Accrued expenses	17,487	582,851
Unearned revenue	(268,964)	1,783,559
Deferred rent	(20,490)	896
Net cash used for operating activities	(4,719,454)	(6,072,958)

Cash flows from investing activities:
Purchase of equipment	(122,530)	(187,160)
Increase in software development costs	(471,219)	(452,571)
Acquisition, net of cash acquired	(329,468)	(1,072,055)
Security deposits	(43,790)	1,248
Net cash used for investing activities	(967,007)	(1,710,538)

Cash flows from financing activities:
Proceeds from exercise of options and warrants, net	58,021	12,937,327
Stock issuance costs	(23,717)	(12,933)
Payments on capital lease obligations	(7,291)	(54,376)
Net cash provided by financing activities	27,013	12,870,018

Net increase (decrease) in cash and cash equivalents	(5,659,448)	5,086,522
Cash and cash equivalents, beginning of year	11,608,452	6,521,930

Cash and cash equivalents, end of year	$5,949,004	$11,608,452

Supplemental cash flow information:
Cash paid during the year for interest	$68,045	$6,401

Non-cash financing and investing activities:
Fair value of warrants issued	$—	$51,950
Acquisition costs payable for assets acquired	$—	$3,942,639
Acquisition costs paid through issuance of common stock	$1,448,832	$250,000
Fair value of warrants reclassified from liability to equity	$—	$6,530,046

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA, Inc. (together with its wholly-owned subsidiaries, "we," "us," "our," "IZEA" or the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”) and in July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. ("ZenContent"). Both of these entities, now operate as wholly-owned subsidiaries under IZEA, Inc. On March 9, 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada to operate as a sales office for IZEA's Canadian customers beginning in the second half of 2016. On April 5, 2016, the Company filed Articles of Merger with the Secretary of State of Nevada to effect the merger of its wholly-owned, non-operating subsidiary, IZEA Innovations, Inc., a Delaware corporation originally incorporated on September 19, 2006, into IZEA, Inc., the Nevada corporation. The Company is headquartered near Orlando, Florida with additional offices in Illinois, California and Canada and a sales presence in New York, Michigan and Massachusetts.

The Company operates online marketplaces that facilitate transactions between marketers and influential content creators. These creators are compensated by IZEA for producing and distributing unique content such as long-form text, videos, photos and status updates on behalf of marketers through websites, blogs and social media channels. Marketers receive influential consumer content and engaging, shareable stories that drive awareness. These marketplaces are powered by the IZEA Exchange (“IZEAx”). The Company's technology enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others.

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

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. and its wholly-owned subsidiaries, Ebyline after its acquisition on January 31, 2015, ZenContent, Inc. after its acquisition on July 31, 2016, and IZEA Canada, Inc. after its formation in March 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to write about the marketer’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $237,000 and $139,000 for doubtful accounts as of December 31, 2016 and 2015, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2016 and 2015.

IZEA, Inc.
Notes to the Consolidated Financial Statements

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At December 31, 2016, the Company had no customers which accounted for more than 10% of total accounts receivable. At December 31, 2015, the Company had one customer which accounted for 13% of total accounts receivable. The Company had one customer that accounted for 10% of its revenue during the twelve months ended December 31, 2016 and one customer that accounted for 14% of its revenue during the twelve months ended December 31, 2015.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 - 5 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

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

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015 and its acquisition of ZenContent on July 31, 2016. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the twelve months ended December 31, 2016 and 2015, there were no impairment charges associated with the Company's long-lived assets.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

For managed customers, the Company enters into an agreement to provide services that may require multiple deliverables in the form of (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (b) media advertisements, such as click-through advertisements appearing in websites and social media channels; and (c) original content items, such as a research or news article, informational material or videos that a publisher or marketer can use. The Company may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each of these items are considered delivered once the content is live through a public or social network or custom content has been delivered to the customer for their own use. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Payment terms are typically 30 days from the invoice date. If the Company is unable to provide a portion of the services, it may agree with the customer to provide a different type of service or to provide a credit for the value of those services that may be applied to the existing order or used for future services.

Sponsored Revenue is recognized and considered earned after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees related to Sponsored Revenue from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to several months. Content Revenue is recognized when the content is delivered to and accepted by the customer. Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. Service Fee Revenue is recognized immediately when the service is performed or at the time an account becomes dormant or is cashed out. Service Fee Revenue for subscription or licensing fees is recognized straight-line over the term of service. Self-service marketers must prepay for services by placing a deposit in their account with the Company. The deposits are typically paid by the marketer via credit card. Marketers who use the Company to manage their social advertising campaigns or custom content requests may prepay for services or request credit terms. Payments received or billings in advance of services are recorded as unearned revenue until earned as described above.

All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of SAB Topic 13 A.1, which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the marketer or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectibility is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, takes on credit risk, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising expense charged to operations for the twelve months ended December 31, 2016 and 2015 were approximately $455,000 and $558,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent
The Company’s operating leases for its office facilities contain rent abatements and predetermined fixed increases of the base rental rate during the lease term. The Company accounts for rental expense on a straight-line basis over the lease term. The

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying factors (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) and a warrant liability (see Note 6) as of December 31, 2016. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 8) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2016	December 31, 2015
Expected term	6 years	6 years
Weighted average volatility	47.95%	55.47%
Weighted average risk free interest rate	1.58%	1.65%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 9.52% and 8.32% during the twelve months ended December 31, 2016 and 2015, respectively.

Non-Employee Stock-Based Payments
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. The fair value of equity instruments issued to consultants that vest immediately is expensed when issued. The fair value of equity instruments issued to consultants that have future vesting and are subject to forfeiture if performance does not occur is recognized as expense over the vesting period. Fair values for the unvested portion of issued instruments are adjusted each reporting period. The change in fair value is recorded in the accompanying consolidated statements of operations. Stock-based payments related to non-employees is accounted for based on the fair value of the related stock or the fair value of the services, whichever is more readily determinable.

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

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could

IZEA, Inc.
Notes to the Consolidated Financial Statements

be achieved after the requisite service period. It requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. This update was effective January 1, 2016 and the adoption of this guidance did not have a material impact on the Company's financial statements.

In August 2014, the FASB issued guidance about disclosing an entity's ability to continue as a going concern. The guidance is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This update was effective December 15, 2016 and the adoption of this guidance did not have a material impact on the Company's financial statements.

In September 2015, the FASB issued guidance to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. The update requires an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined in the measurement period, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This update was effective January 1, 2016 and the adoption of this guidance did not have a material impact on the Company's financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU are intended to improve the understanding of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09 stated above.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the understanding of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09 stated above.

These new revenue recognition standards will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company is reviewing each of the five steps in the new revenue recognition model, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. However, the Company has not yet finalized its review and analysis to determine the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical

IZEA, Inc.
Notes to the Consolidated Financial Statements

expedients available. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

NOTE 2.     BUSINESS ACQUISITIONS

EBYLINE, INC.
On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline for a maximum purchase price to be paid over the next three years of $8,850,000. Based in Los Angeles, California, Ebyline operates an online marketplace that enables publishers to access a network of over 15,000 content creators ranging from writers to illustrators in 84 countries. Over 2,000 fully vetted individuals in the Ebyline network have professional journalism credentials with backgrounds at well-known media outlets. Ebyline’s proprietary workflow is utilized by leading media organizations to obtain the content they need from professional content creators. In addition to publishers, Ebyline is leveraged by marketers to produce custom branded content for use on their owned and operated sites, as well as third party content marketing and native advertising efforts.
Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	12/31/2015	12/31/2016
Cash paid at closing	$1,200,000	$1,200,000	$—	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	1,823,711	934,728
Contingent performance payments (b)	2,210,000	1,834,300	—	—
Acquisition costs payable by Ebyline shareholders (c)	—	—	(89,700)	—
Total estimated consideration	$5,537,064	$5,016,939	$1,734,011	$934,728

Current portion of acquisition costs payable			$844,931	$934,728
Long term portion of acquisition costs payable			889,080	—
Total acquisition costs payable			$1,734,011	$934,728

(a)
The January 2015 Ebyline Stock Purchase Agreement required a $1,200,000 cash payment at closing, a $250,000 stock payment on July 30, 2015 and a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the additional amount owed became $1,877,064 payable in two equal installments of $938,532 on January 30, 2016 and January 30, 2017. This guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% . Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $49,549 and $91,072 for the twelve months ended December 31, 2016 and 2015, respectively. Per the January 2015 Ebyline Stock Purchase Agreement, the Company issued 31,821 shares of its common stock valued at $250,000 to satisfy a portion of the guaranteed purchase price payment obligation on July 30, 2015. On January 29, 2016, the Company issued 114,398 shares of its common stock valued at $848,832 to satisfy the annual guaranteed payment of $938,532 less $89,700 in closing related expenses (see item (c) below).

(b)
Total contingent performance payments up to $5,500,000 are to be paid based on Ebyline meeting certain revenue targets. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. The fair value of the $5,500,000 of contingent performance payments was calculated using a Monte-Carlo simulation to simulate revenue over the next three years. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 8.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 100,000 simulation trials. The volatility used for the

IZEA, Inc.
Notes to the Consolidated Financial Statements

simulation was 35%. The Monte Carlo simulation resulted in a calculated fair value of contingent performance payments of $2,210,000 on January 30, 2015. Because the contingent performance payments are subject to a 17% reduction related to the continued employment of certain key employees, ASC 805-10-55-25 indicates that a portion of these payments be treated as potential compensation to be accrued over the term rather than allocated to the purchase price. Therefore, the Company reduced its overall purchase price consideration by $357,700 and recorded the initial present value of the contingent performance payments at $1,834,300. Based on actual results for and projections for Content Revenue for 2015-2017, the Content Revenue for every year is expected to be below 90% of the required Content Revenues targets. Therefore, the Company reduced the fair value of contingent performance payments to zero by the end of 2015. The decrease in the estimated fair value of contingent performance payments was recorded as a reduction of general and administrative expense in the Company's consolidated statement of operations during the year ended December 31, 2015.

(c)
According to the January 2015 Ebyline Stock Purchase Agreement, $89,700 in closing related expenses paid by Ebyline during the acquisition process were payable by the selling shareholders. These costs were deducted from the guaranteed payment on January 30, 2016.

Purchase Price Allocation
The final allocation of the purchase price as of January 30, 2015 is summarized as follows:

Final Purchase Price Allocation
Current assets	$738,279
Property and equipment	27,194
Identifiable intangible assets	2,370,000
Goodwill	2,468,289
Security deposits	18,553
Current liabilities	(605,376)
Total estimated consideration	$5,016,939

There are many synergies between the business operations of Ebyline and IZEA including a database of creators that can provide custom content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The Ebyline operations are included in the consolidated financial statements beginning on the date of acquisition of January 30, 2015. The Ebyline operations contributed revenue of $9,313,409 and gross profit of $2,109,228 in the consolidated statement of operations for the twelve months ended December 31, 2016 and revenue of $8,001,882 and gross profit of $942,089 in the consolidated statement of operations during the eleven months from January 31, 2015 through December 31, 2015.

The following unaudited pro forma summary presents consolidated information of IZEA, Inc. as if the business combination with Ebyline had occurred on January 1, 2014:

Pro-Forma
Twelve Months Ended
12/31/2015
Pro-Forma Revenue	$21,178,040
Pro-Forma Cost of Sales	12,887,062
Pro-Forma Gross Profit	8,290,978
Pro-Forma Net Loss	(11,398,336)

IZEA did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The pro forma revenue and earnings calculations have been calculated after applying the Company's accounting policies on revenue recognition and adjusting the results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2014. The Company incurred $87,906 in acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the twelve months ended December 31, 2015. These costs are reflected in pro forma earnings for the twelve months ended December 31, 2015.

IZEA, Inc.
Notes to the Consolidated Financial Statements

ZENCONTENT, INC.
On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent for a maximum purchase price to be paid over the next three years of $4,500,000. Based in Mountain View, California, ZenContent offers a custom content marketing technology platform that creates high volume original content for businesses. ZenContent services a strong base of Fortune 500 e-commerce customers, amongst others. ZenContent customers have access to its network of more than 5,000 content creators for large-scale asset production. ZenContent’s proprietary tools ingest full product databases, source creators and provide quality assurance for custom content projects, making product listings friendlier for consumers and more indexable for search. Outside of e-commerce, ZenContent also works with leading online publishers for the production of articles and text updates, including a real-time application program interface that enables production of assets for rapid publishing of news stories and augmentation of consumer content.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2016
Cash paid at closing (a)	$400,000	$400,000	$—
Stock paid at closing (a)	600,000	600,000	—
Guaranteed purchase price (b)	933,565	566,547	682,348
Contingent performance payments (c)	2,500,000	230,000	324,000
Total estimated consideration	$4,433,565	$1,796,547	$1,006,348

Current portion of acquisition costs payable			$318,157
Long term portion of acquisition costs payable			688,191
Total acquisition costs payable			$1,006,348

(a)
The aggregate consideration paid at closing for the acquisition of ZenContent consisted of (a) a cash payment of $400,000 and (b) the issuance of 86,207 shares of IZEA common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of IZEA's common stock of $6.96 per share as of July 29, 2016).

(b)
Aggregate future consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment ("guaranteed purchase price"), and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments are also subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $102,431 for the twelve months ended December 31, 2016. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5%). Interest expense imputed on the acquisition costs payable in the accompanying consolidated statement of operations was $13,370 for the twelve months ended December 31, 2016.

(c)
The contingent performance payments are subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent is required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of IZEA common stock at then average stock prices (determined at IZEA’s option). The

IZEA, Inc.
Notes to the Consolidated Financial Statements

$230,000 fair value of the contingent performance payments was calculated using a Monte-Carlo simulation to simulate revenue over the next three years. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 16.0%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 60%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% (5.75%). The Company revalued its estimate of the contingent performance payment as of December 31, 2016 based on actual results for and projections for Content Revenue from ZenContent and determined that current fair value was $324,000. Therefore, the increase in the estimated fair value of contingent performance payable resulted in an increase to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2016.

Purchase Price Allocation
The consolidated financial statements reflect the allocation of the purchase price to the underlying ZenContent tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill.

The allocation of the purchase price as of July 31, 2016 is summarized as follows:

Final Purchase Price Allocation
Current assets	$415,798
Property and equipment	4,551
Identifiable intangible assets	722,000
Goodwill	1,136,431
Current liabilities	(482,233)
Total estimated consideration	$1,796,547

There are many synergies between the business operations of ZenContent and IZEA including a database of creators that can provide custom content and advertising and synergies between our online marketplaces that appeal to customers on both sides. The ZenContent operations are included in the consolidated financial statements beginning on the date of acquisition of July 31, 2016. The ZenContent operations contributed revenue of $936,194 and gross profit of $436,395 in the consolidated statement of operations for the twelve months ended December 31, 2016. The Company incurred $52,665 in acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the twelve months ended December 31, 2016.

NOTE 3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2016	December 31, 2015
Furniture and fixtures	$254,206	$252,516
Office equipment	65,463	53,265
Computer equipment	432,321	421,798
Leasehold improvements	324,716	314,400
Total	1,076,706	1,041,979
Less accumulated depreciation and amortization	(616,056)	(445,971)
Property and equipment, net	$460,650	$596,008

Computer equipment includes items under capital leases totaling $59,458 as of December 31, 2015. Accumulated amortization relating to equipment under capital leases totaled $37,341 as of December 31, 2015. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying consolidated statements of operations was $253,004 and $206,670 for the twelve months ended December 31, 2016 and 2015, respectively.

IZEA, Inc.
Notes to the Consolidated Financial Statements

NOTE 4.     INTANGIBLE ASSETS AND GOODWILL

The identifiable intangible assets consists of the following assets:

	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
	December 31, 2016		December 31, 2015
Content provider networks	$160,000	$57,083	$30,000	$27,500	1
Trade names	52,000	45,000	40,000	36,667	1
Developed technology	530,000	134,167	300,000	55,000	3
Self-service content customers	210,000	134,167	210,000	64,167	5
Managed content customers	2,140,000	1,192,222	1,790,000	546,944	3
Domains	166,469	33,294	166,469	—	5
Total identifiable intangible assets	$3,258,469	$1,595,933	$2,536,469	$730,278

Total identifiable intangible assets from the Ebyline and ZenContent purchase price allocation and other acquired assets along with accumulated amortization thereon consists of the following:

	December 31, 2016	December 31, 2015
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	—
Domains	166,469	166,469
Total Intangible Assets	3,258,469	2,536,469
Accumulated amortization	(1,595,933)	(730,278)
Intangible Assets, net	$1,662,536	$1,806,191

The Company is amortizing the identifiable intangible assets over a weighted average period of 3 years. Amortization expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $865,655 and $730,278 for the twelve months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2017	$994,628
2018	349,432
2019	207,349
2020	84,293
2021	26,834
Total	$1,662,536

The Company performs its annual impairment tests of goodwill on October 1st of each year. Goodwill is required to be tested for impairment at the reporting unit level. The Company has determined that prior to and after the acquisition of Ebyline and ZenContent, it had and continues to have one reporting unit. As of October 1, 2016, the estimated fair value of the Company, based on the current market price of its common stock on October 1, 2016, exceeded its carrying value in excess of $21 million. Therefore, management concluded that goodwill was not impaired; however, significant changes in the assumptions used in the Company's impairment analysis, could result in additional non-cash impairment charges in future periods. Goodwill or any impairment thereon is not deductible for tax purposes.

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	December 31, 2016	December 31, 2015
Software development costs	$1,492,665	$1,021,446
Less accumulated depreciation and amortization	(388,706)	(207,514)
Software development costs, net	$1,103,959	$813,932

The Company determined that on April 15, 2013, its project to create IZEAx became technologically feasible and the development phase began. Throughout 2013 and the first quarter of 2014, the Company developed its new web-based advertising exchange platform, IZEAx. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to this platform each year. These new features will enable IZEAx to facilitate the contracting, workflow and delivery of direct content as well as provide for invoicing, collaborating and direct payments for the Company's SaaS customers. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, the Company has capitalized $1,492,665 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of December 31, 2016. The Company estimated the useful life of its developed software to be 5 years, consistent with the amount of time its legacy platforms were in-service.

Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $181,192 and $122,183 for the twelve months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2017	$298,533
2018	298,533
2019	213,201
2020	176,351
2021	117,341
$1,103,959

NOTE 6.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon registration of the shares underlying the warrants, changes in price-based anti-dilution adjustments, conversion or exercise, as applicable, of a derivative instrument, the instrument is marked to fair value at the date of the occurrence of the event and then that fair value is reclassified to equity.

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

As further described in Note 8, the Company has engaged in a series of private placements between 2011 and 2014 which resulted in the issuance of warrants. The Company determined that some of these warrants required classification as a liability due to certain provisions in their terms.
From July 20, 2015 through August 14, 2015, the Company offered a 26% discount on the warrant exercise prices to investors holding warrants from its February 2014 Private Placement (the "2014 Warrants"). If and to the extent a holder did not exercise its 2014 Warrants at the reduced exercise prices during this time period, the exercise prices of any unexercised 2014 Warrants remained at their original exercise prices of $7.00 and $10.00 per share for the series A and series B 2014 Warrants, respectively. In exchange for the reduction in the warrant exercise price, the investors holding a majority of the 2014 Warrants agreed to amend the 2014 Warrants to remove the price-based anti-dilution adjustment provisions contained in the 2014 Warrants. The removal of these provisions from the 2014 Warrants eliminated the provision that required liability classification of the 2014 Warrants and quarterly non-cash adjustments reflecting changes in the fair value of the derivative liability on the Company’s financial statements. Except for the temporarily reduced exercise prices and elimination of the anti-dilution adjustment provisions in the 2014 Warrants, the terms of the 2014 Warrants remain unchanged. As a result of the amendment in the 2014 Warrants terms, the 2014 Warrants no longer require liability classification after August 14, 2015.

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

The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the twelve months ended December 31, 2016 and 2015.

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2014	1,795,564	$3,203,465
Exercise of warrants for common stock	(1,392,832)	(5,348,408)
Loss on exchange of warrants	—	1,197,821
Reclassification of fair value of 2014 Private Placement warrants to equity	(396,536)	(1,181,638)
Change in fair value of derivatives	—	2,133,820
Balance, December 31, 2015	6,196	5,060
Expiration of warrants	(694)	—
Change in fair value of derivatives	—	(5,060)
Balance, December 31, 2016	5,502	$—

As of December 31, 2016, the Company had 5,502 warrant shares issued in its September 2012 public offering that still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of December 31, 2016 was $0. During the twelve months ended December 31, 2016 and 2015, the Company recorded a gain of $5,060 and a loss of $2,133,820, respectively, due to the change in the fair value of its warrant liability.

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2016 and 2015 were as follows:

Binomial Assumptions	December 31, 2016	December 31, 2015
Fair market value of asset (1)	$4.51	$7.66
Exercise price	$25.00	$25.00
Term (2)	0.7 years	1.7 years
Implied expected life (3)	0.7 years	1.7 years
Volatility range of inputs (4)	55.91%	83.00%
Equivalent volatility (3)	55.91%	83.00%
Risk-free interest rate range of inputs (5)	0.85%	1.06%
Equivalent risk-free interest rate (3)	0.85%	1.06%
(1)  The fair market value of the asset was determined by using the Company's closing stock price as reflected in the OTCQB for the period ended December 31, 2015 and the Nasdaq Capital Market for the period ended December 31, 2016.
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

NOTE 7.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of December 31, 2016 and 2015, the Company had no advances outstanding under this agreement. As of December 31, 2016, the Company had a net accounts receivable balance of $3,745,695. Assuming that all of the the Company's accounts receivable balance was eligible for funding, it has available credit of $2,996,556 under the agreement as of December 31, 2016.

The Company incurred $21,000 and $23,184 in costs related to this credit facility and expansion during the twelve months ended December 31, 2016 and 2015, respectively. These costs are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $19,796 and $18,388 of these costs through interest expense during the twelve months ended December 31, 2016 and 2015, respectively. The remaining value of the capitalized loan costs related to the Bridge Bank Credit Agreement as of December 31, 2016 is $7,000. This amount will be amortized to interest expense during fiscal 2017.

Lease Commitments
Operating Leases
The corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. The Company occupies this office pursuant to a five years, five months sublease agreement that expires in April 2019 and is renewable for one additional year until April 30, 2020. The Company leases approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot over the lease term. The Company also leases flexible office space under one year renewable contracts in Los Angeles, Chicago and Toronto.

Capital Leases
During 2013 and 2014, the Company entered into capital leases for equipment which expire on various dates between December 2015 and January 2016. There are no remaining obligations outstanding under capital leases at December 31, 2016.

A summary of future minimum lease payments under the Company's non-cancelable leases as of December 31, 2016 is as follows:

Year ending December 31:	Operating Leases
2017	$449,295
2018	333,417
2019	113,516
Total minimum lease payments	$896,228

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $618,940 and $491,543 for the twelve months ended December 31, 2016 and 2015, respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after two years of service. During the twelve months ended December 31, 2016 and 2015, the Company incurred $166,271 and $125,262, respectively, in expense for matching employer contributions.

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

Stock Issued for Purchases
As further discussed in Note 2, on July 30, 2015, the Company issued 31,821 shares of common stock valued at $250,000 to satisfy a portion of the guaranteed purchase price payment per the Ebyline Stock Purchase Agreement. On January 29, 2016, the Company issued 114,398 shares of common stock valued at $848,832 to satisfy the annual guaranteed payment of $938,532 less $89,700 in closing related expenses owed as part of the Ebyline Stock Purchase Agreement.

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

On August 15, 2015, the Company issued 84,375 shares of common stock to Brian W. Brady for shares granted to him in 2013 as consideration for loans made to the Company.

The Company issued 13,767 shares of common stock valued at $107,292 to five directors for their service as directors of the Company during the twelve months ended December 31, 2015.

The Company issued each of its five independent directors 811 shares of restricted common stock valued at $6,250 for their service as directors of the Company during the first quarter of 2016. On May 16, 2016, the Company issued each of its five independent directors 3,261 shares of restricted common stock valued at $18,750 for their service as directors of the Company for the period of April 2016 through December 2016. The stock vested in equal increments of approximately 362 shares per month. Total shares issued during the twelve months ended December 31, 2016 were 20,360 at a total initial value of $125,000.

On April 11, 2016, the Company issued 749 shares of restricted common stock valued at $4,794 to four employees as a contest award.

The following table contains summarized information about nonvested restricted stock outstanding during the twelve months ended December 31, 2016:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2015	—	$—
Granted	21,109	6.15
Vested	(21,109)	6.34
Forfeited	—	—
Nonvested at December 31, 2016	—	$—

Total expense recognized for stock-based payments for services during the twelve months ended December 31, 2016 and 2015 was $133,897 and $125,992, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service. The Company recognized a gain of $4,103 as a change in the fair value of derivatives during the twelve months ended December 31, 2016, based on the change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting. There is no remaining future compensation related to nonvested restricted awards as of December 31, 2016.

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

The warrant exercise offer was made pursuant to the terms of Warrant Amendment and Exercise Agreements, dated July 20, 2015, entered into with holders owning more than 70% of the Company's outstanding 2013 and 2014 Warrants. In exchange for the reduction in the warrant exercise price, the investors holding a majority of the 2014 Warrants agreed to amend the 2014 Warrants to remove the price-based anti-dilution adjustment provisions contained in the 2014 Warrants. The removal of these provisions from the 2014 Warrants eliminated the provision that required liability classification of the 2014 Warrants and quarterly non-cash adjustments reflecting changes in the fair value of the derivative liability on the Company’s financial statements. Except for the temporarily reduced exercise prices and elimination of the anti-dilution adjustment provisions in the 2014 Warrants, the terms of the 2013 Warrants and 2014 Warrants remain unchanged. As a result of the amendment in the 2014 Warrants terms, the 2014 Warrants no longer require liability classification after August 14, 2015 (See Note 6).

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

As a result of the above transactions, the fair value of $5,348,408 on the 1,392,832 exercised 2014 Warrants and the fair value of $1,181,638 on the 396,536 remaining unexercised 2014 Warrants as of August 14, 2015 was moved to equity as of August 14, 2015. This reclassification plus the $647,989 loss on exchange of the 2013 Warrants already classified as equity reflects a $7,178,035 total change recorded in the Company's consolidated statement of stockholders' equity during the twelve months ended December 31, 2015.

The resale of the common stock underlying the 2013 and 2014 Warrants is covered by IZEA’s Registration Statements on Form S-1 (Registration Nos. 333-191743, 333-195081 and 333-197482), which are on file with the Securities and Exchange Commission.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options to purchase up to 1,000,000 shares as an incentive for its employees and consultants.  As of December 31, 2016, the Company had 28,081 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2016, the Company had no shares of common stock available for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan (together, the "2011 Equity Incentive Plans"), the Board of Directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board of Directors at the time of grant, the purchase price is set at the fair market value of the Company’s common stock on the grant date, the term is set at ten years and the options typically vest on a straight-line basis over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following three years. The Company issues new shares to the optionee for any stock awards or options exercised pursuant to its 2011 Equity Incentive Plans.

A summary of option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2016 and 2015, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2014	595,786	$9.20	6.5
Granted	277,059	7.43
Exercised	—	—
Forfeited	(42,246)	7.70
Outstanding at December 31, 2015	830,599	$8.65	6.8
Granted	179,998	6.16
Exercised	—	—
Forfeited	(50,733)	10.15
Outstanding at December 31, 2016	959,864	$8.11	6.4

Exercisable at December 31, 2016	545,558	$9.20	5.4

During the twelve months ended December 31, 2016 and 2015, no options were exercised. The fair value of the Company's common stock on December 31, 2016 was $4.51 per share. The intrinsic value on outstanding options as of December 31, 2016 was $8,080. The intrinsic value on exercisable options as of December 31, 2016 was $7,098.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2016 and 2015, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2014	372,092	$4.00	3.0
Granted	277,059	3.84
Vested	(147,759)	4.32
Forfeited	(39,466)	3.44
Nonvested at December 31, 2015	461,926	$3.84	2.8
Granted	179,998	2.88
Vested	(187,181)	4.00
Forfeited	(40,437)	3.76
Nonvested at December 31, 2016	414,306	$3.60	2.6

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on option awards outstanding during the twelve months ended December 31, 2016 and 2015 was $748,092 and $705,466, respectively. Stock-based compensation expense was recorded as $89,583 to sales and marketing and $658,509 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2016. Stock-based compensation expense was recorded as $58,595 to sales and marketing and $646,871 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2015. Future compensation related to nonvested awards expected to vest of $1,215,910 is estimated to be recognized over the weighted-average vesting period of approximately three years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. Employees paid $76,170 to purchase 13,403 shares of common stock during the twelve months ended December 31, 2015. Employees paid $58,021 to purchase 11,453 shares of common stock during the twelve months ended December 31, 2016. As of December 31, 2016, the Company had 49,762 remaining shares of common stock available for future grants under the ESPP.

NOTE 9.     INCOME TAXES
The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$17,875,000	$15,649,000
Accrued expenses	256,000	187,000
Stock option and warrant expenses	804,000	618,000
Accounts receivable	90,000	52,000
Deferred rent	36,000	44,000
Other	3,000	3,000
Total deferred tax assets	19,064,000	16,553,000
Valuation allowance	(18,475,000)	(15,871,000)
Net deferred tax assets	589,000	682,000

Deferred tax liabilities:
Fixed and tangible assets	(589,000)	(682,000)
Total deferred tax liabilities	(589,000)	(682,000)

Total deferred tax assets (liabilities)	$—	$—

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Years Ended December 31,
	2016	2015
Federal income tax at statutory rates	(34.0)%	(34.0)%
Change in deferred tax asset valuation allowance	39.0%	28.8%
Deferred state taxes	(3.2)%	(2.5)%
Non-deductible expenses:
Meals & entertainment	0.4%	0.3%
Change in fair value of warrants	—%	6.4%
ISO stock compensation	1.3%	0.7%
Change in state deferred rate	(4.2)%	—%
Other	0.7%	0.3%
Income taxes (benefit) at effective rates	—%	—%

The Company has incurred net losses for tax purposes every year since inception. At December 31, 2016, the Company had approximately $47,080,000 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various amounts between the years of 2026 and 2036. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 as a result of the substantial issuances of common stock in 2012 through 2015. Certain of the Company's net operating losses acquired in connection with the Ebyline acquisition also may be limited by IRC Section 382. The change in valuation allowance for the twelve months ended December 31, 2016 and 2015 was an increase of $2,604,000 and $4,648,000, respectively, resulting primarily from net operating losses generated during the periods.

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

	Twelve Months Ended
	December 31, 2016	December 31, 2015
Net loss	$(7,560,200)	$(11,308,171)
Weighted average shares outstanding - basic and diluted	5,380,465	3,737,897
Basic and diluted loss per common share	$(1.41)	$(3.03)

The Company excluded the following weighted average items from the above computation of diluted loss per common share as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2016	December 31, 2015
Stock options	889,450	723,834
Warrants	551,867	1,873,547
Restricted stock units	—	58,475
Total excluded shares	1,441,317	2,655,856

NOTE 11.    RELATED PARTY TRANSACTIONS

In the warrant exchange transaction completed on August 14, 2015 as discussed in Note 8, the Special Situations funds, the Company's largest institutional shareholder, and Brian W. Brady, a director of the Company, participated in the transaction by exercising warrants that they received in the Company's previous private placements. The Special Situations funds made a payment in the amount of $3,414,572 in consideration for 542,858 shares of the Company's common stock, and Mr. Brady made a payment in the amount of $2,460,208 in consideration for 502,940 shares of the Company's common stock. The Special Situations funds and Mr. Brady exercised their warrants at the same price and on the same terms and conditions as all other warrant holders in the transaction, the negotiation of which terms was led by the Special Situations funds and other institutional shareholders. Mr. Murphy and Mr. Gardner also participated in the warrant exchange transaction and made payments of $2,741 and $179,715, respectively, in consideration for 436 and 28,572, respective shares of the Company's common stock.

NOTE 12.    SUBSEQUENT EVENTS

No material events have occurred after December 31, 2016 that require recognition or disclosure in the financial statements except as follows:

On January 30, 2017, the Company issued 200,542 shares of common stock valued at $938,532 (using the 30 trading-day volume-weighted average closing price of IZEA's common stock of $4.68 per share as of January 30, 2017) to satisfy the annual guaranteed payment owed as part of the January 2015 Ebyline Stock Purchase Agreement. Such shares were issued in accordance with the exemption contained in Section 4(a)(2) of the Securities Exchange Act of 1933, as amended.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K for the period ended December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

On January 30, 2017, we issued 200,542 shares of common stock valued at $938,532 (using the 30 trading-day volume-weighted average closing price of IZEA's common stock of $4.68 per share as of January 30, 2017) to satisfy our annual installment payment owed as part of the January 2015 Ebyline Stock Purchase Agreement. Such shares were issued in accordance with the exemption contained in Section 4 (2) of the Securities Exchange Act of 1933, as amended.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	40	Founder, President, Chief Executive Officer and Chairman of the Board
Ryan S. Schram	36	Chief Operating Officer and Director
LeAnn C. Hitchcock	47	Chief Financial Officer
Brian W. Brady	58	Director
John H. Caron	59	Director
Lindsay A. Gardner	56	Director, Compensation Committee Chairman
Jill M. Golder	55	Director, Audit Committee Chairman
Daniel R. Rua	48	Director

The principal occupations for at least the past five years of each of our executive officers and directors are as follows:

Executive Officers

Edward H. (Ted) Murphy, Founder, President, Chief Executive Officer and Chairman of the Board, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder, President and Chief Executive Officer, Mr. Murphy leads IZEA, both with his day-to-day operational leadership and with his strategic vision for IZEA and its products. His efforts have received recognition from media outlets including The Wall Street Journal, Wired, USA Today, Forbes, The New York Times, Business Week, PC World, CNN Money and Fortune. In addition to media coverage, Mr. Murphy has keynoted and spoken on panels at over 100 social media and financial events including SXSW, WOMMA, BlogWorld, Pubcon, and Dow Jones Venture One Summit. Mr. Murphy is a regular guest on FOX Business, CNBC and Bloomberg television. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy was elected as a director based on his extensive social sponsorship industry knowledge and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Ryan S. Schram, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading our client development, account management, brand marketing, public relations and creator alliance organizations. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at ePrize, the industry leader in integrated engagement marketing. Prior to that, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive. Mr. Schram holds a B.A. degree in management from the Eli Broad College of Business at Michigan State University. Mr. Schram was elected as a director of IZEA due to his substantial knowledge and working experience in marketing and client development in quickly evolving industries.

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

Directors

Brian W. Brady, Director, joined our Board of Directors in August 2012. Since 1995, Mr. Brady has been the President and Chief Executive Officer of Northwest Broadcasting, Inc., and Chairman of Bryson Holdings LLC. Collectively, these companies own and operate 15 television stations in nine markets. Mr. Brady has also been the President of Eagle Creek Broadcasting, which owns and operates a CBS affiliate in Laredo, Texas, since 2002. Mr. Brady currently serves on the board of Syncbak, a privately held technology company, SumTV, iPowow International, Layer3TV and TV4 Entertainment. Mr. Brady is also one of three senior advisors for Manhatten West Asset Management, an independent wealth management and high net worth financial advisory firm. Mr. Brady previously served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. He also previously served on the Board of Directors of the National Association of Broadcasting (8 years), Saga Communication (9 years) and the Ferris State College Foundation Board (7 years). Mr. Brady holds a B.S. degree in advertising from Ferris State University. Mr. Brady was elected to serve as a member of our Board of Directors due to his more than 25 years of experience in the multi-media industry making his input invaluable to us as we expand our portfolio of customers and platform offerings.

John H. Caron, Director, joined our Board of Directors in April 2015. Mr. Caron has 27 years of marketing experience in the consumer packaged goods and restaurant industries. Mr. Caron is currently an independent director on the board of Tijuana Flats, an independent director on the board of Thrive Frozen Nutrition and, since 2013, a board member for venVelo, a Central Florida early-stage venture fund. Mr. Caron was also a member of our Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013, Darden's Chief Marketing Officer from March 2010 to May 2011 and Darden's Executive Vice President of Marketing for Olive Garden from 2003 to 2010. As a member of Darden's Executive Operating Team, Mr. Caron led brand growth strategy across the enterprise to help ensure each Darden brand was appropriately positioned and had clearly identified plans in place to drive sustainable growth. Before joining Darden Restaurants, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor's degree in Political Science from The Colorado College and a Master's degree in American Politics from New York University Department of Politics. Mr. Caron also earned an MBA in Marketing from New York University Stern School of Business. Mr. Caron was elected to serve as a member of the Board of Directors due to his decades of experience in leading and managing marketing and branding operations in highly competitive industries.

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

Jill M. Golder, Director, joined our Board in May 2015. Ms. Golder has almost 30 years of finance, accounting and corporate governance experience and has served in numerous leadership roles at Fortune 500 companies. Ms. Golder is currently the Senior Vice President and Chief Financial Officer of Cracker Barrel Old Country Store, Inc., which she joined in April 2016. She was previously at Ruby Tuesday, Inc. from April 2013 to April 2016 where she served as Executive Vice President and Chief Financial Officer for two years and as Senior Vice President for one year. Prior to joining Ruby Tuesday, Ms. Golder served as Chief Financial Officer for Cooper's Hawk Winery & Restaurants from 2012 to 2013. Prior to her tenure at Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, holding progressively more responsible positions in finance including Senior Vice President of Finance for Olive Garden, Smokey Bones, Specialty Restaurant Group and Red Lobster.. Ms. Golder has also served as Director of Strategic Planning and Corporate Analysis for Domino's Pizza International from 1994 to 1995 and she earlier served as a Manager of Finance at Walt Disney World. Ms. Golder serves on the University of Tennessee Economics Advisory Council. She also serves on the Advisory Board for BarFly Ventures. She earned a Bachelor of Arts degree with a major in Economics at Kalamazoo College and a Masters in Business Administration from the University of Chicago Booth School of Business. Ms. Golder was elected to serve as a member of the Board of Directors due to her extensive knowledge of complex financial, accounting and operational issues highly relevant to our business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to February 25, 2016, our directors, executive officers and persons who own greater than 10% of our outstanding shares (“Reporting Persons”) were not required to file Section 16(a) ownership reports, because our shares were not yet registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2016, other than Ms. Golder, who failed to timely file one Form 4 (filed with the SEC on May 19, 2016) due to technical difficulties.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our code of business conduct and ethics available on our website at https://izea.com.

Corporate Governance

Our Board of Directors held 13 meetings during 2016. Each director then serving attended 75% or more of the aggregate of: (1) the total number of Board meetings, and (2) the total number of meetings of the committee(s) of which he or she is a member, if any. We do not have a written policy on board attendance at annual meetings of stockholders; however, we intend to schedule a Board meeting immediately after an annual meeting for which directors attending receive compensation.
We have established an audit committee, compensation committee and nominating committee. The Board of Directors has adopted a written charter for each of the audit committee, the compensation committee, and the nominating committee, which are reviewed at least yearly by each of the committees. You can find links to these materials in the corporate governance section of our website at https://izea.com. The information contained on the website is not incorporated by reference in, or considered to be a part of, this Form 10-K.

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

     The Audit Committee is comprised of three non-employee directors: Jill M. Golder, John H. Caron and Daniel R. Rua.  The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in Rule 5605 of the listing standards of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  Ms. Golder serves as the audit committee chairman and is designated as the “audit committee financial expert" based on her nearly 30 years of finance, accounting and corporate governance experience. The Audit Committee met telephonically four times at regularly scheduled meetings during the year ended December 31, 2016.

Compensation Committee. The compensation committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers.  The compensation committee would also review and administer our equity incentive compensation plans, and recommend and approve grants of stock options or other awards under that plan.

The Compensation Committee is comprised of three non-employee directors: Lindsay A. Gardner, John H. Caron and Daniel R. Rua.  The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  Mr. Gardner serves as the compensation committee chairman. The Compensation Committee met as needed as part of the 12 regularly scheduled Board meetings during the year ended December 31, 2016.

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

Board Leadership Structure

Edward H. (Ted) Murphy has been our Chairman of the Board, President and Chief Executive Officer since 2006 when he founded IZEA. We believe that having one person, particularly Mr. Murphy with his deep industry and executive management experience, his extensive knowledge of the operations of IZEA and his own history of innovation and strategic thinking, serve as both Chairman and Chief Executive Officer is the best leadership structure for IZEA because it demonstrates to employees, customers and stockholders that we are under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. This unity of leadership promotes strategy development and execution, timely decision-making and effective management of company resources. We believe that we have been well served by this structure.

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

Risk Oversight

While the Board of Directors is responsible for overseeing our risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors our major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed, and the Board receives reports on risk management from our senior officers and from the chair of the Audit Committee. In addition, Mr. Murphy’s extensive knowledge of IZEA uniquely qualifies him to lead the Board in assessing risks. The Board of Directors believes that the work undertaken by the Audit Committee, the full Board and the Chairman and Chief Executive Officer, enables the Board to effectively oversee the IZEA’s risk management function.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as our principal executive officer (“PEO”) during the year ended December 31, 2016; (ii) each person who served as our principal financial officer (“PFO”) during the year ended December 31, 2016; and (iii) up to two other most highly compensated executive officers other than the PEO or the PFO who were serving as executive officers as of December 31, 2016 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($) (2)	Total ($)
Edward H. (Ted) Murphy	2016	232,942	79,842	—	168,541	—	—	1,027	482,352
President and Chief Executive Officer	2015	228,375	247,335	—	206,829	—	—	1,035	683,574
Ryan S. Schram	2016	248,572	164,908	—	38,929	—	—	—	452,409
Chief Operating Officer	2015	243,600	139,761	—	30,071	—	—	—	413,432
LeAnn C. Hitchcock	2016	202,250	16,698	—	—	—	—	—	218,948
Chief Financial Officer	2015	185,000	16,706	—	40,780	—	—	—	242,486
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

(2)	Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2016 pursuant to our equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date
Edward H. (Ted) Murphy (2)	6,250	—	—	$120.00	5/25/2017
President and Chief Executive Officer	3,134	—	—	$120.00	5/25/2017
	25,000	—	—	$5.00	3/1/2023
	9,384	—	—	$5.00	3/1/2023
	195,892	24,057	—	$5.00	8/15/2023
	48,715	22,143	—	$7.30	9/9/2019
	26,732	13,268	—	$5.20	12/26/2024
	3,194	4,106	—	$7.80	4/1/2025
	1,166	1,942	—	$8.40	7/1/2025
	1,033	2,274	—	$8.00	10/1/2025
	10,126	27,262	—	$7.80	11/30/2025
	1,556	6,741	—	$6.91	3/30/2026
	808	4,731	—	$5.75	5/16/2026
	672	7,386	—	$7.22	8/16/2026
	525	5,774	—	$4.72	11/17/2026
	833	39,167	—	$4.75	11/30/2026

Ryan S. Schram (3)	3,125	—	—	$120.00	5/25/2017
Chief Operating Officer	625	—	—	$120.00	5/25/2017
	5,000	—	—	$5.00	3/1/2023
	3,750	—	—	$5.00	3/1/2023
	7,333	2,667	—	$5.40	5/20/2019
	29,688	7,812	—	$6.80	11/3/2018
	3,334	3,333	—	$5.60	1/2/2025
	532	685	—	$7.80	4/1/2025
	192	319	—	$8.40	7/1/2025
	175	385	—	$8.00	10/1/2025
	1,589	4,766	—	$7.60	1/1/2026
	259	1,124	—	$6.91	3/30/2026
	135	788	—	$5.75	5/16/2026
	112	1,231	—	$7.22	8/16/2026
	88	962	—	$4.72	11/17/2026

LeAnn C. Hitchcock (4)	125	—	—	$72.00	6/8/2017
Chief Financial Officer	125	—	—	$5.00	3/1/2023
	3,667	1,333	—	$5.40	5/20/2019
	11,667	8,333	—	$8.00	8/25/2019
	2,708	7,292	—	$8.00	12/1/2025
_________________

(1)	Unless otherwise indicated, the option exercise price represents the closing price of our common stock on the date of grant.

(2)
On May 25, 2012, Mr. Murphy received a non-qualified option to purchase 6,250 shares of common stock at an exercise price of $120 per share (110% of the closing stock price on such date). This option vested as to 1,563 shares on May 25, 2013 and vests approximately 130 shares per month thereafter. Additionally, on May 25, 2012, Mr. Murphy received a non-qualified option to purchase 3,134 shares of common stock at an exercise price of $120 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested immediately on May 25, 2012 as to 2,351 shares and vests in equal monthly installments of approximately 3,132 shares thereafter. On March 1, 2013, Mr. Murphy received an incentive stock option to purchase 25,000 shares of common stock, vesting in equal monthly installments of approximately 694 shares over the three years following the grant date. Additionally, on March 1, 2013, Mr. Murphy received an incentive stock option to purchase 9,384 shares of common stock. The option vested 100% after one year on March 1, 2014. In connection with our 2013 private placement, Mr. Murphy received a non-qualified stock option to purchase 219,949 shares of common stock. The option vested immediately as to 54,987 shares (25%) and vests in equal monthly installments of approximately 3,437 shares over four years. On September 9, 2014, Mr. Murphy received a non-qualified stock option to purchase 70,858 shares of common stock. The option vested immediately as to 7,381 shares and the remainder vests in equal monthly installments of approximately 1,476 shares over 43 months following the grant date. On December 26, 2014, Mr. Murphy received a non-qualified stock option to purchase 40,000 shares of common stock. The option vested immediately as to 6,000 shares and the remainder vests in equal monthly monthly installments of approximately 829 shares over 41 months following the grant date. As a result of quarterly bonus awards based on Key Performance Indicators, Mr. Murphy received incentive stock options on April 1, 2015, July 1, 2015 and October 1, 2015 totaling 13,715 shares. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart. Pursuant to his employment agreement, on November 30, 2015, Mr. Murphy received a non-qualified stock option to purchase 37,388 shares of common stock vesting in equal monthly installments of approximately 779 shares over four years following the grant date. As a result of quarterly and annual bonus awards based on Key Performance Indicators, Mr. Murphy received incentive stock options on March 30, 2016, May 16, 2016, August 16, 2016 and November 17, 2016 totaling 28,193 shares. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart. Pursuant to his employment agreement, on November 30, 2016, Mr. Murphy received a non-qualified stock option to purchase 40,000 shares of common stock vesting in equal monthly installments of approximately 833 shares over four years following the grant date.

(3)
On May 25, 2012, Mr. Schram received a non-qualified option to purchase 3,125 shares of common stock at an exercise price of $120 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested as to 781 shares on May 25, 2013 and vests approximately 65 shares per month thereafter. Additionally, on May 25, 2012 Mr. Schram received a non-qualified option to purchase 625 shares of common stock at an exercise price of $120 per share (110% of the closing stock price on such date) expiring on May 25, 2017. This option vested as to 156 shares on June 30, 2012 and vests in equal monthly installments of approximately 13 shares thereafter. On March 1, 2013, Mr. Schram received an incentive stock option to purchase 5,000 shares of common stock, vesting in equal installments of approximately 139 shares per month over three years from the grant date. Additionally, on March 1, 2013, Mr. Schram received an incentive stock option to purchase 3,750 shares of common stock. The option vested 100% after one year on March 1, 2014. On May 20, 2013, Mr. Schram received an incentive stock option to purchase 10,000 shares, vesting in equal monthly installments of approximately 167 shares over five years following the grant date. On November 3, 2013, Mr. Schram received a non-qualified stock option to purchase 37,500 shares of common stock. The option vested as to 9,375 shares on November 3, 2014 and vests approximately 781 shares per month thereafter. Pursuant to his employment agreement, on January 1, 2015, Mr. Schram received an incentive stock option to purchase 6,667 shares of common stock vesting in equal monthly installments of approximately 139 shares over four years following the grant date. As a result of quarterly bonus awards based on Key Performance Indicators, Mr. Schram received incentive stock options on April 1, 2015, July 1, 2015 and October 1, 2015 totaling 2,288 shares. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart. Pursuant to his employment agreement, on January 1, 2016, Mr. Schram received an incentive stock option to purchase 6,355 shares of common stock vesting in equal monthly installments of approximately 132 shares over four years following the grant date. As a result of quarterly and annual bonus awards based on Key Performance Indicators, Mr. Schram received incentive stock options on March 30, 2016, May 16, 2016, August 16, 2016 and November 17, 2016 totaling 4,699 shares. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart.

(4)
On June 8, 2012, Ms. Hitchcock received a non-qualified stock option to purchase 125 shares of common stock. This option vested as to 31 shares on June 8, 2013 and vests approximately 3 shares per month thereafter. On March 1, 2013, Ms. Hitchcock received a non-qualified stock option to purchase 125 shares of common stock. The option vested 100% after one year on March 1, 2014. On May 20, 2013, Ms. Hitchcock received a non-qualified stock option to purchase 5,000 shares of common stock, vesting in equal monthly installments of approximately 83 shares over five years. On August 25, 2014, Ms. Hitchcock received an option to purchase 20,000 shares of common stock. The option vests as to 5,000 shares (25%) one year after the issuance date and the remainder in equal monthly installments of approximately 417 shares over the following three years. On December 1, 2015, Ms. Hitchcock received an incentive stock option to purchase 10,000 shares of common stock, vesting in equal monthly installments of approximately 208 shares over four years following the grant date.

Employment Agreements

On December 26, 2014, the Board of Directors signed a new employment agreement with Edward H. (Ted) Murphy with an initial term commencing on December 1, 2014 and ending on November 30, 2017. Pursuant to the employment agreement, Mr. Murphy will receive an annual base salary of $225,000 with a guaranteed base salary increase of no less than 2% in April of each year and annual stock options with a fair value of $150,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 40,000 shares. In the event the fair market value of the stock option grant is less than $150,000 as limited by the 40,000 share cap, Mr. Murphy will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted Stock Units with the same vesting schedule as the stock options, at the sole discretion of the Board of Directors. Additionally, he is eligible for annual bonus distributions up to $85,000 in cash and $150,000 in stock options as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2015, Mr. Murphy was awarded cash bonuses totaling $247,335 of which $15,133 was paid in 2016. For the year ended December 31, 2016, Mr. Murphy was awarded cash bonuses totaling $79,842 of which $15,078 was remaining to be paid in 2017.

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

    Ms. Hitchcock's employment agreement is subject to early termination for any reason upon written notice to her and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, Ms. Hitchcock will be entitled to a severance of three months of her then current salary. In the case of termination due to disability, Ms. Hitchcock will be entitled to a severance of current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreement) and Ms. Hitchcock's employment terminates within six months following the change of control for reasons other than for cause, then Ms. Hitchcock will be entitled to such amount equal to her then current compensation for the greater of three months or the time remaining between the termination and the six month anniversary of the change of control. For the year ended December 31, 2015, Ms. Hitchcock was awarded cash bonuses totaling $16,706 of which $5,341 was paid in 2016. For the year ended December 31, 2016, Ms. Hitchcock was awarded cash bonuses totaling $16,698 of which $5,321 was remaining to be paid in 2017.

On January 25, 2015, we entered into an Amended and Restated Executive Employment Agreement, effective January 1, 2015, with Ryan S. Schram to serve as our Chief Operating Officer through December 31, 2017, subject to renewal, in consideration for an annual base salary of $240,000 and annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 6,667 shares. In the event the fair market value of the stock option grant is less than $25,000 as limited by the 6,667 share cap, Mr. Schram will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted

Stock Units with the same vesting schedule as the stock options, at the sole discretion of the Board of Directors. Mr. Schram will also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on our gross revenue. If Mr. Schram is terminated for any reason other than death, disability or cause, or if he resigns for good reason (as those terms are defined in his amended employment agreement), Mr. Schram will be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his responsibilities, will be deemed to constitute good reason under his amended employment agreement. For the year ended December 31, 2015, Mr. Schram was awarded cash bonuses totaling $139,761 of which $42,852 was paid in 2016. For the year ended December 31, 2016, Mr. Schram was awarded cash bonuses totaling $164,908 of which $47,475 was remaining to be paid in 2017.
Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director of IZEA, during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Brian W. Brady (1)	26,000	25,821	51,821
John H. Caron (2)	30,000	25,821	55,821
Lindsay A. Gardner (3)	26,000	25,821	51,821
Jill M. Golder (4)	30,000	25,821	55,821
Daniel R. Rua (5)	29,000	25,821	54,821
_________________

(1)
On August 7, 2012, we appointed Brian W. Brady to our Board of Directors. In 2015, Mr. Brady received 4,072 shares of restricted stock originally valued at $25,000 upon issuance. Its value upon vesting at the end of each month throughout 2016 was adjusted to $25,821. Mr. Brady also received cash compensation of $26,000 in accordance with the non-employee director compensation program effected in March 2013.

(2)
On April 13, 2015, we appointed John H. Caron to our Board of Directors. In 2015, Mr. Caron received 4,072 shares of restricted stock originally valued at $25,000 upon issuance. Its value upon vesting at the end of each month throughout 2016 was adjusted to $25,821. Mr. Caron also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(3)
On December 10, 2013, we appointed Lindsay A. Gardner to our Board of Directors. In 2015, Mr. Gardner received 3,255 shares of restricted stock originally valued at $25,000 upon issuance. Its value upon vesting at the end of each month throughout 2016 was adjusted to $25,821. Mr. Gardner also received cash compensation of $26,000 in accordance with the non-employee director compensation program effected in March 2013.

(4)
On May 26, 2015, we appointed Jill M. Golder to our Board of Directors. In 2015, Ms. Golder received 1,832 shares of restricted stock originally valued at $25,000 upon issuance. Its value upon vesting at the end of each month throughout 2016 was adjusted to $25,821. Ms. Golder also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(5)
On July 31, 2012, we reappointed Daniel R. Rua to our Board of Directors. In 2015, Mr. Rua received 3,255 shares of restricted stock originally valued at $25,000 upon issuance. Its value upon vesting at the end of each month throughout 2016 was adjusted to $25,821. Mr. Rua also received cash compensation of $29,000 in accordance with the non-employee director compensation program effected in March 2013.

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

Equity Compensation Plan Information

In May 2011, the board of directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows us to provide options as an incentive for employees and consultants.  The May 2011 Plan allows us to grant options to purchase up to 1,000,000 shares as an incentive for its employees and consultants.  As of March 24, 2017, options to purchase 958,058 shares have been granted and are outstanding and options to purchase 23,565 shares have been exercised, leaving an aggregate of 18,377 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, we adopted the 2011 B Equity Incentive Plan of IZEA, Inc. (the “August 2011 Plan”) reserving for issuance an aggregate of 4,375 shares of common stock. As of March 24, 2017, options to purchase all 4,375 shares have been granted and are outstanding under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, our board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board of Directors at the time of grant, the purchase price is set at the fair market value of our common stock on the grant date, the term is set at ten years and the options typically vest on a straight-line basis over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following three years. We issue new shares to the optionee for any stock awards or options exercised pursuant to our 2011 Equity Incentive Plans.

On April 16, 2014, stockholders holding a majority of our outstanding shares of common stock, upon previous recommendation and approval of our Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of our common stock for issuance thereunder. Any employee regularly employed by us for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by our Board. As of March 24, 2017, 25,238 shares have been issued under the ESPP.

The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	959,864	$8.11	77,843
Equity compensation plans not approved by security holders	—	—	—
Total	959,864	$8.11	77,843

(1) We have 28,081 shares of common stock reserved for future issuance under our May 2011 Equity Incentive Plan and 49,762 shares of common stock reserved for future issuance under our 2014 Employee Stock Purchase Plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table and accompanying footnotes below set forth information as of March 24, 2017 with respect to the beneficial ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our outstanding common stock,

•	each of our directors,

•	our Named Executive Officers, and

•	all of our current directors and executive officers as a group.

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

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	398,395	6.6%
Ryan S. Schram (3)	66,358	1.2%
LeAnn C. Hitchcock (4)	23,474	*
Brian W. Brady (5)	917,580	16.2%
John H. Caron (6)	32,669	*
Lindsay A. Gardner (7)	75,155	1.3%
Jill M. Golder (8)	11,831	*
Daniel R. Rua (9)	22,165	*

5% Stockholders:
Special Situations Technology Fund II, L.P. (10)	546,621	9.6%
Special Situations Private Equity Fund, L.P. (10)	375,132	6.6%
Special Situations Technology Fund, L.P. (10)	96,463	1.7%

All executive officers and directors as a group (8 persons) (11)	1,547,627	25.2%
_________________
* Less than 1%

(1)	Applicable percentage of ownership for each holder is based on 5,670,904 shares outstanding as of March 24, 2017.

(2)	Includes 28,157 shares and exercisable stock options to purchase 368,344 shares of common stock under our May 2011 Equity Incentive Plan.

(3)	Includes 3,370 shares and exercisable stock options to purchase 62,020 shares of common stock under our May 2011 Equity Incentive Plan.

(4)	Includes 1,932 shares and exercisable stock options to purchase 21,125 shares of common stock under our May 2011 Equity Incentive Plan.

(5)
Includes 911,183 shares, exercisable stock options to purchase 5,772 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 625 shares of common stock under our August 2011 Equity Incentive Plan.

(6)	Includes 27,669 shares and exercisable stock options to purchase 5,000 shares of common stock under our May 2011 Equity Incentive Plan.

(7)
Includes 69,606 shares, exercisable stock options to purchase 3,049 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 2,500 shares of common stock under our August 2011 Equity Incentive Plan.

(8)	Includes 9,331 shares, exercisable stock options to purchase 2,500 shares of common stock under our May 2011 Equity Incentive Plan.

(9)
Includes 16,246 shares, exercisable stock options to purchase 5,294 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 625 shares of common stock under our August 2011 Equity Incentive Plan.

(10)
Special Situations Technology Fund II, L.P. (SSFTechII) is the registered holder of 546,621 shares, Special Situations Private Equity Fund, L.P. (SSFPE) is the registered holder of 375,132 shares, and Special Situations Technology Fund, L.P. (SSFTech) is the registered holder of 96,463 shares.  As a result of the beneficial ownership limitations included in the warrants held by SSFTechII, SSFPE and SSFTech, the warrants may be exercised to the extent that the total number of shares of common stock then beneficially owned does not exceed 19.99% of the outstanding stock. AWM Investment Company, Inc. (AWM) is the investment adviser to SSFTechII, SSFPE and SSFTech.  Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe, Greenhouse and Stettner share voting and investment control over the portfolio securities of each of the Special Situations funds listed above.  The address of the Special Situations funds is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(11)
For all executive officers and directors as a group, this amount includes 1,067,494 shares and exercisable stock options to purchase 476,854 shares of common stock under our Equity Incentive Plans as further detailed in footnotes (2) through (9) above.

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

In our private placement completed on February 21, 2014, Edward H. (Ted) Murphy, Brian W. Brady and Lindsay A. Gardner, directors of IZEA, purchased from us 436 shares, 35,714 shares and 28,572 shares of our common stock, respectively, at a purchase price of $7.00 per share, pursuant to a Purchase Agreement dated as of February 12, 2014. As part of the private placement, they each received warrants to purchase up to 50% of their number of shares of common stock at an exercise price of $7.00 per share and warrants to purchase up to another 50% of their number of shares of common stock at an exercise price of $10.00 per share.

In our warrant exchange transaction completed on August 14, 2015, the Special Situations funds, our largest institutional shareholder, and Brian W. Brady, a director of IZEA, participated in the transaction by exercising warrants that they received in our previous private placements. The Special Situations funds made a payment to us in the amount of $3,414,572 in consideration for 542,858 shares of our common stock, and Mr. Brady made a payment to us in the amount of $2,460,208 in consideration for 502,940 shares of our common stock. The Special Situations funds and Mr. Brady exercised their warrants at the same price and on the same terms and conditions as all other warrantholders in the transaction, the negotiation of which terms was led by the Special Situations funds and other institutional shareholders.
On August 15, 2015, we issued 84,375 shares of common stock to Brian W. Brady for shares that were granted to him in 2013 as consideration for loans made to us.

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

We review all transactions involving us in which any of our directors, director nominees, significant shareholders and executive officers and their immediate family members are participants to determine whether such person has a direct or indirect material interest in the transaction.  All directors, director nominees and executive officers must notify us of any proposed transaction involving us in which such person has a direct or indirect material interest.  Such proposed transaction is then reviewed by either the Board as a whole or the Audit Committee, which determines whether or not to approve the transaction.  After such review, the reviewing body approves the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of IZEA and its shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 1, 2015, the practice of Cross, Fernandez & Riley, LLP ("CFR"), which was engaged as our independent registered public accounting firm was combined with BDO USA, LLP ("BDO") and the professional staff and partners of CFR joined BDO either as employees or partners of BDO. As a result of this transaction, CFR resigned as our independent registered public accounting firm on August 1, 2015. On August 1, 2015, following the resignation of CFR, we, through and with the approval of our Board of Directors, appointed BDO as our independent registered public accounting firm.

Audit Fees

Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years. Audit fees charged by BDO related to the years ended December 31, 2016 and 2015 were $135,160 and $111,300, respectively. Audit fees charged by CFR related to the year ended December 31, 2015 was $28,150. All of these fees were pre-approved by our Board of Directors.

Audit-Related Fees

There were no audit-related fees billed by BDO or CFR to us during the years ended December 31, 2016 and 2015.

Tax Fees

Tax fees relate to preparation of federal and state income tax returns, tax consultation and compliance services, and additional tax research. Tax fees billed by BDO during the years ended December 31, 2016 and 2015 were $13,217 and $10,410, respectively. Tax fees billed by CFR during the year ended December 31, 2015 was $1,470. All of these fees were pre-approved by the Board of Directors.

All Other Fees

There were no fees for other services billed by BDO or CFR to us during the years ended December 31, 2016 and 2015.

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

3.1
Amended and Restated Articles of Incorporation of IZEA, Inc., filed with the Nevada Secretary of State on November 28, 2011 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2011).

3.2
Certificate of Change of IZEA, Inc., filed with the Nevada Secretary of State on July 30, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 1, 2012).

3.3
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on April 17, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).

3.4
Certificate of Withdrawal of Certificate of Designation filed with the Secretary of State of the State of Nevada effective January 23, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).

3.5
Certificate of Amendment filed with the Secretary of State of the State of Nevada effective January 11, 2016 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 12, 2016).

3.6		Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2011).
3.7		Certificate of Designation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 27, 2011).
3.8
Articles of Merger of IZEA Innovations, Inc. filed with the Secretary of State of the State of Nevada effective April 5, 2016 (Incorporated by reference to Form 10-Q, filed with the SEC on May 11, 2016).

4.1		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
4.2		Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
4.3		Form of Warrant Amendment and Exercise Agreement dated July 20, 2015 between the Company and Warrant Holders (Incorporated by reference to Form 8-K, filed with the SEC on July 23, 2015).
10.1	(a)	Amended 2011 Equity Incentive Plan as of February 6, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.2		Financing Agreement between the Company and Bridge Bank, dated March 1, 2013 (Incorporated by reference to Form 10-K, filed with the SEC on March 29, 2013).
10.3		Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2013).
10.4		Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 19, 2014).
10.5		Form of Registration Rights Agreement, dated as of February 21, 2014, among IZEA, Inc. and each of the Investors (Incorporated by reference to Form 8-K, filed with the SEC on February 24, 2014).
10.6	(a)	Amended and Restated 2011 Equity Incentive Plan as of April 16, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.7	(a)	2014 Employee Stock Purchase Plan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 18, 2014).
10.8	(a)	Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 25, 2014).
10.9	(a)	Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 31, 2014).
10.10	(a)	Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 29, 2015).

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
The following materials from IZEA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.

(a)	Denotes management contract or compensatory plan or arrangement.

(b)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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

IZEA, Inc. a Nevada corporation

March 28, 2017	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 28, 2017	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 28, 2017
Edward H. Murphy
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ LeAnn C. Hitchcock	March 28, 2017
LeAnn C. Hitchcock
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	March 28, 2017
Ryan S. Schram
Chief Operating Officer and Director
/s/ Brian W. Brady	March 28, 2017
Brian W. Brady
Director
/s/ John H. Caron	March 28, 2017
John H. Caron
Director
/s/ Lindsay A. Gardner	March 28, 2017
Lindsay A. Gardner
Director
/s/ Jill M. Golder	March 28, 2017
Jill M. Golder
Director
/s/ Daniel R. Rua	March 28, 2017
Daniel R. Rua
Director