Form 10-Q
period 2017-03-31
IZEA, Inc.
filed 2017-05-10
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No   ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

 As of May 5, 2017, there were 5,679,444 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
Assets
Current:
Cash and cash equivalents	$4,355,072	$5,949,004
Accounts receivable, net	4,454,657	3,745,695
Prepaid expenses	298,402	322,377
Other current assets	10,598	11,940
Total current assets	9,118,729	10,029,016

Property and equipment, net	408,963	460,650
Goodwill	3,604,720	3,604,720
Intangible assets, net	1,412,630	1,662,536
Software development costs, net	1,132,502	1,103,959
Security deposits	141,982	161,736
Total assets	$15,819,526	$17,022,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,578,416	$1,438,389
Accrued expenses	1,854,120	1,242,889
Unearned revenue	3,765,479	3,315,563
Current portion of deferred rent	36,938	34,290
Current portion of acquisition costs payable	364,171	1,252,885
Total current liabilities	7,599,124	7,284,016

Deferred rent, less current portion	51,427	62,547
Acquisition costs payable, less current portion	753,991	688,191
Warrant liability	—	—
Total liabilities	8,404,542	8,034,754

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,670,904 and 5,456,118, respectively, issued and outstanding	567	545
Additional paid-in capital	51,943,358	50,797,039
Accumulated deficit	(44,528,941)	(41,809,721)
Total stockholders’ equity	7,414,984	8,987,863

Total liabilities and stockholders’ equity	$15,819,526	$17,022,617

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016

Revenue	$6,202,506	$5,465,950
Cost of sales	3,195,526	3,101,369
Gross profit	3,006,980	2,364,581

Operating expenses:
General and administrative	2,809,524	2,580,001
Sales and marketing	2,898,355	2,359,663
Total operating expenses	5,707,879	4,939,664

Loss from operations	(2,700,899)	(2,575,083)

Other income (expense):
Interest expense	(17,076)	(21,339)
Change in fair value of derivatives, net	(618)	2,852
Other income (expense), net	(627)	950
Total other income (expense), net	(18,321)	(17,537)

Net loss	$(2,719,220)	$(2,592,620)

Weighted average common shares outstanding – basic and diluted	5,598,200	5,300,520
Basic and diluted loss per common share	$(0.49)	$(0.49)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	5,456,118	$545	$50,797,039	$(41,809,721)	$8,987,863
Stock issued for payment of acquisition liability	200,542	20	928,021	—	928,041
Stock issued for payment of services	14,244	2	61,248	—	61,250
Stock issuance costs	—	—	(1,926)	—	(1,926)
Stock-based compensation	—	—	158,976	—	158,976
Net loss	—	—	—	(2,719,220)	(2,719,220)
Balance, March 31, 2017	5,670,904	$567	$51,943,358	$(44,528,941)	$7,414,984

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,719,220)	$(2,592,620)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	58,888	60,595
Amortization of software development costs and other intangible assets	303,718	235,702
Gain on disposal of equipment	(1,953)	—
Provision for losses on accounts receivable	8,333	51,000
Stock-based compensation	158,976	204,972
Fair value of stock and warrants issued or to be issued for payment of services	60,632	31,250
Increase (decrease) in fair value of contingent acquisition costs payable	(39,000)	—
Gain on settlement of acquisition costs payable	(10,491)	—
Change in fair value of derivatives, net	618	(2,852)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(717,295)	890,603
Prepaid expenses and other current assets	25,317	(360,205)
Accounts payable	140,027	60,525
Accrued expenses	765,849	225,461
Unearned revenue	449,916	(206,290)
Deferred rent	(8,472)	(3,342)
Net cash used for operating activities	(1,524,157)	(1,405,201)

Cash flows from investing activities:
Purchase of equipment	(5,248)	(46,760)
Increase in software development costs	(82,355)	(82,921)
Security deposits	19,754	1,797
Net cash used for investing activities	(67,849)	(127,884)

Cash flows from financing activities:
Stock issuance costs	(1,926)	(3,622)
Payments on capital lease obligations	—	(7,291)
Net cash used for financing activities	(1,926)	(10,913)

Net increase (decrease) in cash and cash equivalents	(1,593,932)	(1,543,998)
Cash and cash equivalents, beginning of year	5,949,004	11,608,452

Cash and cash equivalents, end of period	$4,355,072	$10,064,454

Supplemental cash flow information:
Cash paid during the period for interest	$—	$230

Non-cash financing and investing activities:
Acquisition costs paid through issuance of common stock	$938,532	$848,832

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2017, the consolidated statements of operations for the three months ended March 31, 2017 and 2016, the consolidated statement of stockholders' equity for the three months ended March 31, 2017 and the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2017.

Nature of Business
IZEA, Inc. (together with its wholly-owned subsidiaries, "we," "us," "our," "IZEA" or the "Company") was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”) and in July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. ("ZenContent"). Both of these entities now operate as wholly-owned subsidiaries under IZEA, Inc. On March 9, 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada to operate as a sales office for IZEA's Canadian customers and partners. The Company is headquartered near Orlando, Florida with additional offices in Illinois, California and Canada and a sales presence in New York, Michigan and Massachusetts.

The Company operates online marketplaces that facilitate transactions between marketers and influential content creators. These creators are compensated by IZEA for producing and distributing unique content such as long-form text, videos, photos, illustrations, and status updates on behalf of marketers through websites, blogs and social media channels. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

The Company's primary technology platform, the IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others.

In addition to IZEAx, the Company operates the Ebyline technology platform it acquired in January 2015. The Ebyline platform is a self-service content marketplace which was originally designed to replace editorial newsrooms located within newspapers with a “virtual newsroom” to handle their content workflow.

Principles of Consolidation
The unaudited consolidated financial statements include the accounts of IZEA, Inc. and its wholly-owned subsidiaries, Ebyline after its acquisition on January 31, 2015, ZenContent, Inc. after its acquisition on July 31, 2016, and IZEA Canada, Inc. after its formation in March 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements were prepared using the acquisition method of accounting with IZEA considered the accounting acquirer of Ebyline and ZenContent. Under the acquisition method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to write about the marketer’s product. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $198,506 and $237,000 for doubtful accounts as of March 31, 2017 and December 31, 2016, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2017 and 2016.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. At March 31, 2017, the Company had no customers which accounted for more than 10% of total accounts receivable. At December 31, 2016, the Company had no customers which accounted for more than 10% of total accounts receivable. The Company had one customer that accounted for 11% of its revenue during the three months ended March 31, 2017 and two customers that accounted for 24% of its revenue during the three months ended March 31, 2016.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 - 5 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying consolidated statements of operations was $58,888 and $60,595 for the three months ended March 31, 2017 and 2016, respectively. Property and equipment is recorded net of accumulated depreciation amounts of $669,049 and $616,056 as of March 31, 2017 and December 31, 2016, respectively.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015 and its acquisition of ZenContent on July 31, 2016. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. See Note 3 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three months ended March 31, 2017 and 2016, there were no impairment charges associated with the Company's long-lived assets.

Software Development Costs
In accordance with Accounting Standards Codification ("ASC") 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs related to internal use software should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. The Company amortizes software development costs equally over 5 years upon initial launch of the software or additional features. See Note 4 for further details.

Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company has goodwill in connection with its acquisition of Ebyline and ZenContent. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

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

Revenue Recognition
In January 2017, the Company revised the way it categorizes its revenue streams to more closely align the revenue based on margin profiles and how it currently analyzes the business. The revised categories are as follows: Managed Services, Content Workflow, and Service Fee Revenue. Managed Services is when a marketer, typically a brand, agency or partner, contracts IZEA to provide custom content, influencer marketing or amplification services. Content Workflow is derived from the self-service use of the Ebyline platform by news agencies to handle their content workflow from initial content request to payment of content received. Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. The Company recognizes revenue at various times depending on the service that is being performed.

For Managed Services, the Company enters into an agreement to provide services that may require multiple deliverables in the form of (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (b) content promotion, such as click-through advertisements appearing in websites and social media channels; and (c) original content items, such as a research or news article, informational material or videos that a publisher or other marketer can use. The Company may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each item is considered delivered once the custom content has been delivered to the customer or once the content is distributed live through a public or social network. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Payment terms are typically 30 days from the invoice date. If the Company is unable to provide a portion of the services, it may agree with the customer to provide a different type of service or to provide a credit for the value of those services, which may be applied to the existing order or used for future services. The Company recognizes revenue on influencer marketing services after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to one year. Revenue on custom content provided to a marketer is recognized when the content is delivered to and accepted by the customer.

For Content Workflow services, the self-service marketer contracts the creators directly to provide custom content. The Ebyline platform controls the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies to control the outsourcing of their content needs. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer.

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

Marketers who use the Company to manage their social advertising campaigns or custom content requests may prepay for services or request credit terms. Payments received or billings in advance of completed services are recorded as unearned revenue until earned as described above.

All of the Company's revenue is generated through the rendering of services and is recognized under the general guidelines of Staff Accounting Bulletin Topic 13 A.1, which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the marketer or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, takes on credit risk, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended March 31, 2017 and 2016 were approximately $82,000 and $111,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying unaudited consolidated statements of operations.

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

Income Taxes
The Company has not recorded federal income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs minimal state franchise tax in four states which is included in general and administrative expenses in the consolidated statements of operations.

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

Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying factors (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability. The Company has 5,502 warrant shares issued in its September 2012 public offering that still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of March 31, 2017 was $0. During the three months ended March 31, 2016, the Company recorded a gain of $2,852 due to the change in the fair value of its warrant liability.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) and a warrant liability as of March 31, 2017. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 6) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2017 and 2016:

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2017	March 31, 2016
Expected term	6 years	6 years
Weighted average volatility	43.97%	52.68%
Weighted average risk free interest rate	2.09%	1.62%
Expected dividends	—	—

Effective January 1, 2017, the Company considered its accounting for stock options pursuant to Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU is intended to reduce the cost and complexity of accounting for employee share-based payments primarily surrounding the accounting for income taxes upon vesting or exercise of share-based payments and accounting for forfeitures, as well as related financial statement classifications. Although the new standard provides for the use of no forfeiture estimate, the Company elected to continue the use of estimated forfeitures when accounting for stock-based compensation, because it has an established history of forfeitures for non-vested options. There was no effect on the Company's financial statements as a result of the adoption of this standard.

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 11.82% and 10.41% during the three months ended March 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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

In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 is intended to improve the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customer. The effective date for ASU 2016-10 is the same as for ASU 2014-09 stated above.

These new revenue recognition standards will be effective for the Company on January 1, 2018. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company is reviewing each of the five steps in the new revenue recognition model, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. However, the Company has not yet finalized its review and analysis to determine the impact that this standard will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific cash flow issues and provides guidance for classification. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the requirement for the second step of the goodwill impairment test for certain entities. An entity may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

NOTE 2.     BUSINESS ACQUISITIONS

EBYLINE, INC.
On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline for a maximum purchase price of $8,850,000. The Stock Purchase Agreement was made up of a combination of guaranteed payments and contingent performance payments to be paid if Ebyline met certain revenue targets in the three years following the closing. None of these targets were met in the first two years following the closing and it is not expected that they will be met in the third year. Therefore, the total consideration to be paid for the Ebyline acquisition is expected to be $3,327,064.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	12/31/2016	3/31/2017
Cash paid at closing (a)	$1,200,000	$1,200,000	$—	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	934,728	—
Contingent performance payments (b)	2,210,000	1,834,300	—	—
Acquisition costs payable by Ebyline shareholders (c)	—	—	—	—
Total estimated consideration	$5,537,064	$5,016,939	$934,728	$—

Current portion of acquisition costs payable			$934,728	$—
Long term portion of acquisition costs payable			—	—
Total acquisition costs payable			$934,728	$—

(a)
The Ebyline Stock Purchase Agreement required a $1,200,000 cash payment at closing, a $250,000 stock payment on July 30, 2015 and a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the additional amount owed became $1,877,064 payable in two equal installments of $938,532 on January 30, 2016 and January 30, 2017. This guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2%. Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $3,804 and $15,313 for the three months ended March 31, 2017 and 2016, respectively. Per the Ebyline Stock Purchase Agreement, the Company issued 31,821 shares of its common stock to satisfy the $250,000 guaranteed purchase price payment obligation on July 30, 2015. On January 29, 2016, the Company issued 114,398 shares of its common stock to satisfy the $848,832 annual guaranteed payment of $938,532 less $89,700 in closing related expenses (see item (c) below). On January 30, 2017, the Company issued 200,542 shares of common stock to satisfy the final annual guaranteed payment of $938,532. The Company recorded a $10,491 gain on the settlement of the acquisition costs payable in the accompanying consolidated statements of operations as a result of the difference between the market price of the stock on the settlement date and the 30-day average price of the stock required by the Ebyline Stock Purchase Agreement.

(b)
Total contingent performance payments up to $5,500,000 are to be paid based on Ebyline meeting certain revenue targets. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. The initial fair value of the $5,500,000 of contingent performance payments was calculated using a Monte-Carlo simulation to simulate revenue over three years. Since the contingent consideration has an option like structure, a risk-neutral framework was considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 8.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 100,000 simulation trials. The volatility used for the simulation was 35%. The Monte Carlo simulation resulted in an initial calculated fair value of contingent performance payments of $2,210,000 on January 30, 2015. Because the contingent performance payments are subject to a 17% reduction related to the continued employment of certain key employees, ASC 805-10-55-25 indicates that a portion of these payments be treated as potential compensation to be accrued over the term rather than allocated to the purchase price. Therefore, the Company reduced its overall purchase price consideration by $357,700 and recorded the initial present value of the contingent performance payments at $1,834,300. Based on actual results for and projections for Content Revenue for 2015-2017, the Content Revenue for every year is expected to be below 90% of the required Content Revenues targets. Therefore, the Company reduced the fair value of contingent performance payments to zero by the end of 2015, as no further payments are expected to be owed.

(c)
According to the Ebyline Stock Purchase Agreement, $89,700 in closing related expenses paid by Ebyline during the acquisition process were payable by the selling shareholders. These costs were deducted from the guaranteed payment on January 30, 2016.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

ZENCONTENT, INC.
On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent for a maximum purchase price to be paid over the next three years of $4,500,000.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2016	3/31/2017
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	682,348	751,828
Contingent performance payments (c)	2,500,000	230,000	324,000	366,334
Total estimated consideration	$4,433,565	$1,796,547	$1,006,348	$1,118,162

Current portion of acquisition costs payable			$318,157	$364,171
Long-term portion of acquisition costs payable			688,191	753,991
Total acquisition costs payable			$1,006,348	$1,118,162

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate future consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment ("guaranteed purchase price"), and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments are also subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $61,458 for the three months ended March 31, 2017. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5%). Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $8,022 for the three months ended March 31, 2017.

(c)
The contingent performance payments are subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent is required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of IZEA common stock at then average stock prices (determined at IZEA’s option). Additionally, these payments are also subject to downward adjustment of up to 30% if Brianna DeMike is terminated by IZEA for cause or she terminates her employment without good reason. We initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments is required to be revalued each quarter and is calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 17%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's fair value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% (6%). The

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Company revalued its estimate of the contingent performance payment as of March 31, 2017 based on actual results and projections and the rates noted above and determined that current fair value of the contingent performance payments was $366,334 compared to $324,000 as of December 31, 2016. The increase in the estimated fair value of contingent performance payable resulted in a $42,334 increase to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2017. Of this amount, $81,334 was allocated to compensation expense and a gain of $39,000 was allocated as a change in the fair value of the contingent performance payments.

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

The ZenContent operations are included in the consolidated financial statements beginning on the date of acquisition of July 31, 2016. The ZenContent operations contributed revenue of $647,566 and gross profit of $416,791 in the consolidated statement of operations for the three months ended March 31, 2017. There are no acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the three months ended March 31, 2017 and 2016.

NOTE 3.     INTANGIBLE ASSETS

The identifiable intangible assets consists of the following assets:

		Accumulated Amortization		Useful Life (in years)
	Balance	March 31, 2017	December 31, 2016
Content provider networks	$160,000	$73,333	$57,083	1
Trade names	52,000	48,000	45,000	1
Developed technology	530,000	160,667	134,167	3
Self-service content customers	210,000	151,667	134,167	5
Managed content customers	2,140,000	1,370,555	1,192,222	3
Domains	166,469	41,617	33,294	5
Total identifiable intangible assets	$3,258,469	$1,845,839	$1,595,933

Total identifiable intangible assets from the Ebyline and ZenContent purchase price allocation and other acquired assets net of accumulated amortization thereon consists of the following:

	March 31, 2017	December 31, 2016
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
Total Intangible Assets	3,258,469	3,258,469
Accumulated amortization	(1,845,839)	(1,595,933)
Intangible Assets, net	$1,412,630	$1,662,536

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $249,906 and $195,823 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2017 (nine months remaining)	$744,722
2018	349,432
2019	207,349
2020	84,293
2021	26,834
Total	$1,412,630

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	March 31, 2017	December 31, 2016
Software development costs	$1,575,020	$1,492,665
Less accumulated depreciation and amortization	(442,518)	(388,706)
Software development costs, net	$1,132,502	$1,103,959

The Company determined that on April 15, 2013, its project to create IZEAx became technologically feasible and the development phase began. Throughout 2013 and the first quarter of 2014, the Company developed its new web-based advertising exchange platform, IZEAx. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to this platform each year. These new features will enable IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's software as a service ("SaaS") customers. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, the Company has capitalized $1,575,020 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of March 31, 2017. The Company estimated the useful life of its developed software to be 5 years, consistent with the amount of time its legacy platforms were in-service.

Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $53,812 and $39,879 for the three months ended March 31, 2017 and 2016, respectively.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of March 31, 2017, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2017 (nine months remaining)	$211,314
2018	315,004
2019	229,672
2020	192,822
2021	133,811
2022	49,879
$1,132,502

NOTE 5.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of March 31, 2017 and December 31, 2016, the Company had no advances outstanding under this agreement. As of March 31, 2017, the Company had a net accounts receivable balance of $4,454,657. Assuming that all of the Company's accounts receivable balance was eligible for funding, it had available credit of $3,563,726 under the agreement as of March 31, 2017.

The Company incurred $21,000 in costs related to this credit facility and expansion during the three months ended March 31, 2017 and 2016, respectively. These costs are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $5,250 and $5,796 of these costs through interest expense during the three months ended March 31, 2017 and 2016, respectively. The remaining value of the capitalized loan costs related to the Bridge Bank Credit Agreement as of March 31, 2017 is $1,750. This amount will be amortized to interest expense during fiscal 2017.

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

Stock Issued for Purchases
As further discussed in Note 2, the Company issued 31,821 shares of its common stock to satisfy the $250,000 guaranteed purchase price payment obligation on July 30, 2015 per the Ebyline Stock Purchase Agreement. On January 29, 2016, the Company issued 114,398 shares of its common stock to satisfy the $848,832 annual guaranteed payment of $938,532 less $89,700 in closing related expenses owed as part of the Ebyline Stock Purchase Agreement and on January 30, 2017, the Company issued 200,542 shares of common stock to satisfy the final annual guaranteed payment of $938,532.

Stock Issued for Services
The Company issued its five independent directors a total of 7,135 shares of restricted common stock initially valued at $31,250 for their service as directors of the Company during the first quarter of 2017. The stock vested in equal increments from January through March 2017. On February 12, 2017, the Company issued 7,109 shares valued at $30,000 as compensation for services a contractor provided.

The following table contains summarized information about nonvested restricted stock outstanding during the three months ended March 31, 2017:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	—	$—
Granted	14,244	4.30
Vested	(14,244)	4.26
Forfeited	—	—
Nonvested at March 31, 2017	—	$—

Total expense recognized for stock-based payments for services during the three months ended March 31, 2017 and 2016 was $60,632 and $31,250, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service. The Company recognized a loss of $618 as a change in the fair value of derivatives during the three months ended March 31, 2017, based on the change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting. There is no remaining future compensation related to nonvested restricted awards as of March 31, 2017.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). The May 2011 Plan allows the Company to grant options to purchase up to 1,000,000 shares as an incentive for its employees and consultants.  As of March 31, 2017, the Company had 16,438 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of March 31, 2017, the Company had no shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2016 and the three months ended March 31, 2017, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2015	830,599	$8.65	6.5
Granted	179,998	6.16
Exercised	—	—
Forfeited	(50,733)	10.15
Outstanding at December 31, 2016	959,864	$8.11	6.4
Granted	15,991	4.31
Exercised	—	—
Forfeited	(11,483)	10.40
Outstanding at March 31, 2017	964,372	$8.02	6.3

Exercisable at March 31, 2017	596,870	$8.88	5.3

During the three months ended March 31, 2017 and 2016, no options were exercised. The fair value of the Company's common stock on March 31, 2017 was $4.20 per share. The intrinsic value on outstanding options as of March 31, 2017 was $7,203. The intrinsic value on exercisable options as of March 31, 2017 was $5,261.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2016 and the three months ended March 31, 2017, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2015	461,926	$3.84	2.8
Granted	179,998	2.88
Vested	(187,181)	4.00
Forfeited	(40,437)	3.76
Nonvested at December 31, 2016	414,306	$3.60	2.6
Granted	15,991	1.92
Vested	(55,171)	3.60
Forfeited	(7,624)	3.04
Nonvested at March 31, 2017	367,502	$3.28	2.5

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on option awards outstanding during the three months ended March 31, 2017 and 2016 was $158,976 and $204,972, respectively. Stock-based compensation expense was recorded as $14,028 to sales and marketing and $144,948 to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2017. Stock-based compensation expense was recorded as $20,268 to sales and marketing and $184,704 to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2016. Future compensation related to nonvested awards expected to vest of $988,436 is estimated to be recognized over the weighted-average vesting period of approximately two years, six months.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of March 31, 2017, the Company had 49,762 remaining shares of common stock available for future grants under the ESPP.

NOTE 7.    EARNINGS (LOSS) PER COMMON SHARE

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

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(2,719,220)	$(2,592,620)
Weighted average shares outstanding - basic and diluted	5,598,200	5,300,520
Basic and diluted loss per common share	$(0.49)	$(0.49)

The Company excluded the following weighted average items from the above computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2017	March 31, 2016
Stock options	963,867	841,911
Warrants	557,421	534,653
Restricted stock units	—	—
Total excluded shares	1,521,288	1,376,564

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred after March 31, 2017 that require recognition or disclosure in the financial statements.

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

Company Overview

IZEA creates and operates online marketplaces that connect marketers with influential content creators. Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of content workflow, creator search and targeting, bidding, analytics and payment processing.

We help power the creator economy, allowing everyone from college students and stay at home moms to celebrities and accredited journalists the opportunity to monetize their content, creativity and influence. These creators are compensated by IZEA for producing unique content such as long-form text, videos, photos, illustrations, and status updates. In addition to creating content for marketers, our creators are also compensated for distribution of that content through their personal blogs and social channels such as Twitter, Facebook and YouTube.

Marketers, including brands, agencies, and partners, engage us to gain access to our industry expertise, technology, analytics, and network of creators. These companies are our primary customers where we generate the majority of our revenue. They use our services for two primary purposes: the engagement of creators for influencer marketing campaigns (also known as “influencer marketing” or "sponsored social"), or the engagement of creators to create stand-alone custom content for the marketer's own use, as well as third party content marketing and native advertising efforts (“custom content”). Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

    Our primary technology platform, the IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos, and photos to be provided and further distributed through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others.

In addition to IZEAx, we operate the Ebyline technology platform we acquired in January 2015. The Ebyline platform is a self-service content marketplace which was originally designed to replace editorial newsrooms located within newspapers with a “virtual newsroom” to handle their content workflow.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

Historically, we broke out our revenue into categories labeled Sponsored Revenue, Content Revenue and Service Fees. In January 2017, we revised the way we categorize our revenue streams to more closely align the revenue based on margin profiles and how we currently analyze our business.

We derive revenue from three sources: revenue from our managed services when a marketer, typically a brand, agency or partner, pays us to provide custom content, influencer marketing or amplification services ("Managed Services"), revenue from the self service use of our Ebyline platform by news agencies to handle their content workflow from initial content request to payment of content received ("Content Workflow"), and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue").

The following charts are being furnished to provide clarity on how quarterly 2016 and 2015 revenues and costs will be classified in comparison to future 2017 results based on the new classifications:

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total 2016
Revenue
Managed Services	$3,679,000	$5,225,000	$5,838,000	$5,652,000	$20,394,000
Content Workflow	1,704,000	1,595,000	1,576,000	1,666,000	6,541,000
Service Fees & Other Revenue	83,000	94,000	83,000	115,000	375,000
Total Revenue	$5,466,000	$6,914,000	$7,497,000	$7,433,000	$27,310,000

Cost of Sales
Managed Services	$1,518,000	$1,939,000	$2,464,000	$2,245,000	$8,166,000
Content Workflow	1,583,000	1,480,000	1,463,000	1,550,000	6,076,000
Service Fees & Other Revenue	—	—	—	—	—
Total Cost of Sales	$3,101,000	$3,419,000	$3,927,000	$3,795,000	$14,242,000

Gross Profit
Managed Services	$2,161,000	$3,286,000	$3,374,000	$3,407,000	$12,228,000
Content Workflow	121,000	115,000	113,000	116,000	465,000
Service Fees & Other Revenue	83,000	94,000	83,000	115,000	375,000
Total Profit	$2,365,000	$3,495,000	$3,570,000	$3,638,000	$13,068,000

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total 2015
Revenue
Managed Services	$2,858,000	$2,677,000	$3,543,000	$4,280,000	$13,358,000
Content Workflow	1,242,000	1,886,000	1,855,000	1,867,000	6,850,000
Service Fees & Other Revenue	35,000	65,000	45,000	115,000	260,000
Total Revenue	$4,135,000	$4,628,000	$5,443,000	$6,262,000	$20,468,000

Cost of Sales
Managed Services	$1,290,000	$1,168,000	$1,568,000	$1,853,000	$5,879,000
Content Workflow	1,151,000	1,750,000	1,723,000	1,734,000	6,358,000
Service Fees & Other Revenue	—	—	—	—	—
Total Cost of Sales	$2,441,000	$2,918,000	$3,291,000	$3,587,000	$12,237,000

Gross Profit
Managed Services	$1,568,000	$1,509,000	$1,975,000	$2,427,000	$7,479,000
Content Workflow	91,000	136,000	132,000	133,000	492,000
Service Fees & Other Revenue	35,000	65,000	45,000	115,000	260,000
Total Profit	$1,694,000	$1,710,000	$2,152,000	$2,675,000	$8,231,000

The following table breaks down our approximate revenue, cost of sales and gross profit by revenue stream for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017		March 31, 2016		$ Change	% Change
Revenue & % of Total
Managed Services	$4,684,000	76%	$3,679,000	67%	$1,005,000	27.3%
Content Workflow	1,470,000	23%	1,704,000	31%	(234,000)	(13.7)%
Service Fees & Other Revenue	48,000	1%	83,000	2%	(35,000)	(42.2)%
Total Revenue	$6,202,000	100%	$5,466,000	100%	$736,000	13.5%

Cost of Sales & % of Total
Managed Services COS	$1,827,000	57%	$1,518,000	49%	$309,000	20.4%
Content Workflow COS	1,368,000	43%	1,583,000	51%	(215,000)	(13.6)%
Service Fees & Other COS	—	—%	—	—%	—	100.0%
Total Cost of Sales	$3,195,000	100%	$3,101,000	100%	$94,000	3.0%

Gross Profit & Profit %
Managed Services	$2,857,000	61%	$2,161,000	59%	$696,000	32.2%
Content Workflow	102,000	7%	121,000	7%	(19,000)	(15.7)%
Service Fees & Other Revenue	48,000	100%	83,000	100%	(35,000)	(42.2)%
Total Profit	$3,007,000	48%	$2,365,000	43%	$642,000	27.1%

Revenues for the three months ended March 31, 2017 increased by $736,556, or 13%, compared to the same period in 2016. Managed Services increased $1,005,000, Content Workflow decreased $234,000 and Service Fee Revenue decreased $35,000 during the three months ended March 31, 2017 compared to the same period in 2016. Managed Services increased primarily due to concentrated sales efforts toward larger IZEA managed campaigns that have components of both custom content and influencer marketing resulting in higher revenue per salesperson, and repeat business from existing customers. Content Workflow generated from newspaper and traditional publishers through the Ebyline platform on a self-service basis is declining due to the ongoing consolidation and cutbacks in the newspaper industry. Although revenue from Content Workflow decreased by $234,000 (14%) in the three months ended March 31, 2017, the gross margin thereon only declined by $19,000, because the margins are fixed with these customers at 7% to 9%. We expect to continue to see continued declines in Content Workflow revenue up to 50% compared to prior year levels due to the overall decline in this industry. Service Fee Revenue decreased in the three months ended March 31, 2017 due to lower licensing fees generated from partners using our platforms.

We estimate that revenues from our Managed Services will continue to increase over 20% compared to the prior year, but this increase will be offset by the declines in the self-service Content Workflow noted above. We estimate that overall revenue will increase 8%-10% for total revenue between $29-$30 million for 2017.

Our net bookings of $7.8 million for the three months ended March 31, 2017 were 5% higher than the net bookings of $7.4 million for the three months ended March 31, 2016. Net bookings is a measure of sales orders received minus any cancellations or changes in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. Net bookings can be affected by, among other things, cancellations or changes to orders that occur in future periods. Reductions in net bookings or changes in the expected timing of delivery for services due to delays and customer preferences or other considerations may result in fluctuations in expected future revenue.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide custom content or advertising services through the promotion or amplification of sponsored content in a blog post, tweet, click or action.

Cost of sales for the three months ended March 31, 2017 increased by $94,157, or 3%, compared to the same period in 2016.  Cost of sales increased primarily due to the increase in our sales, but the increase was tempered by the improved margins on our Managed Services of custom content due to lower production costs after the acquisition of ZenContent in July 2016.

Gross profit for the three months ended March 31, 2017 increased by $642,399, or 27%, compared to the same period in 2016.  Our gross profit as a percentage of revenue increased from 43% for the three months ended March 31, 2016 to 48% for the same period in 2017. The gross margin on our Managed Services for influencer marketing or custom content services was 61%, while the gross margin on Content Workflow was 7% for the three months ended March 31, 2017. Prior to being acquired by IZEA in 2015, Ebyline generated revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a fixed 7% to 9% profit. We do not actively sell or market Content Workflow to new customers due to the low margins and challenges facing the newspaper industry. After the acquisition, this revenue stream still contributes a significant portion of our revenue, but we utilize the content creators to promote the sale of custom content to our marketers on a managed basis. These services are sold at comparable margins to our influencer marketing services as we incorporated standard pricing guidelines during 2016.

The total gross profit increase was primarily attributable to the increase in revenue from our higher margin Managed Services versus reduced revenue from our lower margin Content Workflow. The mix of sales between our higher margin Managed Services and lower margin Content Workflow has a significant effect on our overall gross profit percentage.

The following table sets forth a summary of our statements of operations and the change between the periods:

	(Unaudited)
	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change
Revenue	$6,202,506	$5,465,950	$736,556	13.5%
Cost of sales	3,195,526	3,101,369	94,157	3.0%
Gross profit	3,006,980	2,364,581	642,399	27.2%
Operating expenses:
General and administrative	2,809,524	2,580,001	229,523	8.9%
Sales and marketing	2,898,355	2,359,663	538,692	22.8%
Total operating expenses	5,707,879	4,939,664	768,215	15.6%
Loss from operations	(2,700,899)	(2,575,083)	(125,816)	(4.9)%
Other income (expense):
Interest expense	(17,076)	(21,339)	4,263	(20.0)%
Loss on exchange of warrants	—	—	—	100.0%
Change in fair value of derivatives, net	(618)	2,852	(3,470)	(121.7)%
Other income (expense), net	(627)	950	(1,577)	(166.0)%
Total other income (expense), net	(18,321)	(17,537)	(784)	(4.5)%
Net loss	$(2,719,220)	$(2,592,620)	$(126,600)	(4.9)%

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the three months ended March 31, 2017 increased by $768,215, or 16%, compared to the same period in 2016. The increase was primarily attributable to increased personnel costs and additional marketing costs related to our IZEAFest Conference held in February 2017.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, acquisition costs, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the three months ended March 31, 2017 increased by $229,523, or 9%, compared to the same period in 2016. The increase was primarily attributable to a $120,000 increase in personnel costs and in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These costs increased as a result of an increase in the average number of our administrative and engineering personnel by 17% since the prior year period along with increased average salaries those personnel.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments are also subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. We initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments is required to be revalued each quarter and is calculated using a Monte-Carlo simulation to simulate revenue over the future periods. We revalued our estimate of the contingent performance payment as of March 31, 2017 based on actual results and projections and determined that current fair value was $366,334 compared to $324,000 as of December 31, 2016. As a result of the changes in the value of the acquisition liability, we recorded a $103,792 expense during the three months ended March 31, 2017. Of this amount, $142,792 was allocated to compensation expense and a gain of $39,000 was allocated as a change in the fair value of the contingent performance payments. To the extent that our future estimates change, this will continue to affect our general and administrative expense.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs, and trade show expenses. Sales and marketing expenses for the three months ended March 31, 2017 increased by $538,692, or 23%, compared to the same period in 2016.  This was primarily attributable to a $361,000 increase in public relations and marketing events as a result of our IZEAFest Conference held in February 2017. These larger marketing spends were not in the first quarter of 2016, as the IZEAFest conference is held every 16-20 months, and the last IZEAFest conference was held in the fourth quarter of 2015. The increase was also attributable to a $186,000 increase in personnel costs and the variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These increases in the personnel costs are the result of a 3% increase in the average number of our sales and marketing personnel and the promotion of our sales personnel to higher base salaries as a result of their increased sales per person.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense during the three months ended March 31, 2017 decreased by $4,263 to $17,076 compared to the same period in 2016 primarily due to the lower imputed interest on the remaining balance of acquisition costs payable.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. Additionally, we issue restricted stock that vests over future periods. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded expense of $618 and income of $2,852 resulting from the increase or decrease in the fair value of certain warrants and stock during the three months ended March 31, 2017 and 2016, respectively.

The $1,577 change in other income (expense) is primarily the result of currency exchange losses related to our Canadian transactions during the three months ended March 31, 2017.

Net Loss

Net loss for the three months ended March 31, 2017 was $2,719,220, which increased from a net loss of $2,592,620 for the same period in 2016.  The increase in net loss was primarily the result of the increase in personnel and marketing expenses as discussed above, partially offset by the increased revenue and profit margins on our Managed Services.

Non-GAAP Financial Measures

Below are financial measures of cash operating expenses (“Cash Opex”) and Adjusted EBITDA. These are “non-GAAP financial measures” as defined under the rules of the Securities and Exchange Commission (the “SEC”).

We define Cash Opex as total operating expenses exclusive of unusual or non-cash expenses such as depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment and changes in acquisition cost estimates, and all other non-cash income and expense items such as loss on exchanges and changes in fair value of derivatives, if applicable.

We define Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment, changes in acquisition cost estimates, and all other non-cash income and expense items such as gains or losses on settlement of liabilities and exchanges, and changes in the fair value of derivatives, if applicable.

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

•
do not include changes in acquisition cost estimates as a result of the allocation of acquisition costs payable to compensation expense or changes in the estimate of contingent acquisition costs payable, which may or may not ever be paid, but may be a significant recurring expense for our business if we continue to make business acquisitions;

•
do not include gains or losses on the settlement of acquisition costs payable or liabilities when the stock value, as agreed upon in the agreement, varies from the market price of our stock on the settlement date, which is a non-cash expense, but will continue to be a recurring expense for our business on certain business contracts where the amounts can vary; and

•
do not include depreciation and intangible assets amortization expense, impairment charges and gains or losses on disposal of equipment, which is not always a current period cash expense, but the assets being depreciated and amortized may have to be replaced in the future.

Furthermore, Adjusted EBITDA excludes changes in fair value of derivatives, interest expense and other gains, losses, and expenses that we do not believe are indicative of our ongoing results, but these items may represent a reduction or increase in cash available to us.

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

The following table sets forth a reconciliation from the GAAP measurement of Operating Expenses to our non-GAAP financial measure of Cash Opex and Cash Opex as a percentage of revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Total operating expenses	$5,707,879	$4,939,664
Less:
Non-cash stock-based compensation	158,976	204,972
Non-cash stock issued for payment of services	60,632	31,250
(Gain) loss on disposal of equipment	(1,953)	—
(Gain) loss on settlement of acquisition costs payable	(10,491)	—
Increase (decrease) in value of acquisition costs payable	103,792	—
Depreciation and amortization	362,606	296,297
Total excluded expenses	673,562	532,519

Cash Opex	$5,034,317	$4,407,145

Revenue	$6,202,506	$5,465,950
Cash Opex / Revenue	81%	81%

The following table sets forth a reconciliation from the GAAP measurement of Net Loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(2,719,220)	$(2,592,620)
Non-cash stock-based compensation	158,976	204,972
Non-cash stock issued for payment of services	60,632	31,250
(Gain) loss on disposal of equipment	(1,953)	—
(Gain) loss on settlement of acquisition costs payable	(10,491)	—
Increase (decrease) in value of acquisition costs payable	103,792	—
Depreciation and amortization	362,606	296,297
Interest expense	17,076	21,339
Change in fair value of derivatives	618	(2,852)
Adjusted EBITDA	$(2,027,964)	$(2,041,614)

Although we estimate that operating expenses will increase for the year ending December 31, 2017 as a result of our continued expansion and investment in future growth, we expect that our Cash Opex as a percentage of revenue will decline nearly 1500 basis points in future quarters. We estimate that Adjusted EBITDA for the year ending December 31, 2017 will be approximately negative $4 to $4.5 million as a result of our continued investment in sales and engineering staff necessary to increase our revenue and support our customers.

Liquidity and Capital Resources

We had cash and cash equivalents of $4,355,072 as of March 31, 2017 as compared to $5,949,004 as of December 31, 2016, a decrease of $1,593,932 primarily due to the funding of our operating losses.  We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $44,528,941 as of March 31, 2017.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $1,524,157 during the three months ended March 31, 2017 and was primarily a result of our loss from operations during the period of $2,700,899. Cash used for investing activities was $67,849 during the three months ended March 31, 2017 due to the payment of $88,000 related to the development of our proprietary software and purchases of computer and office equipment for our expanded staff. These payments were offset by a return of $20,000 in leasehold deposits. Cash used for financing activities was $1,926 during the three months ended March 31, 2017 as a result of stock issuance costs on shares used to pay for services or acquisition liabilities.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline. The stock purchase agreement required a cash payment at closing of $1,200,000, a stock issuance of $250,000 paid on July 30, 2015, and $1,877,064 paid in cash or stock in two equal installments of $938,532 on the first and second anniversaries of the closing. On January 29, 2016, we issued 114,398 shares of our common stock to satisfy the first annual guaranteed payment of $938,532 less $89,700 in closing related expenses. On January 30, 2017, we issued 200,542 shares of our common stock to satisfy the second and final annual guaranteed payment of $938,532. The stock purchase agreement also required contingent performance payments up to $5,500,000 to be paid if Ebyline met certain revenue targets in the three years following the closing. None of these targets were met in the first two years following the closing and it is not expected that they will be met in the third year. Therefore, we do not believe that we will be required to make any of the $5,500,000 in contingent performance payments and we currently expect that the total consideration to be paid for the Ebyline acquisition will be $3,327,064.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent. Upon closing we paid a cash payment of $400,000 and issued 86,207 shares of our common stock valued at $600,000. The agreement also requires (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock (determined at our option). If we decide to issue stock rather than make cash payments, this may result in the issuance of substantial amount of shares because the number of shares will be determined using the 30 trading-day volume-weighted average closing price of our common stock prior to the payment.

We have a secured credit facility agreement with Western Alliance Bank. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. As of March 31, 2017, we had no advances outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had available credit of $3,563,726 under the agreement as of March 31, 2017.

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

Critical Accounting Policies and Use of Estimates

The preparation of the accompanying financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to write about the marketer’s product. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $198,506 for doubtful accounts as of March 31, 2017. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2017 and 2016.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We continue to add new features and additional functionality to this platform each year. These new features will enable IZEAx to facilitate the contracting, workflow, and delivery of direct custom content as well as provide for invoicing, collaborating, and direct payments for our SaaS customers. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $1,575,020 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of March 31, 2017. We estimate the useful life of our software to be 5 years, consistent with the amount of time our legacy platforms were in-service, and we are amortizing the software development costs over this period.

We derive revenue from three sources: Managed Services, Content Workflow, and Service Fee Revenue. Managed Services is when a marketer, typically a brand, agency or partner, contracts IZEA to provide custom content, influencer marketing or amplification services. Content Workflow is derived from the self-service use of our Ebyline platform by news agencies to handle their content workflow from initial content request to payment of content received. Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for white-label use of IZEAx, early cash-out fees if a creator wishes to take proceeds earned for services from their account when the account balance is below certain minimum balance thresholds and inactivity fees for dormant accounts. We recognize revenue at various times depending on the service that is being performed.

For our Managed Services, we enter into an agreement to provide services that may require multiple deliverables in the form of (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (b) content promotion, such as click-through advertisements appearing in websites and social media channels and (c) original content items, such as a research or news article, informational material or videos that a publisher or other marketer can use. We may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each item is considered delivered once the custom content has been delivered to the customer or once the content is distributed live through a public or social network. Revenue is accounted for separately on each of the deliverables in the time frames set forth below. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to our completion of services. Payment terms are typically 30 days from the invoice date. If we are unable to provide a portion of the services, we may agree with the customer to provide a different type of service or to provide a credit for the value of those services, which may be applied to the existing order or used for future services. We recognize revenue on influencer marketing services after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to one year. Revenue on custom content provided to a marketer is recognized when the content is delivered to and accepted by the customer.

For Content Workflow services, the self-service marketer contracts the creators directly to provide custom content. The Ebyline platform controls the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies to control the outsourcing of their content needs. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer.

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

Marketers who use us to manage their social advertising campaigns or custom content requests may prepay for services or request credit terms. Payments received or billings in advance of completed services are recorded as unearned revenue until earned as described above.

All of our revenue is generated through the rendering of services and is recognized under the general guidelines of Staff Accounting Bulletin Topic 13 A.1, which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the marketer or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectability is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, take on credit risk, establish the pricing and determine the service specifications.

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
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the three months ended March 31, 2017 and 2016:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2016	179,998	$6.16	6.0 years	47.95%	1.58%	$2.88
March 31, 2017	15,991	$4.31	6.0 years	43.97%	2.09%	$1.92

There were outstanding options to purchase 964,372 shares with a weighted average exercise price of $8.02 per share, of which options to purchase 596,870 shares were exercisable with a weighted average exercise price of $8.88 per share as of March 31, 2017.   The intrinsic value on outstanding options as of March 31, 2017 was $7,203. The intrinsic value on exercisable options as of March 31, 2017 was $5,261.

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which requires additional disclosures about the our objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Recent Accounting Pronouncements

     See "Note 1. Summary of Significant Accounting Policies," under Item 1 in Part I of this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2016, the information set forth at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information," and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to our Business and Industry

We have a history of annual net losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $44,528,941 as of March 31, 2017.  For the three months ended March 31, 2017, we had a net loss of $2,719,220, including a $2,700,899 loss from operations and we expect to incur a net loss for the fiscal year 2017.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to maintain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct custom content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We had one customer that accounted for nearly 11% and two customers that accounted for 24% of our revenue during the three months ended March 31, 2017. The loss of these customers or a significant reduction in revenue from either of these customers could have a material adverse effect on our results of operation. Moreover, if customers do not find our marketing and promotional services effective, they are not satisfied with content they receive, or they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

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

As of May 5, 2017, we had 5,679,444 shares of common stock issued, outstanding stock options to purchase 967,366 shares of our common stock at an average exercise price of $7.99 per share, and outstanding warrants to purchase 557,421 shares of our common stock at an average exercise price of $8.59 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 4,904 shares of common stock under our May 2011 Equity Incentive Plan and 49,762 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to the earn-out provisions of the stock purchase agreements in connection with our Ebyline and ZenContent acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, and the issuance of new shares pursuant to acquisition earn-out provisions, will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 30, 2017, we issued 200,542 shares of our common stock to satisfy the second and final annual guaranteed payment of $938,532 pursuant to the Ebyline Stock Purchase Agreement that could be paid in cash or stock at our election.

On February 12, 2017, the Company issued 7,109 shares valued at $30,000 as compensation for services a contractor provided.

The above issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemptions from registration provided by Section 4(a)(2) thereof and Rule 506 promulgated thereunder. The recipients of these securities took such securities for investment purposes without a view to distribution. Furthermore, they each had access to information concerning the Company and its business prospects. There was no general solicitation or advertising for the purchase of the securities and the securities are restricted pursuant to Rule 144.

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
The following materials from IZEA, Inc.'s Annual Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

May 10, 2017	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 10, 2017	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)