Form 10-Q
period 2017-06-30
IZEA, Inc.
filed 2017-08-10
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 As of August 2, 2017, there were 5,706,152 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
Assets
Current:
Cash and cash equivalents	$3,563,540	$5,949,004
Accounts receivable, net	4,124,332	3,745,695
Prepaid expenses	242,535	322,377
Other current assets	28,715	11,940
Total current assets	7,959,122	10,029,016

Property and equipment, net	359,485	460,650
Goodwill	3,604,720	3,604,720
Intangible assets, net	1,162,723	1,662,536
Software development costs, net	1,081,795	1,103,959
Security deposits	156,799	161,736
Total assets	$14,324,644	$17,022,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,474,962	$1,438,389
Accrued expenses	1,558,386	1,242,889
Unearned revenue	3,866,077	3,315,563
Current portion of deferred rent	38,704	34,290
Current portion of acquisition costs payable	266,173	1,252,885
Total current liabilities	7,204,302	7,284,016

Deferred rent, less current portion	40,307	62,547
Acquisition costs payable, less current portion	897,997	688,191
Warrant liability	—	—
Total liabilities	8,142,606	8,034,754

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,689,442 and 5,456,118, respectively, issued and outstanding	569	545
Additional paid-in capital	52,157,008	50,797,039
Accumulated deficit	(45,975,539)	(41,809,721)
Total stockholders’ equity	6,182,038	8,987,863

Total liabilities and stockholders’ equity	$14,324,644	$17,022,617

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$6,980,221	$6,913,689	$13,182,727	$12,379,639
Cost of sales	3,442,181	3,418,387	6,637,707	6,519,756
Gross profit	3,538,040	3,495,302	6,545,020	5,859,883

Operating expenses:
General and administrative	2,524,630	2,524,746	5,334,154	5,104,747
Sales and marketing	2,426,363	2,612,714	5,324,718	4,972,377
Total operating expenses	4,950,993	5,137,460	10,658,872	10,077,124

Loss from operations	(1,412,953)	(1,642,158)	(4,113,852)	(4,217,241)

Other income (expense):
Interest expense	(13,272)	(11,411)	(30,348)	(32,750)
Change in fair value of derivatives, net	(8,420)	26,421	(9,038)	29,273
Other income (expense), net	(11,953)	803	(12,580)	1,753
Total other income (expense), net	(33,645)	15,813	(51,966)	(1,724)

Net loss	$(1,446,598)	$(1,626,345)	$(4,165,818)	$(4,218,965)

Weighted average common shares outstanding – basic and diluted	5,676,629	5,350,128	5,637,636	5,320,962
Basic and diluted loss per common share	$(0.25)	$(0.30)	$(0.74)	$(0.79)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	5,456,118	$545	$50,797,039	$(41,809,721)	$8,987,863
Stock issued for payment of acquisition liability	200,542	20	928,021	—	928,041
Stock purchase plan issuances	9,998	1	16,231	—	16,232
Stock issued for payment of services	22,784	3	92,497	—	92,500
Stock issuance costs	—	—	(3,626)	—	(3,626)
Stock-based compensation	—	—	326,846	—	326,846
Net loss	—	—	—	(4,165,818)	(4,165,818)
Balance, June 30, 2017	5,689,442	$569	$52,157,008	$(45,975,539)	$6,182,038

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,165,818)	$(4,218,965)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	113,429	125,232
Amortization of software development costs and other intangible assets	607,437	470,242
Gain on disposal of equipment	(3,687)	—
Provision for losses on accounts receivable	39,827	105,000
Stock-based compensation	326,846	405,326
Fair value of stock and warrants issued or to be issued for payment of services	83,462	72,470
Increase (decrease) in fair value of contingent acquisition costs payable	(56,000)	—
Gain on settlement of acquisition costs payable	(10,491)	—
Change in fair value of derivatives, net	9,038	(29,273)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(418,464)	(855,339)
Prepaid expenses and other current assets	63,067	(138,871)
Accounts payable	36,573	243,853
Accrued expenses	533,123	342,549
Unearned revenue	550,514	171,160
Deferred rent	(17,826)	(6,683)
Net cash used for operating activities	(2,308,970)	(3,313,299)

Cash flows from investing activities:
Purchase of equipment	(8,577)	(100,060)
Increase in software development costs	(85,460)	(153,084)
Security deposits	4,937	(31,900)
Net cash used for investing activities	(89,100)	(285,044)

Cash flows from financing activities:
Proceeds from stock purchase plan issuances	16,232	34,587
Stock issuance costs	(3,626)	(21,721)
Payments on capital lease obligations	—	(7,291)
Net cash from financing activities	12,606	5,575

Net decrease in cash and cash equivalents	(2,385,464)	(3,592,768)
Cash and cash equivalents, beginning of year	5,949,004	11,608,452

Cash and cash equivalents, end of period	$3,563,540	$8,015,684

Supplemental cash flow information:
Cash paid during the period for interest	$—	$230

Non-cash financing and investing activities:
Acquisition costs paid through issuance of common stock	$938,532	$848,832
Fair value of common stock issued for future services	$—	$82,867

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2017, the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, the consolidated statement of stockholders' equity for the six months ended June 30, 2017 and the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2017.

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

The Company's primary technology platform, the IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content development, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos and photos through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others.

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $220,000 and $237,000 for doubtful accounts as of June 30, 2017 and December 31, 2016, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and six months ended June 30, 2017 and 2016.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had no customers which accounted for more than 10% of total accounts receivable at June 30, 2017 and December 31, 2016. The Company had no customers that accounted for more than 10% of its revenue during the three months ended June 30, 2017 and 2016. The Company had no customers that accounted for more than 10% of its revenue and one customer that accounted for 11% of its revenue during the six months ended June 30, 2017 and 2016, respectively.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 - 5 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying unaudited consolidated statements of operations was $54,541 and $64,637 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying unaudited consolidated statements of operations was $113,429 and $125,232 for the six months ended June 30, 2017 and 2016, respectively. Property and equipment is recorded net of accumulated depreciation amounts of $721,377 and $616,056 as of June 30, 2017 and December 31, 2016, respectively.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015 and its acquisition of ZenContent on July 31, 2016. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. See Note 3 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three and six months ended June 30, 2017 and 2016, there were no impairment charges associated with the Company's long-lived assets.

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended June 30, 2017 and 2016 were approximately $87,000 and $106,000, respectively. Advertising costs charged to operations for the six months ended June 30, 2017 and 2016 were approximately $169,000 and $217,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying unaudited consolidated statements of operations.

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

Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying factors (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability. The Company has 5,502 warrant shares issued in its September 2012 public offering that still require classification as a liability due to certain registration rights and listing requirements in the agreements. The fair value and outstanding derivative warrant liability related to these warrant shares as of June 30, 2017 and December 31, 2016 was $0. During the three and six months ended June 30, 2016, the Company recorded a gain of $877 and $3,729, respectively, due to the change in the fair value of its warrant liability.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) and a warrant liability as of June 30, 2017. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 6) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the option award. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plans Assumptions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	43.71%	52.39%	43.78%	52.54%
Weighted average risk free interest rate	2.01%	1.42%	2.03%	1.52%
Expected dividends	—	—	—	—

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

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 10.09% and 13.99% during the three months ended June 30, 2017 and 2016, respectively. Average expected forfeiture rates were 10.59% and 12.20% during the six months ended June 30, 2017 and 2016, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	12/31/2016	6/30/2017
Cash paid at closing (a)	$1,200,000	$1,200,000	$—	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	934,728	—
Contingent performance payments (b)	2,210,000	1,834,300	—	—
Acquisition costs payable by Ebyline shareholders (c)	—	—	—	—
Total estimated consideration	$5,537,064	$5,016,939	$934,728	$—

Current portion of acquisition costs payable			$934,728	$—
Long term portion of acquisition costs payable			—	—
Total acquisition costs payable			$934,728	$—

(a)
The Ebyline Stock Purchase Agreement required a $1,200,000 cash payment at closing, a $250,000 stock payment on July 30, 2015 and a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the additional amount owed became $1,877,064 payable in two equal installments of $938,532 on January 30, 2016 and January 30, 2017. This guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2%. Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $0 and $11,412 for the three months ended June 30, 2017 and 2016, respectively. Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $3,804 and $26,725 for the six months ended June 30, 2017 and 2016, respectively. Per the Ebyline Stock Purchase Agreement, the Company issued 31,821 shares of its common stock to satisfy the $250,000 guaranteed purchase price payment obligation on July 30, 2015. On January 29, 2016, the Company issued 114,398 shares of its common stock to satisfy the $848,832 annual guaranteed payment of $938,532 less $89,700 in closing related expenses (see item (c) below). On January 30, 2017, the Company issued 200,542 shares of common stock to satisfy the final annual guaranteed payment of $938,532. The Company recorded a $10,491 gain on the settlement of the acquisition costs payable in the accompanying consolidated statements of operations as a result of the difference between the market price of the stock on the settlement date and the 30-day average price of the stock required by the Ebyline Stock Purchase Agreement.

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

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2016	6/30/2017
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	682,348	821,309
Contingent performance payments (c)	2,500,000	230,000	324,000	342,861
Total estimated consideration	$4,433,565	$1,796,547	$1,006,348	$1,164,170

Current portion of acquisition costs payable			$318,157	$266,173
Long-term portion of acquisition costs payable			688,191	897,997
Total acquisition costs payable			$1,006,348	$1,164,170

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate future consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment ("guaranteed purchase price"), and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments are also subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $61,459 and $122,917 for the three and six months ended June 30, 2017, respectively. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5%). Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $8,022 and $16,044 for the three and six months ended June 30, 2017.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% (6.25%). The Company revalued its estimate of the contingent performance payment as of June 30, 2017 based on actual results and projections and the rates noted above and determined that current fair value of the contingent performance payments was $342,861 compared to $324,000 as of December 31, 2016. The change in the estimated fair value of contingent performance payable resulted in a $18,861 increase to general and administrative expense in the Company's consolidated statement of operations during the six months ended June 30, 2017. Of this amount, $74,861 was allocated to compensation expense and a gain of $56,000 was allocated as a change in the fair value of the contingent performance payments. The change the estimated fair value of contingent performance payable resulted in a $23,473 decrease to general and administrative expense in the Company's consolidated statement of operations during the three months ended June 30, 2017. Of this amount, a gain of $6,473 was allocated as a decrease in compensation expense and a gain of $17,000 was allocated as a change in the fair value of the contingent performance payments.

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

The ZenContent operations are included in the consolidated financial statements beginning on the date of acquisition of July 31, 2016. The ZenContent operations contributed revenue of $1,090,254 and gross profit of $672,599 in the consolidated statement of operations for the three months ended June 30, 2017. The ZenContent operations contributed revenue of $1,737,820 and gross profit of $1,089,390 in the consolidated statement of operations for the six months ended June 30, 2017. There are $11,297 acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the three and six months ended June 30, 2016.

NOTE 3.     INTANGIBLE ASSETS

The identifiable intangible assets consists of the following assets:

		Accumulated Amortization		Useful Life (in years)
	Balance	June 30, 2017	December 31, 2016
Content provider networks	$160,000	$89,583	$57,083	1
Trade names	52,000	51,000	45,000	1
Developed technology	530,000	187,167	134,167	3
Self-service content customers	210,000	169,166	134,167	5
Managed content customers	2,140,000	1,548,889	1,192,222	3
Domains	166,469	49,941	33,294	5
Total identifiable intangible assets	$3,258,469	$2,095,746	$1,595,933

Total identifiable intangible assets from the Ebyline and ZenContent purchase price allocation and other acquired assets net of accumulated amortization thereon consists of the following:

	June 30, 2017	December 31, 2016
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
Total Intangible Assets	3,258,469	3,258,469
Accumulated amortization	(2,095,746)	(1,595,933)
Intangible Assets, net	$1,162,723	$1,662,536

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $249,907 and $189,991 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $499,813 and $385,814 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2017 (six months remaining)	$494,815
2018	349,432
2019	207,349
2020	84,293
2021	26,834
Total	$1,162,723

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	June 30, 2017	December 31, 2016
Software development costs	$1,578,125	$1,492,665
Less accumulated depreciation and amortization	(496,330)	(388,706)
Software development costs, net	$1,081,795	$1,103,959

The Company determined that on April 15, 2013, its project to create IZEAx became technologically feasible and the development phase began. Throughout 2013 and the first quarter of 2014, the Company developed its new web-based advertising exchange platform, IZEAx. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to this platform each year. These new features will enable IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's software as a service ("SaaS") customers. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, the Company has capitalized $1,578,125 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of June 30, 2017. The Company estimated the useful life of its developed software to be 5 years, consistent with the amount of time its legacy platforms were in-service.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $53,812 and $44,549 for the three months ended June 30, 2017 and 2016, respectively.
Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $107,624 and $84,428 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2017 (six months remaining)	$149,448
2018	315,625
2019	230,293
2020	193,443
2021	134,432
2022	58,554
$1,081,795

NOTE 5.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of June 30, 2017 and December 31, 2016, the Company had no advances outstanding under this agreement. As of June 30, 2017, the Company had a net accounts receivable balance of $4,124,332. Assuming that all of the Company's accounts receivable balance was eligible for funding, it had available credit of $3,299,466 under the agreement as of June 30, 2017.

The annual fees are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $5,250 and $0 of the annual costs through interest expense during the three months ended June 30, 2017 and 2016, respectively. The Company amortized $10,500 and $5,796 of the annual costs through interest expense during the six months ended June 30, 2017 and 2016, respectively. The remaining value of the capitalized loan costs related to the Bridge Bank Credit Agreement as of June 30, 2017 is $17,500. This amount will be amortized to interest expense in the next ten months.

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

Stock Issued for Services
The Company issued its five independent directors a total of 15,765 shares of restricted common stock initially valued at $62,500 for their service as directors of the Company during the six months ended June 30, 2017. The stock vested monthly from January through June 2017. On February 12, 2017, the Company issued 7,109 shares valued at $30,000 as compensation for services a contractor provided.

The following table contains summarized information about nonvested restricted stock outstanding during the six months ended June 30, 2017:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	—	$—
Granted	22,784	4.06
Vested	(22,784)	3.66
Forfeited	—	—
Nonvested at June 30, 2017	—	$—

Total expense recognized for stock-based payments for services during the three months ended June 30, 2017 and 2016 was $22,830 and $41,220, respectively. Total expense recognized for stock-based payments for services during the six months ended June 30, 2017 and 2016 was $83,462 and $72,470, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service. The Company recognized a loss of $8,420 and $9,038 as a change in the fair value of derivatives during the three and six months ended June 30, 2017, based on the change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting. There is no remaining future compensation related to nonvested restricted awards as of June 30, 2017.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At the Company's 2017 Annual Meeting of Stockholders held on June 21, 2017, the stockholders approved the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan by 500,000 shares. The amended May 2011 Plan allows the Company to grant options to purchase up to 1,500,000 shares as an incentive for its employees and consultants.  As of June 30, 2017, the Company had 493,852 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of June 30, 2017, the Company had 625 shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2016 and the six months ended June 30, 2017, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2015	830,599	$8.65	6.5
Granted	179,998	6.16
Exercised	—	—
Forfeited	(50,733)	10.15
Outstanding at December 31, 2016	959,864	$8.11	6.4
Granted	55,003	3.64
Exercised	—	—
Forfeited	(37,074)	50.15
Outstanding at June 30, 2017	977,793	$6.26	6.2

Exercisable at June 30, 2017	635,371	$6.24	5.3

During the three and six months ended June 30, 2017 and 2016, no options were exercised. The fair value of the Company's common stock on June 30, 2017 was $1.91 per share. The intrinsic value on outstanding options as of June 30, 2017 was $0. The intrinsic value on exercisable options as of June 30, 2017 was $0.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2016 and the six months ended June 30, 2017, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2015	461,926	$3.84	2.8
Granted	179,998	2.88
Vested	(187,181)	4.00
Forfeited	(40,437)	3.76
Nonvested at December 31, 2016	414,306	$3.60	2.6
Granted	55,003	1.60
Vested	(109,024)	3.60
Forfeited	(17,863)	3.12
Nonvested at June 30, 2017	342,422	$3.04	2.5

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on option awards outstanding during the six months ended June 30, 2017 and 2016 was $326,846 and $405,326, respectively. Stock-based compensation expense was recorded as $30,494 to sales and marketing and $296,352 to general and administrative expense in the Company's consolidated statement of operations during the six months ended June 30, 2017. Stock-based compensation expense was recorded as $44,515 to sales and marketing and $360,811 to general and administrative expense in the Company's consolidated statement of operations during the three and six months ended June 30, 2016. Future compensation related to nonvested awards expected to vest of $859,382 is estimated to be recognized over the weighted-average vesting period of approximately two years, six months.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. Employees paid $16,232 to purchase 9,998 shares of common stock during the six months ended June 30, 2017. Employees paid $34,587 to purchase 5,340 shares of common stock during the six months ended June 30, 2016. As of June 30, 2017, the Company had 39,764 remaining shares of common stock available for future grants under the ESPP.

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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(1,446,598)	$(1,626,345)	$(4,165,818)	$(4,218,965)
Weighted average shares outstanding - basic and diluted	5,676,629	5,350,128	5,637,636	5,320,962
Basic and diluted loss per common share	$(0.25)	$(0.30)	$(0.74)	$(0.79)

The Company excluded the following weighted average items from the above computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock options	981,596	876,285	972,780	859,040
Warrants	533,959	557,849	545,625	546,251
Restricted stock units	—	—	—	—
Total excluded shares	1,515,555	1,434,134	1,518,405	1,405,291

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred after June 30, 2017 that require recognition or disclosure in the financial statements.

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

    Our primary technology platform, the IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content development, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation of multiple types of content including blog posts, status updates, videos, and photos to be provided and further distributed through a wide variety of social channels including blogs, Twitter, Facebook, Instagram and Tumblr, among others.

In addition to IZEAx, we operate the Ebyline technology platform we acquired in January 2015. The Ebyline platform is a self-service content marketplace which was originally designed to replace editorial newsrooms located within newspapers with a “virtual newsroom” to handle their content workflow.

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

Historically, we broke out our revenue into categories labeled Sponsored Revenue, Content Revenue and Service Fees. In January 2017, we revised the way we categorize our revenue streams to more closely align the revenue based on margin profiles and how we currently analyze our business. For the revised chart classification by quarterly historical periods in 2015 and 2016, see our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and the information set forth under Management's Discussion and Analysis entitled "Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016." Our prior period revenue and cost categories included herein have been reclassified to conform to the current period presentation.

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

The following table illustrates our approximate revenue, cost of sales and gross profit by revenue stream for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017		June 30, 2016		$ Change	% Change
Revenue & % of Total
Managed Services	$5,593,000	80%	$5,225,000	76%	$368,000	7.0%
Content Workflow	1,362,000	20%	1,595,000	23%	(233,000)	(14.6)%
Service Fees & Other Revenue	26,000	—%	94,000	1%	(68,000)	(72.3)%
Total Revenue	$6,981,000	100%	$6,914,000	100%	$67,000	1.0%

Cost of Sales & % of Total
Managed Services COS	$2,175,000	63%	$1,939,000	57%	$236,000	12.2%
Content Workflow COS	1,268,000	37%	1,480,000	43%	(212,000)	(14.3)%
Service Fees & Other COS	—	—%	—	—%	—	100.0%
Total Cost of Sales	$3,443,000	100%	$3,419,000	100%	$24,000	0.7%

Gross Profit & Profit %
Managed Services	$3,418,000	61%	$3,286,000	63%	$132,000	4.0%
Content Workflow	94,000	7%	115,000	7%	(21,000)	(18.3)%
Service Fees & Other Revenue	26,000	100%	94,000	100%	(68,000)	(72.3)%
Total Gross Profit	$3,538,000	51%	$3,495,000	51%	$43,000	1.2%

Revenues for the three months ended June 30, 2017 increased by $66,532, or 1.0%, compared to the same period in 2016.  Managed Services increased primarily due to concentrated sales efforts toward larger IZEA managed campaigns that have components of both custom content and influencer marketing resulting in higher revenue per salesperson, and repeat business from existing customers. Content Workflow generated from newspaper and traditional publishers through the Ebyline platform on a self-service basis declined compared to the same period in 2016 due to the ongoing consolidation and cutbacks in the newspaper industry. Although revenue from Content Workflow decreased by $233,000, or (15%), in the three months ended June 30, 2017, our gross margin only declined by $21,000, because the margins are fixed with these customers at only 7% to 9%. We expect to see continued declines in Content Workflow revenue up to 35% compared to prior year levels due to the overall decline in this industry. Service Fee Revenue decreased in the three months ended June 30, 2017 due to lower licensing fees generated from partners using our platforms.

Our net bookings of $6.6 million for the three months ended June 30, 2017 were 3% lower than the net bookings of $6.8 million for the three months ended June 30, 2016, due to a 2017 reduction on a 2016 booking by one customer of $1 million after they underwent budget cuts on previously committed funds. Net bookings is a measure of sales orders received minus any cancellations or changes in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. Net bookings can be affected by, among other things, cancellations or changes to orders that occur in future periods. Reductions in net bookings or changes in the expected timing of delivery for services due to delays and customer preferences or other considerations may result in fluctuations in expected future revenue.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide custom content or advertising services through the promotion or amplification of sponsored content in a blog post, tweet, click or action.

Cost of sales for the three months ended June 30, 2017 increased by $23,794, or 1%, compared to the same period in 2016.  Cost of sales increased proportionally with the increase in our sales.

Gross profit for the three months ended June 30, 2017 increased by $42,738, or 1%, compared to the same period in 2016.  Our gross profit percentage was nearly the same in the three months ended June 30, 2017 compared to the same period in 2016. We are now consistently selling all of our managed custom content services at similar margins to our historical Managed Sponsored Revenue margins. Content Workflow gross margin was consistent at 7% for the three months ended June 30, 2017 and 2016.

The total gross profit increase was primarily attributable to the increase in revenue and contribution margin from our higher margin, Managed Services offset by reduced revenue from our lower margin, Content Workflow. Managed Services contributed approximately 97% to the gross profit during the three months ended June 30, 2017 compared to 94% during the three months ended June 30, 2016. The mix of sales between our higher margin, Managed Services and lower margin, Content Workflow has a significant effect on our overall gross profit percentage.

The following table sets forth a summary of our statements of operations and the change between the periods:

	(Unaudited)
	Three Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Revenue	$6,980,221	$6,913,689	$66,532	1.0%
Cost of sales	3,442,181	3,418,387	23,794	0.7%
Gross profit	3,538,040	3,495,302	42,738	1.2%
Operating expenses:
General and administrative	2,524,630	2,524,746	(116)	—%
Sales and marketing	2,426,363	2,612,714	(186,351)	(7.1)%
Total operating expenses	4,950,993	5,137,460	(186,467)	(3.6)%
Loss from operations	(1,412,953)	(1,642,158)	229,205	14.0%
Other income (expense):
Interest expense	(13,272)	(11,411)	(1,861)	16.3%
Loss on exchange of warrants	—	—	—	100.0%
Change in fair value of derivatives, net	(8,420)	26,421	(34,841)	(131.9)%
Other income (expense), net	(11,953)	803	(12,756)	(1,588.5)%
Total other income (expense), net	(33,645)	15,813	(49,458)	312.8%
Net loss	$(1,446,598)	$(1,626,345)	$179,747	11.1%

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the three months ended June 30, 2017 decreased by $186,467, or (4)%, compared to the same period in 2016. The decrease was primarily attributable to decreases in our sales and marketing expenses.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, acquisition costs, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the three months ended June 30, 2017 decreased by $116 compared to the same period in 2016. Although we saw a $34,000 increase in personnel costs and increase in the variable costs related to personnel such as software and subscription costs, communication, travel and supply costs due to a 9% increase in the average number of our administrative and engineering personnel from the prior year period, this was offset by a decrease in our stock option expense by approximately $25,000 due to completed vesting on prior option issuances and less option expense on newer option issuances to general and administrative personnel. The increase in general and administrative expenses was further offset by a $59,000 decrease in contractor and professional fees during the three months ended June 30, 2017. Our depreciation and amortization expense increased by $59,000 as a result of additional amortization on the increase in our intangible assets from software costs and the intangibles acquired in the ZenContent acquisition discussed below.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments are also subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense during the three months ended June 30, 2017 was $61,459. We also estimate the fair value of the $2,500,000 of the future contingent performance payments for the ZenContent purchase each quarter using a Monte-Carlo simulation to simulate revenue based on actual results and future projections. Based on this calculation, we determined that the current fair value of the contingent performance payments was $342,861 as of June 30, 2017 compared to $366,334 as of March 31, 2017. As a result of the change in the value, we recorded a $23,473 reduction in general and administrative expense during the three months ended June 30, 2017. Of this amount, $6,473 was allocated to reduce compensation expense and $17,000 was allocated as a reduction in the fair value of the contingent performance payments. To the extent that our future estimates in the value of contingent performance payments changes, this will continue to affect our general and administrative expense.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs, and trade show expenses. Sales and marketing expenses for the three months ended June 30, 2017 decreased by $186,351, or (7)%, compared to the same period in 2016.  The decrease was primarily attributable to a $190,000 decrease in public relations, tradeshows and marketing event attendance in 2017 as a result of our cost reduction efforts for near term profitability.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. Additionally, we issue restricted stock that vests over future periods. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded an expense of $8,420 and income of $26,421 resulting from the increase or decrease in the fair value of certain warrants and stock during the three months ended June 30, 2017 and 2016, respectively. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

The $12,756 change in other income (expense) is primarily the result of currency exchange losses related to our Canadian transactions during the three months ended June 30, 2017.

Net Loss

Net loss for the three months ended June 30, 2017 was $1,446,598, which decreased from a net loss of $1,626,345 for the same period in 2016.  The reduction in net loss was primarily the result of the decrease in our operating expenses as discussed above.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

The following table illustrates our approximate revenue, cost of sales and gross profit by revenue stream for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017		June 30, 2016		$ Change	% Change
Revenue & % of Total
Managed Services	$10,277,000	78%	$8,904,000	72%	$1,373,000	15.4%
Content Workflow	2,832,000	21%	3,299,000	27%	(467,000)	(14.2)%
Service Fees & Other Revenue	74,000	1%	177,000	1%	(103,000)	(58.2)%
Total Revenue	$13,183,000	100%	$12,380,000	100%	$803,000	6.5%

Cost of Sales & % of Total
Managed Services COS	$4,002,000	60%	$3,457,000	53%	$545,000	15.8%
Content Workflow COS	2,636,000	40%	3,063,000	47%	(427,000)	(13.9)%
Service Fees & Other COS	—	—%	—	—%	—	100.0%
Total Cost of Sales	$6,638,000	100%	$6,520,000	100%	$118,000	1.8%

Gross Profit & Profit %
Managed Services	$6,275,000	61%	$5,447,000	61%	$828,000	15.2%
Content Workflow	196,000	7%	236,000	7%	(40,000)	(16.9)%
Service Fees & Other Revenue	74,000	100%	177,000	100%	(103,000)	(58.2)%
Total Gross Profit	$6,545,000	50%	$5,860,000	47%	$685,000	11.7%

Revenues for the six months ended June 30, 2017 increased by $803,088, or 6%, compared to the same period in 2016. Managed Services increased $1,373,000, Content Workflow decreased $467,000 and Service Fee Revenue decreased $103,000 during the six months ended June 30, 2017 compared to the same period in 2016. Managed Services increased primarily due to concentrated sales efforts toward larger IZEA managed campaigns that have components of both custom content and influencer marketing resulting in higher revenue per salesperson, and repeat business from existing customers. Content Workflow generated from newspaper and traditional publishers through the Ebyline platform on a self-service basis declined compared to the same period in 2016 due to the ongoing consolidation and cutbacks in the newspaper industry. Although revenue from Content Workflow decreased by $467,000, or (14%), in the six months ended June 30, 2017, our gross margin only declined by $40,000, because the margins are fixed with these customers at only 7% to 9%. We expect to see continued declines in Content Workflow revenue up to 35% compared to prior year levels due to the overall decline in this industry. Service Fee Revenue decreased in the six months ended June 30, 2017 due to lower licensing fees generated from partners using our platforms.

We estimate that revenues from our Managed Services will continue to increase over 15% compared to the prior year, but this increase will be offset by the declines in the self-service Content Workflow noted above. We estimate that total revenue will be between $29-$30 million, with gross margins ranging between 48% to 49% for 2017.

Our net bookings of $14.4 million for the six months ended June 30, 2017 were higher than the net bookings of $14.3 million for the six months ended June 30, 2016. This minimal increase is due to a 2017 reduction on a 2016 booking by one customer of $1 million after they underwent budget cuts on previously committed funds. Nearly all of these bookings to date are expected to translate into revenue during 2017.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide custom content or advertising services through the promotion or amplification of sponsored content in a blog post, tweet, click or action.

Cost of sales for the six months ended June 30, 2017 increased by $117,951, or 2%, compared to the same period in 2016.  Cost of sales increased primarily due to the increase in our sales.

Gross profit for the six months ended June 30, 2017 increased by $685,137, or 12%, compared to the same period in 2016.  Our gross profit as a percentage of revenue increased from 47% for the six months ended June 30, 2016 to 50% for the same period in 2017. The gross margin on our Managed Services for influencer marketing or custom content services was 61%, while the gross margin on Content Workflow was 7% for the six months ended June 30, 2017. Prior to being acquired by IZEA in 2015, Ebyline generated revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a fixed 7% to 9% profit. We do not actively sell or market Content Workflow to new customers due to the low margins and challenges facing the newspaper industry. After the acquisition, this revenue stream still contributes a significant portion of our revenue, but we utilize the content creators to promote the sale of custom content to our marketers on a managed basis. These services are sold at comparable margins to our influencer marketing services.

The total gross profit increase was primarily attributable to the increase in revenue and contribution margin from our higher margin, Managed Services versus reduced revenue from our lower margin, Content Workflow. Managed Services contributed approximately 96% to the gross profit during the six months ended June 30, 2017 compared to 93% during the six months ended June 30, 2016. The mix of sales between our higher margin, Managed Services and lower margin, Content Workflow has a significant effect on our overall gross profit percentage.

The following table sets forth a summary of our statements of operations and the change between the periods:

	(Unaudited)
	Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Revenue	$13,182,727	$12,379,639	$803,088	6.5%
Cost of sales	6,637,707	6,519,756	117,951	1.8%
Gross profit	6,545,020	5,859,883	685,137	11.7%
Operating expenses:
General and administrative	5,334,154	5,104,747	229,407	4.5%
Sales and marketing	5,324,718	4,972,377	352,341	7.1%
Total operating expenses	10,658,872	10,077,124	581,748	5.8%
Loss from operations	(4,113,852)	(4,217,241)	103,389	2.5%
Other income (expense):
Interest expense	(30,348)	(32,750)	2,402	(7.3)%
Loss on exchange of warrants	—	—	—	100.0%
Change in fair value of derivatives, net	(9,038)	29,273	(38,311)	(130.9)%
Other income (expense), net	(12,580)	1,753	(14,333)	(817.6)%
Total other income (expense), net	(51,966)	(1,724)	(50,242)	(2,914.3)%
Net loss	$(4,165,818)	$(4,218,965)	$53,147	1.3%

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the six months ended June 30, 2017 increased by $581,748, or 6%, compared to the same period in 2016. The increase was primarily attributable to increased personnel costs and additional marketing costs related to our IZEAFest Conference held in February 2017.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, acquisition costs, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the six months ended June 30, 2017 increased by $229,407, or 4%, compared to the same period in 2016. The increase was primarily attributable to a $154,000 increase in personnel costs and in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These costs increased as a result of an increase in the average number of our administrative and engineering personnel by 12% since the prior year period along with increased average salaries those personnel. Stock option expense decreased by approximately $64,000 due to completed vesting on prior option issuances and less option expense on newer option issuances to general and administrative personnel. Our depreciation and amortization expense increased by $125,000 as a result of additional amortization on the increase in our intangible assets from software costs and the intangibles acquired in the ZenContent acquisition.

General and administrative expense is affected by the changes in our ZenContent acquisition liability valuation that are allocated to compensation expense each period. On July 31, 2016, we reduced our acquisition cost liability for guaranteed purchase price payments by $300,000 to be accrued as compensation expense over the three-year payment term. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense during the six months ended June 30, 2017 was $122,917. We also determined that the current fair value of the $2,500,000 contingent performance payments for the ZenContent was $342,861 as of June 30, 2017 compared to $324,000 as of December 31, 2016. As a result of the change in the value, we recorded an $18,861 expense during the six months ended June 30, 2017. Of this amount, $74,861 was allocated to compensation expense and a gain of $56,000 was allocated as a reduction in the fair value of the contingent performance payments. To the extent that our future estimates in the value of contingent performance payments changes, this will continue to affect our general and administrative expense.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs, and trade show expenses. Sales and marketing expenses for the six months ended June 30, 2017 increased by $352,341, or 7%, compared to the same period in 2016.  The increase was primarily attributable to a $264,000 increase in personnel costs and related variable costs related to those personnel such as software and subscription costs, communication, travel and supply costs. These increases in the personnel costs are the result of higher level sales and support personnel with higher base salaries along with increases in bonuses and commissions paid on the increase in sales. Additionally, there was a $118,000 increase in public relations and marketing costs as a result of our IZEAFest Conference held in February 2017. These larger marketing spends were not in the first half of 2016, as the IZEAFest conference is held every 16-20 months, and the last IZEAFest conference was held in the fourth quarter of 2015.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense during the six months ended June 30, 2017 decreased by $2,402 to $30,348 compared to the same period in 2016 primarily due to the lower imputed interest on the remaining balance of acquisition costs payable.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. Additionally, we issue restricted stock that vests over future periods. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded expense of $9,038 and income of $29,273 resulting from the increase or decrease in the fair value of certain warrants and stock during the six months ended June 30, 2017 and 2016, respectively.

The $14,333 change in other income (expense) is primarily the result of currency exchange losses related to our Canadian transactions during the six months ended June 30, 2017.

Net Loss

Net loss for the six months ended June 30, 2017 was $4,165,818, which decreased from a net loss of $4,218,965 for the same period in 2016.  The decrease in net loss was primarily the result of the increased revenue and profit margins on our Managed Services offset by the increase in personnel and marketing expenses as discussed above.

Non-GAAP Financial Measures

Below are financial measures of cash based operating expenses (“Cash Opex”) and Adjusted EBITDA. These are “non-GAAP financial measures” as defined under the rules of the Securities and Exchange Commission (the “SEC”).

We define Cash Opex as total operating expenses exclusive of unusual or non-cash expenses such as depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment and changes in acquisition cost estimates, and gains or losses on settlement of liabilities, if applicable.

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

The following table sets forth a reconciliation from the GAAP measurement of Operating Expenses to our non-GAAP financial measure of Cash Opex and Cash Opex as a percentage of revenue for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total operating expenses	$4,950,993	$5,137,460	$10,658,872	$10,077,124
Less:
Non-cash stock-based compensation	167,870	200,354	326,846	405,326
Non-cash stock issued for payment of services	22,830	41,220	83,462	72,470
(Gain) loss on disposal of equipment	(1,734)	—	(3,687)	—
(Gain) loss on settlement of acquisition costs payable	—	—	(10,491)	—
Increase (decrease) in value of acquisition costs payable	37,986	—	141,778	—
Depreciation and amortization	358,260	299,177	720,866	595,474
Total excluded expenses	585,212	540,751	1,258,774	1,073,270

Cash Opex	$4,365,781	$4,596,709	$9,400,098	$9,003,854

Revenue	$6,980,221	$6,913,689	$13,182,727	$12,379,639
Cash Opex / Revenue	63%	66%	71%	73%

The following table sets forth a reconciliation from the GAAP measurement of Net Loss to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,446,598)	$(1,626,345)	$(4,165,818)	$(4,218,965)
Non-cash stock-based compensation	167,870	200,354	326,846	405,326
Non-cash stock issued for payment of services	22,830	41,220	83,462	72,470
(Gain) loss on disposal of equipment	(1,734)	—	(3,687)	—
(Gain) loss on settlement of acquisition costs payable	—	—	(10,491)	—
Increase (decrease) in value of acquisition costs payable	37,986	—	141,778	—
Depreciation and amortization	358,260	299,177	720,866	595,474
Interest expense	13,272	11,411	30,348	32,750
Change in fair value of derivatives	8,420	(26,421)	9,038	(29,273)
Adjusted EBITDA	$(839,694)	$(1,100,604)	$(2,867,658)	$(3,142,218)

Although we estimate that operating expenses will increase for the year ending December 31, 2017 as a result of our continued expansion and investment in future growth, we expect that our Cash Opex as a percentage of revenue will decline in future quarters. We estimate that Adjusted EBITDA for the year ending December 31, 2017 will be approximately negative $4.0 million to $4.5 million as a result of our continued investment in sales and engineering staff necessary to increase our revenue and support our customers.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,563,540 as of June 30, 2017 as compared to $5,949,004 as of December 31, 2016, a decrease of $2,385,464 primarily due to the funding of our operating losses.  We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $45,975,539 as of June 30, 2017.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $2,308,970 during the six months ended June 30, 2017 and is the result of expenses exceeding the amount of gross margin provided from our revenues. Cash used for investing activities was $89,100 during the six months ended June 30, 2017 due to the payment of $94,000 related to the development of our proprietary software and purchases of computer and office equipment for our expanded staff. These payments were offset by a net decrease of $5,000 in leasehold deposits on our California and Canadian space. Cash provided by financing activities was $12,606 during the six months ended June 30, 2017 as a result of employee stock purchases of $16,232 offset by stock issuance costs of $3,626.

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

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent. Upon closing we paid a cash payment of $400,000 and issued 86,207 shares of our common stock valued at $600,000. The agreement also requires (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock (determined at our option). If we decide to issue stock rather than make cash payments, this may result in the issuance of substantial amount of shares because the number of shares will be determined using the 30 trading-day volume-weighted average closing price of our common stock prior to the payment. On July 31, 2017, we paid $266,898 all in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments.

We have a secured credit facility agreement with Western Alliance Bank. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. As of June 30, 2017, we had no advances outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had available credit of $3,299,466 under the agreement as of June 30, 2017.

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

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $220,000 for doubtful accounts as of June 30, 2017. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and six months ended June 30, 2017 and 2016.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We continue to add new features and additional functionality to this platform each year. These new features will enable IZEAx to facilitate the contracting, workflow, and delivery of direct custom content as well as provide for invoicing, collaborating, and direct payments for our SaaS customers. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $1,578,125 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of June 30, 2017. We estimate the useful life of our software to be 5 years, consistent with the amount of time our legacy platforms were in-service, and we are amortizing the software development costs over this period.

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
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the six months ended June 30, 2017 and 2016:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2016	179,998	$6.16	6.0 years	47.95%	1.58%	$2.88
June 30, 2017	55,003	$3.64	6.0 years	43.78%	2.03%	$1.60

There were outstanding options to purchase 977,793 shares with a weighted average exercise price of $6.26 per share, of which options to purchase 635,371 shares were exercisable with a weighted average exercise price of $6.24 per share as of June 30, 2017.   The intrinsic value on outstanding options as of June 30, 2017 was $0. The intrinsic value on exercisable options as of June 30, 2017 was $0.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company's management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $45,975,539 as of June 30, 2017.  For the six months ended June 30, 2017, we had a net loss of $4,165,818, including a $4,113,852 loss from operations and we expect to incur a net loss for the fiscal year 2017.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to maintain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct custom content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We had no customers that accounted for more than 10% of our revenue and one customer that accounted for 11% of our revenue during the six months ended June 30, 2017 and 2016, respectively. The loss of customers or a significant reduction in revenue from our major customers could have a material adverse effect on our results of operation. Moreover, if customers do not find our marketing and promotional services effective, they are not satisfied with content they receive, or they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

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

changes to the assumptions used to forecast or calculate such guidance, the risk that our business does not perform as expected, changes in the markets for our products and services and risks related to competitive factors. Such risks are summarized in the other risks factors included this Risk Factors section and under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Relating to our Common Stock

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of August 2, 2017, we had 5,706,152 shares of common stock issued, outstanding stock options to purchase 977,270 shares of our common stock at an average exercise price of $6.23 per share, and outstanding warrants to purchase 522,421 shares of our common stock at an average exercise price of $8.63 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 477,040 shares of common stock under our May 2011 Equity Incentive Plan and 39,764 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to the earn-out provisions of the stock purchase agreements in connection with our Ebyline and ZenContent acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, and the issuance of new shares pursuant to acquisition earn-out provisions, will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

10.1	(a)	Amended and Restated 2011 Equity Incentive Plan as of May 8, 2017 (Incorporated by reference to Form 8-K, filed with the SEC on June 22, 2017).
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following materials from IZEA, Inc.'s Annual Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements.

*	Filed or furnished herewith.

(a)	Denotes management contract or compensatory plan or arrangement.

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

IZEA, Inc. a Nevada corporation

August 10, 2017	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 10, 2017	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)