Form 10-Q
period 2017-09-30
IZEA, Inc.
filed 2017-11-07
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

 As of November 3, 2017, there were 5,726,336 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
IZEA, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
Assets
Current:
Cash and cash equivalents	$3,447,998	$5,949,004
Accounts receivable, net	5,253,423	3,745,695
Prepaid expenses	414,619	322,377
Other current assets	27,606	11,940
Total current assets	9,143,646	10,029,016

Property and equipment, net	310,277	460,650
Goodwill	3,604,720	3,604,720
Intangible assets, net	914,816	1,662,536
Software development costs, net	1,004,905	1,103,959
Security deposits	157,427	161,736
Total assets	$15,135,791	$17,022,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,680,422	$1,438,389
Accrued expenses	1,888,985	1,242,889
Unearned revenue	3,750,617	3,315,563
Line of credit	810,376	—
Current portion of deferred rent	41,886	34,290
Current portion of acquisition costs payable	619,834	1,252,885
Total current liabilities	8,792,120	7,284,016

Deferred rent, less current portion	29,187	62,547
Acquisition costs payable, less current portion	477,718	688,191
Warrant liability	—	—
Total liabilities	9,299,025	8,034,754

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,709,626 and 5,456,118, respectively, issued and outstanding	571	545
Additional paid-in capital	52,370,539	50,797,039
Accumulated deficit	(46,534,344)	(41,809,721)
Total stockholders’ equity	5,836,766	8,987,863

Total liabilities and stockholders’ equity	$15,135,791	$17,022,617

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$8,154,674	$7,496,972	$21,337,401	$19,876,611
Cost of sales	3,758,621	3,927,279	10,396,328	10,447,035
Gross profit	4,396,053	3,569,693	10,941,073	9,429,576

Operating expenses:
General and administrative	2,687,266	2,454,555	8,021,420	7,559,302
Sales and marketing	2,342,002	2,584,287	7,666,720	7,556,664
Total operating expenses	5,029,268	5,038,842	15,688,140	15,115,966

Loss from operations	(633,215)	(1,469,149)	(4,747,067)	(5,686,390)

Other income (expense):
Interest expense	(15,058)	(25,511)	(45,406)	(58,261)
Change in fair value of derivatives, net	45,160	(14,705)	36,122	14,568
Other income (expense), net	44,308	(2,238)	31,728	(485)
Total other income (expense), net	74,410	(42,454)	22,444	(44,178)

Net loss	$(558,805)	$(1,511,603)	$(4,724,623)	$(5,730,568)

Weighted average common shares outstanding – basic and diluted	5,702,297	5,420,020	5,659,423	5,357,119
Basic and diluted loss per common share	$(0.10)	$(0.28)	$(0.83)	$(1.07)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	5,456,118	$545	$50,797,039	$(41,809,721)	$8,987,863
Stock issued for payment of acquisition liability	200,542	20	928,021	—	928,041
Stock purchase plan issuances	9,998	1	16,231	—	16,232
Stock issued for payment of services	42,968	5	130,519	—	130,524
Stock issuance costs	—	—	(10,913)	—	(10,913)
Stock-based compensation	—	—	509,642	—	509,642
Net loss	—	—	—	(4,724,623)	(4,724,623)
Balance, September 30, 2017	5,709,626	$571	$52,370,539	$(46,534,344)	$5,836,766

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,724,623)	$(5,730,568)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	163,597	190,338
Amortization of software development costs and other intangible assets	932,234	744,725
Gain on disposal of equipment	(5,462)	(484)
Provision for losses on accounts receivable	44,827	155,000
Stock-based compensation	509,642	576,144
Fair value of stock and warrants issued or to be issued for payment of services	143,536	107,440
Increase (decrease) in fair value of contingent acquisition costs payable	62,000	—
Gain on settlement of acquisition costs payable	(10,491)	—
Change in fair value of derivatives, net	(36,122)	(14,568)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(1,552,555)	(472,612)
Prepaid expenses and other current assets	(84,798)	(51,792)
Accounts payable	242,033	263,706
Accrued expenses	679,104	(142,156)
Unearned revenue	435,054	161,967
Deferred rent	(25,764)	(2,948)
Net cash used for operating activities	(3,227,788)	(4,215,808)

Cash flows from investing activities:
Purchase of equipment	(7,762)	(121,651)
Increase in software development costs	(85,460)	(304,790)
Acquisition, net of cash acquired	—	(329,468)
Security deposits	4,309	(42,637)
Net cash used for investing activities	(88,913)	(798,546)

Cash flows from financing activities:
Proceeds from line of credit	810,376	—
Proceeds from stock purchase plan issuances	16,232	34,587
Stock issuance costs	(10,913)	(22,493)
Payments on capital lease obligations	—	(7,291)
Net cash from financing activities	815,695	4,803

Net decrease in cash and cash equivalents	(2,501,006)	(5,009,551)
Cash and cash equivalents, beginning of year	5,949,004	11,608,452

Cash and cash equivalents, end of period	$3,447,998	$6,598,901

Supplemental cash flow information:
Cash paid during the period for interest	$29,700	$21,230

Non-cash financing and investing activities:
Acquisition costs paid through issuance of common stock	$938,532	$1,448,832
Fair value of common stock issued for future services	$23,110	$31,962

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2017, the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, the consolidated statement of stockholders' equity for the nine months ended September 30, 2017 and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2017.

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

In addition to IZEAx, the Company operates the Ebyline technology platform, which it acquired in January 2015. The Ebyline platform is a self-service content marketplace which was originally designed to replace editorial newsrooms located within newspapers with a “virtual newsroom” to handle their content workflow.

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $220,000 and $237,000 for doubtful accounts as of September 30, 2017 and December 31, 2016, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2017 and 2016.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had one customer that accounted for 14% of total accounts receivable at September 30, 2017 and no customers that accounted for more than 10% of accounts receivable at December 31, 2016. The Company had one customer that accounted for 11% of its revenue during the three months ended September 30, 2017 and no customers that accounted for more than 10% of its revenue during the three months ended September 30, 2016. The Company had no customers that accounted for more than 10% of its revenue during the nine months ended September 30, 2017 and one customer that accounted for 11% of its revenue during the nine months ended September 30, 2016.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Software Costs	3 - 5 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying unaudited consolidated statements of operations was $50,168 and $65,106 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense on property and equipment recorded in general and administrative expense in the accompanying unaudited consolidated statements of operations was $163,597 and $190,338 for the nine months ended September 30, 2017 and 2016, respectively. Property and equipment is recorded net of accumulated depreciation and amortization amounts of $763,632 and $616,056 as of September 30, 2017 and December 31, 2016, respectively.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015 and its acquisition of ZenContent on July 31, 2016. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. See Note 3 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three and nine months ended September 30, 2017 and 2016, there were no impairment charges associated with the Company's long-lived assets.

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

The Company performs its annual impairment tests of goodwill during the fourth quarter of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that prior to and after the acquisition of Ebyline and ZenContent, it had, and continues to have, one reporting unit.

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

For Managed Services, the Company enters into an agreement to provide services that may require multiple deliverables in the form of: (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (b) content promotion, such as click-through advertisements appearing in websites and social media channels; and (c) original content items, such as a research or news article, informational material or videos that a publisher or other marketer can use. The Company may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each item is considered delivered once the custom content has been delivered to the customer or once the content is distributed live through a public or social network. Revenue is accounted for separately on each of the deliverables depending on the type of service provided. The Company recognizes revenue related to influencer marketing services after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees from advertising campaigns managed by the Company are recognized ratably over the term of the campaign which may range from a few days to one year. Revenue related to custom content provided to a marketer is recognized when the content is delivered to and accepted by the customer. Payment terms are typically 30 days from the invoice date. If the Company is unable to provide a portion of the services, it may agree with the customer to provide a different type of service or to provide a credit for the value of those services, which may be applied to the existing order or used for future services. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services.

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

All of the Company's revenues are generated through the rendering of services. The Company recognizes revenue under the general guidelines of Staff Accounting Bulletin Topic 13 A.1, which states that revenue will be recognized when it is realized or realizable and earned. The Company considers its revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the marketer or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectability is reasonably assured. The Company records revenue on the gross amount earned since it generally is the primary obligor in the arrangement, takes on credit risk, establishes the pricing and determines the service specifications.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended September 30, 2017 and 2016 were approximately $79,000 and $74,000, respectively. Advertising costs charged to operations for the nine months ended September 30, 2017 and 2016 were approximately $248,000 and $291,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying unaudited consolidated statements of operations.

Deferred Rent
The Company’s operating leases for its office facilities contain rent abatements and predetermined fixed increases of the base rental rate during the lease terms. The Company accounts for rental expense on a straight-line basis over the lease terms. The Company records the difference between the straight-line expense and the actual amounts paid under the lease as deferred rent in the accompanying unaudited consolidated balance sheets.

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

Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying factors (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under

ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability. The Company had 5,502 warrant shares issued in its September 2012 public offering that required classification as a liability due to certain registration rights and listing requirements in the agreements. These warrants expired in September 2017 with no value. The fair value and outstanding derivative warrant liability related to these warrant shares as of December 31, 2016 was $0. During the three and nine months ended September 30, 2016, the Company recorded a gain of $1,231 and $4,960, respectively, due to the change in the fair value of its warrant liability.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) as of September 30, 2017 and December 31, 2016, and a warrant liability as of December 31, 2016. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, unearned revenue, and accrued expenses. Unless otherwise disclosed, the fair value of the Company’s notes payable obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and 2011 B Equity Incentive Plan (together, the "2011 Equity Incentive Plans") (see Note 6) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the grant. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	43.08%	45.02%	43.49%	50.01%
Weighted average risk free interest rate	1.91%	1.23%	1.98%	1.42%
Expected dividends	—	—	—	—

Effective January 1, 2017, the Company considered its accounting for stock options pursuant to Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to reduce the cost and complexity of accounting for employee share-based payments primarily surrounding the accounting for income taxes upon vesting or exercise of share-based payments and accounting for forfeitures, as well as related financial statement classifications. Although the new standard allows for the non-use of forfeiture estimates, the Company elected to continue the use of estimated forfeitures when accounting for stock-based compensation, because it has an established history of forfeitures for non-vested options. There was no effect on the Company's financial statements as a result of the adoption of this standard.

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 6.79% and 7.87% during the three months ended September 30, 2017 and 2016, respectively. Average expected forfeiture rates were 9.01% and 10.74% during the nine months ended September 30, 2017 and 2016, respectively.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2016-08 are intended to improve the understanding of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date for ASU 2016-08 is the same as for ASU 2014-09 stated above.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the understanding of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09 stated above.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). ASU 2016-12 does not change the core principles of ASU 2014-09 but is intended to improve the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date for ASU 2016-10 is the same as for ASU 2014-09 stated above.

These new revenue recognition standards will be effective for the Company on January 1, 2018. The Company is continuing to work towards establishing policies, updating its processes and implementing necessary changes to be able to comply with the new requirements. The Company is reviewing each of the five steps in the new revenue recognition model, which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) performance obligations are satisfied. The Company is currently focusing its assessment on revenue related to Managed Services or Content Workflow, which accounts for over 99% of the Company's revenue. The Company anticipates completing its assessment by December 31, 2017 and expects that any required change in accounting will be reflected retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). While the Company is continuing to assess all potential impacts of the standard, it currently believes the most significant impact relates to additional disclosures related to qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific cash flow issues and provides guidance for classification. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 2.     BUSINESS ACQUISITIONS

EBYLINE, INC.
On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline (the “Ebyline Stock Purchase Agreement”) for a maximum purchase price of $8,850,000. The Ebyline Stock Purchase Agreement was made up of a combination of guaranteed payments and contingent performance payments to be paid if Ebyline met certain revenue targets in the three years following the closing. None of these targets were met in the first two years following the closing and it is not expected that they will be met in the third year. Therefore, the total consideration to be paid for the Ebyline acquisition is expected to be $3,327,064.
Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	12/31/2016	9/30/2017
Cash paid at closing (a)	$1,200,000	$1,200,000	$—	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	934,728	—
Contingent performance payments (b)	2,210,000	1,834,300	—	—
Acquisition costs payable by Ebyline shareholders (c)	—	—	—	—
Total estimated consideration	$5,537,064	$5,016,939	$934,728	$—

Current portion of acquisition costs payable			$934,728	$—
Long term portion of acquisition costs payable			—	—
Total acquisition costs payable			$934,728	$—

(a)
The Ebyline Stock Purchase Agreement required a $1,200,000 cash payment at closing, a $250,000 stock payment on July 30, 2015 and a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the additional amount owed became $1,877,064 payable in two equal installments of $938,532 on January 30, 2016 and January 30, 2017. This guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2%. Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $0 and $11,412 for the three months ended September 30, 2017 and 2016, respectively. Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $3,804 and $38,137 for the nine months ended September 30, 2017 and 2016, respectively. Per the Ebyline Stock Purchase Agreement, the Company issued 31,821 shares of its common stock to satisfy the $250,000 guaranteed purchase price payment obligation on July 30, 2015. On January 29, 2016, the Company issued 114,398 shares of its common stock to satisfy the $848,832 annual guaranteed payment of $938,532 less $89,700 in closing related expenses (see item (c) below). On January 30, 2017, the Company issued 200,542 shares of common stock to satisfy the final annual guaranteed payment of $938,532. The Company recorded a $10,491 gain on the settlement of the acquisition costs payable in the accompanying consolidated statements of operations as a result of the difference between the market price of the stock on the settlement date and the 30-day average price of the stock required by the Ebyline Stock Purchase Agreement.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

ZENCONTENT, INC.
On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent (the “ZenContent Stock Purchase Agreement”) for a maximum purchase price to be paid over the next three years of $4,500,000.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2016	9/30/2017
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	682,348	589,108
Contingent performance payments (c)	2,500,000	230,000	324,000	508,444
Total estimated consideration	$4,433,565	$1,796,547	$1,006,348	$1,097,552

Current portion of acquisition costs payable			$318,157	$619,833
Long-term portion of acquisition costs payable			688,191	477,719
Total acquisition costs payable			$1,006,348	$1,097,552

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate future consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment ("guaranteed purchase price"), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments are also subject to a downward adjustment up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or if she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $28,125 and $151,042 for the three and nine months ended September 30, 2017, respectively. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $40,972 for the three and nine months ended September 30, 2016. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5% on July 31, 2016). Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $6,572 and $22,616 for the three and nine months ended September 30, 2017. Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $5,348 for the three and nine months ended September 30, 2016.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

(c)
The contingent performance payments are subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent is required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of IZEA common stock at then average stock prices (determined at IZEA’s option). Additionally, these payments are subject to downward adjustment of up to 30% if Brianna DeMike is terminated by IZEA for cause or she terminates her employment without good reason. We initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments is required to be revalued each quarter and is calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 17%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's fair value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% (6.25%). The Company revalued its estimate of the contingent performance payment as of September 30, 2017 based on actual results and projections and the rates noted above and determined that current fair value of the contingent performance payments was $508,444 compared to $324,000 as of December 31, 2016. The change in the estimated fair value of contingent performance payable resulted in a $184,444 increase to general and administrative expense in the Company's consolidated statement of operations during the nine months ended September 30, 2017. Of this amount, $122,444 was allocated to compensation expense and a gain of $62,000 was allocated as a change in the fair value of the contingent performance payments. The change the estimated fair value of contingent performance payable from $342,861 as of June 30, 2017 to $508,444 as of September 30, 2017 resulted in a $165,583 decrease to general and administrative expense in the Company's consolidated statement of operations during the three months ended September 30, 2017. Of this amount, a gain of $47,583 was allocated as a decrease in compensation expense and a gain of $118,000 was allocated as a change in the fair value of the contingent performance payments.

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

The ZenContent operations are included in the consolidated financial statements beginning on the date of acquisition of July 31, 2016. The ZenContent operations contributed revenue of $1,332,877 and gross profit of $840,891 in the consolidated statement of operations for the three months ended September 30, 2017. The ZenContent operations contributed revenue of $3,070,697 and gross profit of $1,930,281 in the consolidated statement of operations for the nine months ended September 30, 2017. The ZenContent operations contributed revenue of $465,574 and gross profit of $219,313 in the consolidated statement of operations for the three and nine months ended September 30, 2016. There are $29,621 and $40,918 of acquisition-related costs which are included in general and administrative expense on the Company's consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

NOTE 3.     INTANGIBLE ASSETS

The identifiable intangible assets consists of the following assets:

		Accumulated Amortization		Useful Life (in years)
	Balance	September 30, 2017	December 31, 2016
Content provider networks	$160,000	$105,833	$57,083	1
Trade names	52,000	52,000	45,000	1
Developed technology	530,000	213,667	134,167	3
Self-service content customers	210,000	186,667	134,167	5
Managed content customers	2,140,000	1,727,222	1,192,222	3
Domains	166,469	58,264	33,294	5
Total identifiable intangible assets	$3,258,469	$2,343,653	$1,595,933

Total identifiable intangible assets from the Ebyline and ZenContent purchase price allocation and other acquired assets net of accumulated amortization thereon consists of the following:

	September 30, 2017	December 31, 2016
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
Total Intangible Assets	3,258,469	3,258,469
Accumulated amortization	(2,343,653)	(1,595,933)
Intangible Assets, net	$914,816	$1,662,536

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $247,907 and $229,934 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $747,720 and $615,748 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2017 (three months remaining)	$246,908
2018	349,432
2019	207,349
2020	84,293
2021	26,834
Total	$914,816

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	September 30, 2017	December 31, 2016
Software development costs	$1,578,125	$1,492,665
Less accumulated depreciation and amortization	(573,220)	(388,706)
Software development costs, net	$1,004,905	$1,103,959

The Company determined that on April 15, 2013, its project to create IZEAx became technologically feasible and the development phase began. Throughout 2013 and the first quarter of 2014, the Company developed its new web-based advertising exchange platform, IZEAx. On March 17, 2014, the Company launched a public beta of IZEA.com powered by IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to this platform each year. These new features will enable IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's software as a service ("SaaS") customers. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, the Company has capitalized $1,578,125 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of September 30, 2017. The Company estimated the useful life of its developed software to be 5 years, consistent with the amount of time its legacy platforms were in-service.

Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $76,890 and $44,549 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense on software development costs recorded in general and administrative expense in the accompanying consolidated statements of operations was $184,514 and $128,977 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2017 (three months remaining)	$98,259
2018	304,241
2019	218,910
2020	183,956
2021	134,432
2022	65,107
$1,004,905

NOTE 5.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of September 30, 2017, the Company had $810,376 outstanding under this line of credit agreement. The Company had no advances outstanding under this agreement as of December 31, 2016. As of September 30, 2017, the Company had a net accounts receivable balance of $5,253,423. Assuming that all of the Company's accounts receivable balance was eligible for funding, it had $3,392,362 in remaining available credit under the agreement as of September 30, 2017.

The annual fees are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $5,250 and $8,750 of the annual costs through interest expense during the three months ended September 30, 2017 and 2016, respectively. The Company amortized $15,750 and $14,546 of the annual costs through interest expense during the nine months ended September 30, 2017 and 2016, respectively. The remaining value of the capitalized loan costs related to the Bridge Bank Credit Agreement as of September 30, 2017 is $12,250. This amount will be amortized to interest expense over the next seven months.

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

Stock Issued for Purchases
As further discussed in Note 2, the Company issued 31,821 shares of its common stock to satisfy the $250,000 guaranteed purchase price payment obligation on July 30, 2015 per the Ebyline Stock Purchase Agreement. On January 29, 2016, the Company issued 114,398 shares of its common stock to satisfy the $848,832 annual guaranteed payment of $938,532 less $89,700 in closing related expenses owed as part of the Ebyline Stock Purchase Agreement and on January 30, 2017, the Company issued 200,542 shares of common stock to satisfy the final annual guaranteed payment of $938,532. On July 31, 2016, the Company issued 86,207 shares of IZEA common stock valued at $600,000 as a partial payment of the guaranteed purchase price per the ZenContent Stock Purchase Agreement.

Stock Issued for Services
The Company issued its five independent directors a total of 32,385 shares of restricted common stock initially valued at $93,750 for their service as directors of the Company during the nine months ended September 30, 2017. The stock vested monthly from January through September 2017. On February 12, 2017, the Company issued 7,109 shares valued at $30,000 as compensation for services a contractor provided. On August 14, 2017, the Company issued 2,812 shares of restricted stock to Mr. Edward Murphy, its Chief Executive Officer, as partial payment for his second quarter bonus. The stock was initially valued at $5,483 and vests in equal monthly installments over 48 months. On August 14, 2017, the Company issued 662 shares of restricted stock to Mr. Ryan Schram, its Chief Operating Officer, as partial payment for his second quarter bonus. The stock was initially valued at $1,291 and vests in equal monthly installments over 48 months.

The following table contains summarized information about nonvested restricted stock outstanding during the nine months ended September 30, 2017:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	—	$—
Granted	42,968	3.04
Vested	(39,713)	3.61
Forfeited	—	—
Nonvested at September 30, 2017	3,255	$7.10	3.8

Total expense recognized for stock-based payments for services during the three months ended September 30, 2017 and 2016 was $60,074 and $34,969, respectively. Total expense recognized for stock-based payments for services during the nine months ended September 30, 2017 and 2016 was $143,536 and $107,439, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service. The Company recognized a gain of $45,160 and $36,122 as a change in the fair value of derivatives during the three and nine months ended September 30, 2017, based on the change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting. The fair value of the remaining nonvested, but issued, 3,255 shares of restricted stock as of September 30, 2017 is $23,110, and it is included in prepaid expenses in the accompanying unaudited consolidated balance sheets. This value is the current estimate of future compensation expense that is expected to be recognized over the remaining individual vesting periods up to 46 months.

Stock Options
In May 2011, the Board of Directors adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At the Company's 2017 Annual Meeting of Stockholders held on June 21, 2017, the stockholders approved the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan by 500,000 shares. The amended May 2011 Plan allows the Company to grant options to purchase up to 1,500,000 shares as an incentive for its employees and consultants.  As of September 30, 2017, the Company had 438,636 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of September 30, 2017, the Company had 1,875 shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2016 and the nine months ended September 30, 2017, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2015	830,599	$8.65	6.5
Granted	179,998	6.16
Exercised	—	—
Forfeited	(50,733)	10.15
Outstanding at December 31, 2016	959,864	$8.11	6.4
Granted	94,246	3.64
Exercised	—	—
Forfeited	(42,535)	50.15
Outstanding at September 30, 2017	1,011,575	$6.05	6.1

Exercisable at September 30, 2017	683,642	$6.24	5.1

During the three and nine months ended September 30, 2017 and 2016, no options were exercised. The fair value of the Company's common stock on September 30, 2017 was $7.10 per share. The intrinsic value on outstanding options as of September 30, 2017 was $1,354,688. The intrinsic value on exercisable options as of September 30, 2017 was $815,179.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2016 and the nine months ended September 30, 2017, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2015	461,926	$3.84	2.8
Granted	179,998	2.88
Vested	(187,181)	4.00
Forfeited	(40,437)	3.76
Nonvested at December 31, 2016	414,306	$3.60	2.6
Granted	94,246	1.28
Vested	(161,321)	3.52
Forfeited	(19,298)	3.12
Nonvested at September 30, 2017	327,933	$2.72	2.6

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on option awards outstanding during the nine months ended September 30, 2017 and 2016 was $509,642 and $576,144, respectively. Stock-based compensation expense was recorded as $45,331 to sales and marketing and $464,311 to general and administrative expense in the Company's consolidated statement of operations during the nine months ended September 30, 2017. Stock-based compensation expense was recorded as $67,586 to sales and marketing and $508,558 to general and administrative expense in the Company's consolidated statement of operations during the three and nine months ended September 30, 2016. Future compensation related to nonvested awards expected to vest of $753,299 is estimated to be recognized over the weighted-average vesting period of approximately two years, six months.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board of Directors, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. Employees paid $16,232 to purchase 9,998 shares of common stock during the nine months ended September 30, 2017. Employees paid $34,587 to purchase 5,340 shares of common stock during the nine months ended September 30, 2016. As of September 30, 2017, the Company had 39,764 remaining shares of common stock available for future grants under the ESPP.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(558,805)	$(1,511,603)	$(4,724,623)	$(5,730,568)
Weighted average shares outstanding - basic and diluted	5,702,297	5,420,020	5,659,423	5,357,119
Basic and diluted loss per common share	$(0.10)	$(0.28)	$(0.83)	$(1.07)

The Company excluded the following weighted average items from the above computation of diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock options	993,546	904,706	979,775	874,363
Warrants	520,147	557,423	537,039	550,002
Restricted stock units	—	—	—	—
Total excluded shares	1,513,693	1,462,129	1,516,814	1,424,365

NOTE 8.    SUBSEQUENT EVENTS

No material events have occurred after September 30, 2017 that require recognition or disclosure in the financial statements.

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

In addition to IZEAx, we operate the Ebyline technology platform, which we acquired in January 2015. The Ebyline platform is a self-service content marketplace which was originally designed to replace editorial newsrooms located within newspapers with a “virtual newsroom” to handle their content workflow.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

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

We derive revenue from three sources: revenue from our managed services when a marketer, typically a brand, agency or partner, pays us to provide custom content, influencer marketing or amplification services ("Managed Services"), revenue from the self-service use of our Ebyline platform by news agencies to handle their content workflow from initial content request to payment of content received ("Content Workflow"), and revenue derived from various service and license fees charged to users of our platforms ("Service Fee Revenue").

The following table illustrates our approximate revenue, cost of sales and gross profit by revenue stream for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017		September 30, 2016		$ Change	% Change
Revenue & % of Total
Managed Services	$6,997,391	86%	$5,838,139	78%	$1,159,252	20%
Content Workflow	1,141,795	14%	1,576,001	21%	(434,206)	(28)%
Service Fees & Other Revenue	15,488	—%	82,832	1%	(67,344)	(81)%
Total Revenue	$8,154,674	100%	$7,496,972	100%	$657,702	9%

Cost of Sales & % of Total
Managed Services COS	$2,693,803	72%	$2,464,238	63%	$229,565	9%
Content Workflow COS	1,064,818	28%	1,463,041	37%	(398,223)	(27)%
Service Fees & Other COS	—	—%	—	—%	—	100%
Total Cost of Sales	$3,758,621	100%	$3,927,279	100%	$(168,658)	(4)%

Gross Profit & Profit %
Managed Services	$4,303,588	62%	$3,373,901	58%	$929,687	28%
Content Workflow	76,977	7%	112,960	7%	(35,983)	(32)%
Service Fees & Other Revenue	15,488	100%	82,832	100%	(67,344)	(81)%
Total Gross Profit	$4,396,053	54%	$3,569,693	48%	$826,360	23%

Revenues for the three months ended September 30, 2017 increased by $657,702, or approximately 9%, compared to the same period in 2016.  Managed Services revenue increased primarily due to concentrated sales efforts toward larger IZEA-managed campaigns that have components of both custom content and influencer marketing resulting in higher revenue per salesperson, and repeat business from existing customers. Content Workflow revenue generated from newspaper and traditional publishers through the Ebyline platform on a self-service basis declined compared to the same period in 2016 due to the ongoing consolidation and cutbacks in the newspaper industry. Although revenue from Content Workflow decreased by $434,206, or approximately 28%, in the three months ended September 30, 2017, our gross margin only declined by $35,983, because the margins are fixed at only 7% to 9% with these customers. We expect to see continued declines in Content Workflow revenue up to 35% compared to prior year levels due to the overall decline in this industry. Service Fee revenue decreased in the three months ended September 30, 2017 due to lower licensing fees generated from partners using our platforms.

Our net bookings of $7.9 million for the three months ended September 30, 2017 were 2% higher than the net bookings of $7.7 million for the three months ended September 30, 2016. Net bookings is a measure of sales orders received minus any cancellations or changes in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. Net bookings can be affected by, among other things, cancellations or changes to orders that occur in future periods. Reductions in net bookings or changes in the expected timing of delivery for services due to delays and customer preferences or other considerations may result in fluctuations in expected future revenue.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide custom content or advertising services through the promotion or amplification of sponsored content in a blog post, tweet, click or action.

Cost of sales for the three months ended September 30, 2017 decreased by $168,658, or approximately 4%, compared to the same period in 2016.  Cost of sales decreased overall due to the decrease in Content Workflow. However, this decrease was tempered by the increase in costs on Managed Services as a result of the higher revenues generated during the quarter.

Gross profit for the three months ended September 30, 2017 increased by $826,360, or approximately 23%, compared to the same period in 2016.  Our gross profit percentage increased nearly 600 basis points in the three months ended September 30, 2017 compared to the same period in 2016. This increase is a result of the increased margins we are receiving on our managed customer content services in 2017. Content Workflow gross margin was consistent at 7% for the three months ended September 30, 2017 and 2016.

The total gross profit increase was primarily attributable to the increase in revenue and contribution margin from our higher margin, Managed Services offset by reduced revenue from our lower margin, Content Workflow. Managed Services contributed approximately 98% to the gross profit during the three months ended September 30, 2017 compared to 95% during the three months ended September 30, 2016. The mix of sales between our higher margin, Managed Services and lower margin, Content Workflow has a significant effect on our overall gross profit percentage.

The following table sets forth a summary of our statements of operations and the change between the periods:

	(Unaudited)
	Three Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Revenue	$8,154,674	$7,496,972	$657,702	9%
Cost of sales	3,758,621	3,927,279	(168,658)	(4)%
Gross profit	4,396,053	3,569,693	826,360	23%
Operating expenses:
General and administrative	2,687,266	2,454,555	232,711	9%
Sales and marketing	2,342,002	2,584,287	(242,285)	(9)%
Total operating expenses	5,029,268	5,038,842	(9,574)	—%
Loss from operations	(633,215)	(1,469,149)	835,934	57%
Other income (expense):
Interest expense	(15,058)	(25,511)	10,453	(41)%
Loss on exchange of warrants	—	—	—	100%
Change in fair value of derivatives, net	45,160	(14,705)	59,865	(407)%
Other income (expense), net	44,308	(2,238)	46,546	(2,080)%
Total other income (expense), net	74,410	(42,454)	116,864	275%
Net loss	$(558,805)	$(1,511,603)	$952,798	63%

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the three months ended September 30, 2017 decreased by $9,574 compared to the same period in 2016.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, acquisition costs, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the three months ended September 30, 2017 increased by $232,711 compared to the same period in 2016. We posted a $129,000 increase in fixed personnel costs and in the variable costs related to personnel such as stock based compensation expense, software and subscription costs, communication, travel and supply costs due to higher average salaries and higher bonuses for our administrative and engineering personnel compared to the prior year period. General and administrative expense also increased by approximately $153,000 as a result of the change in our acquisition cost liability related to the ZenContent acquisition in July 2016 as further discussed below. The increases in general and administrative expenses during the three months ended September 30, 2017 were offset by a $27,000 decrease in contractor and professional fees and a $31,000 decrease in investor relation expenses due to the non-renewal of our investor relations firm agreement (effective May 1, 2017).

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments are subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or if she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense was $28,125 and $40,972 during the three months ended September 30, 2017 and 2016, respectively. We estimate the fair value of the $2,500,000 of the future contingent performance payments for the ZenContent purchase each quarter using a Monte-Carlo simulation to simulate revenue based on actual results and future projections. Based on this calculation, we determined that the current fair value of the contingent performance payments was $508,444 as of September 30, 2017 compared to $342,861 as of June 30, 2017. As a result of the change in the value, we recorded a $165,583 non-cash increase in general and administrative expense during the three months ended September 30, 2017. Of this amount, $47,583 was allocated to compensation expense and $118,000 was allocated as an increase in the fair value of the contingent performance payments. To the extent that our future estimates in the value of contingent performance payments changes, this will continue to affect our general and administrative expense.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs, and trade show expenses. Sales and marketing expenses for the three months ended September 30, 2017 decreased by $242,285, or approximately 9%, compared to the same period in 2016.  The decrease in sales and marketing expense was primarily attributable to a $134,000 decrease in public relations, tradeshows and marketing event attendance in 2017 as a result of our cost reduction efforts for near term profitability, as well as a $74,000 decrease in salaries and variable costs related to sales and sales support personnel due to a 25% reduction in the number of personnel following our implementation of marketing automation and ongoing performance optimization during 2017.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, loss on exchange of warrants and the change in the fair value of derivatives.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. Additionally, we issue restricted stock that vests over future periods. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of these instruments are required to be recorded in other income (expense) in the period of change. During the three months ended September 30, 2017 and 2016, we recorded income of $45,160 and expense of $15,936, respectively, due to the change in the fair value of our restricted stock as a result of the fluctuation in our stock price between the time of issuance and the time when the stock vested. During the three months ended September 30, 2016, we recorded income of $1,231, related to the change in the fair value of our remaining warrant liability. We have no control over the amount of change in the fair value of our derivative instruments as this is a factor based on fluctuating interest rates and stock prices and other market conditions outside of our control.

The $46,546 change in other income (expense) is primarily the result of currency exchange losses related to our Canadian transactions during the three months ended September 30, 2017.

Net Loss

Net loss for the three months ended September 30, 2017 was $558,805, which decreased from a net loss of $1,511,603 for the same period in 2016.  The decrease in net loss was primarily the result of the increase in our gross profit contribution as discussed above.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues

The following table illustrates our approximate revenue, cost of sales and gross profit by revenue stream for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017		September 30, 2016		$ Change	% Change
Revenue & % of Total
Managed Services	$17,274,314	81%	$14,741,536	74%	$2,532,778	17%
Content Workflow	3,973,286	19%	4,875,237	25%	(901,951)	(19)%
Service Fees & Other Revenue	89,801	—%	259,838	1%	(170,037)	(65)%
Total Revenue	$21,337,401	100%	$19,876,611	100%	$1,460,790	7%

Cost of Sales & % of Total
Managed Services COS	$6,696,191	64%	$5,921,107	57%	$775,084	13%
Content Workflow COS	3,700,137	36%	4,525,928	43%	(825,791)	(18)%
Service Fees & Other COS	—	—%	—	—%	—	100%
Total Cost of Sales	$10,396,328	100%	$10,447,035	100%	$(50,707)	—%

Gross Profit & Profit %
Managed Services	$10,578,123	61%	$8,820,429	60%	$1,757,694	20%
Content Workflow	273,149	7%	349,309	7%	(76,160)	(22)%
Service Fees & Other Revenue	89,801	100%	259,838	100%	(170,037)	(65)%
Total Gross Profit	$10,941,073	51%	$9,429,576	47%	$1,511,497	16%

Revenues for the nine months ended September 30, 2017 increased by $1,460,790, or approximately 7%, compared to the same period in 2016. Managed Services revenue increased $2,532,778, Content Workflow revenue decreased $901,951 and Service Fee Revenue decreased $170,037 during the nine months ended September 30, 2017 compared to the same period in 2016. Managed Services revenue increased primarily due to concentrated sales efforts toward larger IZEA-managed campaigns that have components of both custom content and influencer marketing resulting in higher revenue per salesperson, and repeat business from existing customers. Content Workflow revenue generated from newspaper and traditional publishers through the Ebyline platform on a self-service basis declined compared to the same period in 2016 due to the ongoing consolidation and cutbacks in the newspaper industry. Although revenue from Content Workflow decreased by $901,951, or 19%, in the nine months ended September 30, 2017, our gross margin only declined by $76,160, because the margins are fixed with these customers at only 7% to 9%. We expect to see continued declines in Content Workflow revenue up to 35% compared to prior year levels due to the overall decline in this industry. Service Fee revenue decreased in the nine months ended September 30, 2017 due to lower licensing fees generated from partners using our platforms.

We estimate that revenue from our Managed Services will continue to increase over the prior year, but this increase will be offset by the declines in the self-service Content Workflow revenue noted above. We estimate that total revenue will be between $29-$30 million, with gross margins ranging between 49% to 50% for 2017.

Our net bookings of $22.3 million for the nine months ended September 30, 2017 were higher than the net bookings of $21.9 million for the nine months ended September 30, 2016. This minimal increase is due to a $1.2 million reduction in 2017 bookings from Content Workflow as discussed above.

Cost of Sales and Gross Profit

Our cost of sales is comprised primarily of amounts paid to our content creators to provide custom content or advertising services through the promotion or amplification of sponsored content in a blog post, tweet, click or action.

Cost of sales for the nine months ended September 30, 2017 decreased by $50,707 compared to the same period in 2016.  Cost of sales decreased due to the decrease in higher cost Content Workflow revenue. However, this decrease was tempered by the increase in costs spent on Managed Services as a result of the higher revenues generated during the quarter.

Gross profit for the nine months ended September 30, 2017 increased by $1,511,497, or approximately 16%, compared to the same period in 2016.  Our gross profit as a percentage of revenue increased from 47% for the nine months ended September 30, 2016 to 51% for the same period in 2017. The gross margin on our Managed Services for influencer marketing or custom content services was 61%, while the gross margin on Content Workflow was 7% for the nine months ended September 30, 2017. Prior to being acquired by IZEA in 2015, Ebyline generated revenue primarily from newspaper and traditional publishers through their workflow platform on a self-service basis at a fixed 7% to 9% profit. We do not actively sell or market Content Workflow to new customers due to the low margins and challenges facing the newspaper industry. After the acquisition, this revenue stream still contributes a significant portion of our revenue, but we utilize the content creators to promote the sale of custom content to our marketers on a managed basis. These services are sold at comparable margins to our influencer marketing services.

The total gross profit increase was primarily attributable to the increase in revenue and contribution margin from our higher margin, Managed Services versus reduced revenue from our lower margin, Content Workflow. Managed Services contributed approximately 96% to the gross profit during the nine months ended September 30, 2017 compared to 93% during the nine months ended September 30, 2016. The mix of sales between our higher margin, Managed Services and lower margin, Content Workflow has a significant effect on our overall gross profit percentage.

The following table sets forth a summary of our statements of operations and the change between the periods:

	(Unaudited)
	Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Revenue	$21,337,401	$19,876,611	$1,460,790	7%
Cost of sales	10,396,328	10,447,035	(50,707)	—%
Gross profit	10,941,073	9,429,576	1,511,497	16%
Operating expenses:
General and administrative	8,021,420	7,559,302	462,118	6%
Sales and marketing	7,666,720	7,556,664	110,056	1%
Total operating expenses	15,688,140	15,115,966	572,174	4%
Loss from operations	(4,747,067)	(5,686,390)	939,323	17%
Other income (expense):
Interest expense	(45,406)	(58,261)	12,855	(22)%
Loss on exchange of warrants	—	—	—	100%
Change in fair value of derivatives, net	36,122	14,568	21,554	148%
Other income (expense), net	31,728	(485)	32,213	(6,642)%
Total other income (expense), net	22,444	(44,178)	66,622	151%
Net loss	$(4,724,623)	$(5,730,568)	$1,005,945	18%

Operating Expenses

Operating expenses consist of general and administrative expenses and sales and marketing expenses.  Total operating expenses for the nine months ended September 30, 2017 increased by $572,174, or approximately 4%, compared to the same period in 2016. The increase was primarily attributable to increased personnel costs and additional marketing costs related to our IZEAFest Conference held in February 2017.

General and administrative expenses consist primarily of administrative and engineering personnel costs, general operating costs, public company costs, including non-cash stock compensation, acquisition costs, facilities costs, insurance, depreciation, professional fees, and investor relations costs.  General and administrative expense for the nine months ended September 30, 2017 increased by $462,118, or approximately 6%, compared to the same period in 2016. The increase was primarily attributable to a $234,000 increase in base salary and personnel costs and in variable costs related to personnel such as bonuses, stock-based compensation expense, software and subscription costs, communication, travel and supply costs. Our depreciation and amortization expense increased by $161,000 as a result of additional amortization on the increase in our intangible assets from software costs and the intangibles acquired in the ZenContent acquisition. As further discussed below, the change in our acquisition cost liability related to the ZenContent acquisition in July 2016 contributed $295,000 to the increase in general and administrative expense. The increases in general and administrative expense during the nine months ended September 30, 2017 were partially offset by a $99,000 decrease in contractor fees related to our software platforms and a $91,000 decrease in investor relation expenses due to the non-renewal of our investor relations firm after April 2017 and lower NASDAQ filing fees.

General and administrative expense is affected by the changes in our ZenContent acquisition liability valuation that are allocated to compensation expense each period. On July 31, 2016, we reduced our acquisition cost liability for guaranteed purchase price payments by $300,000 to be accrued as compensation expense over the three-year payment term. The compensation expense recorded as general and administrative expense and accrued to the acquisition cost liability during the nine months ended September 30, 2017 and 2016 was $151,042 and $40,972, respectively. We also determined that the current fair value of the $2,500,000 contingent performance payments for the ZenContent was $508,444 as of September 30, 2017 compared to $324,000 as of December 31, 2016. As a result of the change in the value, we recorded a $184,444 non-cash expense during the nine months ended September 30, 2017. Of this amount, $122,444 was allocated to compensation expense and $62,000 was allocated as an increase in the fair value of the contingent performance payments. To the extent that our future estimates in the value of contingent performance payments changes, this will continue to affect our general and administrative expense.

Sales and marketing expenses consist primarily of personnel costs related to employees and consultants who support sales and marketing efforts, promotional and advertising costs, and trade show expenses. Sales and marketing expenses for the nine months ended September 30, 2017 increased by $110,056, or approximately 1%, compared to the same period in 2016.  The increase was primarily attributable to a $147,000 increase in personnel costs and related variable costs related to those personnel such as software and subscription costs, communication, travel and supply costs. Although we posted a $361,000 increase in public relations and marketing costs as a result of our IZEAFest Conference held in February 2017, we decreased public relations and marketing costs more than $377,000 in the second and third quarters of 2017 compared to 2016. This decrease came from the non-renewal of our public relations firm after July 2016 and a decrease in tradeshow attendance and promotional spending as part of our efforts to reduce costs during 2017.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense during the nine months ended September 30, 2017 decreased by $12,855 to $45,406 compared to the same period in 2016 primarily due to the lower imputed interest on the remaining balance of acquisition costs payable.

In prior years, we entered into financing transactions that gave rise to derivative liabilities. Additionally, we issue restricted stock that vests over future periods. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $36,122 and $14,568 resulting from the change in the fair value of certain warrants and restricted stock during the nine months ended September 30, 2017 and 2016, respectively.

The $32,213 change in other income (expense) is primarily the result of currency exchange losses related to our Canadian transactions during the nine months ended September 30, 2017.

Net Loss

Net loss for the nine months ended September 30, 2017 was $4,724,623, which decreased from a net loss of $5,730,568 for the same period in 2016.  The decrease in net loss was primarily the result of the increased revenue and profit margins on our Managed Services offset by the increase in personnel expenses as discussed above.

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

The following table sets forth a reconciliation from the GAAP measurement of Operating Expenses to our non-GAAP financial measure of Cash Opex and Cash Opex as a percentage of revenue for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total operating expenses	$5,029,268	$5,038,842	$15,688,140	$15,115,966
Less:
Non-cash stock-based compensation	182,796	170,818	509,642	576,144
Non-cash stock issued for payment of services	60,074	34,970	143,536	107,440
(Gain) loss on disposal of equipment	(1,775)	(484)	(5,462)	(484)
(Gain) loss on settlement of acquisition costs payable	—	—	(10,491)	—
Increase (decrease) in value of acquisition costs payable	193,708	40,972	335,486	40,972
Depreciation and amortization	374,965	339,589	1,095,831	935,063
Total excluded expenses	809,768	585,865	2,068,542	1,659,135

Cash Opex	$4,219,500	$4,452,977	$13,619,598	$13,456,831

Revenue	$8,154,674	$7,496,972	$21,337,401	$19,876,611
Cash Opex / Revenue	52%	59%	64%	68%

The following table sets forth a reconciliation from the GAAP measurement of Net Loss to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(558,805)	$(1,511,603)	$(4,724,623)	$(5,730,568)
Non-cash stock-based compensation	182,796	170,818	509,642	576,144
Non-cash stock issued for payment of services	60,074	34,970	143,536	107,440
(Gain) loss on disposal of equipment	(1,775)	(484)	(5,462)	(484)
(Gain) loss on settlement of acquisition costs payable	—	—	(10,491)	—
Increase (decrease) in value of acquisition costs payable	193,708	40,972	335,486	40,972
Depreciation and amortization	374,965	339,589	1,095,831	935,063
Interest expense	15,058	25,511	45,406	58,261
Change in fair value of derivatives	(45,160)	14,705	(36,122)	(14,568)
Adjusted EBITDA	$220,861	$(885,522)	$(2,646,797)	$(4,027,740)

Although we estimate that operating expenses will increase for the year ending December 31, 2017 as a result of our continued expansion and investment in future growth, we expect that our Cash Opex as a percentage of revenue will decline in future quarters. We estimate that Adjusted EBITDA for the year ending December 31, 2017 will be approximately negative $3.0 million as a result of our continued investment in sales and engineering staff necessary to increase our revenue and support our customers.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,447,998 as of September 30, 2017 as compared to $5,949,004 as of December 31, 2016, a decrease of $2,501,006 primarily due to the funding of our operating losses.  We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $46,534,344 as of September 30, 2017.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $3,227,788 during the nine months ended September 30, 2017 and is the result of expenses exceeding the amount of gross margin provided from our revenues. Cash used for investing activities was $88,913 during the nine months ended September 30, 2017 due to the payment of $93,000 related to the development of our proprietary software and purchases of computer and office equipment for our expanded staff. These payments were offset by a net decrease of $4,000 in leasehold deposits on our California and Canadian space. Cash provided by financing activities during the nine months ended September 30, 2017 was $815,695, which amount consisted primarily of advances received from our line of credit with Western Alliance Bank. We also received cash of $16,232 from employee stock purchases offset by stock issuance costs of $10,913.

On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline. The Ebyline Stock Purchase Agreement required a cash payment at closing of $1,200,000, a stock issuance of $250,000 paid on July 30, 2015, and $1,877,064 paid in cash or stock in two equal installments of $938,532 on the first and second anniversaries of the closing. On January 29, 2016, we issued 114,398 shares of our common stock to satisfy the first annual guaranteed payment of $938,532 less $89,700 in closing related expenses. On January 30, 2017, we issued 200,542 shares of our common stock to satisfy the second and final annual guaranteed payment of $938,532. The Ebyline Stock Purchase Agreement also required contingent performance payments up to $5,500,000 to be paid if Ebyline met certain revenue targets in the three years following the closing. None of these targets were met in the first two years following the closing and it is not expected that they will be met in the third year. Therefore, we do not believe that we will be required to make any of the $5,500,000 in contingent performance payments and we currently expect that the total consideration to be paid for the Ebyline acquisition will be $3,327,064.

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

We have a secured credit facility agreement with Western Alliance Bank. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. As of September 30, 2017, we had $810,376 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $3,392,362 under the agreement as of September 30, 2017.

We believe that, with our current cash and our available credit line with Western Alliance Bank, we will have sufficient cash reserves available to cover expenses for longer than the next twelve months. Given the volatility in U.S. equity markets and our normal working capital fluctuations, we may seek to raise additional capital at any time to supplement our operating cash flows to the extent we can do so on competitive market terms. In such event, an equity financing may dilute the ownership interests of our common stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The preparation of the accompanying financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, tax positions and stock-based compensation. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Accounts receivable are customer obligations due under normal trade terms. Uncollectability of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $220,000 for doubtful accounts as of September 30, 2017. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2017 and 2016.

Throughout 2013 and the first quarter of 2014, we developed our new web-based advertising exchange platform, IZEAx. This platform is being utilized both internally and externally to facilitate native advertising campaigns on a greater scale. We continue to add new features and additional functionality to this platform each year. These new features will enable IZEAx to facilitate the contracting, workflow, and delivery of direct custom content as well as provide for invoicing, collaborating, and direct payments for our SaaS customers. In accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. As a result, we have capitalized $1,578,125 in direct materials, consulting, payroll and benefit costs to software development costs in the consolidated balance sheet as of September 30, 2017. We estimate the useful life of our software to be 5 years, consistent with the amount of time our legacy platforms were in-service, and we are amortizing the software development costs over this period.

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

For our Managed Services, we enter into an agreement to provide services that may require multiple deliverables in the form of: (a) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (b) content promotion, such as click-through advertisements appearing in websites and social media channels and (c) original content items, such as a research or news article, informational material or videos that a publisher or other marketer can use. We may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each item is considered delivered once the custom content has been delivered to the customer or once the content is distributed live through a public or social network. Revenue is accounted for separately on each of the deliverables depending on the type of service provided. We recognize revenue related to influencer marketing services after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network for a requisite period of time. The requisite period ranges from 3 days for a tweet to 30 days for a blog, video or other form of content. Management fees from advertising campaigns managed by us are recognized ratably over the term of the campaign which may range from a few days to one year. Revenue related to custom content provided to a marketer is recognized when the content is delivered to and accepted by the customer. Payment terms are typically 30 days from the invoice date. If we are unable to provide a portion of the services, we may agree with the customer to provide a different type of service or to provide a credit for the value of those services, which may be applied to the existing order or used for future services. The statement of work typically provides for a cancellation fee if the agreement is canceled by the customer prior to our completion of services.

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

All of our revenues are generated through the rendering of services. We recognize revenue under the general guidelines of Staff Accounting Bulletin Topic 13 A.1, which states that revenue will be recognized when it is realized or realizable and earned. We consider our revenue as generally realized or realizable and earned once (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the price to the marketer or customer is fixed (required to be paid at a set amount that is not subject to refund or adjustment) and determinable, and (iv) collectability is reasonably assured. We record revenue on the gross amount earned since we generally are the primary obligor in the arrangement, take on credit risk, establish the pricing and determine the service specifications.

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period  and generally have five or ten-year contract lives.  We estimate the fair value of our common stock using the closing stock price of our common stock on the date of the grant.  We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the nine months ended September 30, 2017 and 2016:

2011 Equity Incentive Plans - Options Granted

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2016	179,998	$6.16	6.0 years	47.95%	1.58%	$2.88
September 30, 2017	94,246	$3.64	6.0 years	43.49%	1.98%	$1.28

There were outstanding options to purchase 1,011,575 shares with a weighted average exercise price of $6.05 per share, of which options to purchase 683,642 shares were exercisable with a weighted average exercise price of $6.24 per share as of September 30, 2017.   The intrinsic value on outstanding options as of September 30, 2017 was $1,354,688. The intrinsic value on exercisable options as of September 30, 2017 was $815,179.

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which requires additional disclosures about the objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended September 30, 2017, an evaluation was performed under the supervision and with the participation of our management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions;
(ii) provide reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

During the quarter ended September 30, 2017, there were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $46,534,344 as of September 30, 2017.  For the nine months ended September 30, 2017, we had a net loss of $4,724,623, including a $4,747,067 loss from operations and we expect to incur a net loss for the fiscal year 2017.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to maintain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct custom content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We had no customers that accounted for more than 10% of our revenue and one customer that accounted for 11% of our revenue during the nine months ended September 30, 2017 and 2016, respectively. The loss of customers or a significant reduction in revenue from our major customers could have a material adverse effect on our results of operation. Moreover, if customers do not find our marketing and promotional services effective, they are not satisfied with content they receive, or if they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

Risks Relating to our Common Stock

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of November 3, 2017, we had 5,726,336 shares of common stock issued, outstanding stock options to purchase 1,009,191 shares of our common stock at an average exercise price of $6.03 per share, and outstanding warrants to purchase 516,919 shares of our common stock at an average exercise price of $8.45 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 441,020 shares of common stock under our May 2011 Equity Incentive Plan and 39,764 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to the earn-out provisions of the stock purchase agreements in connection with our Ebyline and ZenContent acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, and the issuance of new shares pursuant to acquisition earn-out provisions, will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following materials from IZEA, Inc.'s Annual Report on Form 10-Q for the quarter ended September 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

November 7, 2017	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 7, 2017	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)