Form 10-K
period 2017-12-31
IZEA, Inc.
filed 2018-04-17
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) was $6,861,087 based on the closing bid price of the registrant's common stock (its only outstanding equity security) of $1.91 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

 As of April 13, 2018, there were 5,819,246 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Annual Report on Form 10-K for the fiscal year ended December 31, 2017

i

Explanatory Note
Overview

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on Monday, April 3, 2018, the Audit Committee of the Board of Directors (“the Audit Committee”) of IZEA, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) on the recommendation of management, and after consultation with the Company’s independent registered public accounting firm, BDO USA, LLP, concluded that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2015 and 2016 and Quarterly Reports on Form 10-Q for each quarterly period for the years ended December 31, 2015 and 2016, and for the first three quarters for the year ended December 31, 2017 (collectively, the “Restated Periods”) should no longer be relied upon because of certain accounting errors.

In addition to the standard required financial statements for the year ended December 31, 2017, this Annual Report on Form 10-K for the year ended December 31, 2017 (this "Annual Report") includes (i) audited restated consolidated statements of operations for the years ended December 31, 2015 and 2016; (ii) unaudited restated consolidated statements of operations for each quarter within the years ended December 31, 2015 and 2016, and the first three quarters for the year ended December 31, 2017; and (iii) footnotes reconciling previously filed annual and quarterly consolidated statements of operations to the restated consolidated statements of operations.

Background

In connection with our year-end financial statement close process, our process of evaluating the adoption of the new accounting pronouncement for revenue recognition, and preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we determined that there were errors in our previously issued financial statements related to our presentation of revenue related to the self-service Content Workflow portion of our revenue and our classification of cost of revenue related to our Managed Services.

We have determined that our revenue from our Content Workflow services should have been reported on a net transaction basis. We historically reported revenue from transactions generated by the self-service use of our platforms by marketers to handle their content workflow from initial content request to payment of content received or distributed (“Content Workflow”) as the gross amounts billed to marketers for their transactions, because we previously concluded that we were a principal in these transactions. We determined that we are more appropriately considered as an agent arranging the sale between our self-service customers and our creators in the Content Workflow transactions, which requires reporting revenue on a net transaction basis. As such, the direct costs associated with these transactions previously reported as cost of revenue should be netted directly against revenue in our consolidated statements of operations. Additionally, we determined that our cost of revenue related to our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing or amplification services (“Managed Services”) only included the direct cost of the content that was being purchased by our customers, and did not appropriately include the cost of our internal personnel responsible for fulfilling these services. We historically considered and reported the cost of our campaign fulfillment personnel as part of our sales and marketing expenses.

As part of our restatement process, we have elected to present depreciation and amortization expense as a separate line item for better visibility of this expense. Additionally, we have elected to change our consolidated statement of operations presentation from a two-step presentation, where cost of sales are deducted from revenue to report a gross profit line, to a one-step presentation, where total costs and expenses are deducted from revenue. Because we report some of our revenue on a gross basis and other portions of our revenue on a net basis, we believe that this presents a more appropriate representation of our business operations.

Effects of Restatement

The effects of this restatement consist of a reclassification of expenses within our previously reported consolidated statements of operations and disclosures regarding revenue, gross profit and operating expenses. The errors had no impact on our previously reported loss from operations, net loss, loss per share, or on any of the Company's consolidated balance sheets, statements of cash flows, and statements of stockholders' equity. For discussions of the restatement adjustments, see Item 1A, “Risk Factors” and Item 8, “Financial Statements,” including Notes 2 and 14 of the Notes to the Consolidated Financial Statements.

In connection with the errors noted above, our management, including our chief executive officer and chief financial officer, have concluded that there was a material weakness in the Company’s internal control over financial reporting as of

December 31, 2017 and is engaged in a focused review of its financial reporting practices and remediation of the related control weakness. For a discussion of our controls and procedures, the material weakness identified and our actions to remediate such weakness see Item 9A, “Controls and Procedures.”

Previously Filed Reports

We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. Therefore, we do not plan to amend our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. The financial information that has been previously filed or otherwise reported for the Restated Periods is superseded by the information in this Annual Report. Unless otherwise stated, all financial information and discussion related to the consolidated statements of operations contained in this Annual Report for periods prior to December 31, 2017 are presented on a restated basis.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. The statements, which are not historical facts contained in this report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” or “plans” or comparable terminology, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that might cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional funding;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	variability of operating results;

•	our ability to establish effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	our development and introduction of new products and services;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services;

•	marketing and other business development initiatives;

•	competition in the industry;

•	general government regulation;

•	economic conditions;

•	dependence on key personnel;

•	the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	our ability to protect our intellectual property;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•	and the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report.

All forward-looking statements in this document are based on our current expectations, intentions and beliefs using information currently available to us as of the date of this Annual Report, and we assume no obligation to update any forward-looking statements, except as required by law.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

PART I

ITEM 1 – BUSINESS

Our Mission
Our mission is to champion the world's creators by helping them monetize their content, creativity, and influence.
Our Business

IZEA creates and operates online marketplaces that connect marketers with content creators. The creators are compensated by IZEA for producing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics and payment processing.

Marketers, including brands, agencies, and publishers, engage us to gain access to our industry expertise, technology, analytics, and network of creators. The majority of the marketers engage us to perform these services on their behalf, but they also have the ability to use our marketplaces on a self-service basis. Our technology is used for two primary purposes: the engagement of creators for influencer marketing campaigns (also known as “Influencer Marketing”), or the engagement of creators to create stand-alone custom content for the marketers' own use and distribution (“Custom Content”).

Influencer Marketing. We work with marketers to enable influencer marketing campaigns at scale. A subset of influencer marketing known as “Sponsored Social” is when a company compensates an online influencer such as a blogger or tweeter (“creators”) to share sponsored content with the creator's social network following. This sponsored content is included within the body of the content stream. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost, and have focused on scaling our product and service offerings ever since.

Custom Content. We also work with marketers to augment or replace their content development efforts. Our network of creators produce editorial and marketing content that can be published both online and offline. Our network of creators includes professional journalists, subject matter experts, bloggers and everyday content creators, allowing our customers to produce content ranging from complex white papers to simple product descriptions. Many of our content customers use this service to create a steady stream of posts for their corporate blog. We first began offering custom content services in 2015 after the acquisition of Ebyline, Inc. (“Ebyline”), a leading marketplace in the editorial content space, and continued to expand this offering with our acquisition of ZenContent, Inc. (“ZenContent”) in July 2016, a company that predominantly focused on e-commerce-related asset creation.

Our Platforms
The IZEA Exchange. We launched a public beta of IZEA.com powered by The IZEA Exchange (“IZEAx”) in March 2014 and unveiled our latest version 2.0 of the platform in February 2017. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through our creator's personal websites, blogs, and social media channels including Twitter, Facebook, and Instagram, among others. We extensively use this platform to manage Sponsored Social campaigns on behalf of our marketers. This platform is also available directly to our marketers as a self-service tool and as a licensed white label. IZEAx is engineered from the ground-up to replace all of our previous platforms with an integrated offering that is improved and more efficient. For influencer marketing campaigns, IZEAx provides integrated mechanisms for Federal Trade Commission (“FTC”) legal compliance. In particular, the integrated FTC compliance framework requires creators to provide disclosure to their followers with respect to the sponsored nature of the content and allows marketers to review the content for FTC compliance.
Ebyline. In January 2015, we acquired Ebyline and its technology platform that was created to source and compensate creators specifically for the creation and delivery of professional editorial content. Ebyline was originally designed as a self-service content marketplace to replace editorial newsrooms in the news agencies with a “virtual newsroom” to handle their content workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. We are incorporating certain functions of this platform into IZEAx in order to have one consolidated platform in the future. We do not allocate any engineering resources to new feature development on the Ebyline platform. This is a legacy platform with declining revenue from a declining customer base that will eventually be sunsetted. We plan to transition any remaining customers into our IZEAx platform in the future.

ZenContent. In July 2016, we acquired ZenContent including its custom content creation workflow technology and database of creators. ZenContent’s platform enables us to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers. The ZenContent platform allows us to parse work out to a wide array of qualified creators who together can develop custom content assets with unmatched quality, speed, and price. This platform is currently utilized by our campaign fulfillment team to service orders for custom content. We plan to integrate certain functions of the ZenContent platform into IZEAx in order to have one consolidated platform in the future.

IZEAx, Ebyline and ZenContent were designed with the same purpose: to streamline transactions between our internal campaign fulfillment team, marketers and creators. We utilize these proprietary technologies to create efficiencies and economies of scale for all parties. Combined, these platforms provide marketers with access to a large network of creators along with complete workflow management, content control, payment processing and related performance tracking.
We believe that IZEAx should improve our ability to more efficiently match marketplace participants as the number of marketers and creators using the platform increases. To date, we have completed over 3.7 million social sponsorship transactions for customers ranging from small local businesses to Fortune 500 companies. We consider each individual piece of custom content, sponsored blog post, tweet or other update as an individual transaction so long as the creator of that content is being compensated for the transaction.
Industry Background and Trends

Despite the inherently conversational nature of influencer and content marketing as part of the broader integrated marketing landscape, many marketer budgets are currently allocated toward traditional display advertising and paid search, including banner ads and text links on social sites. While most marketers understand the value of word of mouth marketing, peer recommendations, and product reviews, the industry is nascent and few understand how to effectively and efficiently engage influencers and content creators and produce custom content appropriately for these purposes. Those who venture into this area without experience are often overwhelmed by the amount of effort and attention required to adequately manage and measure a truly integrated campaign that complies with applicable government regulations.

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
At the same time, influencers and content creators that would like to monetize their community and work product are faced with significant challenges in making marketers aware of their services and in finding quality marketers who are motivated to sponsor them. In addition, those creators with smaller networks simply lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases, it costs a marketer more money to issue a check to a small creator than the value of the sponsorship payment itself. Further complicating the sponsorship process for both parties are FTC regulations around social media endorsements, Internal Revenue Service (“IRS”) tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many marketers would prefer to be “part of the conversation,” we believe the complexity and cost of individual sponsorship often deters them from doing so.
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
Scalable and leverageable operations. Our business model allows revenue to be derived in a variety of ways, all of which rely on our marketplace as a hub. We continue to introduce and innovate product offerings within IZEAx to substantially decrease our operations and support expense over time as revenue grows.
Experienced management team, board of directors, and strategic advisors. Our management team includes not only a highly experienced team of entrepreneurs and executives from the digital media, technology and entertainment industries, but also outstanding board members who are experts in their respective fields. See Item 10 under Part III of this Annual Report for details.
Our Growth Strategy
After eleven years of working in and developing the influencer and content marketing categories, we believe our business model is market-tested. Our development efforts have included assembling a diverse and experienced senior management team and engineering team, launching and optimizing our proprietary marketplaces, developing a cross-platform sales force and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
An integrated approach. We believe we are the only company that can currently provide both custom content creation and influencer marketing at scale. It is our opinion that this provides a significant advantage for us in the market and we have already seen strong sales response to proposals that include both content and sponsored social. Moving forward we believe that this integrated approach will continue to play a significant role in IZEA’s growth.

Large client services team. We expect the growth of our client development team to be the primary driver of near-term revenues. We intend to add additional client development personnel to more effectively service customers throughout North America. These individuals will be based across our various offices in the Orlando, Chicago, Los Angeles, San Francisco and Toronto metro areas.

Large network of users. We help power the creator economy, allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity and influence through our marketers. As of December 31, 2017, we had more than 729,000 user accounts in IZEAx. These accounts have connections to over 920,000 social media accounts with an approximate aggregate reach to 5.9 billion non-unique fans and followers of IZEAx creators. Our total number of user accounts may be higher than the number of our actual individual creators because some creators may have created multiple user accounts.
Creators are able to join our platforms for free, but they may also pay to upgrade their account to enable additional services. The creators are compensated by IZEA for producing content for our marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. We continually seek for ways to increase the ability for our creators to generate revenue. As such, we implement the ability for them to earn referral fees, for a period of time, based on revenue generated by other creators they refer into IZEAx.

By developing our creator network, we make our marketplace more attractive to our marketers who seek a wide variety of creators to fulfill their content and advertising needs. As marketers utilize our marketplace to a greater extent, we expect to increase the monetization opportunities for creators, which should, in turn, attract even more creators and further enhance value for our marketers.

Strategic partnerships. We are working to improve functionality within IZEAx to create strategic partnerships and reseller agreements with companies that can provide additional growth in our base of creators and marketers. IZEAx is designed to be easily “white labeled,” allowing partners to operate their own “node” on the exchange. IZEAx is also designed to be licensed by partners that do not require a custom-branded solution, but instead seek an internal workflow tool to manage and service their content and marketing needs.

Product development. We will continue to recruit additional engineering and product innovation team members to enhance IZEAx to develop new technology ideas within this platform that complement our mission as a company. In 2018, we intend to release version 3.0 of IZEAx, which will allow marketers to make offers that require a single creator to complete multiple tasks or deliverables and it will also allow the system to source multiple creators to produce a combined deliverable for the marketer.
Accretive acquisitions. We continually seek to identify and acquire companies, technologies, and assets to add to our portfolio of software services that will drive additional near and long-term revenue. In January 2015, we acquired all of the outstanding equity of Ebyline, and in July 2016, we acquired all of the outstanding equity of ZenContent. The purposes of the acquisitions were to integrate their proprietary technologies and to add custom content services in addition to our existing influencer marketing services.
Sales and Marketing

We primarily sell sponsored social and custom content campaigns through our sales team, our platforms and, to a lesser extent, through distribution relationships such as resellers, affiliates and white label partners. We target regional, national and global brands and advertising agencies in the following ways:

Client Development Team.  We have a client development team each of whom is assigned a geographic region or specific marketers, primarily within the United States and Canada. The team members are responsible for identifying and managing sales opportunities to brands and agencies who are seeking to outsource some or all of the planning and production of their content and advertising needs.

Partnership Team.  The partnership team initiates software as a service (“SaaS”) license opportunities with brands and agencies who seek to utilize additional functionality on our platforms on a self-service basis to facilitate custom content and influencer marketing campaigns.

Industry Acumen. Our team possesses a strong marketing and advertising background. We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team and growing our creator network. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for social sponsorship. We rely on a number of channels in this area, including tradeshows, third-party social media platforms (e.g., Facebook and Twitter), IZEA-hosted community events, paid searches, content marketing, influencer marketing and our corporate websites.

Customers and Revenue

We derive revenue from managing content services or advertising campaigns for our customers, as well as from making our platforms available to allow customers the ability to purchase content directly from our creators. We categorize our revenue by three primary revenue streams: revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing or amplification services (“Managed Services”), revenue from transactions generated by the self-service use of our platforms by marketers to handle their content workflow from initial content request to payment of content received or distributed (“Content Workflow”), and revenue derived from various service and license fees charged to users of our platforms (“Service Fee Revenue”).

We provide services to customers in multiple industry segments, including consumer products, retail/e-tail, lifestyle, technology, and travel. Our business serves advertising and public relations agencies, as well as brands and businesses directly. In many cases, influencer marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand.

We generate the majority of our revenue from our Managed Services customers. Managed Services accounted for approximately 98%, 96% and 95% of our revenue during the twelve months ended December 31, 2017, 2016, and 2015, respectively. Content Workflow accounted for approximately 1%, 2% and 3% of our revenue during the twelve months ended December 31, 2017, 2016, and 2015, respectively. Service Fee Revenue accounted for approximately 1%, 2% and 2% of our revenue during the twelve months ended December 31, 2017, 2016, and 2015, respectively.

Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue. Effective January 1, 2018, we became subject to new guidelines for disclosing and accounting for our revenue from contracts with customers. See “Note 1. Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for more information as it relates to our revenue recognition policies.

Our customers are predominantly located in the United States and Canada. We had no customer that accounted for more than 10% of our revenue during the twelve months ended December 31, 2017, one customer that accounted for 11% of our revenue during the twelve months ended December 31, 2016, and one customer that accounted for 12% of our revenue during the twelve months ended December 31, 2015. Revenue from our Canadian customers accounted for approximately $2.0 million (8%) and $800,000 (4%) of our revenues during the twelve months ended December 31, 2017 and 2016, respectively.

Technology

IZEAx spans multiple social networks and creator-owned blog websites. We aggregate creators in IZEAx, which allows us to create scale and targeting for marketers. We provide the ability to target our creators based on a variety of software rules and filters. We provide self-service platforms that service all business types and sizes. Unlike a traditional public relations model, marketers only pay for completed posts. We provide trackable results by automatically embedding tracking links and pixels, as well as support, for third-party tracking (such as DART). We also provide dashboards for real-time reporting and immediate feedback.

We recently announced a new research and development initiative focused on incorporating cryptocurrency and blockchain technologies into our ecosystem. We currently maintain a small alt-coin mining operation using an assortment of GPU and CPU hardware. In 2018, we developed a CPU mining software application that could pool our creator network's computing resources to mine cryptocurrency. However, due to increasing financial, legal and regulatory uncertainty, we have decided not to release our mining software to the public at this time.

Privacy and Security

We are committed to protecting the privacy, reputations and dignity of our marketers and creators. Accordingly, we have invested heavily in many areas to prevent the misuse of information that we collect. Any personally identifiable information that we collect is used in accordance with our Privacy Policy, and we employ reasonable and suitable physical, electronic and managerial safeguards to protect such information.

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. One of our core strengths is our knowledge of and experience in launching and operating scalable content and influencer marketing marketplaces. Our product development expenses include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our development team along with hosting and software subscription costs. These costs were approximately $3,214,000, $3,134,000, and $2,249,000 for the years ended December 31, 2017, 2016, and 2015, respectively and included in general and administrative expense.

We launched IZEAx in March 2014 and unveiled our latest version 2.0 of the platform in February 2017. We continue to add new features and additional functionality to this platform each year. These new features will enable our platform to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating and direct payments for our SaaS customers. We incurred and capitalized software development costs of $174,379, $471,219, and 452,571 in our balance sheet during the years ended December 31, 2017, 2016, and 2015, respectively.
Our team believes that constant innovation is the only way to achieve long-term growth and our intention is to focus the majority of our engineering resources on the IZEAx platform for the foreseeable future. We intend to continue to invest in the creation of new technology additions that complement our core offerings.

Competition

We face competition from multiple companies in the influencer and content marketing categories. Direct and indirect competitors in the influencer marketing space include Facebook, Twitter, YouTube, BlogHer, TapInfluence and Collective Bias. We also face competition in the content marketing space from companies such as Contently, NewsCred and Scripted. In addition, there are a number of traditional advertising agencies, public relations firms and niche consultancies that provide content development and conduct manual influencer outreach programs.

Competition could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services with IZEAx, we may compete with a greater number of other companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected.

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

Proprietary Rights

Proprietary rights are important to our success and our competitive position. To evolve and secure our proprietary rights, we rely on intellectual property and trade secret laws, confidentiality procedures and contractual provisions.

As of December 31, 2017, we owned 31 domestic trademark registrations in the United States, 15 foreign registrations on the International Register, and had 4 total pending applications (3 in the United States and 1 foreign). During the twelve months ended December 31, 2017, we abandoned 13 U.S. applications and inactive trademarks. As of December 31, 2017, we also owned approximately 470 domain names related to the various aspects of IZEA’s products and services.

We actively protect our intellectual property rights, but have encountered challenges following the U.S. Supreme Court decision in Alice Corp. v. CLS Bank International, 573 U.S. __, 134 S. Ct. 2347 (2014) and Intellectual Ventures I LLC vs. Symantec Corp. (Fed. Cir. 2016), which changed the patent environment for software-based applications. As a result, given the difficulty in overcoming U.S. Patent and Trademark Office rejections of certain of our pending patent applications, management decided not to actively pursue, at this time, patent protection for our software-based applications. We met with similar resistance in seeking patent protection for our software-based applications internationally. However, we retain our pending foreign patent application in Brazil.

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

Further, in recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We can and have been subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management's attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted by regulators or in the courts in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, creator privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of various online payment services, and the characteristics and quality of services. It is not entirely clear how existing laws which govern issues such as property ownership, taxation, export or import matters and personal privacy apply to the Internet, as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our platforms or may even attempt to completely block access to our platforms. Accordingly, adverse legal or regulatory developments could substantially harm our business.

We are subject to a variety of federal, state and international laws and regulations governing consumer data. Many U.S. states have passed laws requiring notification to subscribers when there is a security breach of personally identifiable data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States can be more restrictive than those within the United States, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change and/or abandon certain of our then-existing data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that contain materials that infringe copyrights or other intellectual property rights of third parties, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We, as an e-commerce service provider are subject to FTC and various state rules and regulations on advertising and marketing on the Internet. In certain cases, we are retained by marketers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. In addition to those requirements, the marketers, creators, and agencies that use our platforms are subject to specific guidance and regulations regarding online advertising, such as the FTC's Dot Com Disclosures - Information about Online Advertising, the FTC’s Enforcement Policy Statement on Deceptively Formatted Advertisements, issued in 2015, and the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Guides) that were adopted in 2009, updated and reissued by the FTC in 2013, and further clarified in 2015. Each of the foregoing are sub-categories that have been taken up by the FTC under the Federal Trade Commission Act (“FTC Act”) to prevent “unfair or deceptive acts and practices” within advertising. These new Guides, for example, significantly extend the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging, posting on Instagram, tweeting, and other online posting of sponsored advertisements by a creator. In particular, the Guides provide that creators must always clearly and conspicuously disclose the material connection between the creator and the marketer, such as if they received consideration for blogging or posting about a particular product, service, brand or the like, whether the consideration comprises something tangible (i.e. cash, discounts, objects that are provided to them at no cost, even for testing purposes) or intangible (such as accolades and more prominent future blogging or posting opportunities). In addition, the creator must not make claims about the product or service he or she is discussing that go beyond what the marketer could say about the product or service. The Guides further provide that the marketer should ensure that creators speaking on its behalf are provided guidance and training needed to ensure their claims, statements and representations are truthful, transparent and properly substantiated, and monitor the activities of creators speaking on its behalf. In the event a creator, blogger, agency or marketer should fail to comply with the Dot Com Disclosures, the Guides or any other FTC rule, regulation or policy, which may be manifest by making deceptive, misleading or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise, then various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability as a result of such non-compliance. In the event it was found that we (or one of our marketer customers) failed to comply with the FTC Act or state advertising rules, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease certain aspects of our operations.

More generally, if there is negative consumer perception and mistrust of the practice of compensating creators to endorse the marketers' specific products, then marketers may become less interested in using influencer marketing platforms like ours as a means for advertising which could, in turn, materially adversely affect our business and financial results.

We follow the 1995 European Union Data Protection Directive with regard to data we collect from users located in the European Union and we are currently monitoring changes required by the recently adopted General Data Protection Regulation (“GDPR”), to ensure that we are compliant with relevant requirements when and to the extent they are implemented. The GDPR updates and modernizes the principles of the 1995 Data Protection Directive and significantly increases the level of sanctions for non-compliance. The European Union data protection authorities will have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller's or data processor's total worldwide global turnover for the preceding financial year, whichever is higher. We believe that the regulation should not have a material impact on our business or the way our technologies operate. However, interpretations of the GDPR may vary, especially with respect to the conditions for collection of a valid "non-ambiguous" consent, and thus there can be no assurance that this will be the case. The regulation will be enforced after a two-year transition period beginning May 25, 2018.

We are committed to promoting ethical social sponsorship practices and have established terms of service for users of our platforms, which refer to the FTC Guides and include one or more of the following:

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

Freedom of Choice. Creators are free to choose which sponsorships to publish. Our platforms do not auto-inject a marketer's message into an influencer's social media network.

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

We also believe, and have subsequently included requirements within our terms of service, based on positions taken by certain federal courts and the FTC, that communications and messages disseminated by creators through social media networks are subject to and must comply at all times with CAN-SPAM Act of 2003(Controlling the Assault of Non-Solicited Pornography and Marketing Act) requirements.

To date, we have not been materially impacted by the rules governing messaging over social media networks and social sponsorship, including the CAN-SPAM Act and the Telephone Consumer Protection Act of 1991. However, we cannot predict the impact of future regulations on us and marketers and creators who use our platforms, nor can we predict the impact of attempts to circumvent our mechanisms that are designed to ensure compliance.

Employees

As of April 13, 2018, we had a total of 125 employees, of which 124 were full-time employees, including 53 in sales and marketing, 27 in campaign fulfillment, 27 in technology and development and 17 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

Available Information

IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011.

Our executive offices are located at 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789 and our telephone number is (407) 674-6911.  We maintain a corporate website at https://izea.com.  Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investors section of our website, or through https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our subscribers and the public about our Company, our services, new product developments and other matters. Any information that we consider to be material to an investor's evaluation of our Company will be included in filings accessible through the SEC website, and may also be disseminated using our investor relations website (https://izea.com) and press releases. However, we encourage investors, the media, and others interested in our Company to also review our social media channels @izea on Twitter and izeainc on Facebook. The information contained in these social media channels is not part of, and is not incorporated into or included in, this Annual Report.

ITEM 1A – RISK FACTORS

In addition to the information set forth at the beginning of Management's Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to our Business and Industry

We have a history of annual net losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $47,277,420 as of December 31, 2017.  For the twelve months ended December 31, 2017, we had a net loss of $5,467,699, including a $5,476,236 loss from operations and we expect to incur a net loss for the fiscal year 2018.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to maintain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

If we fail to retain existing customers or add new customers, our revenue and business will be harmed.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct custom content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We had no customer that accounted for more than 10% of our revenue during the twelve months ended December 31, 2017, one customer that accounted for 11% of our revenue during the twelve months ended December 31, 2016, and one customer that accounted for 12% of our revenue during the twelve months ended December 31, 2015.

The loss of customers or a significant reduction in revenue from our major customers could have a material adverse effect on our results of operation. Moreover, if customers do not find our marketing and promotional services effective, if they are not satisfied with content they receive, or if they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

We have identified a material weakness in our internal control over financial reporting, and this or other material weaknesses, or inadequate remediation measures, could impair our ability to report accurate financial information in a timely manner, which could adversely affect our business and results of operations.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). As disclosed in Item 9A. “Controls and Procedures”, our management identified a material weakness relating to the error in our presentation of revenues and classification of expenses in our consolidated statements of operations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and may not be available in a timely manner and we could be required to restate our financial statements which could lead to substantial additional costs for accounting and legal fees.

We make numerous estimates or judgments relating to our critical accounting policies and these estimates create complexity in our accounting. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could change from investor expectations, which could cause our stock price to fall.

We are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in conformity with generally accepted accounting principles in the United States, or GAAP. We use significant judgments, assumptions and estimates in the preparation of our consolidated financial statements including those related to revenue recognition, stock based compensation, credit risk, and values surrounding software development and intangible assets and their economic useful lives.

Various factors contribute to complexity in our accounting. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. We have historically reported all our revenue on a gross basis because we concluded that we were a principal in all our transactions. In connection with our year-end financial statement close process and preparation of this Annual Report, we determined that we were more appropriately considered an agent in our Content Workflow transactions which resulted in a lower reported GAAP revenue and related cost of revenue. We continue to report our revenue on a gross basis for the Managed Services portion of our business where we have the performance obligation to provide content, sponsored social or other services to our customers. Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue on a gross to net or net to gross basis. As a result, we may experience significant fluctuations in our revenue depending on the nature of our sales and our reporting of such revenue and related accounting treatment, without any change in our underlying business or net income. Our guidance or estimates about the combination of gross or net revenue are based upon the volumes and characteristics that we believe will be the mix of revenue during the period. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by subsequent changes in circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. Even apparently minor changes in transaction terms from those initially envisioned can result in different accounting conclusions from those foreseen. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.

Further, our acquisitions have imposed purchase accounting requirements, required us to integrate accounting personnel, systems, and processes, necessitated various consolidation and elimination adjustments, and imposed additional filing and audit requirements. Ongoing evolution of our business, changes in underlying GAAP and any future acquisitions, will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below investor expectations or guidance we may have provided, resulting in a decline in our stock price and potential legal claims.

We are continuing to develop our IZEAx platform and are in the process of transitioning certain features and customers from our legacy Ebyline and ZenContent platforms. Our updated IZEAx platform may not achieve sufficient market acceptance to be commercially viable for open marketplace or SaaS services.

We are continuing to develop our primary platform, IZEAx, and we intend to focus the majority of our engineering resources on the IZEAx platform for the foreseeable future. Throughout 2018, we will continue to add additional features to support SaaS white-label partners and integrate the Ebyline and ZenContent platform offerings for custom content services within our IZEAx platform. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term commercial success or growth. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us. The Ebyline platform is naturally declining as we are dedicating resources to the continuation and development of our IZEAx platform. We are working towards merging the two platforms and there is a risk that the merging of our Ebyline customers into IZEAx will result in a further decrease in revenue related to the self-service Content Workflow business if the customers do not understand the changes or do not believe that the IZEAx platform can provide them with a similar or improved service from what they received in the Ebyline platform. Additionally, there is a risk that existing creators registered under our Ebyline and ZenContent platforms will either not migrate or will not participate and accept offers after their migration into IZEAx. If our marketers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new marketers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

We have experienced rapid growth over a short period and we do not know whether this will continue. If we are unable to manage our growth effectively or successfully respond to changes in the market, our business could be harmed.

Our business has grown rapidly in a relatively short period of time as publishers, marketers and creators have increasingly used our services or offerings on our platforms. We have increased our revenues over the past three years from $8,322,274 for the year ended December 31, 2014 to $24,437,649 for the year ended December 31, 2017. This growth of our business has placed, and the continued growth that we expect will continue to place, significant demands on our management team and pressure to expand our operational and financial structure. We expect we will need to hire new employees to meet growing business needs. To manage the expected growth of our operations and personnel, we will be required to:

•	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

•	install enhanced management information systems; and

•	train, motivate and manage our employees.

We may be unable to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations, and overall business.

Although we have experienced rapid growth in the past, there is no assurance that such growth will continue. It is difficult to predict whether our recent and historical levels of growth can be maintained. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. We expect that our service offerings and our platforms will evolve in ways that may be difficult to predict. It is possible that marketers and creators could broadly determine that they no longer believe in the value of our current platforms. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business, prospects, results of operations and financial condition could be materially harmed.

We have been named as a defendant in a securities class action lawsuit. This litigation, and any other similar or related claims or investigations, could result in substantial damages and cost and may divert management’s time and attention from our business.
A securities lawsuit, Julian Perez v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The plaintiffs seek to recover damages for investors under federal securities laws. We are still in the early stages of this litigation and are unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
The lawsuit, and any other similar or related claims or investigations could result in the diversion of management’s time and attention away from business operations, which could harm our business and also harm our relationships with existing customers, vendors and business partners. They may also materially damage our reputation and the value of our brand. Our legal expenses incurred in defending the law suit, and any other similar or related matter, could be significant, and a ruling against us, or any settlement, could have a material adverse effect on us.
There can be no assurance that any litigation to which we are, or in the future may become, a party will be resolved in our favor. This lawsuit and any other lawsuits that we may become party to are subject to inherent uncertainties, and the costs to us of defending litigation matters will depend upon many unknown factors. Any claim that is successfully decided against us may require us to pay substantial damages, including punitive damages, and other related fees, or prevent us from selling certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are or may become a party will likely be expensive and time consuming to defend or resolve.
Fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position.

We are exposed to foreign currency exchange rate fluctuations, because a portion of our sales, expenses, assets and liabilities are denominated in foreign currencies. Changes in the value of foreign currencies, particularly the Canadian dollar, affect our results of operations and financial position. With respect to international sales initially priced using U.S. dollars as a cost basis, a decrease in the value of foreign currencies relative to the U.S. dollar would make our products less price competitive. Once the product is sold at a fixed foreign currency price, we could experience foreign currency gains or losses that could have a material effect on our operating results.

We may have increases in tax expenses and uncertain future tax liabilities due to the recent enactment of the Tax Cuts and Jobs Act.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”), was signed into law resulting in significant changes to U.S. tax law, generally effective for tax years beginning after December 31, 2017. Among other changes, the Tax Act reduces the U.S. corporate income tax rate to 21 percent from a maximum rate of 35 percent; implements a new system of taxation for non-U.S. earnings, including imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries, permitting deductions for certain dividends from non-U.S. subsidiaries and expanding income inclusions from controlled foreign corporations; imposes significant additional limitations on the deductibility of interest; and allows for the expensing of certain capital expenditures. In the absence of guidance on various ambiguities in the application of certain provisions of the Tax Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Act. It is possible, however, that the U.S. Internal Revenue Service will issue subsequent guidance or take positions that differ from our prior interpretations and assumptions, which could have a material adverse effect on our deferred tax assets and liabilities, results of operations, and financial condition.

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

Future acquisitions could result in potentially dilutive issuances of our equity securities, including our common stock, or the addition of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our business, financial condition and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms, or at all. We currently have no commitments or agreements with respect to any such acquisitions, and there can be no assurance that we will complete any acquisitions in the future.

The social sponsorship landscape is subject to numerous changes that could cause our revenue to decline.

Our social sponsorship business model may not continue to be effective in the future for a number of reasons, including the following:

•	social sponsorship is, by its nature, limited in content relative to other media (less time or fewer words are able to be used to convey meaning);

•	companies may be reluctant or slow to adopt social sponsorship that replaces, limits or competes with their existing direct marketing efforts;

•	companies may prefer other forms of advertising we do not offer, including certain forms of search engine placements;

•
companies may not utilize social sponsorship due to concerns of “click-fraud” particularly related to search engine placements in which a person or computer program imitates a legitimate user by clicking on an advertisement for the purpose of generating a charge per click without having an actual interest in the target of the advertisement's link; and

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

We rely on third-party social media platforms to provide the mechanism necessary to deliver influencer marketing, and any change in the platform terms, costs, availability, or access to these technologies could adversely affect our business.

We rely on third-party social media platforms such as Facebook, Instagram, Twitter, and YouTube to serve as the mechanism for publishing influencer marketing to targeted audiences, in order to deliver our sponsored social services to our customers. These platforms include technologies that provide some of the core functionality required to operate the sponsored social portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services and reporting. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making with respect to granting us access to their social media platforms, or providing us with analytical data, and any material change in the current terms, costs, availability or use of their social media platforms or analytical data could adversely affect our business.

Our business depends on continued and unimpeded access to the Internet by us and by our customers and their end users. Internet access providers or distributors may be able to block, degrade or charge for access to our content, which could lead to additional expenses to us and our customers and the loss of end users and advertisers.

Products and services such as ours depend on our ability and the ability of our customers' users to access the Internet. Currently, this access is provided by companies that have, or in the future may have, significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers may take, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to products or services such as ours by restricting or prohibiting the use of their infrastructure to support or facilitate product or service offerings such as ours, or by charging increased fees to businesses such as ours to provide content or to have users access that content. In 2015, the Federal Communications Commission (“FCC”) released an order, commonly referred to as net neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful Internet traffic on the basis of content, application or service and (ii) the practice of favoring some Internet traffic over other Internet traffic based on the payment of higher fees. In December 2017, the FCC voted to overturn the net neutrality regulations imposed by the 2015 order. Internet service providers in the U.S. may now be able to impair or degrade the use of, or increase the cost of using, our products or services. Such interference could result in a loss of existing viewers, subscribers and advertisers, and increased costs, and could impair our ability to attract new viewers, subscribers and advertisers, thereby harming our revenues and growth.

In order for our social sponsorship business to be successful, we must retain existing creators, as well as continue to build our network of creators.

We must continue to retain and acquire creators that publish sponsorships through IZEAx in order to increase revenue from customers and achieve profitability. If creators do not perceive our products and services to be of high value and quality or if we fail to provide value with IZEAx, we may not be able to acquire or retain creators. If we are unable to acquire new creators in numbers sufficient to grow our business, or if creators cease using our products and services, the revenue we generate may decrease and our operating results will be adversely affected. We believe that many of our new creators originate from word of mouth and other referrals from existing creators, and therefore we must ensure that our existing creators remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing creators are not successful, we may be unable to acquire new creators in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new creators.
Intense competition in our target markets could impair our ability to grow and to achieve profitability.

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

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “IZEA” brand is critical to expanding our base of creators and marketers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote, maintain, and protect the “IZEA” brand, or if we incur excessive expenses in this effort, our business, prospects, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Unfavorable publicity or consumer perception of our platforms, applications, practices or service offerings, or the offerings of our marketers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of marketers and the size of our creator base, the loyalty of our creators and the number and variety of sponsorships we offer each day. As a result, our business, prospects, results of operation and financial condition could be materially and adversely affected.

Our total number of user accounts may be higher than the number of our actual individual marketers or creators and may not be representative of the number of persons who are active users.

Our total number of user accounts in the IZEAx, Ebyline and ZenContent platforms may be higher than the number of our actual individual marketers and creators because some may have created multiple accounts for different purposes, including different user connections. We define a user connection as a social account or blog that has been added to IZEAx under a user account. It is possible for one user to add as many user connections as they like, and it is common for talent mangers and large publishers to add several connections under a single account. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total user connections and user accounts as our measure of the size of our user base. In addition, the number of user accounts includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms. Many users may create an account, but may not actively participate in marketplace activities.

Our cryptocurrency mining activities will be unsuccessful unless cryptocurrencies and their mining and trading systems are further developed and are more widely accepted by consumers, investors and government regulators.

IZEA maintains a small cryptocurrency mining operation. Our cryptocurrency mining activities will be subject to the significant risks accompanying the development or acceptance of cryptocurrencies and their mining and trading systems. Cryptocurrencies such as bitcoins which may be used, among other things, to buy and sell goods and services, are part of a new and rapidly evolving industry. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty. The factors affecting the further development of this industry, as well as our cryptocurrency initiative, include:

•	continued worldwide growth in the adoption and use of cryptocurrencies;

•
general economic conditions, as well as government and quasi-government regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency trading systems;

•	changes in consumer demographics and public preferences;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using government-issued currencies; and

•	negative consumer sentiment and perception of cryptocurrencies

Recently, cryptocurrencies and their infrastructure and markets have been subject to increased regulation and negative public attention. For example, various media social media and internet service providers have limited the availability to market cryptocurrency related advertising. In 2018, we developed a CPU mining software application that could pool our network’s computing resources to mine cryptocurrency. However, due to increasing financial, legal and regulatory uncertainty around cryptocurrency, we have decided not to release our mining software to the public at this time. Unless and until the financial, legal and regulatory landscape with respect to, as well as the public perception of, cryptocurrencies improves, we will be hampered in our ability to further develop our cryptocurrency related activities. Any slower than expected acceptance or adoption or any decline in the acceptance or adoption of cryptocurrency could have a detrimental impact on the profit margins of our mining operations and our cryptocurrency initiative in general.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.

As described in the section “Business - Government Regulation,” we are subject to laws and regulations applicable to businesses generally and certain laws or regulations directly applicable to service providers for advertising and marketing Internet commerce. Due to the increasing popularity and use of social media, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to social media covering issues such as:

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

We do not engage in targeted or online behavioral advertising practices, nor do we compile or use information concerning consumer behavior on an individual level, but we may do so from time to time in the aggregate and on an anonymous basis to analyze our services and offerings, and to better optimize them for improved business results.  As the practice of targeted advertising is increasingly scrutinized by both regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet, and providing them with the right to opt in or opt out of certain industry practices, such as targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in the section “Business - Government Regulation” is the increased importance placed on transparency between the marketer and the consumer to ensure that consumers know the difference between “information” and “advertising” on the Internet, and are afforded the opportunity to decide how their data will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception “of the practice of undisclosed compensation of social media users to endorse specific products” which pertains to a risk of overall general public confidence in the FTC's ability to enforce its Guides Concerning the Use of Endorsements and Testimonials in Advertising in social media.  As described in the section “Business - Government Regulation,” we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that marketers and creators comply with the FTC Guides when utilizing our sites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on blogs for useful, timely and insightful information that enrich their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace.  If there is pervasive overall negative perception caused by others not complying with FTC Guides among its other acts, regulations and policies, then this could result in reduced revenue and results of operations and higher compliance costs for us.

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

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, the European Union adopted the GDPR, which will go into effect in May 2018, and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful. Noncompliance could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenues and damage to our reputation and brand. We also may find it necessary to establish systems to maintain personal data originating from the European Union in the European Economic Area as a result of changes or restrictions to currently legitimate methods of effectuating cross-border personal data transfers to countries outside of the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. Additionally, there could be uncertainty as to how to comply with other European Union privacy laws, such as country-specific laws that may conflict with or deviate from European Union privacy directives, such as the GDPR.

We have posted privacy policies and practices concerning the collection, use and disclosure of creator data on our websites and platforms. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of creators or marketers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms and applications, and any significant disruption in service on our platforms and applications could result in a loss of creators or marketers.

Creators and marketers access our services through our platforms and applications. Our reputation and ability to acquire, retain, and serve our creators and marketers are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. If our creator base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our creator base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our creators and marketers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential creators and marketers, which could harm our operating results and financial condition.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, marketers and creators may curtail or stop using our services, and we may incur significant legal and financial exposure.

Our platforms and applications and the network infrastructure that is hosted by third-party providers involve the storage and transmission of marketer and creator proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third-party hosting service that we rely upon or any number of other reasons and, as a result, an unauthorized party may obtain access to our data or our marketers' or creators' data. Additionally, outside parties may attempt to fraudulently induce employees, marketers or creators to disclose sensitive information in order to gain access to our data or our marketers' or creators' data.  Although we do have security measures in place, we have had instances where some customers have used fraudulent credit cards in order to pay for our services. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain and use unauthorized credit cards, obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose marketers, creators and vendors and have difficulty obtaining merchant processors or insurance coverage essential for our operations.

If our technology platforms contain defects, we may need to suspend their availability and our business and reputation would be harmed.

Platforms as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial release of new platforms or enhancements to existing platforms. Although we attempt to resolve all errors that we believe would be considered serious by our customers before making our platforms available to them, our products are not error-free. We may not be able to detect and correct errors before releasing our product commercially. We cannot ensure that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors, considered minor by us, will not result in serious issues for our customers. Any such errors or performance problems may be considered serious by our customers, resulting in a decrease in our revenues.

We may be subject to lawsuits for information by our marketers and our creators, which may affect our business.

Laws relating to the liability of providers of online services for activities of their marketers or of their social media creators and for the content of their marketers' listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our platforms. These types of claims have been brought, sometimes successfully, against online services and print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our marketers or our creators. Our potential liability for unlawful activities of our marketers or our creators or for the content of our marketers' listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

If we fail to detect click-fraud or other invalid clicks, we could lose the confidence of our marketers and advertising partners as a result of lost revenue to marketers or misappropriation of proprietary and confidential information, thereby causing our business to suffer.

“Click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by intentionally clicking on an advertisement for the purpose of generating a charge per click without having an actual interest in the target of the advertisement's link. We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. The security measures we have in place, which are designed to reduce the likelihood of click-fraud, detect click-fraud from time to time. Although the instances of click-fraud that we have detected to date have not had a material effect on our business, click-fraud could result in a marketer experiencing a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the marketers. As a result, our marketers and advertising partners may become dissatisfied with our advertising programs, which could lead to loss of marketers, advertising partners and revenue. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

Historically, we have not relied upon patents to protect our proprietary technology, and our competitors may be able to offer similar products and services, which would harm our competitive position.

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

The content and social sponsorship industry is subject to rapid technological change and, to compete, we must continually enhance our products and services.

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

We believe our future success will depend upon our ability to retain our key management, including Edward H. Murphy, our President and Chief Executive Officer, and Ryan S. Schram, our Chief Operating Officer. Mr. Murphy, who is our founder, has unique knowledge regarding the social sponsorship space and business contacts that would be difficult to replace. Mr. Schram has sales, marketing and development expertise regarding our platforms that our other officers do not possess. Even though we have employment agreements in place with them, if Messrs. Murphy and Schram were to become unavailable to us, our operations would be adversely affected. Although we maintain “key-man” life insurance for our benefit on the lives of Mr. Murphy and Mr. Schram, this insurance may be inadequate to compensate us for the loss of our executive officers.

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

Risks Relating to our Common Stock

There can be no assurance that we will continue to meet the requirements for our common stock to trade on the Nasdaq Capital Market.
Since becoming listed on the Nasdaq Capital Market on January 26, 2016, we have been required to comply with certain Nasdaq listing requirements, including, without limitation, with respect to our corporate governance, finances and stock price. If we fail to meet any of these requirements, our shares could be delisted. In particular, Nasdaq rules include minimum bid price, stockholders’ equity and public float requirements.
There is no assurance that we will continue to meet the continued listing requirements. For example, during the period of the delay in filing this Annual Report, on April 5, 2018, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) because we had not yet filed this Annual Report. In accordance with Nasdaq listing rules, we have 60 calendar days, or until June 4, 2018, to submit our plan to regain compliance with the timely periodic reporting requirement. Although, upon the filing of this Annual Report for the year ended December 31, 2017, we are now current in our filing of periodic reports under the Exchange Act and have therefore regained compliance with Nasdaq’s continued listing requirements, there is no assurance that we will be able to maintain compliance with other applicable Nasdaq listing requirements in the future.
Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity and a minimum bid price of $1. We cannot provide assurance that we will be able to maintain the stockholders’ equity balance or a minimum bid price above these minimum thresholds. If we fall below the minimum requirements, we will need to develop a plan to regain compliance. Such plans may include the need to raise additional capital in order to comply. Sales of a substantial number of shares of our common stock or securities convertible or exercisable into shares of our common stock could cause the market price of our common stock to drop and could dilute your percentage of ownership. If our plans are unsuccessful, our common stock may be delisted from the Nasdaq Capital Market.
If our common stock were delisted from the Nasdaq Capital Market, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent future non-compliance with Nasdaq’s listing requirements.
Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of April 13, 2018, we had 5,819,246 shares of common stock issued, outstanding stock options to purchase 1,040,757 shares of our common stock at an average exercise price of $5.95 per share, and outstanding warrants to purchase 514,012 shares of our common stock at an average exercise price of $8.47 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 306,004 shares of common stock under our May 2011 Equity Incentive Plan and 33,594 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to the earn-out provisions of the stock purchase agreements in connection with our Ebyline and ZenContent acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, and the issuance of new shares pursuant to acquisition earn-out provisions, will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. pursuant to the terms of a Stock Purchase Agreement by and among our company, ZenContent and the stockholders of ZenContent for a maximum purchase price to be paid over the next three years of $4,500,000. Upon closing we made a cash payment of $400,000 and issued 86,207 shares of our common stock valued at $600,000 (using the 30 trading-day volume-weighted average closing price of our common stock of $6.96 per share as of July 29, 2016). The agreement also requires (i) three equal annual installment payments totaling $1,000,000 commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock, determined at our option. If we issue stock as payment for up to 67% of the future amounts owed, there is no stated maximum on the number of shares that we may issue. This may result in the issuance of substantial amount of shares because the number of shares will be determined using the 30 trading-day volume-weighted average closing price of our common stock prior to the payment. The issuance of a substantial number of shares of our common stock to the former stockholders of ZenContent or our other stockholders or the perception that such sales may occur could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

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

While our shares of common stock are listed for trading on the Nasdaq Capital Market, the stock market in general, and the stock prices of technology-based companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock has historically experienced and may continue to experience significant volatility. As a result, the market price could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

•	expiration of any Rule 144 holding periods or registration of unregistered securities issued by us;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments; and

•	economic and other external factors.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. We occupy this office pursuant to a sixty-five month sublease agreement that expires in April 2019, but is renewable for one additional year until April 2020. Our Winter Park lease covers approximately 15,500 square feet. We also occupy flexible office space under monthly membership contracts in Los Angeles, San Francisco, Chicago and Toronto. We believe these facilities are adequate and suitable for our current business needs. We do not own any real property.

ITEM 3 – LEGAL PROCEEDINGS

On April 4, 2018, a securities lawsuit, Julian Perez v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted in the U.S. District Court for the Central District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The plaintiffs seek to recover damages for investors under federal securities laws. We believe that the plaintiffs’ allegations are without merit and intend to vigorously defend against the claims. We are still in the early stages of this litigation and are unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any other legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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

The following table sets forth for the periods indicated the range of the high and low sales prices for our common stock as reported on the Nasdaq Capital Market:

Fiscal year ended December 31, 2016	High	Low
First quarter (beginning January 26, 2016)	$8.50	$6.10
Second quarter	$7.90	$5.55
Third quarter	$7.95	$5.51
Fourth quarter	$5.97	$4.11

Fiscal year ended December 31, 2017	High	Low
First quarter	$5.73	$2.99
Second quarter	$4.20	$1.72
Third quarter	$7.63	$1.37
Fourth quarter	$7.85	$3.00

From January 1 through January 25, 2016, our high and low intra-day bid information (for the period when our common stock traded on the OTCQB Marketplace) was $9.00 and $6.38, respectively. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation.

Holders

As of April 13, 2018, we had approximately 313 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

See the section “Equity Compensation Plan Information,” under Item 11 in Part III of this Annual Report.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during the year ended December 31, 2017, there were no unregistered sales of equity securities by us during the year ended December 31, 2017.

The foregoing issuances of shares were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

IZEA creates and operates online marketplaces that connect marketers with content creators. Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics and payment processing.

We help power the creator economy, allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity and influence through our marketers. These creators are compensated by IZEA for producing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels.

Marketers, including brands, agencies, and publishers, engage us to gain access to our industry expertise, technology, analytics, and network of creators. The majority of the marketers engage us to perform these services on their behalf, but they also have the ability to use our marketplaces on a self-service basis. Our technology is used for two primary purposes: the engagement of creators for influencer marketing campaigns (also known as “Influencer Marketing” or “Sponsored Social”), or the engagement of creators to create stand-alone custom content for the marketers' own use and distribution (“Custom Content”). Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

    Our primary technology platform, The IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator's personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. In addition to IZEAx, we operate the Ebyline technology platform, which we acquired in January 2015 and the ZenContent platform, which we acquired in July 2016. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs. The ZenContent platform is an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers.

Key Components of Results of Operations

We have elected to change our consolidated statement of operations presentation from a two-step presentation, where cost of sales are deducted from revenue to report a gross profit line, to a one-step presentation, where total costs and expenses are deducted from revenue. Because we report some of our revenue on a gross basis and other portions of our revenue on a net basis, we believe that this presents a more appropriate representation of our business operations.

We measure our business using our consolidated operating results considered as one segment. We review our results of operations based on the following categories:

Revenue

We derive revenue from managing content services or advertising campaigns for our customers, as well as from making our platforms available to allow customers the ability to purchase content directly from our creators. We categorize our revenue by three primary revenue streams: revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing or amplification services (“Managed Services”), revenue from transactions generated by the self-service use of our platforms by marketers to handle their content workflow from initial content request to payment of content received or distributed (“Content Workflow”), and revenue derived from various service and license fees charged to users of our platforms (“Service Fee Revenue”). As discussed in more detail within "Critical Accounting Policies" and in “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8, revenue from our Managed Services and Service Fees are reported on a gross basis and revenue from Content Workflow is reported on a net basis.

Cost of Revenue

    Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide the custom content, influencer marketing or amplification services for our Managed Service customers where we report revenue on a gross basis. Personnel costs included in cost of services include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to the personnel who are primarily responsible for providing support to our customers and ultimately fulfillment of our obligations under our contracts with customers. We capitalize costs that were incurred with software that is developed or acquired for our revenue supporting platforms and amortize these costs over the estimated useful lives of those platforms. This amortization is separately stated under depreciation and amortization.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel and miscellaneous departmental costs for our sales and sales support personnel, as well as marketing expenses such as brand marketing, public relation events, trade shows and marketing materials, and travel expenses.

General and Administrative

Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities related costs, and other corporate related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining and improving our technology, along with hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization. General and administrative expense also includes costs related to our acquisitions and fluctuations in our estimates on contingent earnout payments and compensation allocations related to these acquisitions. To the extent that our earnout estimates change, there will be fluctuations in the amount expensed each period.

Depreciation and Amortization

Depreciation and amortization consists primarily of amortization on our internal use software and acquired intangible assets from our business acquisitions. To a lesser extent, we also have depreciation and amortization on equipment and leasehold improvements used by our personnel. Costs are amortized or depreciated over the estimated useful lives of those assets.

Other Income (Expense)

Interest Expense. Interest expense is mainly related to the imputed interest on our acquisition costs payable and interest when we use our line of credit facility.

Change in Fair Value of Derivatives, net. On occasion, we enter into financing transactions that give rise to derivative liabilities. Additionally, we issue restricted stock that vests over future periods. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change.

Other Income (Expense). Other income consists of interest income for interest earned on our cash and cash equivalent balances and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.

Results of Operations for the Twelve Months Ended December 31, 2017, 2016, and 2015

The following table sets forth a summary of our consolidated statements of operations and the percentage of change between the periods:

	Twelve Months Ended			Increase (Decrease)
	December 31, 2017	(As Restated) December 31, 2016	(As Restated) December 31, 2015	2017 vs 2016	2016 vs 2015
Revenue	$24,437,649	$21,234,297	$14,109,685	15%	50%

Costs and expenses:
Cost of revenue (exclusive of amortization)	11,585,316	10,474,769	7,598,537	11%	38%
Sales and marketing	7,593,197	7,989,590	6,286,353	(5)%	27%
General and administrative	9,218,565	8,946,431	6,387,984	3%	40%
Depreciation and amortization	1,516,807	1,299,851	1,059,131	17%	23%
Total costs and expenses	29,913,885	28,710,641	21,332,005	4%	35%
Loss from operations	(5,476,236)	(7,476,344)	(7,222,320)	(27)%	4%
Other income (expense):
Interest expense	(64,950)	(82,944)	(115,861)	(22)%	(28)%
Loss on exchange of warrants	—	—	(1,845,810)	100%	(100)%
Change in fair value of derivatives, net	39,269	9,163	(2,133,820)	329%	(100)%
Other income (expense), net	34,218	(10,075)	9,640	(440)%	(205)%
Total other income (expense), net	8,537	(83,856)	(4,085,851)	(110)%	(98)%
Net loss	$(5,467,699)	$(7,560,200)	$(11,308,171)	(28)%	(33)%

The following table sets forth a summary of our consolidated statements of operations as a percentage of revenue for the periods:

	Twelve Months Ended
	December 31, 2017	(As Restated) December 31, 2016	(As Restated) December 31, 2015
Revenue	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of amortization)	47%	49%	54%
Sales and marketing	31%	38%	45%
General and administrative	38%	42%	45%
Depreciation and amortization	6%	6%	7%
Total costs and expenses	122%	135%	151%
Loss from operations	(22)%	(35)%	(51)%
Other income (expense):
Interest expense	—%	—%	(1)%
Loss on exchange of warrants	—%	—%	(13)%
Change in fair value of derivatives, net	—%	—%	(15)%
Other income (expense), net	—%	—%	—%
Total other income (expense), net	—%	—%	(29)%
Net loss	(22)%	(35)%	(80)%

Revenue

We derive revenue from managing content services or advertising campaigns for our customers, as well as from making our platforms available so marketers may purchase content directly from our creators. We categorize our revenue by three primary revenue streams: revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing or amplification services (“Managed Services”), revenue from transactions generated by the self-service use of our platforms by marketers to handle their content workflow from initial content request to payment of content received or distributed (“Content Workflow”), and revenue derived from various service and license fees charged to users of our platforms (“Service Fee Revenue”). As discussed in more detail within "Critical Accounting Policies," revenue from our Managed Services and Service Fees are presented on a gross basis and revenue from Content Workflow is presented on a net basis.

The following table illustrates our revenue by stream, the percentage of total revenue by stream, and the percentage of change between the periods:

	Twelve Months Ended						Increase (Decrease)
	December 31, 2017		(As Restated) December 31, 2016		(As Restated) December 31, 2015		2017 vs 2016	2016 vs 2015
Managed Services	$23,836,236	98%	$20,393,757	96%	$13,358,188	95%	17%	53%
Content Workflow, net	350,648	1%	465,378	2%	491,489	3%	(25)%	(5)%
Service Fees & Other	250,765	1%	375,162	2%	260,008	2%	(33)%	44%
Total Revenue	$24,437,649	100%	$21,234,297	100%	$14,109,685	100%	15%	50%

Revenues for the twelve months ended December 31, 2017 increased by $3,203,352, or approximately 15%, compared to the same period in 2016. Revenues for the twelve months ended December 31, 2016 increased by $7,124,612, or approximately 50%, compared to the same period in 2015.

We have invested the majority of our time and resources in our Managed Services which provides the majority of our revenue. The acquisitions of Ebyline and ZenContent over the past two years allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns. The increase in product offerings resulted in higher revenue per customer and repeat business from existing customers, primarily due to concentrated sales efforts toward larger IZEA-managed campaigns that have components of both custom content and influencer marketing.

Content Workflow revenue primarily generated from newspaper and traditional publishers through the Ebyline platform on a self-service basis is declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Content Workflow represents our net margins received on this business which averaged approximately 7% in all years. We expect to see continued declines in Content Workflow revenue up to 35% in 2018 compared to prior year levels due to an expected overall decline in the usage of our Ebyline platform by these legacy customers.

Service Fee revenue decreased in the twelve months ended December 31, 2017, due to reduced licensing fees charged to marketers using our platforms during 2017 as compared to 2016, as we were developing additional features in IZEAx necessary to meet the future needs of our partners and self-service marketers and enable a better user experience.

Cost of Revenue

Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide custom content and advertising and our internal personnel costs for those primarily responsible for fulfillment of our obligations under our Managed Services. Cost of revenue for the twelve months ended December 31, 2017 increased by $1,110,547, or approximately 11%, compared to the same period in 2016.  The majority of this increase is proportional to the increase in our revenue from Managed Services. Cost of revenue as a percentage of revenue declined by two basis points from 49% in 2016 to 47% in 2017. Our direct costs related to third-party creators remained consistent at approximately 40% of our cost of revenue for Managed Services in 2017 and 2016, while our internal fulfillment costs declined to approximately 9% of our cost of revenues for Managed Services during the twelve months ended December 31, 2017 compared to 11% for the same period in 2016. This is due to a decrease of approximately $100,000 in personnel costs as a result of a decrease in the number of campaign fulfillment personnel used to manage our customer campaigns offset by standard salary increases. From November 2016 through 2017, we were able to decrease the number of fulfillment personnel used to manage our campaigns following our implementation of platform enhancements that enabled them to handle larger campaigns with minimal increase on their time.

Cost of revenue for the twelve months ended December 31, 2016 increased by $2,876,232, or approximately 38%, compared to the same period in 2015. The majority of this increase is proportional to the increase in our revenue from Managed Services. Cost of revenue as a percentage of revenue declined by five basis points from 54% in 2015 to 49% in 2016 as we implemented price increases on our custom content assets to bring them in line with pricing on our influencer marketing services. Additionally, we were able to provide quality content creators and achieve efficiencies in scale from the integration of Ebyline and ZenContent assets into our operations.

Sales and Marketing

Sales and marketing expenses for the twelve months ended December 31, 2017 decreased by $396,393, or approximately 5%, compared to the same period in 2016.  We increased our public relations expense by $300,000 as a result of our IZEAFest Conference held in February 2017. However, in the remainder of 2017, we decreased our spending on marketing and strategy by approximately $642,000 compared to 2016. This decrease came from the non-renewal of our public relations and strategy consultants after July 2016 and a decrease in tradeshow attendance and promotional spending as part of our efforts to reduce costs during 2017 to speed up our path to near term profitability.

Sales and marketing expenses for the twelve months ended December 31, 2016 increased by $1,703,237, or approximately 27%, compared to the same period in 2015.  This increase was primarily the result of a $2.1 million increase in sales personnel and contractor wages, taxes and benefit costs as we increased our average number of sales and marketing personnel by 26% since the prior year. Commission expense included in the wages increased by approximately $250,000 as a result of the increase in customer bookings. Travel costs and other variable costs personnel costs increased by $228,000 as a result of increased training and corporate events during the first half of 2016. These increases were offset by a $623,000 decrease in public relations and marketing events during 2016 as compared to 2015, because we held our IZEAFest Conference in late 2015 and did not repeat this event until early 2017.

General and Administrative

     General and administrative expense for the twelve months ended December 31, 2017 increased by $272,134, or approximately 3%, compared to the same period in 2016. The increase was primarily attributable to the change in our acquisition cost liability related to the ZenContent acquisition in July 2016, which contributed $386,579 to the increase in general and administrative expense. On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments are subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or if she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price in accordance with ASC 805-10-55-25. The compensation expense recorded as general and administrative expense and accrued to the acquisition cost liability during the twelve months ended December 31, 2017 and 2016 was $162,500 and $102,431, respectively. We also determined that the current fair value of the $2,500,000 contingent performance payments for ZenContent was $744,510 as of December 31, 2017 compared to $324,000 as of December 31, 2016. As a result of the change in the value, we recorded a $420,510 non-cash expense during the twelve months ended December 31, 2017. Of this amount, $185,945 was allocated to compensation expense and $234,565 was allocated as an increase in the fair value of the contingent performance payments. During the twelve months ended December 31, 2016, we recorded a $94,000 increase in the fair value of the contingent performance payments when the estimated fair value increased from the initial estimate of $230,000 on July 31, 2016 to $324,000 as of December 31, 2016. To the extent that our future estimates in the value of contingent performance payments change, this will continue to affect our general and administrative expense.

The increase in general and administrative expense due to acquisition cost during the twelve months ended December 31, 2017 was partially offset by a $125,000 decrease in investor relation expenses due to the non-renewal of our investor relations firm effective May 1, 2017 and lower Nasdaq filing fees. Stock option expense decreased by approximately $27,000 due to completed vesting on prior option issuances and lesser option expense for newer option issuances.

General and administrative expense for the twelve months ended December 31, 2016 increased by $2,558,447, or approximately 40%, compared to the same period in 2015. The increase was attributable to a $1 million increase in personnel costs and a $142,000 increase in variable costs related to personnel such as software and subscription costs, communication, travel and supply costs. These costs increased as a result of an increase in the average number of our administrative and engineering personnel by 34% since the prior year period due to increasing demands and the need to improve our platforms to meet customer needs and create operational efficiencies in response to increased demand for our services. The increase in general and administrative expense is also attributable a $131,000 increase in rent for our additional office locations. Legal fees decreased by $784,000 from the prior year period due to the settlement of our patent litigation in August 2015.

General and administrative expense primarily increased as a result of a $2.0 million change between the 2015 and 2016 full year periods in our acquisition cost liability related to our acquisition of Ebyline in January 2015 and ZenContent in July 2016. On January 30, 2015, we purchased all of the outstanding shares of capital stock of Ebyline for aggregate consideration up to $8,850,000, including guaranteed payments of $3,350,000 and contingent performance payments up to $5,500,000 based on Ebyline meeting certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. We initially determined the fair value of the contingent payments to be $2,210,000. Of this amount, $357,700 was determined to be future compensation expense and the $1,834,300 remainder was determined to be purchase consideration and recorded as acquisition costs payable. During the twelve months ended December 31, 2015, we reassessed the expected revenues to be produced from Ebyline over the next three years and did not believe that it would meet any of the targets required to achieve the performance payments. Therefore, we recorded a gain of $1,834,300 for the twelve months ended December 31, 2015, due to the reduction in our estimated fair value of contingent acquisition costs payable. As described above, we recorded compensation expense of $102,431 during the twelve months ended December 31, 2016 related to the ZenContent acquisition liability. We also determined that the current fair value of the contingent performance payments for ZenContent was $324,000 as of December 31, 2016 versus our original estimate of $230,000 on July 31, 2016 and recorded the $94,000 change as a general and administrative expense.

Depreciation and Amortization

Depreciation expense on property and equipment was $211,769, $253,004, and $206,670 for the twelve months ended December 31, 2017, 2016, and 2015, respectively. Depreciation expense declined in 2017 due to minimal increases in our property and equipment and many of our assets becoming fully depreciated. It increased in 2016 due to an increase in equipment purchased for the additional personnel in 2016.

Our amortization expense increased by $258,191 as a result of additional amortization on the increase in our intangible assets from software costs and the intangibles acquired in the Ebyline and ZenContent acquisitions. Amortization expense related to acquired intangible assets was $994,627, $865,655, and $730,278 for the twelve months ended December 31, 2017, 2016, and 2015, respectively. The portion of this amortization expense specifically related to the costs of acquired technology for our platforms that is presented separately from cost of revenue was $106,000, $79,167, and $55,000 for the twelve months ended December 31, 2017, 2016, and 2015, respectively. Amortization expense related to internal use software development costs that is presented separately from cost of revenue was $310,411, $181,192, and $122,183 for the twelve months ended December 31, 2017, 2016, and 2015, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense decreased by $17,994 to $64,950 during the twelve months ended December 31, 2017 compared to the same period in 2016 and by $32,917 to $82,944 during the twelve months ended December 31, 2016 compared to the same period in 2015 primarily due to the lower imputed interest on the remaining balance of acquisition costs payable.

From July 20, 2015 through August 14, 2015, we offered a 25% discount on the warrant exercise prices to investors holding our series A and series B warrants to purchase common stock issued in our August-September 2013 private placement (the “2013 Warrants”) and a 26% discount on the warrant exercise prices to investors holding series A and series B warrants to purchase common stock issued in our February 2014 private placement (the “2014 Warrants” and together with the 2013 Warrants, the "Warrants"). At the close of the offer period on August 14, 2015, Warrants for a total of 2,191,547 shares of common stock were exercised and converted into common stock at an average exercise price of $5.87 per share for total proceeds of $12,861,057 less $3,972 in transaction costs. The amendment of Warrants to reduce the exercise price required us to treat the adjustment as an exchange whereby we computed the fair value of the Warrants immediately prior to the price reduction and the fair value of the Warrants after the price reduction. The $1,845,810 change in the fair value of the Warrants as a result of the price reduction was treated as a loss on exchange and recorded in the consolidated statements of operations during the twelve months ended December 31, 2015.

Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change. We recorded income of $39,269 and $9,163 and a loss of $2,133,820 resulting from the change in the fair value of certain warrants and restricted stock during the twelve months ended December 31, 2017, 2016, and 2015, respectively.

The $44,293 increase and $19,715 decrease in other income (expense) between the periods is primarily the result of currency exchange gains related to our Canadian transactions during the twelve months ended December 31, 2017, 2016, and 2015.

Net Loss

Net loss for the twelve months ended December 31, 2017 was $5,467,699, a $2,092,501improvement from the net loss of $7,560,200 for the same period in 2016.  The decrease in net loss was primarily the result of the increased revenues on our Managed Services as discussed above. Net loss for the twelve months ended December 31, 2016 was $7,560,200, which was a decrease from the net loss of $11,308,171 for the same period in 2015.  The reduction in net loss was primarily the result increased revenue and reduced costs on revenue along with a reduced expense from the change in the fair value of derivative financial instruments partially offset by the increase in expenses as discussed above.

Non-GAAP Financial Measures

Below are financial measures of our gross billings, cash-based operating expenses (“Cash Opex”) and Adjusted EBITDA. These are “non-GAAP financial measures” as defined under the rules of the Securities and Exchange Commission (the “SEC”). We use these non-GAAP financial measures to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may make changes in future periods to the key financial metrics that we consider to measure our business.

We define gross billings as the total dollar value of the amounts earned from our customers for the services we performed, or the amounts charged to our customers for their self-service purchase of goods and services on our platforms.
This is the amount of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services which are netted against revenue for GAAP reporting purposes.

    Gross billings for Content Workflow differs from revenue reported in our consolidated statements of operations, which is presented net of the amounts we pay to our third-party creators providing the content or sponsorship services. Gross billings for all other revenue equals the revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings that we are able to retain after payments to our creators. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flow. We invoice our customers based on our services performed or based on their self-service transactions plus our fee. Then we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to the time of payment to our creators, we could experience large swings in our cash flows. Finally, gross billings allows us to evaluate our transaction totals on an equal basis in order for us to see our contribution margins by revenue stream so that we can better understand where we should be allocating our resources.

The following table sets forth a reconciliation from the GAAP measurement of Revenue to our non-GAAP financial measure of gross billings and the percentage change between the periods:

	Twelve Months Ended			Increase (Decrease)
	December 31, 2017	(As Restated) December 31, 2016	(As Restated) December 31, 2015	2017 vs 2016	2016 vs 2015
Revenue	$24,437,649	$21,234,297	$14,109,685	15%	50%
Plus payments made to third-party creators (1)	4,744,325	6,076,306	6,358,241	(22)%	(4)%
Gross billings	$29,181,974	$27,310,603	$20,467,926	7%	33%
(1) Payments made to third-party creators for the Content Workflow portion of our revenue reported on a net basis for GAAP.

In prior years, we broke out our gross revenue into categories labeled Sponsored Revenue, Content Revenue and Service Fees. In January 2017, we revised the way we categorize our revenue streams into the current format of Managed Services, Content Workflow and Service Fees & Other to more closely align the revenue streams based on margin profiles and how we analyze our business.

The following table sets forth our gross billings by revenue stream, the percentage of total gross billings by stream, and the percentage of change between the periods:

	Twelve Months Ended						Increase (Decrease)
	December 31, 2017		(As Restated) December 31, 2016		(As Restated) December 31, 2015		2017 vs 2016	2016 vs 2015
Managed Services	$23,836,236	82%	$20,393,757	75%	$13,358,188	65%	17%	53%
Content Workflow	5,094,973	17%	6,541,684	24%	6,849,730	34%	(22)%	(4)%
Service Fees & Other	250,765	1%	375,162	1%	260,008	1%	(33)%	44%
Total Gross Billings by stream	$29,181,974	100%	$27,310,603	100%	$20,467,926	100%	7%	33%

We define Cash Opex as the total of our operating expenses exclusive of unusual or non-cash expenses such as depreciation and amortization, non-cash stock related compensation, gain or loss on asset disposals or impairment and changes in acquisition cost estimates, and gains or losses on settlement of liabilities, if applicable.

We define Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock-based compensation, gain or loss on asset disposals or impairment, changes in acquisition cost estimates, and all other non-cash income and expense items such as gains or losses on settlement of liabilities and exchanges, and changes in the fair value of derivatives, if applicable.

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

Moreover, Cash Opex and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for an analysis of our results of operations as under GAAP. These limitations include that Cash Opex and Adjusted EBITDA:

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

Furthermore, Adjusted EBITDA excludes changes in fair value of derivatives, interest expense and other gains, losses, and expenses that we believe are not indicative of our ongoing core operating results, but these items may represent a reduction or increase in cash available to us.

Because of these limitations, Cash Opex should not be considered as a measure of our total operating expenses, and adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the operation and growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures as supplements. In evaluating these non-GAAP financial measures, you should be aware that in the future we may incur expenses similar to those for which adjustments are made in calculating Cash Opex and Adjusted EBITDA. Our presentation of these non-GAAP financial measures should also not be construed to infer that our future results will be unaffected by unusual or non-recurring items.

The following table sets forth a reconciliation from the GAAP measurement of Operating Expenses to our non-GAAP financial measure of Cash Opex and Cash Opex as a percentage of revenue for the twelve months ended December 31, 2017, 2016, and 2015:

	Twelve Months Ended December 31,
	2017	(As Restated) 2016	(As Restated) 2015
Total costs and expenses	$29,913,885	$28,710,641	$21,332,005
Less:
Non-cash stock-based compensation	635,427	748,092	705,466
Non-cash stock issued for payment of services	181,995	133,897	177,842
(Gain) loss on disposal of equipment	(8,757)	9,435	595
(Gain) loss on settlement of acquisition costs payable	(10,491)	—	—
Increase (decrease) in value of acquisition costs payable	583,010	196,431	(1,834,300)
Depreciation and amortization	1,516,807	1,299,851	1,059,131
Total excluded expenses	2,897,991	2,387,706	108,734

Cash Opex	$27,015,894	$26,322,935	$21,223,271

Revenue	$24,437,649	$21,234,297	$14,109,685
Cash Opex / Revenue	111%	124%	150%

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2017, 2016, and 2015:

	Twelve Months Ended December 31,
	2017	(As Restated) 2016	(As Restated) 2015
Net loss	$(5,467,699)	$(7,560,200)	$(11,308,171)
Non-cash stock-based compensation	635,427	748,092	705,466
Non-cash stock issued for payment of services	181,995	133,897	177,842
(Gain) loss on disposal of equipment	(8,757)	9,435	595
(Gain) loss on settlement of acquisition costs payable	(10,491)	—	—
Increase (decrease) in value of acquisition costs payable	583,010	196,431	(1,834,300)
Depreciation and amortization	1,516,807	1,299,851	1,059,131
Loss on exchange of warrants	—	—	1,845,810
Interest expense	64,950	82,944	115,861
Change in fair value of derivatives	(39,269)	(9,163)	2,133,820
Adjusted EBITDA	$(2,544,027)	$(5,098,713)	$(7,103,946)

The improvement in Adjusted EBITDA is the result of our increase in revenue from our Managed Services and the reduction in our cash-based expenses as a percentage of our revenue.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,906,797 as of December 31, 2017 as compared to $5,949,004 as of December 31, 2016, a decrease of $2,042,207 primarily due to the funding of our operating losses.  We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $47,277,420 as of December 31, 2017.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $2,366,967 during the twelve months ended December 31, 2017 and is the result of expenses exceeding our revenues. Cash used for investing activities was $189,686 during the twelve months ended December 31, 2017 due to the payment of $203,000 related to the development of our proprietary software and purchases of computer and office equipment for our expanded staff. These payments were offset by a net decrease of $13,000 in leasehold deposits on our office space in California. Cash provided by financing activities during the twelve months ended December 31, 2017 was $514,446, which amount consisted primarily of net advances received from our line of credit with Western Alliance Bank. We also received cash of $26,249 from employee stock purchases offset by stock issuance costs of $12,353.

On January 27, 2015, we entered into a Stock Purchase Agreement (the “Ebyline Stock Purchase Agreement”) with Ebyline, Inc. (“Ebyline”), pursuant to which we purchased all of the outstanding shares of capital stock of Ebyline. The Ebyline Stock Purchase Agreement required a cash payment at closing of $1,200,000, a stock issuance of $250,000 paid on July 30, 2015, and $1,877,064 paid in cash or stock in two equal installments of $938,532 on the first and second anniversaries of the closing. On January 29, 2016, we issued 114,398 shares of our common stock to satisfy the first annual guaranteed payment of $938,532 less $89,700 in closing related expenses. On January 30, 2017, we issued 200,542 shares of our common stock to satisfy the second and final annual guaranteed payment of $938,532. The Ebyline Stock Purchase Agreement also required contingent performance payments up to $5,500,000 to be paid if Ebyline met certain revenue targets for each of the three years ending December 31, 2015, 2016 and 2017. None of these targets were met; therefore no amounts are due for contingent performance payments. Therefore, the total consideration paid for the Ebyline acquisition was $3,327,064.

On July 31, 2016, we entered into a Stock Purchase Agreement (the “ZenContent Stock Purchase Agreement”) with ZenContent, Inc. (“ZenContent”), pursuant to which we purchased all of the outstanding shares of capital stock of ZenContent. Upon closing we paid a cash payment of $400,000 and issued 86,207 shares of our common stock valued at $600,000. The ZenContent Stock Purchase Agreement also requires (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock (determined at our option). If we decide to issue stock rather than make cash payments, this may result in the issuance of substantial amount of shares because the number of shares will be determined using the 30 trading-day volume-weighted average closing price of our common stock prior to the payment. On July 31, 2017, we paid $266,898 all in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments. The revenue produced by the ZenContent platform did not meet the minimum threshold for contingent payments in the first 12-month period ended July 31, 2017, but we estimate that it should exceed the minimum threshold and earn some portion of these amounts during the second and third 12-month periods as evidenced by the increasing value of our estimated acquisition liability.

We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. As of December 31, 2017, we had $500,550 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $2,457,180 under the agreement as of December 31, 2017.

We believe that, with our current cash and our available credit line with Western Alliance Bank, we will have sufficient cash reserves available to cover expenses for longer than the next twelve months. Given the volatility in U.S. equity markets and our normal working capital fluctuations along with requirements to maintain minimum levels of stockholders' equity per Nasdaq listing rules, we may seek to raise additional capital at any time to supplement our operating cash flows to the extent we can do so on competitive market terms. In such event, an equity financing may dilute the ownership interests of our common stockholders.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $189,000 for doubtful accounts as of December 31, 2017. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2017 and 2016.

Software Development Costs and Acquired Intangible Software

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. As a result, we have capitalized $1,561,351 to software development costs in the consolidated balance sheet as of December 31, 2017. We also acquired additional proprietary software platforms valued at $530,000 during our acquisition of Ebyline and ZenContent. These costs are reflected as intangible assets in the consolidated balance sheet as of December 31, 2017. We do not transfer ownership of our software to third parties. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features under depreciation and amortization expense in the consolidated statements of operations.

Revenue Recognition

We derive revenue from managing content services or advertising campaigns for our customers, as well as from making our platforms available to allow customers the ability to purchase content directly from our creators. We categorize our revenue by three primary revenue streams: Managed Services, Content Workflow, and Service Fee Revenue. Managed Services is when a marketer (typically a brand, agency or partner) contracts IZEA to provide custom content, influencer marketing or amplification services. Content Workflow is derived from the self-service use of our platforms by marketers to handle their content workflow, from initial content request to payment of content received or distributed. Service Fee Revenue is generated from various service and license fees charged to users of our platforms.

We recognize revenue when four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collectibility is reasonably assured. We maintain separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specifies the terms of the relationship and access to our platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. We recognize revenue as the service is being performed, upon delivery of the content or promotion, or upon the completion of a transaction, as detailed further below. We assess whether fees are fixed or determinable based on the contractual terms of the arrangements or when the ordered services are delivered. We assess collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. Revenue is reported depending on whether we function as principal or agent in the transaction. The determination of whether we act as the principal or the agent is highly subjective and requires us to evaluate a number of indicators individually and as a whole in order to make our determination. For transactions in which we are the principal, revenue is reported on a gross basis for the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and we record the amounts we pay to our third-party creators as cost of revenue. For transactions in which we are the agent, revenue is reported on a net basis for the amount we charged to the self-service marketer using our platform, less the amounts we paid to our third-party creators providing the service. Based on our evaluations, revenue from our Managed Services and Service Fees are reported on a gross basis and revenue from Content Workflow is reported on a net basis.

For our Managed Services, we enter into an agreement to provide services that may require multiple deliverables in the form of: (i) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (ii) content promotion, such as click-through advertisements appearing in websites and social media channels and (iii) original content items, such as a research or news article, informational material or videos that a publisher or other marketer can use. We may provide one type or a combination of all types of these deliverables, including a management fee on a statement of work for a lump sum fee. The agreement typically provides for a cancellation fee if the agreement is canceled by the customer prior to our completion of services. Marketers who use us to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. Payments received or billings in advance of completed services are recorded as unearned revenue until earned as described below. The deliverables are to be provided over a stated period that may range from one day to one year. Each item is considered delivered once the custom content has been delivered to the customer or once the content is distributed live through a public or social network. Revenue is accounted for separately on each of the deliverables depending on the type of service provided. We recognize revenue related to influencer marketing services after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network. Management fees from customer campaigns managed by us are recognized ratably over the term of the campaign, which may range from a few days to one year. Revenue related to custom content provided to a marketer is recognized when the content is delivered to the customer. We are the principal in these arrangements as we: (i) are the primary obligor in the agreement; (ii) established the purchase prices paid by the buyer; (iii) performed all billing and collection activities including the retention of credit risk; (iv) had latitude in selecting and managing the creators; (v) negotiated the price we pay to the creators for their content and sponsored social services; and (vi) were responsible for the review, compliance and delivery of the services. Accordingly, for these arrangements we report revenue on a gross basis.

For Content Workflow services, the self-service marketer contracts the creators within our platforms directly to provide or distribute custom content in a cost plus transaction fee type arrangement. Our platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. For these services, in which our platforms connect the marketers and creators, enabling them to negotiate pricing and deliverables along with other terms directly, we report revenue on a net basis because we: (i) are not the primary obligor for the purchase of content and promotion services, but rather provide a platform to facilitate the purchase of these services; (ii) do not have pricing latitude, as pricing is generally determined through direct negotiation between the marketer and creator through our platform and we invoice the marketer based on the negotiated price plus a transaction fee; and (iii) do not directly select the creators, review or approve the content or services provided.

Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for the use of our platforms, inactivity fees and early cash-out fees. Fees for subscription or licensing services are recognized straight-line over the term of service, while other fees are recognized at a point in time when the account is deemed inactive or a cash-out below certain minimum thresholds is requested.

Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue. Effective January 1, 2018, we became subject to new guidelines for disclosing and accounting for our revenue from contracts with customers. See “Note 1. Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for information on ASC 606 as it relates to our revenue recognition policies.

Stock-Based Compensation

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
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the twelve months ended December 31, 2017 and 2016:

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2016	179,998	$6.16	6.0 years	47.95%	1.58%	$2.88
December 31, 2017	141,246	$3.49	6.0 years	50.16%	2.06%	$1.76

There were outstanding options to purchase 1,049,503 shares with a weighted average exercise price of $5.97 per share, of which options to purchase 726,426 shares were exercisable with a weighted average exercise price of $6.24 per share as of December 31, 2017.   The intrinsic value on outstanding options as of December 31, 2017 was $159,671. The intrinsic value on exercisable options as of December 31, 2017 was $20,102.

Recent Accounting Pronouncements

     See “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for information on additional recent pronouncements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IZEA, Inc.
Winter Park, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IZEA, Inc. (the “Company”) and subsidiaries as of December 31, 2017, 2016 and 2015, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct 2016 and 2015 Misstatements
As discussed in Note 2 to the consolidated financial statements, the 2015 and 2016 consolidated financial statements have been restated to correct misstatements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Tampa, Florida
April 17, 2018

IZEA, Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016	December 31, 2015
Assets
Current:
Cash and cash equivalents	$3,906,797	$5,949,004	$11,608,452
Accounts receivable, net	3,647,025	3,745,695	3,917,925
Prepaid expenses	389,104	322,377	193,455
Other current assets	9,140	11,940	16,853
Total current assets	7,952,066	10,029,016	15,736,685

Property and equipment, net	286,043	460,650	596,008
Goodwill	3,604,720	3,604,720	2,468,289
Intangible assets, net	667,909	1,662,536	1,806,191
Software development costs, net	967,927	1,103,959	813,932
Security deposits	148,638	161,736	117,946
Total assets	$13,627,303	$17,022,617	$21,539,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,756,841	$1,438,389	995,275
Accrued expenses	1,592,356	1,242,889	908,519
Unearned revenue	3,070,502	3,315,563	3,584,527
Line of credit	500,550	—	—
Current portion of deferred rent	45,127	34,290	14,662
Current portion of capital lease obligations	—	—	7,291
Current portion of acquisition costs payable	741,155	1,252,885	844,931
Total current liabilities	7,706,531	7,284,016	6,355,205

Deferred rent, less current portion	17,419	62,547	102,665
Acquisition costs payable, less current portion	609,768	688,191	889,080
Warrant liability	—	—	5,060
Total liabilities	8,333,718	8,034,754	7,352,010

Commitments and Contingencies	—	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,733,981, 5,456,118 and 5,222,951, respectively, issued and outstanding	573	545	522
Additional paid-in capital	52,570,432	50,797,039	48,436,040
Accumulated deficit	(47,277,420)	(41,809,721)	(34,249,521)
Total stockholders’ equity	5,293,585	8,987,863	14,187,041

Total liabilities and stockholders’ equity	$13,627,303	$17,022,617	$21,539,051

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2017	(As Restated) 2016	(As Restated) 2015

Revenue	$24,437,649	$21,234,297	$14,109,685

Costs and expenses:
Cost of revenue (exclusive of amortization)	11,585,316	10,474,769	7,598,537
Sales and marketing	7,593,197	7,989,590	6,286,353
General and administrative	9,218,565	8,946,431	6,387,984
Depreciation and amortization	1,516,807	1,299,851	1,059,131
Total costs and expenses	29,913,885	28,710,641	21,332,005

Loss from operations	(5,476,236)	(7,476,344)	(7,222,320)

Other income (expense):
Interest expense	(64,950)	(82,944)	(115,861)
Loss on exchange of warrants	—	—	(1,845,810)
Change in fair value of derivatives, net	39,269	9,163	(2,133,820)
Other income (expense), net	34,218	(10,075)	9,640
Total other income (expense), net	8,537	(83,856)	(4,085,851)

Net loss	$(5,467,699)	$(7,560,200)	$(11,308,171)

Weighted average common shares outstanding – basic and diluted	5,674,901	5,380,465	3,737,897
Basic and diluted loss per common share	$(0.96)	$(1.41)	$(3.03)

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	2,885,424	$289	$27,200,536	$(22,941,350)	$4,259,475
Fair value of warrants issued	—	—	51,950	—	51,950
Fair value of 2014 private placement warrants reclassified from liability to equity & loss on exchange	—	—	7,178,035	—	7,178,035
Stock issued for payment of acquisition liability	31,821	3	249,997	—	250,000
Exercise of warrants	2,191,547	219	12,860,838	—	12,861,057
Stock purchase plan issuances	13,403	1	76,169	—	76,170
Stock issued for payment of services	100,756	10	125,982	—	125,992
Stock issuance costs	—	—	(12,933)	—	(12,933)
Stock-based compensation	—	—	705,466	—	705,466
Net loss	—	—	—	(11,308,171)	(11,308,171)
Balance, December 31, 2015	5,222,951	$522	$48,436,040	$(34,249,521)	$14,187,041
Stock issued for payment of acquisition liability	200,605	20	1,448,812	—	1,448,832
Stock purchase plan issuances	11,453	1	58,020	—	58,021
Stock issued for payment of services	21,109	2	129,792	—	129,794
Stock issuance costs	—	—	(23,717)	—	(23,717)
Stock-based compensation	—	—	748,092	—	748,092
Net loss	—	—	—	(7,560,200)	(7,560,200)
Balance, December 31, 2016	5,456,118	$545	$50,797,039	$(41,809,721)	$8,987,863
Stock issued for payment of acquisition liability	200,542	20	928,021	—	928,041
Stock purchase plan issuances	16,168	2	26,247	—	26,249
Stock issued for payment of services	48,879	5	154,995	—	155,000
Stock issuance costs	—	—	(12,353)	—	(12,353)
Stock-based compensation	12,274	1	676,483	—	676,484
Net loss	—	—	—	(5,467,699)	(5,467,699)
Balance, December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585

See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(5,467,699)	$(7,560,200)	(11,308,171)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	211,769	253,004	206,670
Amortization of software development costs and other intangible assets	1,305,038	1,046,847	852,461
(Gain) loss on disposal of equipment	(8,757)	9,435	595
Provision for losses on accounts receivable	40,302	163,000	163,535
Stock-based compensation	635,427	748,092	705,466
Fair value of stock issued for payment of services	181,995	133,897	177,842
Increase in fair value of contingent acquisition costs payable	234,565	94,000	(1,834,300)
Gain on settlement of acquisition costs payable	(10,491)	—	—
Loss on exchange of warrants	—	—	1,845,810
Change in fair value of derivatives, net	(39,269)	(9,163)	2,133,820
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	58,368	346,414	(1,608,561)
Prepaid expenses and other current assets	(10,596)	(115,927)	83,244
Accounts payable	318,452	443,114	141,325
Accrued expenses	463,281	17,487	582,851
Unearned revenue	(245,061)	(268,964)	1,783,559
Deferred rent	(34,291)	(20,490)	896
Net cash used for operating activities	(2,366,967)	(4,719,454)	(6,072,958)

Cash flows from investing activities:
Purchase of equipment	(28,405)	(122,530)	(187,160)
Increase in software development costs	(174,379)	(471,219)	(452,571)
Acquisition, net of cash acquired	—	(329,468)	(1,072,055)
Security deposits	13,098	(43,790)	1,248
Net cash used for investing activities	(189,686)	(967,007)	(1,710,538)

Cash flows from financing activities:
Proceeds from line of credit	500,550	—	—
Proceeds from stock purchase plan issuances	26,249	58,021	76,170
Proceeds from exercise of warrants	—	—	12,861,157
Stock issuance costs	(12,353)	(23,717)	(12,933)
Payments on capital lease obligations	—	(7,291)	(54,376)
Net cash from financing activities	514,446	27,013	12,870,018

Net increase (decrease) in cash and cash equivalents	(2,042,207)	(5,659,448)	5,086,522
Cash and cash equivalents, beginning of year	5,949,004	11,608,452	6,521,930

Cash and cash equivalents, end of period	$3,906,797	$5,949,004	$11,608,452

Supplemental cash flow information:
Cash paid during the period for interest	$37,898	$21,230	$6,401

Non-cash financing and investing activities:
Acquisition costs paid through issuance of common stock	$938,532	$1,448,832	$250,000
Fair value of common stock issued for future services	$53,331	$—	$—
Acquisition costs payable for assets acquired	$—	$—	$3,942,639
Fair value of warrants reclassified from liability to equity	$—	$—	$6,530,046
Fair value of warrants issued	$—	$—	$51,950
See accompanying notes to the consolidated financial statements.

IZEA, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). The legal entity of ZenContent was dissolved in December 2017 after all assets and transactions were transferred to IZEA. On March 9, 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada to operate as a sales and support office for IZEA's Canadian customers. The Company is headquartered near Orlando, Florida with additional offices in Illinois, California and Canada.

The Company creates and operates online marketplaces that connects marketers with content creators. The creators are compensated by IZEA for producing and distributing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

The Company's primary technology platform, The IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator's personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube among others. In addition to IZEAx, the Company operates the Ebyline technology platform, which it acquired in January 2015. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms in the news agencies with a “virtual newsroom” to handle their content workflow.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA, Inc. and its wholly-owned subsidiaries, Ebyline after its acquisition on January 27, 2015, ZenContent, Inc. after its acquisition on July 31, 2016 until its closure in December 2017, and IZEA Canada, Inc. after its formation in March 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restatement
In connection with the year-end financial statement close process, the process of evaluating the adoption of the new accounting pronouncement for revenue recognition, and preparation of this Annual Report, the Company determined that its previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2015 and 2016 and Quarterly Reports on Form 10-Q for each quarterly period for the years ended December 31, 2015 and 2016, and for the first three quarters for the year ended December 31, 2017 (collectively, the “Restated Periods”) should be restated due to classification errors related to the Company's presentation of revenue related to the self-service Content Workflow portion of its revenue and the Company's classification of certain costs within the consolidated statement of operations related to Managed Services. See Notes 2 and 14 for further information and quantitative information on the Restated Periods.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $189,000, $237,000, and $139,000 for doubtful accounts as of December 31, 2017, 2016, and 2015, respectively.

IZEA, Inc.
Notes to the Consolidated Financial Statements

Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2017, 2016, and 2015.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had no customers that accounted for more than 10% of total accounts receivable at December 31, 2017 and 2016 and one customer that accounted for 13% of total accounts receivable at December 31, 2015. The Company had no customer that accounted for more than 10% of its revenue during the twelve months ended December 31, 2017, one customer that accounted for 11% of its revenue during the twelve months ended December 31, 2016, and one customer that accounted for 12% of its revenue during the twelve months ended December 31, 2015.

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

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015 and its acquisition of ZenContent on July 31, 2016. The Company is amortizing the identifiable intangible assets over a period of 12 to 60 months. See Note 5 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-

IZEA, Inc.
Notes to the Consolidated Financial Statements

adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the twelve months ended December 31, 2017, 2016, and 2015, there were no impairment charges associated with the Company's long-lived assets.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. See Note 6 for further details.

Revenue Recognition
The Company derives revenue from managing content services or advertising campaigns for its customers, as well as from making its platforms available to allow customers the ability to purchase content directly from its creators. In January 2017, the Company revised the way it categorizes its revenue streams to more closely align the revenue based on margin profiles and how it currently analyzes the business. The revised categories are as follows: Managed Services, Content Workflow, and Service Fee Revenue. Managed Services is when a marketer (typically a brand, agency or partner) contracts IZEA to provide custom content, influencer marketing or amplification services. Content Workflow is derived from the self-service use of the Company's platforms by marketers to handle their content workflow, from initial content request to payment of content received or distributed. Service Fee Revenue is generated from various service and license fees charged to users of the Company's platforms.

The Company recognizes revenue when four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or delivery has occurred; (iii) the fees are fixed or determinable; and (iv) collectibility is reasonably assured. The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specifies the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The Company recognizes revenue as the service is being performed, upon delivery of the content or promotion, or upon the completion of a transaction, as detailed further below. The Company assesses whether fees are fixed or determinable based on the contractual terms of the arrangements or when the ordered services are delivered. The Company assesses collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. Revenue is reported depending on whether the Company functions as principal or agent in the transaction. The determination of whether the Company acts as the principal or the agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company is the principal, revenue is reported on a gross basis for the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services. The Company records the amounts it pays to its third-party creators as cost of revenue. For transactions in which the Company is the agent, revenue is reported on a net basis for the amount the Company charged to the self-service marketer using the platform, less the amounts the Company paid to its third-party creators providing the service. Based on the Company's evaluations, revenue from Managed Services and Service Fees are reported on a gross basis and revenue from Content Workflow is reported on a net basis.

For Managed Services, the Company enters into an agreement to provide services that may require multiple deliverables in the form of: (i) sponsored social items, such as blogs, tweets, photos or videos shared through social network offerings that provide awareness or advertising buzz regarding the marketer's brand; (ii) content promotion, such as click-through advertisements appearing in websites and social media channels; and (iii) original content items, such as a research or news article, informational material or videos that a publisher or other marketer can use. The Company may provide one type or a combination of all types of these deliverables including a management fee on a statement of work for a lump sum fee. These deliverables are to be provided over a stated period that may range from one day to one year. Each item is considered delivered once the custom content has been delivered to the customer or once the content is distributed live through a public or social network. Revenue is accounted for separately on each of the deliverables depending on the type of service provided. The Company recognizes revenue related to influencer marketing services after a marketer's sponsored content is posted through IZEAx and shared through a creator's social network. Management fees from customer campaigns managed by the Company are recognized ratably over the term of the campaign, which may range from a few days to one year. Revenue related to custom content provided to a marketer is recognized when the content is delivered to and accepted by the customer. Payment terms are typically 30 days from the invoice date. If the Company is unable to provide a portion of the services, it may agree with the customer to provide a different type of service or to

IZEA, Inc.
Notes to the Consolidated Financial Statements

provide a credit for the value of those services, which may be applied to the existing order or used for future services. The agreement typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Marketers who use the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payments received or billings in advance of completed services are recorded as unearned revenue until earned as described above.

For Content Workflow services, the self-service marketer contracts the creators directly to provide or distribute custom content. The Company's platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer.

Service Fee Revenue is generated when fees are charged to customers primarily related to subscription fees for different levels of service within a platform, licensing fees for the use of the IZEAx or Ebyline platforms, inactivity fees and early cash-out fees. Fees for subscription or licensing services are recognized straight-line over the term of service, while other fees are recognized at a point in time when the account is deemed inactive or a cash-out below certain minimum thresholds is requested.

Effective January 1, 2018, the Company became subject to new guidelines for disclosing and accounting for its revenue from contracts with customers. See further details below under “Recent Accounting Pronouncements.”

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the twelve months ended December 31, 2017, 2016, and 2015 were approximately $324,000, $455,000 and $558,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

Income Taxes
The Company has not recorded federal income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs minimal state franchise tax in four states, which is included in general and administrative expense in the consolidated statements of operations.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 3) as of December 31, 2017, 2016, and 2015, and a warrant liability as of December 31, 2016 and 2015. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 9) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the grant. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2017, 2016, and 2015:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2017	December 31, 2016	December 31, 2015
Expected term	6 years	6 years	6 years
Weighted average volatility	50.16%	47.95%	55.47%
Weighted average risk free interest rate	2.06%	1.58%	1.65%
Expected dividends	—	—	—

IZEA, Inc.
Notes to the Consolidated Financial Statements

Effective January 1, 2017, the Company considered its accounting for stock options pursuant to ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to reduce the cost and complexity of accounting for employee share-based payment transactions primarily surrounding the accounting for income taxes upon vesting or exercise of share-based payments and accounting for forfeitures, as well as related financial statement classifications. Although the new standard allows for the non-use of forfeiture estimates, the Company elected to continue the use of estimated forfeitures when accounting for stock-based compensation, because it has an established history of forfeitures for non-vested options. There was no effect on the Company's financial statements as a result of the adoption of this standard.

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Average expected forfeiture rates were 8.58%, 9.52%, and 8.32% during the twelve months ended December 31, 2017, 2016, and 2015, respectively.

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

Reclassifications
Certain items have been reclassified in the 2016 financial statements to conform to the 2017 presentation. The Company has reclassified wages and other expenses related to its campaign fulfillment personnel out of sales and marketing expense and into cost of revenue (see Notes 2 and 12 for additional details). Additionally, the Company has reclassified its depreciation and amortization expenses out of general and administrative expense and into a separately stated line item labeled depreciation and amortization within the accompanying consolidated statements of operations.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has subsequently issued additional guidance materials under ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (collectively “ASC 606”), which supersedes nearly all existing revenue recognition guidance under GAAP. Under ASC 606, revenue will be recognized based on a five-step model and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The Company has reviewed its sources of revenue in accordance with each of the five steps in the model, which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent updates have been issued primarily to provide implementation guidance related to the initial guidance issued in May 2014. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and may be adopted using either (i) a full retrospective method, whereby comparative periods would be restated to present

IZEA, Inc.
Notes to the Consolidated Financial Statements

the impact of the new standard, with the cumulative effect of applying the standard recognized as of the earliest period presented, or (ii) a modified retrospective method, under which comparative periods would not be restated and the cumulative effect of applying the standard would be recognized at the date of initial adoption, January 1, 2018.

The Company continues to evaluate the impact of ASC 606 using internal resources and a third-party service provider. As part of its evaluation, the Company is assessing the impact of the new principal versus agent guidance, focusing on whether or not it controls the good or service before transferring it to customers. The Company is also assessing the impact of capitalizing and amortizing incremental costs associated with obtaining and fulfilling customer contracts, specifically set-up costs and commission and incentive payments. The Company is further assessing impact on the Company's future financial disclosures of qualitative and quantitative information concerning the nature, amount, timing, and assumptions used in its determinations of revenue and expected cash flows from contracts with customers. The Company is planning to adopt ASC 606 using the modified retrospective method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Since the issuance of the original standard, the FASB has issued a subsequent update, ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which provides a practical expedient for land easements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows such as debt prepayment or debt extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions received from certain equity method investees, with the intent of reducing the existing diversity in practice. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Entities must apply the guidance retrospectively to all periods presented unless retrospective application is impracticable. The Company is adopting this standard in the first quarter of fiscal 2018 and is currently evaluating the impact that this ASU will have on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the current prohibition on immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, with the intent of reducing complexity and diversity in practice. Under ASU 2016-16, entities must recognize the income tax consequences when the transfer occurs rather than deferring recognition. For public entities, ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Entities must apply the guidance on a modified retrospective basis though a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is adopting this standard in the first quarter of fiscal year 2018 and does not believe there will be any current impact on the consolidated financial statements upon adopting this standard given there are no current intra-entity transfer of assets.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 addresses diversity in practice that exists in the classification and presentation of changes in restricted cash within the statement of cash flows and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is adopting this standard in the first quarter of fiscal year 2018 and is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) . This ASU clarifies the definition of a business and provides guidance on evaluating as to whether transactions should be accounted for as acquisitions (or disposals) of assets or business combinations. The definition clarification as outlined in ASU 2017-01 affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of ASU 2017-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

IZEA, Inc.
Notes to the Consolidated Financial Statements

The Company is adopting this standard in the first quarter of fiscal year 2018 and would apply this standard for business combinations consummated subsequent to January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the requirement for the second step of the goodwill impairment test for certain entities. An entity may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that ASU 2017-04 will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis to an award modified on or after the adoption date. The Company is adopting this standard in the first quarter of fiscal year 2018 and does not expect that the adoption of this new standard will have an impact on its consolidated financial statements unless it modifies an award in the future, of which there is no current plan.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on its consolidated financial statements.

NOTE 2.    RESTATEMENT

In connection with the year-end financial statement close, the process of evaluating the adoption of the new accounting pronouncement for revenue recognition, and preparation of this Annual Report, the Company determined that its previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2015 and 2016 and Quarterly Reports on Form 10-Q for each quarterly period for the years ended December 31, 2015 and 2016, and for the first three quarters for the year ended December 31, 2017 (collectively, the “Restated Periods”) should be restated due to classification errors related to the Company's presentation of revenue related to the self-service Content Workflow portion of its revenue and the Company's classification of cost of revenue related to Managed Services.

The Company historically reported revenue from Content Workflow transactions as the gross amounts billed to marketers for their transactions, because the Company previously concluded that it was a principal in these transactions. The Company has determined that it is more appropriately considered as an agent arranging the sale between its self-service customers and its creators in the Content Workflow transactions, which requires reporting revenue on a net transaction basis. As such, the direct costs associated with these transactions previously reported as cost of revenue should be netted directly against revenue in the Company's consolidated statements of operations.

IZEA, Inc.
Notes to the Consolidated Financial Statements

The Company also determined that cost of revenue related to Managed Services should not only include the direct cost of the content that was being purchased by the Company's customers, but should also include the cost of its internal personnel responsible for fulfilling these services. The Company historically considered and reported the cost of its campaign fulfillment personnel as part of its sales and marketing expenses.

As part of the restatement process, the Company has elected to present depreciation and amortization expense as a separate line item for better visibility of this expense. Additionally, the Company has elected to change its consolidated statement of operations presentation from a two-step presentation, where cost of sales are deducted from revenue to report a gross profit line, to a one-step presentation, where total costs and expenses are deducted from revenue. Because the Company reports some of its revenue on a gross basis and other portions of its revenue on a net basis, the Company believes that this presents a more appropriate representation of its business operations.

The adjustments necessary to correct the errors, the reclassifications and change in the consolidated statement of operations presentation have no impact on the Company's previously reported loss from operations, net loss, loss per share, or on any of the Company's consolidated balance sheets, statements of cash flows, and statements of stockholders' equity. The impact of the restatement on the Company's consolidated statement of operations as of December 31, 2016 and 2015 (based on the Company's current consolidated statement of operations presentation) is as follows:

	Twelve Months Ended December 31, 2016
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$27,310,602	$(6,076,305)	$—		$21,234,297
Costs and expenses:
Cost of revenue (exclusive of amortization)	14,242,244	(6,076,305)	2,308,830		10,474,769
Sales and marketing	10,261,910		(2,272,320)		7,989,590
General and administrative	10,282,792		(36,510)	(1,299,851)	8,946,431
Depreciation and amortization	—			1,299,851	1,299,851
Total costs and expenses	34,786,946	(6,076,305)	—	—	28,710,641
Loss from operations	(7,476,344)	—	—	—	(7,476,344)
Other income (expense):
Interest expense	(82,944)				(82,944)
Change in fair value of derivatives, net	9,163				9,163
Other income (expense), net	(10,075)				(10,075)
Total other income (expense), net	(83,856)	—	—	—	(83,856)
Net loss	$(7,560,200)	$—	$—	$—	$(7,560,200)

Weighted average common shares outstanding – basic and diluted	5,380,465				5,380,465
Basic and diluted loss per common share	$(1.41)				$(1.41)

IZEA, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended December 31, 2015
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$20,467,926	$(6,358,241)	$—		$14,109,685
Costs and expenses:
Cost of revenue (exclusive of amortization)	12,236,916	(6,358,241)	1,719,862		7,598,537
Sales and marketing	7,936,215		(1,649,862)		6,286,353
General and administrative	7,517,115		(70,000)	(1,059,131)	6,387,984
Depreciation and amortization	—			1,059,131	1,059,131
Total costs and expenses	27,690,246	(6,358,241)	—	—	21,332,005
Loss from operations	(7,222,320)	—	—	—	(7,222,320)
Other income (expense):
Interest expense	(115,861)				(115,861)
Loss on exchange of warrants	(1,845,810)				(1,845,810)
Change in fair value of derivatives, net	(2,133,820)				(2,133,820)
Other income (expense), net	9,640				9,640
Total other income (expense), net	(4,085,851)	—	—	—	(4,085,851)
Net loss	$(11,308,171)	$—	$—	$—	$(11,308,171)

Weighted average common shares outstanding – basic and diluted	3,737,897				3,737,897
Basic and diluted loss per common share	$(3.03)				$(3.03)

See Note 14 for information for each unaudited quarterly period for the years ended December 31, 2015 and 2016, and for the unaudited first three quarters for the year ended December 31, 2017.

NOTE 3.     BUSINESS ACQUISITIONS

EBYLINE, INC.
On January 30, 2015, the Company purchased all of the outstanding shares of capital stock of Ebyline pursuant to the terms of a Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline (the “Ebyline Stock Purchase Agreement”) for a maximum purchase price of $8,850,000. The Ebyline Stock Purchase Agreement was made up of a combination of guaranteed payments and contingent performance payments to be paid if Ebyline met certain revenue targets in the three years following the closing. None of these targets were met; therefore no amounts are due for contingent performance payments. Therefore, the total consideration paid for the Ebyline acquisition was $3,327,064.
Purchase Price and Acquisition Costs Payable

IZEA, Inc.
Notes to the Consolidated Financial Statements

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	1/30/2015	1/30/2015	12/31/2015	12/31/2016	12/31/2017
Cash paid at closing (a)	$1,200,000	$1,200,000	$—	$—	$—
Guaranteed purchase price (a)	2,127,064	1,982,639	1,823,711	934,728	—
Contingent performance payments (b)	2,210,000	1,834,300	—	—	—
Acquisition costs payable by Ebyline shareholders(c)	—	—	(89,700)	—	—
Total estimated consideration	$5,537,064	$5,016,939	$1,734,011	$934,728	$—

Current portion of acquisition costs payable			$844,931	$934,728	$—
Long term portion of acquisition costs payable			889,080	—	—
Total acquisition costs payable			$1,734,011	$934,728	$—

(a)
The Ebyline Stock Purchase Agreement required a $1,200,000 cash payment at closing, a $250,000 stock payment on July 30, 2015 and a cash or stock payment of up to an additional $1,900,000 (subject to proportional reduction in the event Ebyline’s final 2014 revenue was below $8,000,000). Ebyline's final gross revenue for 2014 was $7,903,429. As such, the additional amount owed became $1,877,064 payable in two equal installments of $938,532 on January 30, 2016 and January 30, 2017. This guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2%. Interest expense imputed on the acquisition costs payable in the accompanying consolidated statements of operations was $3,804, $49,549, and $91,072 for the twelve months ended December 31, 2017, 2016, and 2015, respectively. Per the Ebyline Stock Purchase Agreement, the Company issued 31,821 shares of its common stock to satisfy the $250,000 guaranteed purchase price payment obligation on July 30, 2015. On January 29, 2016, the Company issued 114,398 shares of its common stock to satisfy the $848,832 annual guaranteed payment of $938,532 less $89,700 in closing related expenses (see item (c) below). On January 30, 2017, the Company issued 200,542 shares of common stock to satisfy the final annual guaranteed payment of $938,532. The Company recorded a $10,491 gain on the settlement of the acquisition costs payable in the accompanying consolidated statements of operations as a result of the difference between the market price of the stock on the settlement date and the 30-day average price of the stock required by the Ebyline Stock Purchase Agreement.

(b)
Total contingent performance payments up to $5,500,000 are to be paid based on Ebyline meeting certain revenue targets. The performance payments are to be made only if Ebyline achieves at least 90% of Content Revenue targets of $17,000,000 in 2015, $27,000,000 in 2016 and $32,000,000 in 2017. These revenue targets were assumed on a gross transaction basis. The initial fair value of the $5,500,000 of contingent performance payments was calculated using a Monte-Carlo simulation to simulate revenue over three years. Since the contingent consideration has an option like structure, a risk-neutral framework was considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 8.5%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections made during the acquisition, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's initial value conclusion was based on the average payment from 100,000 simulation trials. The volatility used for the simulation was 35%. The Monte Carlo simulation resulted in an initial calculated fair value of contingent performance payments of $2,210,000 on January 30, 2015. Because the contingent performance payments are subject to a 17% reduction related to the continued employment of certain key employees, ASC 805-10-55-25 indicates that a portion of these payments be treated as potential compensation to be accrued over the term rather than allocated to the purchase price. Therefore, the Company reduced its overall purchase price consideration by $357,700 and recorded the initial present value of the contingent performance payments at $1,834,300. The Content Revenue from 2015-2017 was below 90% of all of the required Content Revenues targets. Therefore, the Company reduced the fair value of contingent performance payments to zero by the end of 2015. The $1,834,300 decrease in the estimated fair value of contingent performance payments was recorded as a reduction of general and administrative expense in the Company's consolidated statement of operations during the year ended December 31, 2015.

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2016	12/31/2017
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	682,348	606,413
Contingent performance payments (c)	2,500,000	230,000	324,000	744,510
Total estimated consideration	$4,433,565	$1,796,547	$1,006,348	$1,350,923

Current portion of acquisition costs payable			$318,157	$741,155
Long-term portion of acquisition costs payable			688,191	609,768
Total acquisition costs payable			$1,006,348	$1,350,923

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate future consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment (“guaranteed purchase price”), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments are also subject to a downward adjustment up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or if she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $162,500 and $102,431for the twelve months ended December 31, 2017 and 2016, respectively. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5% on July 31, 2016). Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $28,463 and $13,370 for the twelve months ended December 31, 2017 and 2016.

(c)
The contingent performance payments are subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent is required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of IZEA common stock at then average stock prices (determined at IZEA’s option). Additionally, these payments are subject to downward adjustment of up to 30% if Brianna DeMike is terminated by IZEA for cause or she terminates her employment without good reason. The Company initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments is required to be revalued each quarter and is calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue

IZEA, Inc.
Notes to the Consolidated Financial Statements

(using a risk-adjusted discount rate of 17%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's fair value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% (6.5%). The Company revalued its estimate of the contingent performance payment as of December 31, 2017 based on actual results and projections and the rates noted above and determined that current fair value of the contingent performance payments was $744,510 compared to $324,000 as of December 31, 2016. The change in the estimated fair value of contingent performance payable resulted in a $420,510 increase to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2017. Of this amount, $185,945 was allocated to compensation expense and a gain of $234,565 was allocated as a change in the fair value of the contingent performance payments. The Company recorded a $94,000 increase in the fair value of the contingent performance payments during the twelve months ended December 31, 2016 for the change from the initial value of $230,000 to $324,000 as of December 31, 2016.

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

The ZenContent operations are included in the consolidated financial statements beginning on the date of acquisition of July 31, 2016. Upon the acquisition, the majority of the acquired assets were transferred to, and employees were hired by, IZEA. The legal entity of ZenContent was dissolved in December 2017. There are $52,665 of pre-acquisition-related costs included in general and administrative expense on the Company's consolidated statement of operations for the twelve months ended December 31, 2016. Post closing acquisition costs related to changes in the acquisition costs payable, including interest, compensation expense and earnout estimate changes, are disclosed in notes (b) and (c) above.

NOTE 4.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Furniture and fixtures	$254,099	$254,206	$252,516
Office equipment	74,627	65,463	53,265
Computer equipment	415,928	432,321	421,798
Leasehold improvements	331,418	324,716	314,400
Total	1,076,072	1,076,706	1,041,979
Less accumulated depreciation and amortization	(790,029)	(616,056)	(445,971)
Property and equipment, net	$286,043	$460,650	$596,008

Computer equipment includes items under capital leases totaling $59,458 as of December 31, 2015. Accumulated amortization relating to equipment under capital leases totaled $37,341 as of December 31, 2015. Depreciation expense on property and equipment recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $211,769, $253,004, and $206,670 for the twelve months ended December 31, 2017, 2016, and 2015, respectively.

NOTE 5.     INTANGIBLE ASSETS

The identifiable intangible assets consists of the following assets:

	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
	December 31, 2017		December 31, 2016		December 31, 2015
Content provider networks	$160,000	$122,083	$160,000	$57,083	$30,000	$27,500	1
Trade names	52,000	52,000	52,000	45,000	40,000	36,667	1
Developed technology	530,000	240,167	530,000	134,167	300,000	55,000	3
Self-service content customers	210,000	204,167	210,000	134,167	210,000	64,167	5
Managed content customers	2,140,000	1,905,555	2,140,000	1,192,222	1,790,000	546,944	3
Domains	166,469	66,588	166,469	33,294	166,469	—	5
Total identifiable intangible assets	$3,258,469	$2,590,560	$3,258,469	$1,595,933	$2,536,469	$730,278

Total identifiable intangible assets from the Ebyline and ZenContent purchase price allocation and other acquired assets net of accumulated amortization thereon consists of the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Ebyline Intangible Assets	$2,370,000	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000	—
Domains	166,469	166,469	166,469
Total Intangible Assets	3,258,469	3,258,469	2,536,469
Accumulated amortization	(2,590,560)	(1,595,933)	(730,278)
Intangible Assets, net	$667,909	$1,662,536	$1,806,191

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $994,627, $865,655, and $730,278 for the twelve months ended December 31, 2017, 2016, and 2015, respectively. The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of services was $106,000, $79,167, and $55,000 for the twelve months ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2018	$349,433
2019	207,349
2020	84,293
2021	26,834
Total	$667,909

NOTE 6.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

IZEA, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2017	December 31, 2016	December 31, 2015
Software development costs	$1,561,351	$1,492,665	$1,021,446
Less accumulated depreciation and amortization	(593,424)	(388,706)	(207,514)
Software development costs, net	$967,927	$1,103,959	$813,932

The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's self-service customers. Research and planning phase costs are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. As a result, the Company has capitalized $1,561,351 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of December 31, 2017. The Company amortizes its software development costs, upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service.

Amortization expense on software development costs that is presented separately from cost of services and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $310,411, $181,192 and $122,183 for the twelve months ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2018	$294,487
2019	226,939
2020	193,611
2021	152,216
2022	82,891
Thereafter	17,783
$967,927

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

As further described in Note 9, the Company has engaged in a series of private placements between 2011 and 2014 which resulted in the issuance of warrants. The Company determined that some of these warrants required classification as a liability due to certain provisions in their terms.

IZEA, Inc.
Notes to the Consolidated Financial Statements

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
The following table summarizes the Company's activity and fair value calculations of its derivative warrants for the twelve months ended December 31, 2017, 2016, and 2015:

	Linked Common Shares to Derivative Warrants	Warrant Liability
Balance, December 31, 2014	1,795,564	$3,203,465
Exercise of warrants for common stock	(1,392,832)	$(5,348,408)
Loss on exchange of warrants	—	$1,197,821
Reclassification of fair value of 2014 Private Placement warrants to equity	(396,536)	$(1,181,638)
Change in fair value of derivatives	—	$2,133,820
Balance, December 31, 2015	6,196	$5,060
Expiration of warrants	(694)	—
Change in fair value of derivatives	—	(5,060)
Balance, December 31, 2016	5,502	$—
Expiration of warrants	(5,502)	—
Balance, December 31, 2017	—	$—

During the twelve months ended December 31, 2016 and 2015, the Company recorded a gain of $5,060 and a loss of $2,133,820, respectively, due to the change in the fair value of its warrant liability.

The Company's warrants were valued on the applicable dates using a Binomial Lattice Option Valuation Technique (“Binomial”). Significant inputs into this technique as of December 31, 2016 were as follows:

IZEA, Inc.
Notes to the Consolidated Financial Statements

Binomial Assumptions	December 31, 2016	December 31, 2015
Fair market value of asset (1)	$4.51	$7.66
Exercise price	$25.00	$25.00
Term (2)	0.7 years	1.7 years
Implied expected life (3)	0.7 years	1.7 years
Volatility range of inputs (4)	55.91%	83.00%
Equivalent volatility (3)	55.91%	83.00%
Risk-free interest rate range of inputs (5)	0.85%	1.06%
Equivalent risk-free interest rate (3)	0.85%	1.06%
(1)  The fair market value of the asset was determined by using the Company's closing stock price as reflected on the OTCQB for the period ended December 31, 2015 and on the Nasdaq Capital Market for the period ended December 31, 2016.
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

NOTE 8.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. As of December 31, 2017, the Company had $500,550 outstanding under this line of credit agreement. The Company had no advances outstanding under this agreement as of December 31, 2016. As of December 31, 2017, the Company had a net accounts receivable balance of $3,647,025. Assuming that all of the Company's accounts receivable balance was eligible for funding, it had $2,457,180 in remaining available credit under the agreement as of December 31, 2017.

The annual fees are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $21,000, $19,796 and $18,388 of the annual costs through interest expense during the twelve months ended December 31, 2017, 2016, and 2015, respectively. The remaining value of the capitalized loan costs related to the Bridge Bank credit agreement as of December 31, 2017 is $7,000. This amount will be amortized to interest expense over the next four months.

Lease Commitments
Capital Leases
During 2013 and 2014, the Company entered into capital leases for equipment which expired on various dates between December 2015 and January 2016. The Company has no obligations under capital leases as of December 31, 2017 and 2016.

Operating Leases
The corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. The Company occupies this office pursuant to a sixty-five month sublease agreement that expires in April 2019, but is renewable for one additional year until April 30, 2020. This lease covers approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot over the lease term. The Company also occupies flexible office space under monthly membership contracts in Los Angeles, San Francisco, Chicago and Toronto.

IZEA, Inc.
Notes to the Consolidated Financial Statements

A summary of future minimum lease payments under the Company's non-cancelable leases as of December 31, 2017 is as follows:

Year ending December 31:	Operating Leases
2018	$436,017
2019	113,516
Total minimum lease payments	$549,533

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $579,346, $618,940, and $491,543 for the twelve months ended December 31, 2017, 2016, and 2015, respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after two years of service. During the twelve months ended December 31, 2017, 2016, and 2015, the Company incurred $201,003, $166,271, and $125,262, respectively, in expense for matching employer contributions.

Litigation
From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of the Company's business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. See Note 13 for a recent update on litigation proceedings. The Company is currently not aware of any other legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on its operations or financial position.

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

Stock Issued for Acquisitions
As further discussed in Note 3, the Company issued 31,821 shares of its common stock to satisfy the $250,000 guaranteed purchase price payment obligation on July 30, 2015 per the Ebyline Stock Purchase Agreement. On January 29, 2016, the Company issued 114,398 shares of its common stock to satisfy the $848,832 annual guaranteed payment of $938,532 less $89,700 in closing related expenses owed as part of the Ebyline Stock Purchase Agreement and on January 30, 2017, the Company issued 200,542 shares of common stock to satisfy the final annual guaranteed payment of $938,532. On July 31, 2016, the Company issued 86,207 shares of IZEA common stock valued at $600,000 as a partial payment of the guaranteed purchase price per the ZenContent Stock Purchase Agreement.

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

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

The Company issued its five independent directors a total of 41,770 shares of restricted common stock initially valued at $125,000 for their service as directors of the Company during the twelve months ended December 31, 2017. The stock vested monthly from January through December 2017. On February 12, 2017, the Company issued 7,109 shares valued at $30,000 as compensation for services a contractor provided.

The Company issued 2,812 shares and 7,543 shares of restricted stock on August 14, 2017 and November 9, 2017, respectively, to Mr. Edward Murphy, its Chief Executive Officer, for amounts owed on his second and third quarter performance bonus. The stock was initially valued at $36,411 and vests in equal monthly installments over 48 months from issuance. The Company issued 662 shares and 1,257 shares of restricted stock on August 14, 2017 and November 9, 2017, respectively, to Mr. Ryan Schram, its Chief Operating Officer, for amounts owed on his second and third quarter performance bonus. The stock was initially valued at $6,446 and vests in equal monthly installments over 48 months from issuance.

The following table contains summarized information about nonvested restricted stock outstanding during the twelve months ended December 31, 2017 and 2016:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2014	—	$—
Granted	16,381	$7.60
Vested	(16,381)	$7.60
Forfeited	—	$—
Nonvested at December 31, 2015	—	$—
Granted	21,109	6.15
Vested	(21,109)	6.34
Forfeited	—	—
Nonvested at December 31, 2016	—	$—
Granted	61,153	3.24
Vested	(49,354)	3.72
Forfeited	—	—
Nonvested at December 31, 2017	11,799	$4.52	3.8

Total expense recognized for stock-based payments for services to non-employees during the twelve months ended December 31, 2017, 2016, and 2015 was $181,995, $133,897, and $125,992, respectively. The fair value of the services is based on the value of the Company's common stock over the term of service. The Company recognized a gain of $39,269 and $4,103, and as a change in the fair value of derivatives during the twelve months ended December 31, 2017 and 2016, respectively, based on the change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting. The fair value of the remaining nonvested, but issued, 11,799 shares of restricted stock as of December 31, 2017 is $53,331, and it is included in prepaid expenses in the accompanying consolidated balance sheets. This value is the current estimate of future compensation expense that is expected to be recognized over the remaining individual vesting periods up to 47 months.

Warrant Transactions
Warrant Issuances:

IZEA, Inc.
Notes to the Consolidated Financial Statements

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

Warrant Exercises:
From July 20, 2015 through August 14, 2015, the Company offered a 25% discount on the warrant exercise prices to investors holding the series A and series B warrants to purchase common stock issued in its August-September 2013 private placement (the “2013 Warrants”) and a 26% discount on the warrant exercise prices to investors holding series A and series B warrants to purchase common stock issued in its February 2014 private placement (the “2014 Warrants” and together with the 2013 Warrants, the "Warrants"). If and to the extent a holder did not exercise its Warrants at the reduced exercise prices during this time period, the exercise prices of any unexercised Warrants remain at their original exercise prices of $5.00 and $10.00 per share for the series A and series B 2013 Warrants, respectively, and $7.00 and $10.00 per share for the series A and series B 2014 Warrants, respectively.

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

The resale of the common stock underlying the 2013 and 2014 Warrants is covered by IZEA’s Registration Statements on Form S-1 (Registration Nos. 333-191743, 333-195081 and 333-197482), which are on file with the SEC.

Stock Options
In May 2011, the Company's Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At the Company's 2017 Annual Meeting of Stockholders held on June 21, 2017, the stockholders approved the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan by 500,000 shares. The amended May 2011 Plan allows the Company to grant options to purchase up

IZEA, Inc.
Notes to the Consolidated Financial Statements

to 1,500,000 shares as an incentive for its employees and consultants.  As of December 31, 2017, the Company had 382,523 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2017, the Company had 1,875 shares of common stock available for future grants under the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan (together, the “2011 Equity Incentive Plans”), the Board determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the purchase price is set at the fair market value of the Company’s common stock on the grant date, the term is set at ten years and the options typically vest on a straight-line basis over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following three years. The Company issues new shares to the optionee for any stock awards or options exercised pursuant to its 2011 Equity Incentive Plans.

A summary of option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2017, 2016, and 2015 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2014	595,786	$9.20	6.5
Granted	277,059	$7.43
Exercised	—	$—
Forfeited	(42,246)	$7.70
Outstanding at December 31, 2015	830,599	$8.65	6.8
Granted	179,998	6.16
Exercised	—	—
Forfeited	(50,733)	10.15
Outstanding at December 31, 2016	959,864	$8.11	6.4
Granted	141,246	3.49
Exercised	—	—
Forfeited	(51,607)	38.86
Outstanding at December 31, 2017	1,049,503	$5.97	6.0

Exercisable at December 31, 2017	726,426	$6.24	4.9

During the twelve months ended December 31, 2017, 2016, and 2015, no options were exercised. The fair value of the Company's common stock on December 31, 2017 was $4.52 per share. The intrinsic value on outstanding options as of December 31, 2017 was $159,671. The intrinsic value on exercisable options as of December 31, 2017 was $20,102.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2017, 2016, and 2015, is presented below:

IZEA, Inc.
Notes to the Consolidated Financial Statements

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2014	372,092	$4.00	3.0
Granted	277,059	$3.84
Vested	(147,759)	$4.32
Forfeited	(39,466)	$3.44
Nonvested at December 31, 2015	461,926	$3.84	2.8
Granted	179,998	2.88
Vested	(187,181)	4.00
Forfeited	(40,437)	3.76
Nonvested at December 31, 2016	414,306	$3.60	2.6
Granted	141,246	1.76
Vested	(205,469)	3.36
Forfeited	(27,006)	3.12
Nonvested at December 31, 2017	323,077	$2.64	2.7

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on restricted stock and option awards during the twelve months ended December 31, 2017, 2016, and 2015 was $635,427, $748,092, and $705,466, respectively. Stock-based compensation expense was recorded as $13,381 to cost of revenue, $48,708 to sales and marketing, and $573,338 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2017. Stock-based compensation expense was recorded as $18,903 to cost of revenue, $70,680 to sales and marketing, and $658,509 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2016. Stock-based compensation expense was recorded as $14,534 to cost of revenue, $33,545 to sales and marketing, and $657,387 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2015. Future compensation related to nonvested awards as of December 31, 2017 expected to vest of $744,647 is estimated to be recognized over the weighted-average vesting period of approximately two years, six months.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six months offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. Employees paid $26,249 to purchase 16,168 shares of common stock during the twelve months ended December 31, 2017. Employees paid $58,021 to purchase 11,453 shares of common stock during the twelve months ended December 31, 2016. Employees paid $76,170 to purchase 13,403 shares of common stock during the twelve months ended December 31, 2015. As of December 31, 2017, the Company had 33,594 remaining shares of common stock available for future grants under the ESPP.

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

	Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net loss	$(5,467,699)	$(7,560,200)	$(11,308,171)
Weighted average shares outstanding - basic and diluted	5,674,901	5,380,465	3,737,897
Basic and diluted loss per common share	$(0.96)	$(1.41)	$(3.03)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Stock options	990,152	889,450	723,834
Warrants	531,969	551,867	1,873,547
Restricted stock units	—	—	58,475
Total excluded shares	1,522,121	1,441,317	2,655,856

NOTE 11.     RELATED PARTY TRANSACTIONS

In the warrant exchange transaction completed on August 14, 2015 as discussed in Note 9, the Special Situations Technology Fund II, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. (collectively, the “Special Situations Funds”), the Company's largest institutional shareholder, and Brian W. Brady, a director of the Company, participated in the transaction by exercising warrants that they received in the Company's previous private placements. The Special Situations Funds made a payment in the amount of $3,414,572 in consideration for 542,858 shares of the Company's common stock, and Mr. Brady made a payment in the amount of $2,460,208 in consideration for 502,940 shares of the Company's common stock. The Special Situations Funds and Mr. Brady exercised their warrants at the same price and on the same terms and conditions as all other warrant holders in the transaction, the negotiation of which terms was led by the Special Situations Funds and other institutional shareholders. Mr. Murphy and Mr. Gardner also participated in the warrant exchange transaction and made payments of $2,741 and $179,715, respectively, in consideration for 436 and 28,572, respective shares of the Company's common stock.

NOTE 12.     INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”), was signed into law resulting in significant changes to U.S. tax law, generally effective for tax years beginning after December 31, 2017. Among other changes, the Tax Act reduces the U.S. corporate income tax rate to 21 percent from a maximum rate of 34 percent; implements a new system of taxation for non-U.S. earnings, including imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries, permitting deductions for certain dividends from non-U.S. subsidiaries, and expanding income inclusions from controlled foreign corporations; imposes significant additional limitations on the deductibility of interest; and allows for the expensing of certain capital expenditures. In the absence of guidance on various ambiguities in the application of certain provisions of the Tax Act, the Company used what it believes are reasonable interpretations and assumptions in applying the Tax Act. It is possible, however, that the U.S. Internal Revenue Service will issue subsequent guidance or take positions that differ from the Company's interpretations and assumptions, which could have a material adverse effect on its deferred tax assets and liabilities, results of operations, and financial condition.

Because the Company's deferred tax assets and liabilities are fully reserved, there was no impact of the Tax Act on the consolidated financial statements for the twelve months ended December 31, 2017. However, deferred tax balances and related valuation allowances were re-measured to reflect the future tax benefit at the new enacted corporate tax rate of 21%. The U.S. deferred tax assets were reduced by $6.3 million and the valuation allowance was also reduced by $6.3 million. This re-measurement resulted in no net impact to the effective tax rate for the year ended December 31, 2017.

The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2017	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$19,362,000	$17,875,000	$15,649,000
Change in federal tax rate	(6,329,000)	—	—
Accrued expenses	270,000	256,000	187,000
Stock option and warrant expenses	698,000	804,000	618,000
Accounts receivable	67,000	90,000	52,000
Deferred rent	24,000	36,000	44,000
Other	1,000	3,000	3,000
Total deferred tax assets	14,093,000	19,064,000	16,553,000
Valuation allowance	(13,860,000)	(18,475,000)	(15,871,000)
Net deferred tax assets	233,000	589,000	682,000

Deferred tax liabilities:
Fixed and tangible assets	(233,000)	(589,000)	(682,000)
Total deferred tax liabilities	(233,000)	(589,000)	(682,000)

Total deferred tax assets (liabilities)	$—	$—	$—

IZEA, Inc.
Notes to the Consolidated Financial Statements

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended December 31,
	2017	2016	2015
Federal income tax at statutory rates	(34.0)%	(34.0)%	(34.0)%
Change in deferred tax asset valuation allowance	(81.7)%	39.0%	28.8%
Deferred state taxes	(3.3)%	(3.2)%	(2.5)%
Non-deductible expenses:
Change in value of acquisition liability	3.7%	—%	—%
Change in fair value of warrants	—%	—%	6.4%
ISO stock compensation	1.6%	1.3%	0.7%
Change in state & federal deferred rate	112.1%	(4.2)%	—%
Other	1.6%	1.1%	0.6%
Income taxes (benefit) at effective rates	—%	—%	—%

The Company has incurred net losses for tax purposes every year since inception. At December 31, 2017, the Company had approximately $50,177,102 in net operating loss carryforwards for U.S. federal and state income tax purposes that expire in various amounts between the years of 2026 and 2037. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 as a result of the substantial issuances of common stock in 2012 through 2015. Certain of the Company's net operating losses acquired in connection with the Ebyline acquisition also may be limited by IRC Section 382. The change in valuation allowance for the twelve months ended December 31, 2017 was a decrease of $4,615,000 resulting from the reduction in the future corporate tax rate offset by net operating losses during the period. The change in valuation allowance for the twelve months ended December 31, 2016 and 2015 was an increase of $2,604,000 and $4,648,000, respectively, resulting primarily from net operating losses generated during the period.

NOTE 13.    SUBSEQUENT EVENTS

On April 4, 2018, a securities lawsuit, Julian Perez v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted in the U.S. District Court for the Central District of California against the Company and certain of its executive officers on behalf of certain purchasers of the Company's common stock. The plaintiffs seek to recover damages for investors under federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. The Company is still in the early stages of this litigation and is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
On April 5, 2018, IZEA, Inc. (the “Company”) received a notification letter from the Listing Qualifications Department of Nasdaq indicating that, as a result of the Company’s delay in filing this Annual Report, the Company is not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The notification letter has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.

The Company filed a Notification of Late Filing on Form 12b-25 on April 3, 2018, indicating that the filing of this Annual Report would be delayed until after the completion of a restatement of the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2015 and 2016 and Quarterly Reports on Form 10-Q for each quarter for the years ended December 31, 2015 and 2016, and the first three quarters for the year ended December 31, 2017.

The notification letter stated that, under Nasdaq rules, the Company has 60 calendar days, or until June 4, 2018, to submit a plan to regain compliance with Nasdaq’s continued listing requirements. The Company may also regain compliance with Nasdaq’s continued listing requirements at any time before June 4, 2018, by filing this Annual Report with the SEC, as well as any subsequent periodic financial reports that may become due, and continuing to comply with Nasdaq’s other continued listing requirements. The filing of this Annual Report is the Company's action to regain compliance.

NOTE 14.    UNAUDITED QUARTERLY FINANCIAL DATA

The information for each quarterly period for the years ended December 31, 2015 and 2016, and for the first three quarters for the year ended December 31, 2017 have been restated to correct the errors and changes in presentation described in Note 2. The restated quarterly consolidated statements of operations for these quarterly periods are presented below:

	Three Months Ended September 30, 2017
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$8,154,674	$(1,064,819)	$—	$—	$7,089,855
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,758,621	(1,064,819)	608,824	—	3,302,626
Sales and marketing	2,342,002	—	(608,824)	—	1,733,178
General and administrative	2,687,266	—	—	(374,965)	2,312,301
Depreciation and amortization	—	—	—	374,965	374,965
Total costs and expenses	8,787,889	(1,064,819)	—	—	7,723,070
Loss from operations	(633,215)	—	—	—	(633,215)
Other income (expense):
Interest expense	(15,058)				(15,058)
Change in fair value of derivatives, net	45,160				45,160
Other income (expense), net	44,308				44,308
Total other income (expense), net	74,410	—	—	—	74,410
Net loss	$(558,805)	$—	$—	$—	$(558,805)

Weighted average common shares outstanding – basic and diluted	5,702,297				5,702,297
Basic and diluted loss per common share	$(0.10)				$(0.10)

	Three Months Ended June 30, 2017
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$6,980,221	$(1,267,317)	$—	$—	$5,712,904
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,442,181	(1,267,317)	539,835		2,714,699
Sales and marketing	2,426,363	—	(539,835)	—	1,886,528
General and administrative	2,524,630	—	—	(358,260)	2,166,370
Depreciation and amortization	—	—	—	358,260	358,260
Total costs and expenses	8,393,174	(1,267,317)	—	—	7,125,857
Loss from operations	(1,412,953)	—	—	—	(1,412,953)
Other income (expense):
Interest expense	(13,272)				(13,272)
Change in fair value of derivatives, net	(8,420)				(8,420)
Other income (expense), net	(11,953)				(11,953)
Total other income (expense), net	(33,645)	—	—	—	(33,645)
Net loss	$(1,446,598)	$—	$—	$—	$(1,446,598)

Weighted average common shares outstanding – basic and diluted	5,676,629				5,676,629
Basic and diluted loss per common share	$(0.25)				$(0.25)

	Three Months Ended March 31, 2017
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$6,202,506	$(1,368,001)	$—	$—	$4,834,505
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,195,526	(1,368,001)	509,535		2,337,060
Sales and marketing	2,898,355	—	(509,535)	—	2,388,820
General and administrative	2,809,524	—	—	(362,606)	2,446,918
Depreciation and amortization	—	—		362,606	362,606
Total costs and expenses	8,903,405	(1,368,001)	—	—	7,535,404
Loss from operations	(2,700,899)	—	—	—	(2,700,899)
Other income (expense):
Interest expense	(17,076)				(17,076)
Change in fair value of derivatives, net	(618)				(618)
Other income (expense), net	(627)				(627)
Total other income (expense), net	(18,321)	—	—	—	(18,321)
Net loss	$(2,719,220)	$—	$—	$—	$(2,719,220)

Weighted average common shares outstanding – basic and diluted	5,598,200				5,598,200
Basic and diluted loss per common share	$(0.49)				$(0.49)

	Three Months Ended December 31, 2016
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$7,433,991	$(1,550,377)	$—	$—	$5,883,614
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,795,209	(1,550,377)	643,460		2,888,292
Sales and marketing	2,705,246	—	(643,460)	—	2,061,786
General and administrative	2,723,490	—	—	(364,788)	2,358,702
Depreciation and amortization	—	—		364,788	364,788
Total costs and expenses	9,223,945	(1,550,377)	—	—	7,673,568
Loss from operations	(1,789,954)	—	—	—	(1,789,954)
Other income (expense):
Interest expense	(24,683)				(24,683)
Change in fair value of derivatives, net	(5,405)				(5,405)
Other income (expense), net	(9,590)				(9,590)
Total other income (expense), net	(39,678)	—	—	—	(39,678)
Net loss	$(1,829,632)	$—	$—	$—	$(1,829,632)

Weighted average common shares outstanding – basic and diluted	5,450,005				5,450,005
Basic and diluted loss per common share	$(0.34)				$(0.34)

	Three Months Ended September 30, 2016
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$7,496,972	$(1,463,042)	$—	$—	$6,033,930
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,927,279	(1,463,042)	595,877		3,060,114
Sales and marketing	2,584,287	—	(595,877)	—	1,988,410
General and administrative	2,454,555	—	—	(339,589)	2,114,966
Depreciation and amortization	—	—		339,589	339,589
Total costs and expenses	8,966,121	(1,463,042)	—	—	7,503,079
Loss from operations	(1,469,149)	—	—	—	(1,469,149)
Other income (expense):
Interest expense	(25,511)				(25,511)
Change in fair value of derivatives, net	(14,705)				(14,705)
Other income (expense), net	(2,238)				(2,238)
Total other income (expense), net	(42,454)	—	—	—	(42,454)
Net loss	$(1,511,603)	$—	$—	$—	$(1,511,603)

Weighted average common shares outstanding – basic and diluted	5,420,020				5,420,020
Basic and diluted loss per common share	$(0.28)				$(0.28)

	Three Months Ended June 30, 2016
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$6,913,689	$(1,480,064)	$—	$—	$5,433,625
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,418,387	(1,480,064)	586,546		2,524,869
Sales and marketing	2,612,714	—	(571,696)	—	2,041,018
General and administrative	2,524,746	—	(14,850)	(299,177)	2,210,719
Depreciation and amortization	—	—		299,177	299,177
Total costs and expenses	8,555,847	(1,480,064)	—	—	7,075,783
Loss from operations	(1,642,158)	—	—	—	(1,642,158)
Other income (expense):
Interest expense	(11,411)				(11,411)
Change in fair value of derivatives, net	26,421				26,421
Other income (expense), net	803				803
Total other income (expense), net	15,813	—	—	—	15,813
Net loss	$(1,626,345)	$—	$—	$—	$(1,626,345)

Weighted average common shares outstanding – basic and diluted	5,350,128				5,350,128
Basic and diluted loss per common share	$(0.30)				$(0.30)

	Three Months Ended March 31, 2016
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$5,465,950	$(1,582,822)	$—		$3,883,128
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,101,369	(1,582,822)	482,947		2,001,494
Sales and marketing	2,359,663	—	(461,287)	—	1,898,376
General and administrative	2,580,001	—	(21,660)	(296,297)	2,262,044
Depreciation and amortization	—			296,297	296,297
Total costs and expenses	8,041,033	(1,582,822)	—	—	6,458,211
Loss from operations	(2,575,083)	—	—	—	(2,575,083)
Other income (expense):
Interest expense	(21,339)				(21,339)
Change in fair value of derivatives, net	2,852				2,852
Other income (expense), net	950				950
Total other income (expense), net	(17,537)	—	—	—	(17,537)
Net loss	$(2,592,620)	$—	$—	$—	$(2,592,620)

Weighted average common shares outstanding – basic and diluted	5,300,520				5,300,520
Basic and diluted loss per common share	$(0.49)				$(0.49)

	Three Months Ended December 31, 2015
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$6,262,233	$(1,734,392)	$—	$—	$4,527,841
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,587,608	(1,734,392)	489,381		2,342,597
Sales and marketing	2,626,091	—	(468,981)	—	2,157,110
General and administrative	2,435,748	—	(20,400)	(428,071)	1,987,277
Depreciation and amortization	—	—		428,071	428,071
Total costs and expenses	8,649,447	(1,734,392)	—	—	6,915,055
Loss from operations	(2,387,214)	—	—	—	(2,387,214)
Other income (expense):
Interest expense	(29,507)				(29,507)
Loss on exchange of warrants	—				—
Change in fair value of derivatives, net	5,720				5,720
Other income (expense), net	4,120				4,120
Total other income (expense), net	(19,667)	—	—	—	(19,667)
Net loss	$(2,406,881)	$—	$—	$—	$(2,406,881)

Weighted average common shares outstanding – basic and diluted	5,118,139				5,118,139
Basic and diluted loss per common share	$(0.47)				$(0.47)

	Three Months Ended September 30, 2015
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$5,442,457	$(1,722,518)	$—	$—	$3,719,939
Costs and expenses:
Cost of revenue (exclusive of amortization)	3,290,457	(1,722,518)	475,392		2,043,331
Sales and marketing	1,982,088	—	(452,792)	—	1,529,296
General and administrative	1,056,473	—	(22,600)	(230,553)	803,320
Depreciation and amortization	—	—		230,553	230,553
Total costs and expenses	6,329,018	(1,722,518)	—	—	4,606,500
Loss from operations	(886,561)	—	—	—	(886,561)
Other income (expense):
Interest expense	(31,191)				(31,191)
Loss on exchange of warrants	(1,845,810)				(1,845,810)
Change in fair value of derivatives, net	115,904				115,904
Other income (expense), net	2,571				2,571
Total other income (expense), net	(1,758,526)	—	—	—	(1,758,526)
Net loss	$(2,645,087)	$—	$—	$—	$(2,645,087)

Weighted average common shares outstanding – basic and diluted	4,075,605				4,075,605
Basic and diluted loss per common share	$(0.65)				$(0.65)

	Three Months Ended June 30, 2015
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$4,627,742	$(1,750,026)	$—	$—	$2,877,716
Costs and expenses:
Cost of revenue (exclusive of amortization)	2,917,360	(1,750,026)	414,398		1,581,732
Sales and marketing	1,746,549	—	(397,398)	—	1,349,151
General and administrative	2,164,380	—	(17,000)	(226,211)	1,921,169
Depreciation and amortization	—	—		226,211	226,211
Total costs and expenses	6,828,289	(1,750,026)	—	—	5,078,263
Loss from operations	(2,200,547)	—	—	—	(2,200,547)
Other income (expense):
Interest expense	(36,393)				(36,393)
Loss on exchange of warrants	—				—
Change in fair value of derivatives, net	250,507				250,507
Other income (expense), net	1,142				1,142
Total other income (expense), net	215,256	—	—	—	215,256
Net loss	$(1,985,291)	$—	$—	$—	$(1,985,291)

Weighted average common shares outstanding – basic and diluted	2,885,721				2,885,721
Basic and diluted loss per common share	$(0.69)				$(0.69)

	Three Months Ended March 31, 2015
	As Previously Reported	Workflow Revenue Adjustment	Campaign Fulfillment Adjustment	Depreciation & Amortization Reclassification	As Restated
Revenue	$4,135,494	$(1,151,305)	$—	$—	$2,984,189
Costs and expenses:
Cost of revenue (exclusive of amortization)	2,441,491	(1,151,305)	340,691		1,630,877
Sales and marketing	1,581,487	—	(330,691)	—	1,250,796
General and administrative	1,860,514	—	(10,000)	(174,296)	1,676,218
Depreciation and amortization	—	—		174,296	174,296
Total costs and expenses	5,883,492	(1,151,305)	—	—	4,732,187
Loss from operations	(1,747,998)	—	—	—	(1,747,998)
Other income (expense):
Interest expense	(18,770)				(18,770)
Loss on exchange of warrants	—				—
Change in fair value of derivatives, net	(2,505,951)				(2,505,951)
Other income (expense), net	1,807				1,807
Total other income (expense), net	(2,522,914)	—	—	—	(2,522,914)
Net loss	$(4,270,912)	$—	$—	$—	$(4,270,912)

Weighted average common shares outstanding – basic and diluted	2,884,883				2,884,883
Basic and diluted loss per common share	$(1.48)				$(1.48)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Due to the material weakness outlined below, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that due to a material weakness in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of December 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our year-end financial statement close, our process of evaluating the adoption of the new accounting pronouncement for revenue recognition, and our preparation of this Annual Report, management determined that there were errors in our previously issued financial statements related to our presentation of revenue related to the self-service Content Workflow portion of our revenue and our classification of cost of revenue related to our Managed Services. Specifically, we determined that revenue from Content Workflow services should have been reported on a net transaction basis. In addition, we determined that cost of revenue related to our Managed Services only included the direct cost of the content that was being purchased by our customers, and did not appropriately include the cost of our internal personnel responsible for fulfilling these services. We historically considered and reported the cost of our campaign fulfillment personnel as part of our sales and marketing expenses.

This conclusion resulted in the restatement discussed in Notes 2 and 14 to the Consolidated Financial Statements. Accordingly, we determined that we have a material weakness in the evaluation of the application of generally accepted accounting principles for our contractual arrangements with customers, more specifically the method of revenue recognition and the identification and classification of the costs of our services.

The errors had no impact on our previously reported loss from operations, net loss, loss per share, or on any of our consolidated balance sheets, statements of cash flows, and statements of stockholders' equity.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

Remediation of Material Weakness

To remediate the material weakness described above, we have implemented additional controls including the engagement of independent third-party technical accounting experts to assist management with the adoption of new accounting pronouncements, the review and evaluation of significant contracts, and the related financial reporting. We are continuing to evaluate our processes and controls after giving effect to the additional controls. Further processes and controls may be added. We believe that these measures will remediate the material weakness identified and strengthen the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting was not subject to attestation by the Company's independent registered public accounting firm as we are a smaller reporting company and not required to provide an attestation report. Accordingly, BDO USA, LLP, has not issued an attestation report on the Company's internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	41	Founder, Chairman of the Board, President and Chief Executive Officer
Ryan S. Schram	37	Chief Operating Officer and Director
LeAnn C. Hitchcock	48	Chief Financial Officer
Brian W. Brady	59	Director
John H. Caron	60	Director
Lindsay A. Gardner	57	Director, Compensation Committee Chairman
Jill M. Golder	56	Director, Audit Committee Chairman
Daniel R. Rua	49	Director

The principal occupations for at least the past five years of each of our executive officers and directors are as follows:

Executive Officers

Edward H. (Ted) Murphy, Founder, Chairman of the Board, President and Chief Executive Officer founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder, President and Chief Executive Officer, Mr. Murphy leads IZEA, both with his day-to-day operational leadership and with his strategic vision for IZEA and its products. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy was elected as a director based on his extensive social sponsorship industry knowledge and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Ryan S. Schram, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading our client development, campaign management, brand marketing, public relations and creator alliance departments. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at ePrize, the industry leader in integrated engagement marketing. Prior to that, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive. Mr. Schram holds a Bachelor of Arts degree in Management from the Eli Broad College of Business at Michigan State University. Mr. Schram was elected as a director of IZEA due to his substantial knowledge and working experience in marketing and client development in quickly evolving industries.

LeAnn C. Hitchcock, Chief Financial Officer, joined us in September 2011 as a financial consultant and was appointed as our Chief Financial Officer in August 2014. During her time as a consultant, she assisted us with financial reporting, internal accounting controls and assistance during our quarterly reviews and annual audits. Prior to working with IZEA, Ms. Hitchcock worked as the Chief Financial Officer of NBI Juiceworks in 2010 and as the SEC Compliance Officer of Workstream Inc. in 2009. From 2002 to 2009, Ms. Hitchcock worked at Galaxy Nutritional Foods as its Chief Financial Officer and later as its SEC Compliance Officer until the company was sold and privatized through a tender offer in 2009. Ms. Hitchcock started her career as an auditor with Arthur Andersen and PricewaterhouseCoopers with a strong emphasis on public companies. Ms. Hitchcock holds a Bachelor of Science degree with a double major in Accounting and Business Administration from Palm Beach Atlantic University and a Masters degree in Accounting from Florida State University.

Directors

Brian W. Brady, Director, joined our Board in August 2012. Since 1995, Mr. Brady has been the President and Chief Executive Officer of Northwest Broadcasting, Inc., and Chairman of Bryson Holdings LLC. Collectively, these companies own and operate 15 television stations in nine markets. Mr. Brady currently serves on the board of Syncbak, a privately held technology company, SumTV, iPowow International, Layer3TV and TV4 Entertainment. Mr. Brady is also one of three senior advisors for Manhattan West Asset Management, an independent wealth management and high net worth financial advisory firm. Mr. Brady previously served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. He also previously served on the board of the National Association of Broadcasting (8 years), Saga Communication (9 years) and the Ferris State College Foundation Board (7 years). Mr. Brady holds a Bachelor of Science degree in advertising from Ferris State University. Mr. Brady was elected to serve as a member of our Board due to his more than 25 years of experience in the multi-media industry making his input invaluable to us as we expand our portfolio of customers and platform offerings.

John H. Caron, Director, joined our Board in April 2015. Mr. Caron has 27 years of marketing experience in the consumer packaged goods and restaurant industries. Since May 2017, Mr. Caron has served as Vice President and a director of Entrepreneurs in Action, Inc., a Florida benefit corporation, which, among other things, will be the Manager of one or more funds to invest in early-stage and start-up social enterprises. Mr. Caron has also served as an independent director on the board of Actionable Quality Assurance since April 2017, on the board of Tijuana Flats since November 2015, on the board of Thrive Frozen Nutrition, Inc. since April 2014, and on the board of venVelo, a Central Florida early-stage venture fund, since May 2013. Prior to joining our Board, Mr. Caron was a member of our Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013, Darden's Chief Marketing Officer from March 2010 to May 2011 and Darden's Executive Vice President of Marketing for Olive Garden from 2003 to 2010. Before joining Darden Restaurants, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor of Science degree in Political Science from The Colorado College and a Masters degree in American Politics from New York University Department of Politics. Mr. Caron also earned an MBA in Marketing from New York University Stern School of Business. Mr. Caron was elected to serve as a member of the Board due to his decades of experience in leading and managing marketing and branding operations in highly competitive industries.

Lindsay A. Gardner, Director, joined our Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Currently, Mr. Gardner serves as a Senior Vice President of T-Mobile. Previously, he was the Chief Content Officer of Layer3TV from January 2015 until its sale to T-Mobile in January 2018. In June 2010, he became a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $100 billion under management. Since May 2010, he has focused on global buyout opportunities in the media sector. From 2007 to 2010, Mr. Gardner was a partner of New York-based, MediaTech Capital Partners. From 1999 until mid-2007, Mr. Gardner led distribution, sales and marketing for Fox Networks. Mr. Gardner is currently the Chairman on the board of the Courage Campaign Institute. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board due to his significant experience in the media, technology and entertainment industries, as both an executive and a private equity investor.

Jill M. Golder, Director, joined our Board in May 2015. Ms. Golder has 30 years of finance, accounting and corporate governance experience and has served in numerous leadership roles at Fortune 500 companies. Ms. Golder is currently the Senior Vice President and Chief Financial Officer of Cracker Barrel Old Country Store, Inc., which she joined in April 2016. She was previously employed at Ruby Tuesday, Inc. from April 2013 to April 2016 where she served as Executive Vice President and Chief Financial Officer. Prior to joining Ruby Tuesday, Ms. Golder served as Chief Financial Officer for Cooper's Hawk Winery & Restaurants. Prior to her tenure at Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, holding progressively more responsible positions in finance including Senior Vice President of Finance for Olive Garden, Smokey Bones, Specialty Restaurant Group and Red Lobster. Ms. Golder also served as Director of Strategic Planning and Corporate Analysis for Domino's Pizza International from 1994 to 1995 and she earlier served as a Manager of Finance at Walt Disney World. Ms. Golder serves on the University of Tennessee Economics Advisory Council. She also serves on the Board of Directors for BarFly Ventures, Inc. She earned a Bachelor of Arts degree with a major in Economics at Kalamazoo College and a Masters degree in Business Administration from the University of Chicago Booth School of Business. Ms. Golder was elected to serve as a member of the Board due to her extensive knowledge of complex financial, accounting and operational issues highly relevant to our business.

Daniel R. Rua, Director, rejoined our Board in July 2012. Since November 2015, Mr. Rua has served as the Chief Executive Officer of Admiral, a private company that provides advanced adblock analytics and advertising revenue recovery for online publishers. From September 2006 to May 2011, Mr. Rua served as the Executive Chairman and an early investor in our predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund, since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley’s early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led Internet protocol development at IBM’s Networking Labs in Research Triangle, from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo). Mr. Rua holds a B.S. degree in computer engineering from the University of Florida. He also earned a J.D. from the University of North Carolina School of Law and an M.B.A. from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua was elected to serve as a member of our Board due to his extensive knowledge of our products and services as a director and early investor in our predecessor, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board and serve at the discretion of the Board.

Family Relationships

There are no family relationships among our executive officers and directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock must file initial reports of ownership with respect to our equity securities and reports of changes in such ownership with the SEC. Such persons are required by SEC rules to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon our review of the copies of the forms furnished to us and written representations of our officers and directors, we believe that during the year ended December 31, 2017, all Section16(a) filings were made in a timely manner, with the exception of Mr. Murphy, who had one late filing to report the grant of stock options on June 21, 2017 and Mr. Brady, Mr. Caron, Mr. Gardner, Ms. Golder, and Mr. Rua who each had one late filing to report the grant of restricted shares on July 31, 2017. These filings were late by one day due to administrative error.

Board Committees
Our Board has three active standing committees to assist it with its responsibilities. Below, we describe the three committees, the charters of which are available on our website at https://izea.com. Neither our website nor its contents are incorporated into this Proxy Statement.
Audit Committee. The Audit Committee's duties are to recommend to the Board the engagement of independent auditors to audit our financial statements and to review our accounting policies and financial statements.  The Audit Committee is responsible for reviewing the scope and fees for the annual audit and the results of audit examinations performed by our independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

     The Audit Committee is comprised of three non-employee directors: Jill M. Golder, John H. Caron and Daniel R. Rua.  The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in Rule 5605 of the listing standards of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  Ms. Golder serves as the audit committee chairman and is designated as the “audit committee financial expert” based on her nearly 30 years of finance, accounting and corporate governance experience. The Audit Committee met telephonically four times at regularly scheduled meetings during the year ended December 31, 2017.

Compensation Committee. The Compensation Committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers.  The Compensation Committee is also charged with reviewing and administering our equity incentive compensation plans, and recommending and approving grants of stock options or other awards under that plan.

The Compensation Committee is comprised of three non-employee directors: Lindsay A. Gardner, John H. Caron and Daniel R. Rua.  The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  Mr. Gardner serves as the chairman of the Compensation Committee. The Compensation Committee met as needed as part of the 12 regularly scheduled Board meetings during the year ended December 31, 2017.

Nominations and Corporate Governance Committee.  The purpose of the Nominations and Corporate Governance Committee is to select, or recommend for our entire Board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board.  The Nominations and Corporate Governance Committee's duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of all of our non-employee directors: Brian W. Brady, John H. Caron, Lindsay A. Gardner, Jill M. Golder and Daniel R. Rua.

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
Five of our seven directors are independent within the meaning of SEC and Nasdaq rules. In addition, all of the directors on each of the Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee are independent and each of these committees is led by an independent committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. We do not have a lead independent director, but, as required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of the independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes. Our independent directors bring experience, oversight and expertise from outside the company and industry, while Messrs. Murphy and Schram bring company-specific experience and expertise.

Board Role in Risk Oversight
While the Board is responsible for overseeing our risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors our major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed, and the Board receives reports on risk management from our senior officers and from the chair of the Audit Committee. In addition, Mr. Murphy’s extensive knowledge of IZEA uniquely qualifies him to lead the Board in assessing risks. The Board believes that the work undertaken by the Audit Committee, the full Board and the Chairman and Chief Executive Officer, enables the Board to effectively oversee our risk management function.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our Code of Business Conduct and Ethics available on our website at https://izea.com. Amendments to the Code of Business Conduct and Ethics or any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules will also be disclosed on our website.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as our principal executive officer (“PEO”) during the year ended December 31, 2017; (ii) each person who served as our principal financial officer (“PFO”) during the year ended December 31, 2017; and (iii) up to two other most highly compensated executive officers other than the PEO or the PFO who were serving as executive officers as of December 31, 2017 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	All Other Compen-sation ($) (2)	Total ($)
Edward H. (Ted) Murphy	2017	233,010	—	36,411	175,250	91,002	814	536,487
President and Chief Executive Officer	2016	232,942	—	—	168,541	79,842	1,027	482,352
Ryan S. Schram	2017	248,544	1,000	6,446	42,126	228,512	305	526,933
Chief Operating Officer	2016	248,572	—	—	38,929	164,908	—	452,409
LeAnn C. Hitchcock	2017	196,154	1,000	—	—	25,684	376	223,214
Chief Financial Officer	2016	202,250	—	—	—	16,698	—	218,948
(1) Represents the aggregate grant date fair value of stock options issued during the year as calculated in accordance with FASB ASC Topic 718. See “Critical Accounting Policies and Use of Estimates” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information, including valuation assumptions used in calculating the fair value of the awards.

(2)	Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.
Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2017 pursuant to our equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($) (1)	Option Expiration Date
Edward H. (Ted) Murphy (2)	25,000	—	$5.00	3/1/2023
President and Chief Executive Officer	9,384	—	$5.00	3/1/2023
	219,949	—	$5.00	8/15/2023
	69,382	1,476	$7.30	9/9/2019
	38,341	1,659	$5.20	12/26/2024
	5,323	1,977	$7.80	4/1/2025
	2,072	1,036	$8.40	7/1/2025
	1,998	1,309	$8.00	10/1/2025
	21,031	16,357	$7.80	11/30/2025
	3,976	4,321	$6.91	3/30/2026
	2,423	3,116	$5.75	5/16/2026
	3,022	5,036	$7.22	8/16/2026
	1,968	4,331	$4.72	11/17/2026
	12,500	27,500	$4.75	11/30/2026
	3,266	10,983	$4.20	3/31/2027
	2,229	9,658	$2.75	5/12/2027
	3,514	24,599	$1.95	8/14/2027
	2,500	37,500	$4.65	11/30/2027

Ryan S. Schram (3)	5,000	—	$5.00	3/1/2023
Chief Operating Officer	3,750	—	$5.00	3/1/2023
	9,667	333	$5.40	5/20/2019
	37,500	—	$6.80	11/3/2018
	5,278	1,389	$5.60	1/2/2025
	887	330	$7.80	4/1/2025
	341	170	$8.40	7/1/2025
	338	222	$8.00	10/1/2025
	3,442	2,913	$7.60	1/1/2026
	663	720	$6.91	3/30/2026
	404	519	$5.75	5/16/2026
	504	839	$7.22	8/16/2026
	328	722	$4.72	11/17/2026
	1,945	4,722	$4.51	1/1/2027
	544	1,831	$4.20	3/31/2027
	452	1,960	$2.75	5/12/2027
	532	3,723	$1.95	8/14/2027

LeAnn C. Hitchcock (4)	125	—	$5.00	3/1/2023
Chief Financial Officer	4,833	167	$5.40	5/20/2019
	17,500	2,500	$8.00	8/25/2019
	5,625	4,375	$8.00	12/1/2025

(1)	Unless otherwise indicated, the option exercise price represents the closing price of our common stock on the date of grant.

(2)
On March 1, 2013, Mr. Murphy received an incentive stock option to purchase 25,000 shares of common stock, vesting in equal monthly installments of approximately 694 shares over the three years following the grant date. Additionally, on March 1, 2013, Mr. Murphy received an incentive stock option to purchase 9,384 shares of common stock. The option fully vested after one year on March 1, 2014. In connection with our 2013 private placement, Mr. Murphy received a non-qualified stock option to purchase 219,949 shares of common stock. The option vested immediately as to 54,987 shares (25%) and the remainder vests in equal monthly installments of approximately 3,437 shares over four years. On September 9, 2014, Mr. Murphy received a non-qualified stock option to purchase 70,858 shares of common stock. The option vested immediately as to 7,381 shares and the remainder vests in equal monthly installments of approximately 1,476 shares over 43 months following the grant date. On December 26, 2014, Mr. Murphy received a non-qualified stock option to purchase 40,000 shares of common stock. The option vested immediately as to 6,000 shares and the remainder vests in equal monthly installments of approximately 829 shares over 41 months following the grant date. As a result of quarterly bonus awards based on Key Performance Indicators, Mr. Murphy received incentive stock options totaling 13,715 shares on April 1, 2015, July 1, 2015 and October 1, 2015. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart. Pursuant to his employment agreement, on November 30, 2015, Mr. Murphy received a non-qualified stock option to purchase 37,388 shares of common stock vesting in equal monthly installments of approximately 779 shares over four years following the grant date. As a result of quarterly and annual bonus awards based on Key Performance Indicators, Mr. Murphy received incentive stock options on March 30, 2016, May 16, 2016, August 16, 2016 and November 17, 2016 totaling 28,193 shares. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart. Pursuant to his employment agreement, on November 30, 2016, Mr. Murphy received a non-qualified stock option to purchase 40,000 shares of common stock vesting in equal monthly installments of approximately 833 shares over four years following the grant date. As a result of quarterly and annual bonus awards based on Key Performance Indicators, Mr. Murphy received incentive stock options on March 31, 2017 and May 12, 2017 totaling 26,136 shares. These options were subject to the approval of an increase in shares in our Equity Incentive Plan, which was approved on June 21, 2017. These options vest as to 1,139 shares on June 30, 2017 and the remainder vests in equal monthly installments of approximately 545 shares thereafter. On August 14, 2017, Mr. Murphy received anon-qualified stock option to purchase 28,113 shares for his second quarter bonus award. This option vests in equal monthly installments of approximately 586 shares over four years and expires ten years after the grant date as indicated in the chart. Pursuant to his employment agreement, on November 30, 2017, Mr. Murphy received a non-qualified stock option to purchase 40,000 shares of common stock vesting in equal monthly installments of approximately 833 shares over four years following the grant date.

(3)
On March 1, 2013, Mr. Schram received an incentive stock option to purchase 5,000 shares of common stock, vesting in equal installments of approximately 139 shares per month over three years from the grant date. Additionally, on March 1, 2013, Mr. Schram received an incentive stock option to purchase 3,750 shares of common stock. The option fully vested after one year on March 1, 2014. On May 20, 2013, Mr. Schram received an incentive stock option to purchase 10,000 shares, vesting in equal monthly installments of approximately 167 shares over five years following the grant date. On November 3, 2013, Mr. Schram received a non-qualified stock option to purchase 37,500 shares of common stock. The option vested as to 9,375 shares on November 3, 2014 and the remainder vests in equal monthly installments of approximately 781 shares thereafter. Pursuant to his employment agreement, on January 1, 2015, Mr. Schram received an incentive stock option to purchase 6,667 shares of common stock vesting in equal monthly installments of approximately 139 shares over four years following the grant date. As a result of quarterly bonus awards based on Key Performance Indicators, Mr. Schram received incentive stock options on April 1, 2015, July 1, 2015 and October 1, 2015 totaling 2,288 shares. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart. Pursuant to his employment agreement, on January 1, 2016, Mr. Schram received an incentive stock option to purchase 6,355 shares of common stock vesting in equal monthly installments of approximately 132 shares over four years following the grant date. As a result of quarterly and annual bonus awards based on Key Performance Indicators, Mr. Schram received incentive stock options on March 30, 2016, May 16, 2016, August 16, 2016 and November 17, 2016 totaling 4,699 shares. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart. Pursuant to his employment agreement, on January 1, 2017, Mr. Schram received an incentive stock option to purchase 6,667 shares of common stock vesting in equal monthly installments of approximately 139 shares over four years following the grant date. As a result of quarterly and annual bonus awards based on Key Performance Indicators, Mr. Schram received incentive stock options on March 31, 2017, May 12, 2017 and August 14, 2017 totaling 9,042 shares. These options vest in equal monthly installments over four years and expire ten years after the grant date as indicated in the chart.

(4)
On June 8, 2012, Ms. Hitchcock received a non-qualified stock option to purchase 125 shares of common stock. This option vested as to 31 shares on June 8, 2013 and the remainder vests in equal monthly installments of approximately 3 shares thereafter. On March 1, 2013, Ms. Hitchcock received a non-qualified stock option to purchase 125 shares of common stock. The option fully vested after one year on March 1, 2014. On May 20, 2013, Ms. Hitchcock received a non-qualified stock option to purchase 5,000 shares of common stock, vesting in equal monthly installments of approximately 83 shares over five years. On August 25, 2014, Ms. Hitchcock received an option to purchase 20,000 shares of common stock. The option vests as to 5,000 shares (25%) one year after the issuance date and the remainder in equal monthly installments of approximately 417 shares over the following three years. On December 1, 2015, Ms. Hitchcock received an incentive stock option to purchase 10,000 shares of common stock, vesting in equal monthly installments of approximately 208 shares over four years following the grant date.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward H. (Ted) Murphy (1)	—	$—	2,576	$11,643
President and Chief Executive Officer	—	$—	7,386	$33,385

Ryan S. Schram (2)	—	$—	606	$2,739
Chief Operating Officer	—	$—	1,231	$5,564

(1)
We issued 2,812 shares and 7,543 shares of restricted stock on August 14, 2017 and November 9, 2017, respectively, to Mr. Murphy for amounts owed on his second and third quarter performance bonus. The stock was initially valued at $36,411 and vests in equal monthly installments over 48 months from issuance. As of December 31, 2017, 9,962 shares of the 10,355 issued shares of restricted stock are unvested with a total market value of $45,028 based on the closing stock price of $4.52 on December 31, 2017.

(2)
We issued 662 shares and 1,257 shares of restricted stock on August 14, 2017 and November 9, 2017, respectively, to Mr. Schram for amounts owed on his second and third quarter performance bonus. The stock was initially valued at $6,446 and vests in equal monthly installments over 48 months from issuance. As of December 31, 2017, 1,837 shares of the 1,919 issued shares of restricted stock are unvested with a total market value of $8,303 based on the closing stock price of $4.52 on December 31, 2017.

Employment Agreements

On December 26, 2014, the Board signed a new employment agreement with Edward H. (Ted) Murphy with an initial term commencing on December 1, 2014 and ending on November 30, 2017. The agreement auto-renews for successive one-year periods if no termination notice is provided. Pursuant to the employment agreement, Mr. Murphy receives an annual base salary of $225,000 with a guaranteed base salary increase of no less than 2% in April of each year and annual stock options with a fair value of $150,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 40,000 shares. In the event the fair market value of the stock option grant is less than $150,000 as limited by the 40,000 share cap, Mr. Murphy will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted Stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Additionally, he is eligible for annual bonus distributions up to $85,000 in cash and $150,000 in stock options as determined by the Board, based on meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2016, Mr. Murphy was awarded cash bonuses totaling $79,842 of which $15,078 was remaining to be paid in 2017. For the year ended December 31, 2017, Mr. Murphy was awarded cash bonuses totaling $71,101 of which $28,387 was remaining to be paid in 2018. Additionally, Mr. Murphy's annual stock option award on November 30, 2017 was capped at 40,000 shares with a fair value of $110,198. Therefore, the Board elected to pay the $39,802 difference in fair value with a 50% cash bonus of $19,901.

In connection with the agreement, Mr. Murphy received an option to purchase 40,000 shares of common stock at an exercise price of $5.20 per share, expiring on December 26, 2024. The option vested as to 6,000 shares immediately and the remainder vests in equal monthly installments over 41 months commencing December 31, 2014.

Mr. Murphy's employment agreement is subject to early termination for any reason upon written notice to him and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, Mr. Murphy will be entitled to a severance of six months of his current salary and twelve months of COBRA payments. In the case of termination due to disability, Mr. Murphy will be entitled to a severance of his current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreement) and Mr. Murphy's employment terminates within six months following the change of control for reasons other than for cause, then Mr. Murphy will be entitled to such amount equal to six months of his then current base salary.

Pursuant to an employment agreement dated August 25, 2014, LeAnn C. Hitchcock receives an annual base salary of $185,000 and is eligible for bonus distributions as determined by the Board, based on meeting and exceeding mutually agreed upon annual performance goals. Effective December 1, 2015, the Board increased Ms. Hitchcock's salary to an annual base salary of $200,000 and granted her a stock option to purchase 10,000 shares of common stock at an exercise price of $8.00 per share, expiring on December 1, 2025. The option vests in equal monthly installments over 48 months commencing December 1, 2015.

    Ms. Hitchcock's employment agreement is subject to early termination for any reason upon written notice to her and in the case of death, disability and cause. If terminated, for any reason other than death, disability or cause, Ms. Hitchcock will be entitled to a severance of three months of her then current salary. In the case of termination due to disability, Ms. Hitchcock will be entitled to a severance of her current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreement) and Ms. Hitchcock's employment terminates within six months following the change of control for reasons other than for cause, then Ms. Hitchcock will be entitled to such amount equal to her then current compensation for the greater of three months or the time remaining between the termination and the six month anniversary of the change of control. For the year ended December 31, 2016, Ms. Hitchcock was awarded cash bonuses totaling $16,698 of which $5,321 was remaining to be paid in 2017. For the year ended December 31, 2017, Ms. Hitchcock was awarded cash bonuses totaling $26,684 of which $10,031 was remaining to be paid in 2018.

On January 25, 2015, we entered into an amended and restated executive employment agreement, effective January 1, 2015, with Ryan S. Schram to serve as our Chief Operating Officer through December 31, 2017. The agreement auto-renews for successive one-year periods if no termination notice is provided. Per the agreement, Mr. Schram will receive an annual base salary of $240,000 with an annual increase of no less than 2% on April 1st of each year beginning on April 1, 2015. Additionally, on January 1st each year, Mr. Schram will receive annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 6,667 shares. In the event the fair market value of the stock option grant is less than $25,000 as limited by the 6,667 share cap, Mr. Schram will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the difference in fair market value in Restricted Stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Mr. Schram will also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on our gross revenue. If Mr. Schram is terminated for any reason other than death, disability or cause, or if he resigns for good reason (as those terms are defined in the Amended and Restated Executive Employment Agreement), Mr. Schram will be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his responsibilities, will be deemed to constitute good reason under the Amended and Restated Executive Employment Agreement. For the year ended December 31, 2016, Mr. Schram was awarded cash bonuses totaling $164,908 of which $47,475 was remaining to be paid in 2017. For the year ended December 31, 2017, Mr. Schram was awarded cash bonuses totaling $223,757 of which $64,815 was remaining to be paid in 2018. Additionally, Mr. Schram's annual stock option award on January 1, 2017 was capped at 6,667 shares with a fair value of $13,490. Therefore, the Board elected to pay the $11,510 difference in fair value with a 50% cash bonus of $5,755.

Equity Incentive Plans

In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At our 2017 Annual Meeting of Stockholders held on June 21, 2017, the stockholders approved the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan by 500,000 shares. The amended May 2011 Plan allows us to grant options to purchase up to 1,500,000 shares as an incentive for our employees and consultants.  On August 22, 2011, we adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2017, options to purchase 155,739 shares have been exercised under the May 2011 Plan and the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, the Board determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the purchase price is set at the fair market value of our common stock on the grant date, the term is set at ten years and the options typically vest on a straight-line basis over the requisite service period as follows: 25% of options shall vest one year from the date of grant and the remaining options shall vest monthly, in equal increments over the following three years. We issue new shares to the optionee for any stock awards or options exercised pursuant to the applicable 2011 Equity Incentive Plan.

On April 16, 2014, stockholders holding a majority of our outstanding shares of common stock, upon previous recommendation and approval of our Board, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of our common stock for issuance thereunder. Any employee regularly employed by us for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by our Board. As of December 31, 2017, 41,406 shares have been issued under the ESPP.

The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	1,049,503	$5.97	417,992
Equity compensation plans not approved by security holders	—	—	—
Total	1,049,503	$5.97	417,992

(1) As of December 31, 2017, we had 382,523 shares of common stock reserved for future issuance under our May 2011 Equity Incentive Plan, 1,875 shares of common stock reserved for future issuance under our August 2011 Equity Incentive Plan and 33,594 shares of common stock reserved for future issuance under our 2014 Employee Stock Purchase Plan.

As of April 13, 2018, we had 5,819,246 shares of common stock issued, outstanding stock options to purchase 1,040,757 shares of our common stock at an average exercise price of $5.95 per share, and outstanding warrants to purchase 514,012 shares of our common stock at an average exercise price of $8.47 per share.

Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director of IZEA, during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Brian W. Brady (1)	26,000	25,000	51,000
John H. Caron (2)	30,000	25,000	55,000
Lindsay A. Gardner (3)	26,000	25,000	51,000
Jill M. Golder (4)	30,000	25,000	55,000
Daniel R. Rua (5)	30,000	25,000	55,000
_________________

(1)
On August 7, 2012, we appointed Brian W. Brady to our Board. In 2017, Mr. Brady received 8,354 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as $30,399 based on the closing stock price at the end of each month as the shares vested throughout 2017. Mr. Brady also received cash compensation of $26,000 in accordance with the non-employee director compensation program effected in March 2013.

(2)
On April 13, 2015, we appointed John H. Caron to our Board. In 2017, Mr. Caron received 8,354 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as $30,399 based on the closing stock price at the end of each month as the shares vested throughout 2017. Mr. Caron also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(3)
On December 10, 2013, we appointed Lindsay A. Gardner to our Board. In 2017, Mr. Gardner received 8,354 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as $30,399 based on the closing stock price at the end of each month as the shares vested throughout 2017. Mr. Gardner also received cash compensation of $26,000 in accordance with the non-employee director compensation program effected in March 2013.

(4)
On May 26, 2015, we appointed Jill M. Golder to our Board. In 2017, Ms. Golder received 8,354 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as $30,399 based on the closing stock price at the end of each month as the shares vested throughout 2017. Ms. Golder also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(5)
On July 31, 2012, we reappointed Daniel R. Rua to our Board. In 2017, Mr. Rua received 8,354 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as $30,399 based on the closing stock price at the end of each month as the shares vested throughout 2017. Mr. Rua also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

_________________

Effective March 1, 2013, the disinterested members of the Board implemented a compensation program for the directors that entitles each serving non-employee director to receive the following compensation:

•	An annual board retainer fee of $25,000 to be paid in restricted stock each calendar year earned equally over the year of service.

•	A cash retainer fee of $20,000 per year, payable in cash or restricted stock.

•	Reimbursement of actual and necessary travel and related expenses in connection with attending in-person Board meetings.

•	A $1,000 per meeting fee for all meetings of the Board, subject to a $6,000 annual cap.

•	A $1,000 per Audit Committee meeting fee, subject to a $4,000 annual cap.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table presents information with respect to the beneficial ownership of our common stock as of April 13, 2018 by:

•	each person or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors and named executive officers; and,

•	all of our directors and executive officers as a group.

The number of shares of our common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after April 13, 2018, or by June 12, 2018, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. The information relating to our 5% beneficial owners is based on information we received from such holders.
Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them and the address of each person named in the following table is c/o IZEA, Inc. at 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	484,871	7.7%
Ryan S. Schram (3)	87,331	1.5%
LeAnn C. Hitchcock (4)	44,474	*
Brian W. Brady (5)	932,611	16.0%
John H. Caron (6)	45,649	*
Lindsay A. Gardner (7)	88,500	1.5%
Jill M. Golder (8)	24,811	*
Daniel R. Rua (9)	36,948	*
All executive officers and directors as a group (8 persons) (11)	1,745,195	27.3%

All Other 5% Stockholders:
Special Situations Funds, collectively (10)	543,216	9.3%

* Less than 1%

(1)	Applicable percentage of ownership for each holder is based on 5,819,246 shares outstanding as of April 13, 2018.

(2)	Includes 39,512 shares and exercisable stock options to purchase 445,359 shares of common stock under our May 2011 Equity Incentive Plan.

(3)	Includes 12,289 shares and exercisable stock options to purchase 75,042 shares of common stock under our May 2011 Equity Incentive Plan.

(4)	Includes 13,932 shares and exercisable stock options to purchase 30,542 shares of common stock under our May 2011 Equity Incentive Plan.

(5)	Includes 924,163 shares, exercisable stock options to purchase 8,448 shares of common stock under our May 2011 Equity Incentive Plan.

(6)	Includes 40,649 shares and exercisable stock options to purchase 5,000 shares of common stock under our May 2011 Equity Incentive Plan.

(7)
Includes 82,586 shares, exercisable stock options to purchase 3,414 shares of common stock under our May 2011 Equity Incentive Plan and exercisable stock options to purchase 2,500 shares of common stock under our August 2011 Equity Incentive Plan.

(8)	Includes 22,311 shares, exercisable stock options to purchase 2,500 shares of common stock under our May 2011 Equity Incentive Plan.

(9)	Includes 29,226 shares, exercisable stock options to purchase 7,722 shares of common stock under our May 2011 Equity Incentive Plan.

(10)
Special Situations Technology Fund II, L.P. (“SSFTechII”) is the registered holder of 291,622 shares, Special Situations Private Equity Fund, L.P. (“SSFPE”) is the registered holder of 200,131 shares, and Special Situations Technology Fund, L.P. (“SSFTech”) is the registered holder of 51,463 shares. SSFTechII, SSFPE and SSFTech (collectively, the “Special Situations Funds”) own 543,216 shares of common stock combined. As a result of the beneficial ownership limitations included in the warrants held by the Special Situations Funds, the warrants may be exercised to the extent that the total number of shares of common stock then beneficially owned does not exceed 19.99% of the outstanding stock. AWM Investment Company, Inc., a Delaware corporation (“AWM”) is the investment adviser to the Special Situations Funds.  Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are the controlling principal owners of AWM.  Through their control of AWM, Messrs. Marxe, Greenhouse and Stettner share voting and investment control over the portfolio securities of each of the Special Situations funds listed above.  The address of the Special Situations Funds is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(11)
For all executive officers and directors as a group, this amount includes 1,164,668 shares and exercisable stock options to purchase 580,527 shares of common stock under our Equity Incentive Plans as further detailed in footnotes (2) through (9) above.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board has determined that John H. Caron, Lindsay A. Gardner, Jill M. Golder, Daniel R. Rua and Brian W. Brady are “independent directors” as defined in Nasdaq Listing Rule 5605(a)(2).  As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.

We review all transactions involving us in which any of our directors, director nominees, significant shareholders and executive officers and their immediate family members are participants to determine whether such person has a direct or indirect material interest in the transaction.  All directors, director nominees and executive officers must notify us of any proposed transaction involving us in which such person has a direct or indirect material interest.  Such proposed transaction is then reviewed by either the Board as a whole or by the Audit Committee, which determines whether or not to approve the related person transaction.  After such review, the reviewing body approves the related person transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of IZEA and its shareholders.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

On August 1, 2015, the Board selected BDO USA, LLP (“BDO”), as its independent accountant to audit our financial statements. Since they were retained, there have been (1) no disagreements between us and BDO on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. BDO has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle.

Audit Committee Policies and Procedures
The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should nonetheless be approved by the Board prior to the completion of the audit.  Each year, the Audit Committee approves the independent auditor’s retention to audit our financial statements, including the associated fee, before the filing of the previous year’s Annual Report.  At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services, such as due diligence for an acquisition, that would not have been known at the beginning of the year.
Each new engagement of BDO has been approved in advance by the Board, and none of those engagements made use of the de minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by BDO:

	Twelve Months Ended December 31,
	2017	2016
Audit Fees (1)	$180,060	$135,160
Audit-Related Fees (2)	—	—
Tax Fees (3)	25,623	13,217
All Other Fees (4)	—	—
Total	$205,683	$148,377
(1)“Audit Fees” means the aggregate fees billed by the principal accountant for each of the last two fiscal years for professional services rendered for the audit and review of financial statements.
(2)“Audit-Related Fees” means the aggregate fees billed by the principal accountant in each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit or review of financial statements.
(3)“Tax Fees” means the aggregate fees billed by the principal accountant in each of the last two fiscal years for professional services for tax compliance, tax advice and tax planning.
(4)“All Other Fees” means the aggregate fees billed by the principal accountant in each of the last two fiscal years for products and services other than those reported above.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

(2)
Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

(3)	Exhibits

Exhibit Number		Description
2.1
Stock Purchase Agreement, dated as of January 27, 2015, by and among IZEA, Inc., Ebyline, Inc. and the Stockholders of Ebyline, Inc. listed on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

2.2
Stock Purchase Agreement, dated as of July 31, 2016, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2016).

3.1
Amended and Restated Articles of Incorporation of IZEA, Inc., filed with the Nevada Secretary of State on November 28, 2011 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 23, 2011).

3.2
Certificate of Change of IZEA, Inc., filed with the Nevada Secretary of State on July 30, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

3.3
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on April 17, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

3.4
Certificate of Withdrawal of Certificate of Designation filed with the Secretary of State of the State of Nevada effective January 23, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

3.5
Certificate of Amendment filed with the Secretary of State of the State of Nevada effective January 11, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2016).

3.6		Amended and Restated Bylaws of IZEA, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on November 23, 2011).
3.7		Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2011).
3.8
Articles of Merger of IZEA Innovations, Inc. filed with the Secretary of State of the State of Nevada effective April 5, 2016 (Incorporated by reference to Exhibit 3.11 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016).

4.1
Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2013 Private Placement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

4.2
Form of Warrant to Purchase Common Stock of IZEA, Inc. issued to Investors in the 2014 Private Placement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2014).

4.3
Form of Warrant Amendment and Exercise Agreement, dated as of July 20, 2015 between the Company and Warrant Holders (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.1	(a)	2011 B Equity Incentive Plan as of August 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011).
10.2
Business Financing Agreement, dated as of March 1, 2013, between the Company and Bridge Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013).

10.3
Form of Securities Purchase Agreement executed by IZEA, Inc. and Investors in the 2013 Private Placement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2013).

10.4
Form of Securities Purchase Agreement, dated as of February 12, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014).

10.5
Form of Registration Rights Agreement, dated as of February 21, 2014, by and among IZEA, Inc. and the Investors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2014).

10.6	(a)	2011 Equity Incentive Plan, As Amended and Restated May 8, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).
10.7	(a)	2014 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).
10.8	(a)
Employment Agreement between IZEA, Inc. and LeAnn Hitchcock dated August 25, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2014).

10.9	(a)
Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014).

10.10	(a)
Amended and Restated Executive Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

10.11
Business Financing Modification Agreement, dated as of April 13, 2015, by and between IZEA, Inc., Ebyline, Inc. and Bridge Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2015).

21.1	*	List of Subsidiaries of IZEA, Inc.
23.1	*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (c)
The following materials from IZEA, Inc.'s Annual Report for the year ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

(a)	Denotes management contract or compensatory plan or arrangement.

(b)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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

ITEM 16 – FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IZEA, Inc. a Nevada corporation

April 17, 2018	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

April 17, 2018	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	April 17, 2018
Edward H. Murphy
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ LeAnn C. Hitchcock	April 17, 2018
LeAnn C. Hitchcock
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	April 17, 2018
Ryan S. Schram
Chief Operating Officer and Director
/s/ Brian W. Brady	April 17, 2018
Brian W. Brady
Director
/s/ John H. Caron	April 17, 2018
John H. Caron
Director
/s/ Lindsay A. Gardner	April 17, 2018
Lindsay A. Gardner
Director
/s/ Jill M. Golder	April 17, 2018
Jill M. Golder
Director
/s/ Daniel R. Rua	April 17, 2018
Daniel R. Rua
Director