Form 10-Q
period 2018-03-31
IZEA, Inc.
filed 2018-05-21
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

 As of May 14, 2018, there were 5,844,744 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
Assets
Current:
Cash and cash equivalents	$2,760,285	$3,906,797
Accounts receivable, net	3,288,576	3,647,025
Prepaid expenses	672,273	389,104
Other current assets	39,286	9,140
Total current assets	6,760,420	7,952,066

Property and equipment, net	369,345	286,043
Goodwill	3,604,720	3,604,720
Intangible assets, net	532,114	667,909
Software development costs, net	1,013,657	967,927
Security deposits	148,330	148,638
Total assets	$12,428,586	$13,627,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,260,531	$1,756,841
Accrued expenses	1,711,105	1,592,356
Contract liabilities	4,014,829	—
Unearned revenue	—	3,070,502
Line of credit	731,179	500,550
Current portion of deferred rent	47,072	45,127
Current portion of acquisition costs payable	530,364	741,155
Total current liabilities	8,295,080	7,706,531

Deferred rent, less current portion	4,355	17,419
Acquisition costs payable, less current portion	433,312	609,768
Total liabilities	8,732,747	8,333,718

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,819,246 and 5,733,981, respectively, issued and outstanding	582	573
Additional paid-in capital	53,116,619	52,570,432
Accumulated deficit	(49,421,362)	(47,277,420)
Total stockholders’ equity	3,695,839	5,293,585

Total liabilities and stockholders’ equity	$12,428,586	$13,627,303

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017

Revenue	$3,896,441	$4,834,505

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,163,142	2,337,060
Sales and marketing	1,755,526	2,388,820
General and administrative	1,615,222	2,446,918
Depreciation and amortization	265,455	362,606
Total costs and expenses	5,799,345	7,535,404

Loss from operations	(1,902,904)	(2,700,899)

Other income (expense):
Interest expense	(21,311)	(17,076)
Change in fair value of derivatives, net	(125,595)	(618)
Other income (expense), net	4,690	(627)
Total other income (expense), net	(142,216)	(18,321)

Net loss	$(2,045,120)	$(2,719,220)

Weighted average common shares outstanding – basic and diluted	5,802,099	5,598,200
Basic and diluted loss per common share	$(0.35)	$(0.49)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585
Cumulative effect of change in accounting policy to ASC 606	—	—	—	(98,822)	(98,822)
Stock issued for payment of services	30,265	3	124,997	—	125,000
Stock issuance costs	—	—	(616)	—	(616)
Stock-based compensation	55,000	6	421,806	—	421,812
Net loss	—	—	—	(2,045,120)	(2,045,120)
Balance, March 31, 2018	5,819,246	$582	$53,116,619	$(49,421,362)	$3,695,839

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,045,120)	$(2,719,220)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	56,038	58,888
Amortization of software development costs and other intangible assets	209,417	303,718
(Gain) loss on disposal of equipment	853	(1,953)
Provision for losses on accounts receivable	—	8,333
Stock-based compensation	146,281	158,976
Fair value of stock issued for payment of services	28,671	60,632
Decrease in fair value of contingent acquisition costs payable	(304,163)	(39,000)
Gain on settlement of acquisition costs payable	—	(10,491)
Change in fair value of derivatives, net	125,595	618
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	358,449	(717,295)
Prepaid expenses and other current assets	(67,050)	25,317
Accounts payable	(496,310)	140,027
Accrued expenses	35,665	765,849
Contract liabilities	845,505	—
Unearned revenue	—	449,916
Deferred rent	(11,119)	(8,472)
Net cash used for operating activities	(1,117,288)	(1,524,157)

Cash flows from investing activities:
Purchase of equipment	(140,193)	(5,248)
Increase in software development costs	(119,352)	(82,355)
Security deposits	308	19,754
Net cash used for investing activities	(259,237)	(67,849)

Cash flows from financing activities:
Proceeds from line of credit, net of repayments	230,629	—
Stock issuance costs	(616)	(1,926)
Net cash provided by (used for) financing activities	230,013	(1,926)

Net decrease in cash and cash equivalents	(1,146,512)	(1,593,932)
Cash and cash equivalents, beginning of year	3,906,797	5,949,004

Cash and cash equivalents, end of period	$2,760,285	$4,355,072

Supplemental cash flow information:
Cash paid during the period for interest	$6,939	$—

Non-cash financing and investing activities:
Acquisition costs paid through issuance of common stock	$—	$938,532
Fair value of common stock issued for future services	$299,596	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2018, the consolidated statements of operations for the three months ended March 31, 2018 and 2017, the consolidated statement of stockholders' equity for the three months ended March 31, 2018 and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2018.

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

The Company creates and operates online marketplaces that connect marketers with content creators. The creators are compensated by IZEA for producing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

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

Liquidity and Going Concern
The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $49,421,362 as of March 31, 2018.  For the three months ended March 31, 2018, the Company had a net loss of $2,045,120 and the Company expects to incur a net loss for the fiscal year 2018.  The Company's cash balance as of March 31, 2018 was $2,760,285 and the Company's operating activities used cash of $1,117,288 for the three months ended March 31, 2018. The Company’s revenues decreased year-over-year in the first quarter of 2018 and the Company believes revenue will also decrease year-over-year in the second quarter. Current commitments from the Company's customers in the second quarter of 2018 that translate into future revenues are lower than anticipated. If the Company's annual revenue continues to decline from prior year levels at a rate similar to or greater than the decline in the first quarter, the Company’s cash resources will likely be insufficient to meet its obligations as they become due during the next twelve months. Management believes that it will be necessary to raise additional capital to sustain the Company’s operations at a consistent level and/or scale back the Company’s operating plan by limiting its expansion into new projects and initiating reductions in its workforce.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it achieves and maintains profitability. Management’s plans to continue as a going concern include raising additional capital through sales of securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s current expansion and development plans or perhaps even cease the operation of its business.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Restatement
As described in its Annual Report on Form 10-K for the year ended December 31, 2017, the Company restated its previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2015 and 2016 and Quarterly Reports on Form 10-Q for each quarterly period for the years ended December 31, 2015 and 2016, and for the first three quarters for the year ended December 31, 2017 (collectively, the “Restated Periods”).

The restatement reclassified direct costs associated with the Company's Content Workflow transactions previously reported as cost of revenue to instead net them directly against revenue in the Company's consolidated statements of operations. Additionally, the Company reclassified the cost of its campaign fulfillment personnel out of sales and marketing expenses and into cost of revenue. As part of the restatement process, the Company also elected to present depreciation and amortization expense as a separate line item. The restatement of the consolidated statement of operations reflected no change in the Company's previously reported loss from operations, net loss, loss per share, or on any of the Company's consolidated balance sheets, statements of cash flows, and statements of stockholders' equity. All amounts related to the Restated Periods of the consolidated statement of operations included herein reflect the restated amounts as reflected in Notes 2 and 14 of the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on April 17, 2018.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $189,000 for doubtful accounts as of March 31, 2018 and December 31, 2017. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2018 and 2017.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company also controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had two customers that accounted for 24% of total accounts receivable at March 31, 2018 and no customer that accounted for more than 10% of total accounts receivable at December 31, 2017. The Company had no customer that accounted for more than 10% of its revenue during the three months ended March 31, 2018 and one customer that accounted for 15% of its revenue during the three months ended March 31, 2017.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $56,038 and $58,888 for the three months ended March 31, 2018 and 2017, respectively. Property and equipment is recorded net of accumulated depreciation and amortization amounts of $846,067 and $790,029 as of March 31, 2018 and December 31, 2017, respectively.

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

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three months ended March 31, 2018 and 2017, there were no impairment charges associated with the Company's long-lived assets.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. See Note 4 for further details.

Revenue Recognition
The Company derives its revenue from providing content services or managing advertising campaigns for its customers, as well as from making its platforms available to allow customers the ability to purchase content directly from its creators. Managed Services is when a marketer (typically a brand, agency or partner) contracts IZEA to provide custom content or sponsored social services (including amplification services). Content Workflow is derived from the self-service use of the Company's platforms by marketers and partners to handle their content workflow, from initial request of a content, sponsorship or amplification service to actual review, approval, tracking and receipt of the content or distribution. Service Fee Revenue is generated from various service and license fees charged to users of the Company's platforms.

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method, under which comparative periods will not be restated and the cumulative effect of applying the standard will be recognized at the date of initial adoption on January 1, 2018. Under the modified retrospective method, the Company only applied the new standard to contracts that were not completed as of January 1, 2018. Under ASC 606, revenue is recognized based on a five-step model and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under the former rules. The Company has reviewed its sources of revenue in accordance with each of the five steps in the model, which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as the principal or the agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the Company charged to the self-service marketer using the Company's platform, less the amounts paid to the third-party creators providing the service.

The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specifies the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who use the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. The allocation of the transaction price to the performance obligations in the contract is based on a cost plus methodology.

For Managed Services, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide sponsored social services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase sponsored social services for the purpose of providing public awareness or advertising buzz regarding the marketer's brand and they purchase custom content for internal and external needs. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

standalone selling price. These performance obligations are to be provided over a stated period that may range from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver sponsored social services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on the Company's evaluations, revenue from Managed Services is reported on a gross basis, because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work.

For Content Workflow services, the self-service customer instructs creators found through the Company's platforms to provide or distribute custom content for an agreed upon transaction fee. The Company's platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on the Company's evaluations, Content Workflow revenue is reported on a net basis because the Company is acting as an agent solely arranging for the third-party creator to provide the services directly to the self-service customer through the platform.

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

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not capitalize costs to obtain its customer contracts as these amounts would be generally recognized over less than one year and are not material.

See Note 8 for further details on the Company's adoption and disclosures related to ASC 606.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended March 31, 2018 and 2017 were approximately $102,000 and $82,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2014, 2015 and 2016.

Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying factors (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability. The Company had 5,502 warrant shares issued in its September 2012 public offering that required classification as a liability due to certain registration rights and listing requirements in the agreements. These warrants expired in September 2017 with no value. The Company has also issued shares of restricted stock which vest over future periods. The value of these shares is required to be adjusted over the vesting period. See Note 6 for additional information related to these shares.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) as of March 31, 2018 and 2017. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 6) is measured at the grant date, based on the fair value of the award, and is recognized as a straight-lined expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

of the grant. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2018 and 2017:

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2018	March 31, 2017
Expected term	6 years	6 years
Weighted average volatility	60.78%	43.97%
Weighted average risk free interest rate	2.46%	2.09%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Weighted average expected forfeiture rates were 18.12% and 11.82% during the three months ended March 31, 2018 and 2017, respectively.

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

NOTE 2.     BUSINESS ACQUISITIONS

On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent (the “ZenContent Stock Purchase Agreement”) for a maximum purchase price to be paid over the next three years of $4,500,000.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2017	3/31/2018
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	606,413	623,718
Contingent performance payments (c)	2,500,000	230,000	744,510	339,958
Total estimated consideration	$4,433,565	$1,796,547	$1,350,923	$963,676

Current portion of acquisition costs payable			$741,155	$530,364
Long-term portion of acquisition costs payable			609,768	433,312
Total acquisition costs payable			$1,350,923	$963,676

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate future consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment (“guaranteed purchase price”), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments are also subject to a downward adjustment up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or if she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $11,458 and $61,458 for the three months ended March 31, 2018 and 2017, respectively. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5% on July 31, 2016). Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $5,847 and $8,022 for the three months ended March 31, 2018 and 2017.

(c)
The contingent performance payments are subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent is required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

cash or additional shares of IZEA common stock at then average stock prices (determined at IZEA’s option). Additionally, these payments are subject to downward adjustment of up to 30% if Brianna DeMike is terminated by IZEA for cause or she terminates her employment without good reason. The Company initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments is required to be revalued each quarter and is calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 17%) and assumed it will follow geometric brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's fair value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% (6.75%). The Company revalued its estimate of the contingent performance payment as of March 31, 2018 based on actual results and projections and the rates noted above and determined that current fair value of the contingent performance payments was $339,958 compared to $744,510 as of December 31, 2017. The change in the estimated fair value of contingent performance payable resulted in a $404,552 decrease in general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2018. Of this amount, $100,389 was allocated to compensation expense and $304,163 was allocated as a change in the fair value of the contingent performance payments. The Company revalued its estimate of the contingent performance payment as of March 31, 2017 based on actual results and projections at the time and determined that current fair value of the contingent performance payments was $366,334 compared to $324,000 as of December 31, 2016. The change in the estimated fair value of contingent performance payable resulted in a $42,334 increase in general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2017. Of this amount, $81,334 was allocated to compensation expense and a gain of $39,000 was allocated as a change in the fair value of the contingent performance payments.
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

NOTE 3.     INTANGIBLE ASSETS

The identifiable intangible assets consists of the following assets:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
	March 31, 2018		December 31, 2017
Content provider networks	$160,000	$138,333	$160,000	$122,083	1
Trade names	52,000	52,000	52,000	52,000	1
Developed technology	530,000	266,667	530,000	240,167	3
Self-service content customers	210,000	210,000	210,000	204,167	5
Managed content customers	2,140,000	1,984,444	2,140,000	1,905,555	3
Domains	166,469	74,911	166,469	66,588	5
Total identifiable intangible assets	$3,258,469	$2,726,355	$3,258,469	$2,590,560

Total identifiable intangible assets from the purchase price allocations from the Company's acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	March 31, 2018	December 31, 2017
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
Total Intangible Assets	3,258,469	3,258,469
Accumulated amortization	(2,726,355)	(2,590,560)
Intangible Assets, net	$532,114	$667,909

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $135,795 and $249,906 for the three months ended March 31, 2018 and 2017, respectively. The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of services was $26,500 and $26,500 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2018 (nine months remaining)	$213,638
2019	207,349
2020	84,293
2021	26,834
Total	$532,114

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	March 31, 2018	December 31, 2017
Software development costs	$1,680,703	$1,561,351
Less accumulated depreciation and amortization	(667,046)	(593,424)
Software development costs, net	$1,013,657	$967,927

The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's self-service customers. Research and planning phase costs are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. We incurred and capitalized software development costs of $119,352 and $82,355 during the three months ended March 31, 2018 and 2017, respectively. As a result, the Company has capitalized a total of $1,680,703 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of March 31, 2018. The Company amortizes its software development costs, upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service.

Amortization expense on software development costs that is presented separately from cost of services and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $73,622 and $53,812 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Year ending December 31:	Software Amortization Expense
2018 (nine months remaining)	$220,866
2019	250,809
2020	217,481
2021	176,086
2022	106,761
Thereafter	41,654
$1,013,657

NOTE 5.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. The Company had $731,179 and $500,550 outstanding under this line of credit agreement as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Company had a net accounts receivable balance of $3,288,576. Assuming that all of the Company's accounts receivable balance was eligible for funding, it had $2,045,918 in remaining available credit under the agreement as of March 31, 2018.

The annual fees are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $5,250 and $5,250 of the annual costs through interest expense during the three months ended March 31, 2018 and 2017, respectively. The remaining value of the capitalized loan costs related to the Bridge Bank credit agreement as of March 31, 2018 is $1,750. This amount will be amortized to interest expense over the next four months.

Litigation
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
Stock Issued for Acquisitions
On January 30, 2017, the Company issued 200,542 shares of its common stock to satisfy the final annual guaranteed purchase price payment of $938,532 per the terms of a Stock Purchase Agreement dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline (the “Ebyline Stock Purchase Agreement”). The Company recorded a $10,491 gain on the settlement of the acquisition costs payable for the three months ended March 31, 2017 in the accompanying consolidated statements of operations as a result of the difference between the market price of the stock on the settlement date and the 30-day

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

average price of the stock required by the Ebyline Stock Purchase Agreement. The guaranteed purchase price consideration was originally recorded on the Company's balance sheet discounted to present value using the Company's borrowing rate of prime plus 2%. Interest expense imputed on the remaining acquisition costs payable was $3,804 in the accompanying consolidated statements of operations for the three months ended March 31, 2017 prior to the final guaranteed payment made on January 30, 2017.

Stock Issued for Services
During the twelve months ended December 31, 2017, the Company issued its five independent directors a total of 41,770 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vested in equal monthly installments for the period issued between January and December 2017. On February 12, 2017, the Company issued 7,109 shares valued at $30,000 as compensation for services a contractor provided.

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

During the three months ended March 31, 2018, the Company issued its five independent directors a total of 30,265 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2018.

On January 11, 2018, the Company issued seventeen employees a total of 55,000 shares of restricted common stock initially valued at $303,600 as incentive compensation for their continued future service. Of these 55,000 shares, 10,000 shares were issued to Ms. LeAnn Hitchcock, the Company's Chief Financial Officer, and 5,000 shares were issued to Mr. Ryan Schram. The stock vests over two years in equal quarterly installments from January 2018 through December 2019.

The following table contains summarized information about nonvested restricted stock outstanding during the year ended December 31, 2017 and the three months ended March 31, 2018:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	—	$—
Granted	61,153	3.24
Vested	(49,354)	3.72
Forfeited	—	—
Nonvested at December 31, 2017	11,799	$4.52	3.75
Granted	85,265	5.03
Vested	(15,207)	3.73
Forfeited	—	—
Nonvested at March 31, 2018	81,857	$3.66	1.8

Total expense recognized on restricted stock issued for services to non-employees during the three months ended March 31, 2018 and 2017 was $28,671 and $60,632, respectively. Total stock-based compensation expense recognized on restricted stock issued to employees during the three months ended March 31, 2018 was $28,069. There was no stock-based compensation expense recognized on restricted stock issued to employees during the three months ended March 31, 2017. The fair value of the services is based on the value of the Company's common stock as it vests over the term of service, which may be different that the value of the stock upon issuance. The change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting, results in a change in the fair value of derivatives during the period. The Company recognized a loss of $125,595 and $618 as a change in the fair value of derivatives during the three months ended March 31, 2018 and 2017, respectively. Future compensation related to issued, but nonvested restricted stock awards as of March 31, 2018 is $301,335, and it is included in prepaid expenses in the accompanying consolidated balance sheets. This value is estimated to be recognized over the weighted-average vesting period of approximately 1.75 years.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six months offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of March 31, 2018, the Company had 33,594 remaining shares of common stock available for future grants under the ESPP.

Stock Options
In May 2011, the Company's Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At the Company's 2017 Annual Meeting of Stockholders held on June 21, 2017, the stockholders approved the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan by 500,000 shares. The amended May 2011 Plan allows the Company to grant options to purchase up to 1,500,000 shares as an incentive for its employees and consultants.  As of March 31, 2018, the Company had 304,835 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of March 31, 2018, the Company had 1,875 shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2017 and the three months ended March 31, 2018 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2016	959,864	$8.11	6.4
Granted	141,246	3.49
Exercised	—	—
Forfeited	(51,607)	38.86
Outstanding at December 31, 2017	1,049,503	$5.97	6.0
Granted	14,917	4.33
Exercised	—	—
Forfeited	(22,494)	6.17
Outstanding at March 31, 2018	1,041,926	$5.95	5.8

Exercisable at March 31, 2018	764,181	$6.24	4.8

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

During the three months ended March 31, 2018 and 2017 no options were exercised. The fair value of the Company's common stock on March 31, 2018 was $3.66 per share. The intrinsic value on outstanding options as of March 31, 2018 was $89,540. The intrinsic value on exercisable options as of March 31, 2018 was $13,393.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2017 and the three months ended March 31, 2018 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	414,306	$3.60	2.6
Granted	141,246	1.76
Vested	(205,469)	3.36
Forfeited	(27,006)	3.12
Nonvested at December 31, 2017	323,077	$2.64	2.7
Granted	14,917	2.48
Vested	(41,585)	2.96
Forfeited	(18,664)	3.04
Nonvested at March 31, 2018	277,745	$2.56	2.7

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on stock option issuances, including the restricted stock issuance expense disclosed above, during the three months ended March 31, 2018 and 2017 was $146,281 and $158,976, respectively. Stock-based compensation expense was recorded as $3,706 to cost of revenue, $16,298 to sales and marketing, and $126,277 to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2018. Stock-based compensation expense was recorded as $14,028 to sales and marketing, and $144,948 to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2017. Future compensation related to nonvested awards as of March 31, 2018 expected to vest of $599,659 is estimated to be recognized over the weighted-average vesting period of approximately 2.7 years.

NOTE 7.    LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing the net income or loss by the basic weighted-average number of shares of common stock outstanding during each period presented. Diluted loss per common share is computed by dividing the net income or loss by the total of the basic weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(2,045,120)	$(2,719,220)
Weighted average shares outstanding - basic and diluted	5,802,099	5,598,200
Basic and diluted loss per common share	$(0.35)	$(0.49)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2018	March 31, 2017
Stock options	1,045,264	963,867
Warrants	515,950	557,421
Restricted stock units	—	—
Total excluded shares	1,561,214	1,521,288

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 8.    REVENUE

Except for the changes below, the Company has consistently applied its accounting policies to all periods presented in the consolidated financial statements. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, under which comparative periods will not be restated and the cumulative effect of applying the standard will be recognized at the date of initial adoption on January 1, 2018. As a result, the opening balance of retained earnings as of January 1, 2018 decreased by $98,822 and the comparative information in prior year periods continues to be reported under ASC 605.

Initial Adoption Change

The effects to the condensed consolidated balance sheet as of December 31, 2017, as adjusted for the adoption of ASC 606 on January 1, 2018, are as follows:

	As Reported 12/31/17	Adjustments	As Adjusted 1/1/2018
Assets
Current:
Cash and cash equivalents	$3,906,797		$3,906,797
Accounts receivable, net	3,647,025	92,405	3,739,430
Prepaid expenses	389,104		389,104
Other current assets	9,140		9,140
Total current assets	7,952,066	92,405	8,044,471

Property and equipment, net	286,043		286,043
Goodwill	3,604,720		3,604,720
Intangible assets, net	667,909		667,909
Software development costs, net	967,927		967,927
Security deposits	148,638		148,638
Total assets	$13,627,303	$92,405	$13,719,708

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,756,841		$1,756,841
Accrued expenses	1,592,356		1,592,356
Unearned revenue	3,070,502	191,227	3,261,729
Line of credit	500,550		500,550
Current portion of deferred rent	45,127		45,127
Current portion of acquisition costs payable	741,155		741,155
Total current liabilities	7,706,531	191,227	7,897,758

Deferred rent, less current portion	17,419		17,419
Acquisition costs payable, less current portion	609,768		609,768
Total liabilities	8,333,718	191,227	8,524,945

Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,733,981 issued and outstanding	573		573
Additional paid-in capital	52,570,432		52,570,432
Accumulated deficit	(47,277,420)	(98,822)	(47,376,242)
Total stockholders’ equity	5,293,585	(98,822)	5,194,763

Total liabilities and stockholders’ equity	$13,627,303	$92,405	$13,719,708

Dual Reporting

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

The effects to the condensed consolidated financial statements as of March 31, 2018, as a result of applying ASC 606, rather than previous GAAP for revenue ("ASC 605") are as follows:

	As Reported (ASC 606)	Adjustments	Previous GAAP (ASC 605)
Balance Sheet:
Accounts receivable, net	$3,288,576	$92,922	$3,381,498
Contract liabilities	4,014,829	(4,014,829)	—
Unearned revenue	—	3,810,781	3,810,781
Accumulated deficit	(49,421,362)	296,970	(49,124,392)

Income Statement:
Revenue	$3,896,441	198,148	4,094,589

The changes reflected above were primarily due to the Company's delivery of its managed services related to sponsored social services. Under ASC 605, these were recognized as separate elements at a point in time as services were delivered to the customer and under ASC 606, these are recognized as a single performance obligation over time based on an input model utilizing cost-to-cost methodology.

Disaggregation of Revenue
The following table illustrates our revenue by product service type:

Three Months Ended
March 31, 2018
Managed Services	$3,796,665
Content Workflow, net	63,548
Service Fees & Other	36,228
Total Revenue from Customers	$3,896,441

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2018	January 1, 2018
Accounts receivable, net	3,288,576	3,739,430
Contract liabilities (unearned revenue)	4,014,829	3,261,729

Contract receivables are recognized when the receipt of consideration is unconditional. The decrease in contract receivables was primarily due to timing of billings and lower revenue during the period. The Company did not recognize any contract assets as of March 31, 2018 or January 1, 2018. Contract liabilities relate to advance consideration received from customers under the terms of our contracts, which will be earned in future periods. The increase in contract liabilities is due to additional orders received during the quarter that are billed in advance and fulfilled throughout the year.

During the three months ended March 31, 2018, the Company recognized revenue of $1,723,271 relating to amounts that were included as a contract liability at January 1, 2018.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at March 31, 2018 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at March 31, 2018 within the next year.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q (this "Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. The statements, which are not historical facts contained in this report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” or “plans” or comparable terminology, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that might cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional funding;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	variability of operating results;

•	our ability to establish effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	our development and introduction of new products and services;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services;

•	marketing and other business development initiatives;

•	competition in the industry;

•	general government regulation;

•	economic conditions;

•	dependence on key personnel;

•	the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	our ability to protect our intellectual property;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•	and the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Quarterly Report.

All forward-looking statements in this document are based on our current expectations, intentions and beliefs using information currently available to us as of the date of this Quarterly Report, and we assume no obligation to update any forward-looking statements, except as required by law.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Key Components of Results of Operations

We measure our business using our consolidated operating results considered as one segment. We review our results of operations based on the following categories:

Revenue

We derive our revenue from providing content services or managing advertising campaigns for our customers, as well as from making our platforms available to allow customers the ability to purchase content directly from our creators. We categorize our revenue by three primary revenue streams: revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing or amplification services (“Managed Services”), revenue from transactions generated by the self-service use of our platforms by marketers and partners to handle their content workflow from initial request of a content, sponsorship or amplification service to actual review, approval, tracking and receipt of the content or distribution (“Content Workflow”), and revenue derived from various service and license fees charged to users of our platforms (“Service Fee Revenue”). As discussed in more detail within "Critical Accounting Policies" and in “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8, revenue from our Managed Services and Service Fee & Other Revenue are reported on a gross basis and revenue from Content Workflow is reported on a net basis.

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

Other Income (Expense). Other income consists of interest income for interest earned on our cash and cash equivalent balances, the value of cryptocurrency received from our IZEA cryptocurrency mining operations which commenced in January 2018, and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth a summary of our consolidated statements of operations and the percentage of change between the periods:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$3,896,441	$4,834,505	$(938,064)	(19)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,163,142	2,337,060	(173,918)	(7)%
Sales and marketing	1,755,526	2,388,820	(633,294)	(27)%
General and administrative	1,615,222	2,446,918	(831,696)	(34)%
Depreciation and amortization	265,455	362,606	(97,151)	(27)%
Total costs and expenses	5,799,345	7,535,404	(1,736,059)	(23)%
Loss from operations	(1,902,904)	(2,700,899)	797,995	(30)%
Other income (expense):
Interest expense	(21,311)	(17,076)	(4,235)	25%
Change in fair value of derivatives, net	(125,595)	(618)	(124,977)	20,223%
Other income (expense), net	4,690	(627)	5,317	(848)%
Total other income (expense), net	(142,216)	(18,321)	(123,895)	676%
Net loss	$(2,045,120)	$(2,719,220)	$674,100	(25)%

The following table sets forth a summary of our consolidated statements of operations as a percentage of revenue for the periods:

	Three Months Ended March 31,
	2018	2017
Revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of amortization)	56%	48%
Sales and marketing	45%	49%
General and administrative	41%	51%
Depreciation and amortization	7%	8%
Total costs and expenses	149%	156%
Loss from operations	(49)%	(56)%
Other income (expense):
Interest expense	(1)%	—%
Change in fair value of derivatives, net	(3)%	—%
Other income (expense), net	—%	—%
Total other income (expense), net	(4)%	—%
Net loss	(53)%	(56)%

Revenue

The following table illustrates our revenue by stream, the percentage of total revenue by stream, and the percentage of change between the periods:

	Three Months Ended
	March 31, 2018		March 31, 2017		$ Change	% Change
Managed Services	$3,796,665	97%	$4,684,123	97%	$(887,458)	(19)%
Content Workflow, net	63,548	2%	102,263	2%	(38,715)	(38)%
Service Fees & Other	36,228	1%	48,119	1%	(11,891)	(25)%
Total Revenue	$3,896,441	100%	$4,834,505	100%	$(938,064)	(19)%

Revenues for the three months ended March 31, 2018 decreased by $938,064, or approximately (19)%, compared to the same period in 2017.

We have invested the majority of our time and resources in our Managed Services which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns. Revenue from Managed Services declined due to lower initial annual commitments from some of our larger customers for their 2018 advertising spends. Additionally, the revenue reported in 2017 is being reported pursuant to the previous GAAP reporting standards under ASC 605 while the revenue reported in 2018 is being reported pursuant to ASC 606. We adopted the new standards under the modified retrospective approach whereby we were not required to recalculate the revenue at each prior year reporting period. Changes between the standards results in timing differences on how revenue is recognized. As discussed in Note 8 under Item 1 of this Quarterly Report, the change in standards resulted in a decrease of $198,148 between the periods.

Content Workflow revenue primarily results from newspaper and traditional publishers using the Ebyline platform on a self-service basis to produce and process their content needs and to a smaller extent from marketers and partners using the IZEAx platform on a SaaS basis to distribute content for marketing and advertising campaigns. Self-service use for transactions on the Ebyline platform is declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Content Workflow represents our net margins received on this business which averaged approximately 7% in all years. We expect to see continued declines in Content Workflow revenue up to 50% in 2018 compared to prior year levels due to an expected overall decline in the usage of our Ebyline platform by these legacy customers.

Service Fee and Other revenue decreased in the three months ended March 31, 2018, due to lower fees generated from users of our platforms.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2018 decreased by $173,918, or approximately 7%, compared to the same period in 2017.  Cost of revenue as a percentage of revenue increased from 48% in 2017 to 56% in 2018. Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide custom content and advertising and our internal personnel costs for those primarily responsible for fulfillment of our obligations under our Managed Services. Our direct costs related to third-party creators are variable with the revenue they generate and these remained consistent at approximately 40% of our cost of revenue for Managed Services in 2018 and 2017. Our internal fulfillment costs are mostly fixed and do not track directly to the revenue that is produced during the period. As a result, as Managed Services revenue fell, our internal fulfillment costs increased to 16% of our cost of revenues for Managed Services during the three months ended March 31, 2018 compared to 8% for the same period in 2017. This is due to an increase of approximately $60,000 in personnel costs as a result of standard salary and departmental bonus and commission increases in 2018 compared to the prior year.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 decreased by $633,294, or approximately 27%, compared to the same period in 2017.  In February 2017, we held our IZEAFest Conference for marketers and creators. This event was not repeated in the first quarter of 2018. Therefore, our public relations expense declined by approximately $480,000 related to the non-recurrence of this event. Our sales, marketing and support personnel declined by 17% from the prior year resulting in a reduction of approximately $135,000 in payroll and personnel related expenses.

General and Administrative

     General and administrative expense for the three months ended March 31, 2018 decreased by $831,696, or approximately (34)%, compared to the same period in 2017. The decrease was primarily attributable to the change in our acquisition cost liability estimate related to the ZenContent acquisition in July 2016. On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments are subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or if she terminates her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the purchase price. The compensation expense recorded as general and administrative expense and accrued to the guaranteed portion of acquisition cost liability during the three months ended March 31, 2018 and 2017 was $11,458 and $61,458, respectively. We also determined that the current fair value of the $2,500,000 contingent performance payments for ZenContent was $339,958 as of March 31, 2018 compared to $744,510 as of December 31, 2017. As a result of the change in the value, we recorded $404,552 of non-cash income during the three months ended March 31, 2018. Of this amount, $100,389 was allocated to reduce compensation expense and $304,163 was allocated as a decrease in the fair value of the contingent performance payments. During the three months ended March 31, 2017, we recorded a $42,334 increase in the fair value of the contingent performance payments when the estimated fair value increased from the estimate of $324,000 as of December 31, 2016 to $366,334 as of March 31, 2017. Of this amount, $81,334 was allocated to compensation expense and a gain of $39,000 was allocated as a change in the fair value of the contingent performance payments. The total change in our acquisition cost liability related to both the guaranteed and contingent performance payments noted above was a decrease of $393,094 and an increase of $103,792 for the three months ended March 31, 2018 and 2017, respectively, thus contributing $496,886 to the decrease between periods in general and administrative expense. To the extent that our future estimates in the value of contingent performance payments change, this will continue to affect our general and administrative expense.

The decrease in general and administrative expense was also due to lower payroll and stock compensation related expenses of approximately $110,000 due to lower bonus amounts accrued and lower stock expense on vested options in 2018. Legal and accounting fees also decreased approximately $141,000 during the three months ended March 31, 2018 as compared to the prior year period due to less due diligence activities in 2018 compared to 2017. We also decreased our spend on outside contractors by approximately $106,000, as we reduced our reliance on outside engineers for new software builds.

Depreciation and Amortization

Depreciation expense on property and equipment was $56,038 and $58,888 for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense declined in 2017 due to minimal increases in our property and equipment and certain assets becoming fully depreciated.

Our amortization expense was $209,417 and $303,718 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense related to intangible assets acquired in the Ebyline and ZenContent acquisitions was $135,795 and $249,906 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense on our intangible acquisition assets is declining significantly as several of the items completed the amortization period for their useful lives. Amortization expense related to internal use software development costs was $73,622 and $53,812 for the three months ended March 31, 2018 and 2017, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense increased by $4,235 to $21,311 during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the higher interest on notes payable due to higher loan balances in 2018.

We recorded expense of $125,595 and $618 resulting from the change in the fair value of restricted stock during the three months ended March 31, 2018 and 2017, respectively.

The $5,317 increase in other income (expense) between the periods is the result of the net value of cryptocurrency we received from our cryptocurrency mining operations during the three months ended March 31, 2018 of approximately $11,000 offset by currency exchange losses related to our Canadian transactions during the three months ended March 31, 2018 and 2017.

Net Loss

Net loss for the three months ended March 31, 2018 was $2,045,120, an $674,100 improvement from the net loss of $2,719,220 for the same period in 2017.  The reduction in net loss was primarily the result of reduced costs as discussed above.

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

The following table sets forth a reconciliation from the GAAP measurement of Revenue to our non-GAAP financial measure of gross billings and the percentage change between the periods:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$3,896,441	$4,834,505	$(938,064)	(19)%
Plus transaction costs for third-party creators (1)	813,919	1,368,001	(554,082)	(41)%
Gross billings	$4,710,360	$6,202,506	$(1,492,146)	(24)%
(1) Transaction costs related to third-party creators for services provided for the Content Workflow portion of our revenue reported on a net basis for GAAP.

The following table sets forth our gross billings by revenue stream, the percentage of total gross billings by revenue stream, and the percentage of change between the periods:

	Three Months Ended
	March 31, 2018		March 31, 2017		$ Change	% Change
Managed Services	$3,796,665	80%	$4,684,123	76%	$(887,458)	(19)%
Content Workflow	877,467	19%	1,470,264	23%	(592,797)	(40)%
Service Fees & Other	36,228	1%	48,119	1%	(11,891)	(25)%
Total gross billings	$4,710,360	100%	$6,202,506	100%	$(1,492,146)	(24)%

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

The following table sets forth a reconciliation from the GAAP measurement of Operating Expenses to our non-GAAP financial measure of Cash Opex and Cash Opex as a percentage of revenue for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Total costs and expenses	$5,799,345	$7,535,404
Less:
Non-cash stock-based compensation	146,281	158,976
Non-cash stock issued for payment of services	28,671	60,632
(Gain) loss on disposal of equipment	853	(1,953)
(Gain) loss on settlement of acquisition costs payable	—	(10,491)
Increase (decrease) in value of acquisition costs payable	(393,094)	103,792
Depreciation and amortization	265,455	362,606
Total excluded expenses	48,166	673,562

Cash Opex	$5,751,179	$6,861,842

Revenue	$3,896,441	$4,834,505
Cash Opex / Revenue	148%	142%

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,045,120)	$(2,719,220)
Non-cash stock-based compensation	146,281	158,976
Non-cash stock issued for payment of services	28,671	60,632
(Gain) loss on disposal of equipment	853	(1,953)
(Gain) loss on settlement of acquisition costs payable	—	(10,491)
Increase (decrease) in value of acquisition costs payable	(393,094)	103,792
Depreciation and amortization	265,455	362,606
Interest expense	21,311	17,076
Change in fair value of derivatives	125,595	618
Adjusted EBITDA	$(1,850,048)	$(2,027,964)

Revenue	$3,896,441	$4,834,505
Adjusted EBITDA as a % of Revenue	(47)%	(42)%

Liquidity and Capital Resources

We had cash and cash equivalents of $2,760,285 as of March 31, 2018 as compared to $3,906,797 as of December 31, 2017, a decrease of $1,146,512 primarily due to the funding of our operating losses.  We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $49,421,362 as of March 31, 2018.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $1,117,288 during the three months ended March 31, 2018 and is the result of expenses exceeding our revenues. Cash used for investing activities was $259,237 during the three months ended March 31, 2018 due to the payment of $259,000 related to the development of our proprietary software and purchases of computer and office equipment. Cash provided by financing activities during the three months ended March 31, 2018 was $230,013, which amount consisted primarily of net advances received from our line of credit with Western Alliance Bank.

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

On July 31, 2016, we entered into a Stock Purchase Agreement (the “ZenContent Stock Purchase Agreement”) with ZenContent, Inc. (“ZenContent”), pursuant to which we purchased all of the outstanding shares of capital stock of ZenContent. Upon closing we paid a cash payment of $400,000 and issued 86,207 shares of our common stock valued at $600,000. The ZenContent Stock Purchase Agreement also requires (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock (determined at our option). If we decide to issue stock rather than make cash payments, this may result in the issuance of substantial amount of shares because the number of shares will be determined using the 30 trading-day volume-weighted average closing price of our common stock prior to the payment. On July 31, 2017, we paid $266,898 all in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments. The revenue produced by the ZenContent platform did not meet the minimum threshold for contingent payments in the first 12-month period ended July 31, 2017, but we estimate that it should exceed the minimum threshold and earn some portion of these amounts during the second and third 12-month periods.

We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. As of March 31, 2018, we had $731,179 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $2,045,918 under the agreement as of March 31, 2018.

Although our annual revenue has historically increased since inception, we have seen a year-over-year decrease in revenue in the first quarter of 2018 and believe revenue will also decrease year-over-year in the second quarter. Current commitments from our customers in the second quarter of 2018 that translate into future revenues are lower than anticipated. Given the decline in revenue and uncertainty regarding growth in future sales orders, we believe that, with cash on hand at March 31, 2018 and our available credit line with Western Alliance Bank, we will have sufficient cash reserves available to cover expenses into the third quarter of 2018. If we do not raise additional capital in the next several months, we will need to significantly slow or pause our business activities and reduce expenses until such time as we are able to raise additional capital or perhaps even cease the operation of its business. We continue to evaluate and manage our capital needs to support our current operations, which are highly dependent on future sales orders. We may also be required to raise additional capital in order to maintain minimum levels of stockholders' equity per Nasdaq continued listing rules. We are currently exploring potential financing options that may be available to us, including issuing securities. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations based on our current plan.

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $189,000 for doubtful accounts as of March 31, 2018. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2018 and 2017.

Software Development Costs and Acquired Intangible Software

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. As a result, we have capitalized $1,680,703 to software development costs in the consolidated balance sheet as of March 31, 2018. We also acquired additional proprietary software platforms valued at $530,000 during our acquisition of Ebyline and ZenContent. These costs are reflected as intangible assets in the consolidated balance sheet as of March 31, 2018. We do not transfer ownership of our software to third parties. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features under depreciation and amortization expense in the consolidated statements of operations.

Revenue Recognition

We derive our revenue from providing content services or managing advertising campaigns for our customers, as well as from making our platforms available to allow customers the ability to purchase content directly from our creators. Managed Services is when a marketer (typically a brand, agency or partner) contracts IZEA to provide custom content or sponsored social services (including amplification services). Content Workflow is derived from the self-service use of our platforms by marketers and partners to handle their content workflow, from initial request of a content, sponsorship or amplification service to actual review, approval, tracking and receipt of the content or distribution. Service Fee Revenue is generated from various service and license fees charged to users of our platforms.

On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method, under which comparative periods will not be restated and the cumulative effect of applying the standard will be recognized at the date of initial adoption on January 1, 2018. Under the modified retrospective method, we only applied the new standard to contracts that were not completed as of January 1, 2018. Under ASC 606, revenue is recognized based on a five-step model and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under the former rules. We have reviewed our sources of revenue in accordance with each of the five steps in the model, which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply the five step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We also determine whether we act as an agent or a principal for each identified performance obligation. The determination of whether we act as the principal or the agent is highly subjective and requires us to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which we act as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and we record the amounts we pay to third-party creators as cost of revenue. For transactions in which we act as an agent, revenue is reported on a net basis as the amount we charged to the self-service marketer using the platform, less the amounts paid to the third-party creators providing the service.

We maintain separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specifies the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who use us to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. We assess collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. The allocation of the transaction price to the performance obligations in the contract is based on a cost plus methodology.

For Managed Services, we enter into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide sponsored social services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase sponsored social services for the purpose of providing public awareness or advertising buzz regarding the marketer's brand and they purchase custom content for internal and external needs. We may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that may range from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. We view our obligation to deliver sponsored social services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as we have no alternative for the custom content and we have an enforceable right to payment for performance completed to date under the contracts. We consider custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on our evaluations, revenue from Managed Services is reported on a gross basis, because we have the primary obligation to fulfill the performance obligations and we create, review and control the services. We take on the risk of payment to any third-party creators and we establish the contract price directly with our customers based on the services requested in the statement of work.

For Content Workflow services, the self-service customer instructs creators found through our platforms to provide or distribute custom content for an agreed upon transaction fee. Our platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on our evaluations, Content Workflow revenue is reported on a net basis because we are acting as an agent solely arranging for the third-party creator to provide the services directly to the self-service customer through the platform.

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

We do not typically engage in contracts that are longer than one year. Therefore, we do not capitalize costs to obtain our customer contracts as these amounts would be generally recognized over less than one year and are not material.

Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue. Effective January 1, 2018, we became subject to new guidelines for disclosing and accounting for our revenue from contracts with customers. See “Note 8 under Part I, Item 1 of this Quarterly Report for further details on the Company's adoption and disclosures related to ASC 606.

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

The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the year ended December 31, 2017 and the three months ended March 31, 2018:

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2017	141,246	$3.49	6.0 years	50.16%	2.06%	$1.76
March 31, 2018	14,917	$4.33	6.0 years	60.78%	2.46%	$2.48

There were outstanding options to purchase 1,041,926 shares with a weighted average exercise price of $5.95 per share, of which options to purchase 764,181 shares were exercisable with a weighted average exercise price of $6.24 per share as of March 31, 2018.   The intrinsic value on outstanding options as of March 31, 2018 was $89,540. The intrinsic value on exercisable options as of March 31, 2018 was $13,393.

Recent Accounting Pronouncements

     See “Note 1. Company and Summary of Significant Accounting Policies,” under Item 1 of this Quarterly Report for information on additional recent pronouncements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018.  Based on that evaluation our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to a previously disclosed material weakness in internal control over financial reporting as discussed below. This material weakness was identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
We identified the following material weakness in the operation of our internal control over financial reporting: we did not maintain effective controls concerning our presentation of revenue related to certain aspects of our statement of operations. Specifically, we determined that for certain historical periods, revenue from Content Workflow services should have been reported on a net transaction basis where the cost of the Content Workflow revenues should be netted against the revenue generated from the transactions. In addition, we determined that cost of revenue related to our Managed Services only included the direct cost of the content that was being purchased by our customers, and did not appropriately include the cost of our internal personnel responsible for fulfilling these services. We historically considered and reported the cost of our campaign fulfillment personnel as part of our sales and marketing expenses.

These errors were subsequently identified and corrected, and resulted in a restatement of the (i) consolidated statements of operations for the years ended December 31, 2015 and 2016 and (ii) consolidated statements of operations for each quarter within the years ended December 31, 2015 and 2016, and the first three quarters for the year ended December 31, 2017. The restated periods were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The errors had no impact on our previously reported loss from operations, net loss, loss per share, or on any of the Company's consolidated balance sheets, statements of cash flows, and statements of stockholders' equity.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. We implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements and gathering of information provided for disclosures.

Except for the changes associated with the implementation of the new revenue standard noted above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2017, the information set forth at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information," and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of annual net losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $49,421,362 as of March 31, 2018.  For the three months ended March 31, 2018, we had a net loss of $2,045,120, including a $1,902,904 loss from operations and we expect to incur a net loss for the fiscal year 2018.  We have seen a year-over-year decrease in revenue in the first quarter of 2018 and believe revenue will also decrease year-over-year in the second quarter of 2018. We have not achieved profitability and cannot be certain that we will be able to maintain our historical growth rates or realize sufficient revenue to achieve profitability. In such event, we may need to develop a plan to raise additional capital or make further reductions in our operating expenses in order to achieve profitability.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. Our cash balance as of March 31, 2018 was $2,760,285. We have seen a year over year decrease in revenue in the first quarter of 2018 and believe revenue will also decrease year over year in the second quarter of 2018. Our revenue results from numerous individual one-time orders, which we cannot predict with reasonable certainty. If our annual revenue declines at a rate similar to or greater than the decline in the first quarter of 2018, we will need additional financing to maintain and expand our business. Such financing may not be available on favorable terms, if at all. Any additional capital raised through the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

If we are unable to obtain such additional financing on a timely basis, we may have to curtail our activities and growth plans, reduce expenses, and/or sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in Part I, Item 2 in this Quarterly Report. Further, if we do not generate sufficient revenues from operations, we may not be able to stay in business.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may be required to bear the costs even if we are unable to successfully complete any such capital financing. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible promissory notes and warrants, which may adversely impact our financial results.

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
Although we are currently in compliance with Nasdaq listing requirements, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity and a minimum bid price of $1. We cannot provide assurance that we will be able to maintain the stockholders’ equity balance or a minimum bid price above these minimum thresholds in order to meet the continued listing requirements. If we fall below the minimum requirements, we will need to develop a plan to regain compliance that is satisfactory to Nasdaq. Such plans may include raising additional capital. Sales of a substantial number of shares of our common stock or securities convertible or exercisable into shares of our common stock could cause the market price of our common stock to drop and could dilute your percentage of ownership. If our plans are unsuccessful, our common stock may be delisted from the Nasdaq Capital Market.
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

As of May 14, 2018, we had 5,844,744 shares of common stock issued, outstanding stock options to purchase 1,021,846 shares of our common stock at an average exercise price of $5.94 per share, and outstanding warrants to purchase 514,012 shares of our common stock at an average exercise price of $8.47 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 299,417 shares of common stock under our May 2011 Equity Incentive Plan and 33,594 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to the earn-out provisions of the stock purchase agreements in connection with our Ebyline and ZenContent acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, and the issuance of new shares pursuant to acquisition earn-out provisions, will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)
The following materials from IZEA, Inc.'s Annual Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements.

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

(b)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IZEA, Inc. a Nevada corporation

May 21, 2018	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 21, 2018	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)