Form 10-Q
period 2018-06-30
IZEA, Inc.
filed 2018-08-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

 As of August 13, 2018, there were 10,665,698 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
Assets
Current:
Cash and cash equivalents	$1,878,159	$3,906,797
Accounts receivable, net	2,821,401	3,647,025
Prepaid expenses	626,246	389,104
Other current assets	40,456	9,140
Total current assets	5,366,262	7,952,066

Property and equipment, net	315,987	286,043
Goodwill	3,604,720	3,604,720
Intangible assets, net	451,873	667,909
Software development costs, net	1,078,337	967,927
Security deposits	148,103	148,638
Total assets	$10,965,282	$13,627,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,527,539	$1,756,841
Accrued expenses	1,112,108	1,592,356
Contract liabilities	4,434,627	—
Unearned revenue	—	3,070,502
Line of credit	845,365	500,550
Current portion of deferred rent	40,307	45,127
Current portion of acquisition costs payable	386,872	741,155
Total current liabilities	8,346,818	7,706,531

Deferred rent, less current portion	—	17,419
Acquisition costs payable, less current portion	351,150	609,768
Total liabilities	8,697,968	8,333,718

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,860,933 and 5,733,981, respectively, issued and outstanding	586	573
Additional paid-in capital	53,335,845	52,570,432
Accumulated deficit	(51,069,117)	(47,277,420)
Total stockholders’ equity	2,267,314	5,293,585

Total liabilities and stockholders’ equity	$10,965,282	$13,627,303

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$4,120,960	$5,712,904	$8,017,401	$10,547,409

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,930,298	2,714,699	4,093,440	5,051,759
Sales and marketing	1,735,596	1,886,528	3,491,122	4,275,348
General and administrative	1,970,610	2,166,370	3,585,832	4,613,288
Depreciation and amortization	210,691	358,260	476,146	720,866
Total costs and expenses	5,847,195	7,125,857	11,646,540	14,661,261

Loss from operations	(1,726,235)	(1,412,953)	(3,629,139)	(4,113,852)

Other income (expense):
Interest expense	(35,403)	(13,272)	(56,714)	(30,348)
Change in fair value of derivatives, net	113,801	(8,420)	(11,794)	(9,038)
Other income (expense), net	82	(11,953)	4,772	(12,580)
Total other income (expense), net	78,480	(33,645)	(63,736)	(51,966)

Net loss	$(1,647,755)	$(1,446,598)	$(3,692,875)	$(4,165,818)

Weighted average common shares outstanding – basic and diluted	5,837,476	5,676,629	5,819,883	5,637,636
Basic and diluted loss per common share	$(0.28)	$(0.25)	$(0.63)	$(0.74)

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585
Stock purchase plan issuances	11,189	1	9,034	—	9,035
Cumulative effect of change in accounting policy to ASC 606	—	—	—	(98,822)	(98,822)
Stock issued for payment of services	30,265	3	124,997	—	125,000
Stock issuance costs	—	—	(700)	—	(700)
Stock-based compensation	85,498	9	632,082	—	632,091
Net loss	—	—	—	(3,692,875)	(3,692,875)
Balance, June 30, 2018	5,860,933	$586	$53,335,845	$(51,069,117)	$2,267,314

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,692,875)	$(4,165,818)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	112,866	113,429
Amortization of software development costs and other intangible assets	363,280	607,437
(Gain) loss on disposal of equipment	(1,400)	(3,687)
Provision for losses on accounts receivable	—	39,827
Stock-based compensation	349,632	326,846
Fair value of stock issued for payment of services	62,490	83,462
Decrease in fair value of contingent acquisition costs payable	(485,747)	(56,000)
Gain on settlement of acquisition costs payable	—	(10,491)
Change in fair value of derivatives, net	11,794	9,038
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	825,624	(418,464)
Prepaid expenses and other current assets	64,717	63,067
Accounts payable	(229,302)	36,573
Accrued expenses	(607,402)	533,123
Contract liabilities	1,265,303	—
Unearned revenue	—	550,514
Deferred rent	(22,239)	(17,826)
Net cash used for operating activities	(1,983,259)	(2,308,970)

Cash flows from investing activities:
Purchase of equipment	(141,410)	(8,577)
Increase in software development costs	(257,654)	(85,460)
Security deposits	535	4,937
Net cash used for investing activities	(398,529)	(89,100)

Cash flows from financing activities:
Proceeds from line of credit, net of repayments	344,815	—
Proceeds from stock purchase plan issuances	9,035	16,232
Stock issuance costs	(700)	(3,626)
Net cash provided by financing activities	353,150	12,606

Net decrease in cash and cash equivalents	(2,028,638)	(2,385,464)
Cash and cash equivalents, beginning of year	3,906,797	5,949,004

Cash and cash equivalents, end of period	$1,878,159	$3,563,540

Supplemental cash flow information:
Cash paid during the period for interest	$52,756	$—

Non-cash financing and investing activities:
Acquisition costs paid through issuance of common stock	$—	$938,532
Fair value of common stock issued for future services	$386,506	$—

See accompanying notes to the unaudited consolidated financial statements.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2018, the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, the consolidated statement of stockholders' equity for the six months ended June 30, 2018 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2018.

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

Liquidity and Going Concern
The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $51,069,117 as of June 30, 2018.  For the six months ended June 30, 2018, the Company had a net loss of $3,692,875 and the Company expects to incur a net loss for the fiscal year 2018.  The Company's cash balance as of June 30, 2018 was $1,878,159 and the Company's operating activities used cash of $1,983,259 for the six months ended June 30, 2018. The Company’s revenues decreased year-over-year in the first and second quarter of 2018. Net bookings from the Company's customers in the second quarter of 2018 that translate into future revenues were lower than in prior years and therefore, the Company believes revenue will also decrease year-over-year in the third quarter of 2018 due to the lower bookings. If the Company's annual revenue continues to decline from prior year levels at a rate similar to or greater than the decline in the first half of 2018 and future commitments do not increase as anticipated, the Company’s cash resources will likely be insufficient to meet its obligations as they become due during the next twelve months.

As further discussed in Note 9, the Company received net proceeds of $3,140,647 from an underwritten public offering on July 2, 2018. The Company used a portion of these proceeds to finance its merger with TapInfluence, Inc. (“TapInfluence”), which closed on July 26, 2018. At closing, the Company paid to TapInfluence stockholders the sum of $1,500,000 less an estimated closing working capital adjustment of negative $181,633 in cash, and issued 1,150,000 shares of the Company's common stock valued at $1,759,500 based on the$1.53 closing market price of the Company's common stock on July 26, 2018. The Company

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

has agreed to pay TapInfluence stockholders an additional $4,500,000 in the form of cash, common stock or a combination thereof, at IZEA’s option, in two installments - $1,000,000 six months after the closing date of the merger and $3,500,000 twelve months after the closing date of the merger. The Company does not have enough cash to cover these current obligations and will rely on its ability to issue shares of its common stock as payment, its ability to raise additional capital through the sale of equity or equity linked securities, or its ability to utilize or secure other debt financing to pay for its current obligations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses and its acquisition liabilities until it achieves and maintains profitability. Management’s plans to continue as a going concern include raising additional capital through sales of securities, issuing shares of stock to pay for its obligations, and increasing its borrowing levels. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to increase sales, obtain and sustain profitability after its acquisition and obtain the necessary additional financing on a timely basis or on acceptable terms, the Company will be required to delay, reduce the scope of, or eliminate current expansion and development plans, initiate reductions in its workforce, or perhaps even cease the operation of its business.  Therefore, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The restatement reclassified direct costs associated with the Company's Content Workflow transactions previously reported as cost of revenue to net them directly against revenue in the Company's consolidated statements of operations. Additionally, the Company reclassified the cost of its campaign fulfillment personnel out of sales and marketing expenses and into cost of revenue. As part of the restatement process, the Company also elected to present depreciation and amortization expense as a separate line item. The restatement of the consolidated statement of operations reflected no change in the Company's previously reported loss from operations, net loss, loss per share, or on any of the Company's consolidated balance sheets, statements of cash flows, and statements of stockholders' equity. All amounts related to the Restated Periods of the consolidated statement of operations included herein reflect the restated amounts as reflected in Notes 2 and 14 of the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on April 17, 2018.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $189,000 for doubtful accounts as of June 30, 2018 and December 31, 2017. Management believes that this estimate is reasonable, but there

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and six months ended June 30, 2018 and 2017.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company had no customer that accounted for more than 10% of total accounts receivable at June 30, 2018 and no customer that accounted for more than 10% of total accounts receivable at December 31, 2017. The Company had one customer that accounted for 18% of its revenue during the six months ended June 30, 2018 and one customer that accounted for 11% of its revenue during the six months ended June 30, 2017. The Company had one customer that accounted for 16% of its revenue during the three months ended June 30, 2018 and no customer that accounted for more than 10% of its revenue during the three months ended June 30, 2017.

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

Depreciation expense on property and equipment recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $112,866 and $113,429 for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense on property and equipment recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $56,828 and $54,541 for the three months ended June 30, 2018 and 2017, respectively. Property and equipment is recorded net of accumulated depreciation and amortization amounts of $892,158 and $790,029 as of June 30, 2018 and December 31, 2017, respectively.

Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company has goodwill in connection with its acquisitions of Ebyline and ZenContent. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill during the fourth quarter of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that prior to and after the acquisitions of Ebyline and ZenContent, it had, and continues to have, one reporting unit.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Ebyline on January 30, 2015 and its acquisition of ZenContent on July 31, 2016. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 3 for further details.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three and six months ended June 30, 2018 and 2017, there were no impairment charges associated with the Company's long-lived assets.

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

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method, under which comparative periods will not be restated and the cumulative effect of applying the standard will be recognized at the date of initial adoption on January 1, 2018. Under the modified retrospective method, the Company only applied the new standard to contracts that were not completed as of January 1, 2018. Under ASC 606, revenue is recognized based on a five-step model and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under the former rules. The Company has reviewed its sources of revenue in accordance with each of the five steps in the model, which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as the principal or the agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the Company charged to the self-service marketer using the Company's platform, less the amounts paid to the third-party creators providing the service.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the six months ended June 30, 2018 and 2017 were approximately $318,000 and $169,000, respectively. Advertising costs charged to operations for the three months ended June 30, 2018 and 2017 were approximately $216,000 and $87,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Deferred Rent

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) as of June 30, 2018 and 2017. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

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

The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plans Assumptions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	57.70%	43.71%	59.07%	43.78%
Weighted average risk free interest rate	2.83%	2.01%	2.67%	2.03%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Weighted average expected forfeiture rates were 13.44% and 10.59% during the six months ended June 30, 2018 and 2017, respectively. Weighted average expected forfeiture rates were 9.70% and 10.09% during the three months ended June 30, 2018 and 2017, respectively.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the requirement for the second step of the goodwill impairment test for certain entities. An entity may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The Company is currently evaluating the impact that ASU 2017-04 will have on its consolidated financial statements.

NOTE 2.     BUSINESS ACQUISITIONS

On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent (the “ZenContent Stock Purchase Agreement”) for a maximum purchase price to be paid over the next three years of $4,500,000. Upon closing the Company paid a cash payment of $400,000 and issued 86,207 shares of the Company's common stock valued at $600,000. The ZenContent Stock Purchase Agreement also requires (i) three equal annual installment payments totaling $1,000,000, subject to a working capital adjustment, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of the Company's common stock (determined at the Company's option). Additionally, these payments were subject to a downward adjustment of up to 30% if Brianna DeMike, ZenContent's co-founder, was terminated by IZEA for cause or she terminated her employment without good reason.
The Company amended the ZenContent Stock Purchase Agreement on October 21, 2016, to clarify definitions surrounding contingent performance payments and to provide for a contingent cash commission of 1% on certain IZEA legacy clients for which the Company used ZenContent technology to produce content for its Managed Services in the future. The Company entered into a second amendment to the ZenContent Stock Purchase Agreement on July 17, 2018 to further amend the terms of the contingent performance payments. The parties agreed to pay approximately $9,818 related to the historical 1% commission on IZEA legacy client calculations and to fix the amount payable for any further contingent performance payments at $90,000 due as $45,000 in cash on November 1, 2018 and as $45,000 in cash or stock, at the Company's option on November 1, 2019. In return for the fixed valuation of the contingent performance payments, the Company waived its rights to reduce the future guaranteed annual and contingent performance payments in the event that Ms. DeMike terminated her employment, after which Ms. DeMike terminated her employment with the Company on July 20, 2018.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2017	6/30/2018
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	606,413	641,024
Contingent performance payments (c)	2,500,000	230,000	744,510	96,998
Total estimated consideration	$4,433,565	$1,796,547	$1,350,923	$738,022

Current portion of acquisition costs payable			$741,155	$386,872
Long-term portion of acquisition costs payable			609,768	351,150
Total acquisition costs payable			$1,350,923	$738,022

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate future consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment (“guaranteed purchase price”), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments were subject to a downward adjustment up to 30% if Brianna DeMike, ZenContent’s co-founder, was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $22,916 and $122,917 for the six months ended June 30, 2018 and 2017, respectively. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $11,458 and $61,459 for the three months ended June 30, 2018 and 2017, respectively. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5% on July 31, 2016). Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $11,695 and $16,044 for the six months ended June 30, 2018 and 2017. Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $5,848 and $8,022 for the three months ended June 30, 2018 and 2017. On July 31, 2017, the Company paid $266,898 in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments.

(c)
The contingent performance payments were subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent was required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment was to be in the form of cash and the remainder of such payment was to be in the form of either cash or additional shares of IZEA common stock, at the Company's option. The value of the Company's common stock would be valued using a thirty (30) trading day volume-weighted average closing price as reported by the NASDAQ Capital Market. These contingent performance payments were subject to downward adjustment of up to 30% if Brianna DeMike was terminated by IZEA for cause or she terminated her employment without good reason. On July 31, 2016, the Company initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments is required to be revalued each quarter and is calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 17%) and assumed it will follow geometric Brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's fair value conclusion was based on the average

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% at the time of valuation. Pursuant to the second amendment to the ZenContent Stock Purchase Agreement, the Company revalued its estimate of the contingent performance payment as of June 30, 2018 to be $99,818 and determined that current fair value of the contingent performance payments was $96,998 compared to $744,510 as of December 31, 2017. The change in the estimated fair value of contingent performance payable resulted in a $647,512 decrease in general and administrative expense in the Company's consolidated statement of operations during the six months ended June 30, 2018. Of this amount, $161,765 was allocated to compensation expense and $485,747 was allocated as a change in the fair value of the contingent performance payments. The Company revalued its estimate of the contingent performance payment as of June 30, 2017 based on actual results and projections at the time and determined that current fair value of the contingent performance payments was $342,861 compared to $324,000 as of December 31, 2016. The change in the estimated fair value of contingent performance payable resulted in a $18,861 increase in general and administrative expense in the Company's consolidated statement of operations during the six months ended June 30, 2017. Of this amount, $74,861 was allocated to compensation expense and a gain of $56,000 was allocated as a change in the fair value of the contingent performance payments.

NOTE 3.     INTANGIBLE ASSETS

The identifiable intangible assets consists of the following assets:

	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
	June 30, 2018		December 31, 2017
Content provider networks	$160,000	$154,583	$160,000	$122,083	1
Trade names	52,000	52,000	52,000	52,000	1
Developed technology	530,000	293,167	530,000	240,167	3
Self-service content customers	210,000	210,000	210,000	204,167	5
Managed content customers	2,140,000	2,013,611	2,140,000	1,905,555	3
Domains	166,469	83,235	166,469	66,588	5
Total identifiable intangible assets	$3,258,469	$2,806,596	$3,258,469	$2,590,560

Total identifiable intangible assets from the purchase price allocations from the Company's acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	June 30, 2018	December 31, 2017
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
Total Intangible Assets	3,258,469	3,258,469
Accumulated amortization	(2,806,596)	(2,590,560)
Intangible Assets, net	$451,873	$667,909

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $216,036 and $499,813 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $80,241 and $249,907 for the three months ended June 30, 2018 and 2017, respectively. The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of services was $53,000 for the six months ended June 30, 2018 and 2017. The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of services was $26,500 for the three months ended June 30, 2018 and 2017.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of June 30, 2018, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2018 (six months remaining)	$133,397
2019	207,349
2020	84,293
2021	26,834
Total	$451,873

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	June 30, 2018	December 31, 2017
Software development costs	$1,819,005	$1,561,351
Less accumulated depreciation and amortization	(740,668)	(593,424)
Software development costs, net	$1,078,337	$967,927

The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's self-service customers. Research and planning phase costs are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. We incurred and capitalized software development costs of $257,654 and $85,460 during the six months ended June 30, 2018 and 2017, respectively. As a result, the Company has capitalized a total of $1,819,005 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of June 30, 2018. The Company amortizes its software development costs, upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service.

Amortization expense on software development costs that is presented separately from cost of services and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $147,244 and $107,624 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense on software development costs that is presented separately from cost of services and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $73,622 and $53,812 for the three months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2018 (six months remaining)	$147,243
2019	278,469
2020	245,142
2021	203,747
2022	134,421
Thereafter	69,315
$1,078,337

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 5.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 2% per annum. The default rate of interest is prime plus 7%. The Company had $845,365 and $500,550 outstanding under this line of credit agreement as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the Company had a net accounts receivable balance of $2,821,401. Assuming that all of the Company's accounts receivable balance was eligible for funding, it had $1,580,829 in remaining available credit under the agreement as of June 30, 2018.

The annual fees are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $10,500 of the annual costs through interest expense during the six months ended June 30, 2018 and 2017, respectively. The Company amortized $5,250 of the annual costs through interest expense during the three months ended June 30, 2018 and 2017, respectively. The remaining value of the capitalized loan costs related to this agreement as of June 30, 2018 is $17,500. This amount will be amortized to interest expense over the next ten months.

Litigation
On April 4, 2018, a securities lawsuit, Julian Perez v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted in the U.S. District Court for the Central District of California against the Company and certain of its executive officers on behalf of certain purchasers of the Company’s common stock. The plaintiffs seek to recover damages for investors under federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. The Company is still in the early stages of this litigation and is unable to estimate a reasonable range of loss, if any, that may result from this matter.
On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for IZEA, Inc. IZEA, Inc. has been named as a nominal defendant. The plaintiff seeks to recover damages on behalf of the company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, Inc., unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law. The individual defendants and the Company believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims.

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
Stock Issued for Acquisitions
On January 30, 2017, the Company issued 200,542 shares of its common stock to satisfy the final annual guaranteed purchase price payment of $938,532 per the terms of a Stock Purchase Agreement dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline (the “Ebyline Stock Purchase Agreement”). The Company recorded a $10,491 gain on the settlement of the acquisition costs payable for the six months ended June 30, 2017 in the accompanying consolidated statements of operations as a result of the difference between the market price of the stock on the settlement date and the 30-day average price of the stock required by the Ebyline Stock Purchase Agreement. The guaranteed purchase price consideration was originally recorded on the Company's balance sheet discounted to present value using the Company's borrowing rate of prime plus 2%. Interest expense imputed on the remaining acquisition costs payable was $3,804 in the accompanying consolidated statements of operations for the six months ended June 30, 2017 prior to the final guaranteed payment made on January 30, 2017.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

During the six months ended June 30, 2018, the Company issued its five independent directors a total of 30,265 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2018.

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

The Company issued 21,628 shares and 3,870 shares of restricted stock on May 3, 2018 to Mr. Murphy and Mr. Schram, respectively, related to amounts owed for their first quarter performance bonus. The stock was valued at $46,715 and $8,360, respectively, and vests in equal monthly installments over 48 months from issuance. On May 25, 2018, the Company issued 5,000 shares of restricted common stock valued at $7,650 to an employee as incentive compensation for future services vesting in two equal annual installments in May 2019 and 2020.

The following table contains summarized information about nonvested restricted stock outstanding during the year ended December 31, 2017 and the six months ended June 30, 2018:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	—	$—
Granted	61,153	3.24
Vested	(49,354)	3.72
Forfeited	—	—
Nonvested at December 31, 2017	11,799	$4.52	3.75
Granted	115,763	4.24
Vested	(31,475)	4.64
Forfeited	—	—
Nonvested at June 30, 2018	96,087	$4.03	2.2

Total expense recognized on restricted stock issued for services to non-employees during the six months ended June 30, 2018 and 2017 was $62,490 and $83,462, respectively. Total expense recognized on restricted stock issued for services to non-employees during the three months ended June 30, 2018 and 2017 was $33,819 and $22,830, respectively. Total stock-based compensation expense recognized on restricted stock issued to employees during the three and six months ended June 30, 2018 was $55,797 and $83,866, respectively. There was no stock-based compensation expense recognized on restricted stock issued to employees during the three and six months ended June 30, 2017. The fair value of the services to non-employees is based on the value of the Company's common stock as it vests over the term of service, which may be different that the value of the stock upon issuance. The change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting, results in a change in the fair value of derivatives during the period. The Company recognized a loss of $11,794 and $9,038 as a change in the fair value of derivatives during the six months ended June 30, 2018 and 2017, respectively. Future compensation related to issued, but

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

nonvested restricted stock awards as of June 30, 2018 is $386,506, and it is included in prepaid expenses in the accompanying consolidated balance sheets. This value is estimated to be recognized over the weighted-average vesting period of approximately 2.2 years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board, adopted the IZEA, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six months offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of June 30, 2018, the Company had 22,405 remaining shares of common stock available for future grants under the ESPP. Employees paid $9,035 to purchase 11,189 shares of common stock during the six months ended June 30, 2018.

Stock Options
In May 2011, the Company's Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At the Company's 2017 Annual Meeting of Stockholders held on June 21, 2017, the stockholders approved the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan by 500,000 shares. The amended May 2011 Plan allows the Company to grant options to purchase up to 1,500,000 shares as an incentive for its employees and consultants.  As of June 30, 2018, the Company had 295,620 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of June 30, 2018, the Company had 1,875 shares of common stock available for future grants under the August 2011 Plan.

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2017 and the six months ended June 30, 2018 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2016	959,864	$8.11	6.4
Granted	141,246	3.49
Exercised	—	—
Forfeited	(51,607)	38.86
Outstanding at December 31, 2017	1,049,503	$5.97	6.0
Granted	33,589	2.75
Exercised	—	—
Forfeited	(62,449)	5.64
Outstanding at June 30, 2018	1,020,643	$5.89	5.6

Exercisable at June 30, 2018	766,828	$6.24	4.7

During the three and six months ended June 30, 2018 and 2017 no options were exercised. The fair value of the Company's common stock on June 30, 2018 was $0.95 per share. The intrinsic value on outstanding options as of June 30, 2018 was $0. The intrinsic value on exercisable options as of June 30, 2018 was $0.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2017 and the six months ended June 30, 2018 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	414,306	$3.60	2.6
Granted	141,246	1.76
Vested	(205,469)	3.36
Forfeited	(27,006)	3.12
Nonvested at December 31, 2017	323,077	$2.64	2.7
Granted	33,589	1.52
Vested	(75,443)	2.96
Forfeited	(27,408)	2.80
Nonvested at June 30, 2018	253,815	$2.40	2.6

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plans is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on stock option issuances, including the restricted stock issuance expense disclosed above, during the six months ended June 30, 2018 and 2017 was $349,632 and $326,846, respectively. Stock-based compensation expense was recorded as $10,724 to cost of revenue, $45,299 to sales and marketing, and $293,609 to general and administrative expense in the Company's consolidated statement of operations during the six months ended June 30, 2018. Stock-based compensation expense was recorded as $30,494 to sales and marketing, and $296,352 to general and administrative expense in the Company's consolidated statement of operations during the six months ended June 30, 2017. Total stock-based compensation expense recognized on stock option issuances, including the restricted stock issuance expense disclosed above, during the three months ended June 30, 2018 and 2017 was $203,351 and $167,870, respectively. Stock-based compensation expense was recorded as $7,018 to cost of revenue, $29,001 to sales and marketing, and $167,332 to general and administrative expense in the Company's consolidated statement of operations during the three months ended June 30, 2018. Stock-based compensation expense was recorded as $16,466 to sales and marketing, and $151,404 to general and administrative expense in the Company's consolidated statement of operations during the three months ended June 30, 2017. Future compensation related

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

to nonvested awards as of June 30, 2018 expected to vest of $521,484 is estimated to be recognized over the weighted-average vesting period of approximately 2.6 years.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(1,647,755)	$(1,446,598)	$(3,692,875)	$(4,165,818)
Weighted average shares outstanding - basic and diluted	5,837,476	5,676,629	5,819,883	5,637,636
Basic and diluted loss per common share	$(0.28)	$(0.25)	$(0.63)	$(0.74)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Stock options	1,029,336	981,596	1,037,257	972,780
Warrants	514,012	533,959	514,976	545,625
Total excluded shares	1,543,348	1,515,555	1,552,233	1,518,405

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Dual Reporting
The effects to the condensed consolidated financial statements as of June 30, 2018, as a result of applying ASC 606, rather than previous GAAP for revenue ("ASC 605") are as follows:

	As Reported (ASC 606)	Adjustments	Previous GAAP (ASC 605)
Balance Sheet:
Accounts receivable, net	$2,821,401	$39,860	$2,861,261
Contract liabilities	4,434,627	(4,434,627)	—
Unearned revenue	—	4,362,719	4,362,719
Accumulated deficit	(51,069,117)	111,768	(50,957,349)

Income Statement:
Revenue:
Three months ended June 30, 2018	$4,120,960	(185,202)	3,935,758
Six months ended June 30, 2018	$8,017,401	12,946	8,030,347

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

Disaggregation of Revenue
The following table illustrates our revenue by product service type:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Managed Services	$4,004,850	$7,801,515
Content Workflow, net	62,761	126,309
Service Fees & Other	53,349	89,577
Total Revenue from Customers	$4,120,960	$8,017,401

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2018	January 1, 2018
Accounts receivable, net	2,821,401	3,739,430
Contract liabilities (unearned revenue)	4,434,627	3,261,729

Contract receivables are recognized when the receipt of consideration is unconditional. The decrease in contract receivables was primarily due to timing of billings and lower revenue during the period. The Company did not recognize any contract assets as of June 30, 2018 or January 1, 2018. Contract liabilities relate to advance consideration received from customers under the terms of our contracts, which will be earned in future periods. The increase in contract liabilities is due to additional orders received during the quarter that are billed in advance and fulfilled throughout the year.

During the three and six months ended June 30, 2018, the Company recognized revenue of $289,581 and $2,012,852, respectively relating to amounts that were included as a contract liability at January 1, 2018.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

IZEA, Inc.
Notes to the Unaudited Consolidated Financial Statements

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at June 30, 2018 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at June 30, 2018 within the next year.

NOTE 9.    SUBSEQUENT EVENTS

Underwritten Public Offering of Common Stock
On July 2, 2018, the Company completed an underwritten public offering for the sale of 3,556,000 shares of the Company's common stock at a public offering price of $1.00 per share. The net proceeds for all shares sold by us in the public offering were approximately $3.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Mr. Edward Murphy, the Company's Chief Executive Officer, Mr. Brian Brady, a Company director, and Mr. Lindsay Gardner, a Company director participated in the public offering and purchased 100,000, 500,000 and 20,000 shares of stock, respectively. The Company intends to use the net proceeds from the offering to finance the costs of acquiring competitive and complementary companies, technologies and assets as part of its growth strategy, and for working capital and general corporate purposes. The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-212247) filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2016, which became effective on June 30, 2016.

Acquisition of TapInfluence, Inc.
On July 26, 2018, the Company completed its merger with TapInfluence, pursuant to the terms of the Agreement and Plan of Merger, dated as of July 11, 2018 (the “Merger Agreement”), by and among IZEA, IZEA Merger Sub, Inc., TapInfluence, certain stockholders of TapInfluence and the stockholders’ representative, as amended by Amendment No. 1 thereto, dated as of July 20, 2018. At closing, the Company paid to TapInfluence stockholders the sum of $1,500,000 less an estimated closing working capital adjustment of negative $181,633 in cash, and issued 1,150,000 shares of the Company's common stock valued at $1,759,500 based on the $1.53 closing market price of the Company's common stock on July 26, 2018. The Company has agreed to pay TapInfluence stockholders an additional $4,500,000 in the form of cash, common stock or a combination thereof, at IZEA’s option, in two installments - $1,000,000 six months after the closing date of the merger and $3,500,000 twelve months after the closing date of the merger. Stock issuances, if any, will be determined based on the 30 trading day volume-weighted average price per share of the Company's common stock prior to the payment date. Future cash payments and stock issuances may be withheld from the six month or twelve month payment for post closing working capital adjustments and to satisfy indemnifiable claims made by the Company with respect to any misrepresentations or breaches of warranty under the Merger Agreement by TapInfluence or the stockholders of TapInfluence within 12 months after the closing date of the merger.

Payments under ZenContent Stock Purchase Agreement
On July 30, 2018, the Company paid $333,333 for the second annual installment due under the ZenContent Stock Purchase Agreement. Of this amount $111,111 was paid in cash and $222,222 was paid using 98,765 shares of the Company's common stock valued at $2.25 per share using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date. Additionally, the Company paid approximately $9,818 in cash due for contingent performance payments. See Note 2 for additional details.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q (this "Quarterly Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. The statements, which are not historical facts contained in this report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” or “plans” or comparable terminology, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that might cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional funding;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services and into our current operations;

•	our ability to pay for our acquisition liabilities in cash or to issue common stock as payment;

•	variability of operating results;

•	the timing and outcome of pending or potential claims and litigation, including without limitation, the pending shareholder derivative lawsuits;

•	our ability to establish effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	our development and introduction of new products and services;

•	marketing and other business development initiatives;

•	competition in the industry;

•	general government regulation;

•	economic conditions;

•	dependence on key personnel;

•	the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	our ability to protect our intellectual property;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•
and the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Key Components of Results of Operations

We measure our business using our consolidated operating results considered as one segment. We review our results of operations based on the following categories:

Revenue

We derive our revenue from providing content services or managing advertising campaigns for our customers, as well as from making our platforms available to allow customers the ability to purchase content directly from our creators. We categorize our revenue by three primary revenue streams: revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing or amplification services (“Managed Services”), revenue from transactions generated by the self-service use of our platforms by marketers and partners to handle their content workflow from initial request of a content, sponsorship or amplification service to actual review, approval, tracking and receipt of the content or distribution (“Content Workflow”), and revenue derived from various service and license fees charged to users of our platforms (“Service Fee Revenue”). As discussed in more detail within “Critical Accounting Policies and Use of Estimates” in this section and in “Note 1. Company and Summary of Significant Accounting Policies,” under Item 1 of this Quarterly Report, revenue from our Managed Services and Service Fee & Other Revenue are reported on a gross basis and revenue from Content Workflow is reported on a net basis.

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

General and Administrative

Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities costs, and other corporate-related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining and improving our technology, along with hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization. General and administrative expense also includes costs related to our acquisitions and fluctuations in our estimates on contingent earnout payments and compensation allocations related to these acquisitions. To the extent that our contingent earnout estimates change, there will be fluctuations in the amount expensed each period.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table sets forth a summary of our consolidated statements of operations and the percentage of change between the periods:

	(Unaudited)
	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$4,120,960	$5,712,904	$(1,591,944)	(28)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,930,298	2,714,699	(784,401)	(29)%
Sales and marketing	1,735,596	1,886,528	(150,932)	(8)%
General and administrative	1,970,610	2,166,370	(195,760)	(9)%
Depreciation and amortization	210,691	358,260	(147,569)	(41)%
Total costs and expenses	5,847,195	7,125,857	(1,278,662)	(18)%
Loss from operations	(1,726,235)	(1,412,953)	(313,282)	22%
Other income (expense):
Interest expense	(35,403)	(13,272)	(22,131)	167%
Change in fair value of derivatives, net	113,801	(8,420)	122,221	(1,452)%
Other income (expense), net	82	(11,953)	12,035	(101)%
Total other income (expense), net	78,480	(33,645)	112,125	(333)%
Net loss	$(1,647,755)	$(1,446,598)	$(201,157)	14%

The following table sets forth a summary of our consolidated statements of operations as a percentage of revenue for the periods:

	Three Months Ended June 30,
	2018	2017
Revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of amortization)	47%	48%
Sales and marketing	42%	33%
General and administrative	48%	38%
Depreciation and amortization	5%	6%
Total costs and expenses	142%	125%
Loss from operations	(42)%	(25)%
Other income (expense):
Interest expense	(1)%	—%
Change in fair value of derivatives, net	3%	—%
Other income (expense), net	—%	—%
Total other income (expense), net	2%	—%
Net loss	(40)%	(25)%

Revenue

The following table illustrates our revenue by stream, the percentage of total revenue by stream, and the percentage of change between the periods:

	Three Months Ended
	June 30, 2018		June 30, 2017		$ Change	% Change
Managed Services	$4,004,850	97%	$5,592,800	98%	$(1,587,950)	(28)%
Content Workflow	62,761	2%	93,910	2%	(31,149)	(33)%
Service Fees & Other Revenue	53,349	1%	26,194	—%	27,155	104%
Total Revenue by stream	$4,120,960	100%	$5,712,904	100%	$(1,591,944)	(28)%

Revenues for the three months ended June 30, 2018 decreased by $1,591,944, or approximately 28%, compared to the same period in 2017.

We have invested the majority of our time and resources in our Managed Services, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns. Revenue from Managed Services declined due to lower annual commitments from some of our larger customers for their 2018 advertising spends, along with a decrease in the number of smaller customers running short-term campaigns. Additionally, the revenue reported in 2017 is being reported pursuant to the previous GAAP reporting standards under ASC 605 while the revenue reported in 2018 is being reported pursuant to ASC 606. We adopted the new standards under the modified retrospective approach whereby we were not required to recalculate the revenue at each prior year reporting period. Changes between the standards results in timing differences on how revenue is recognized. As discussed in Note 8 under Item 1 of this Quarterly Report, the change in GAAP reporting standards resulted in an increase in revenue of $185,202 between the periods.

Content Workflow revenue primarily results from newspaper and traditional publishers using the Ebyline platform on a self-service basis to produce and process their content needs and to a smaller extent from marketers and partners using the IZEAx platform on a SaaS basis to create and distribute content for marketing and advertising campaigns. Revenue from Content Workflow decreased by $31,149, or approximately 33%, in the three months ended June 30, 2018 compared to the same period in 2017. Self-service use for transactions on the Ebyline platform is declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Content Workflow represents our net margins received on this business, which averaged approximately 7% in all years. We expect to see continued declines in total Content Workflow revenue due to the expected overall decline in the usage of our Ebyline platform by these legacy customers. However, we expect to see increases in Content Workflow revenue and improved margins from additional partners using the IZEAx platform in the second half of 2018.

Service Fee revenue increased by $27,155 in the three months ended June 30, 2018 due to increased licensing fees generated from partners using our platforms.

Net bookings is a measure of sales orders received minus any cancellations or changes in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. Net bookings can be affected by, among other things, cancellations or changes to orders that occur in future periods. Reductions in net bookings or changes in the expected timing of delivery for services due to delays and customer preferences or other considerations may result in fluctuations in expected future revenue. Net bookings related to our Managed Services were $2.7 million in the three months ended June 30, 2018 compared to $5.4 million in the three months ended June 30, 2017.

The decrease in net bookings is the result of a decreasing new opportunity pipeline in the first through third quarters of 2017, which impacts bookings and revenue on a trailing basis. In addition to reduced overall pipeline activity, there was also a higher concentration of larger opportunities in the pipeline during this period, thereby increasing our reliance on a smaller number of clients and campaigns. In the fourth quarter of 2017 through the second quarter of 2018, we saw a number of larger clients reduce, time shift, or eliminate their spending compared to prior years, which has significantly reduced our 2018 results. Year-over-year new opportunity pipeline growth began to return in the fourth quarter of 2017 and has continued in the first and second quarters of 2018. Management believes that the company will begin to see a positive effect and increasing quarter-over-quarter bookings starting in the third quarter of 2018, with revenue recognition trailing bookings. We anticipate lower year-over-year revenues from Managed Services when compared to prior years for the remainder of 2018, but significantly increased revenue from Content Workflow and Service Fee revenue due to additional SaaS customers licensing and utilizing our platforms for marketplace spending.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2018 decreased by $784,401, or approximately 29%, compared to the same period in 2017. Cost of revenue as a percentage of revenue decreased from 48% in 2017 to 47% in 2018. Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide custom content and advertising and our internal personnel costs for the personnel who are primarily responsible for fulfillment of our obligations under our contracts for Managed Services. Our direct costs related to third-party creators are variable with the revenue they generate. The direct costs decreased to 37% of revenues for Managed Services during the three months ended June 30, 2018 compared to 39% for the same period in 2017. Our internal fulfillment costs are mostly fixed and do not track directly to the revenue that is produced during the period. As a result, as Managed Services revenue fell, our internal fulfillment costs increased to 11% of revenues for Managed Services during the three months ended June 30, 2018 compared to 10% for the same period in 2017.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2018 decreased by $150,932, or approximately 8%, compared to the same period in 2017. The number of our sales, marketing and support personnel and contractors declined by 8% compared to the prior year period, which along with the decrease in variable compensation linked with sales performance, contributed to a reduction of approximately $296,000 in sales and marketing payroll and personnel-related expenses. Marketing costs increased by approximately $161,000 during the three months ended June 30, 2018 compared to the same period in 2017, due to our State of the Creator Economy survey which was produced and distributed during 2018 as an update to our latest report produced at the end of 2016. This survey provides key insight and sales resources for our internal team and customers.

General and Administrative

     General and administrative expense for the three months ended June 30, 2018 decreased by $195,760, or approximately 9% compared to the same period in 2017. The decrease was primarily attributable to the change in our acquisition cost liability estimate related to the ZenContent acquisition in July 2016.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments were subject to a downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its remaining guaranteed acquisition cost liability and its estimated contingent performance payments by 30% to be accrued as compensation expense over the three-year term rather than allocated to the purchase price. The compensation expense recorded as general and administrative expense and accrued to the guaranteed portion of acquisition cost liability during the three months ended June 30, 2018 and 2017 was $11,458 and $61,459, respectively.

Based on the July 2018 amendment to the ZenContent Stock Purchase Agreement, as further described below under "Liquidity and Capital Resources," which resulted in a future fixed amount for the contingent performance payments, we determined that the current fair value of the $2,500,000 contingent performance payments for ZenContent was $96,998 as of June 30, 2018 compared to $339,958 as of March 31, 2018. Therefore, we recorded a $242,960 decrease in the fair value of the contingent performance payments during the three months ended June 30, 2018. Of this amount, $61,376 was allocated as a decrease in compensation expense and $181,584 was allocated as a decrease in the fair value of the contingent performance payments.

During the three months ended June 30, 2017, we recorded a $23,473 decrease in the fair value of the contingent performance payments when the estimated fair value decreased from the estimate of $366,334 as of March 31, 2017 to $342,861 as of June 30, 2017. Of this amount, $6,473 was allocated as a decrease in compensation expense and $17,000 was allocated as a decrease in the fair value of the contingent performance payments.

The total change in our acquisition cost liability related to both the guaranteed and contingent performance payments noted above was a decrease of $231,502 and an increase of $37,986 for the three months ended June 30, 2018 and 2017, respectively, thus contributing $269,488 to the decrease between periods in general and administrative expense.

Legal and accounting fees increased approximately $240,000 during the three months ended June 30, 2018 as compared to the prior year period due to our acquisition activities and additional procedures related to revised statements and implementation of ASC 606 in our public filings. These increased costs were offset by reductions in general and administrative expense due to (i) lower payroll, stock compensation, and personnel related expenses of approximately $41,000, (ii) capitalization of software development costs of $135,000, and (iii) decreased investor relations costs of approximately $6,000 due to a change in the timing of our annual meeting date which occurred in the second quarter in 2017.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2018 decreased by $147,569, or approximately 41%, compared to the same period in 2017.

Depreciation and amortization expense on property and equipment was $56,828 and $54,541 for the three months ended June 30, 2018 and 2017, respectively.

Our amortization expense was $153,863 and $303,719 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to intangible assets acquired in the Ebyline and ZenContent acquisitions was $80,241 and $249,907 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense on our intangible acquisition assets is declining significantly as several of the items completed the amortization period for their useful lives. Amortization expense related to internal use software development costs was $73,622 and $53,812 for the three months ended June 30, 2018 and 2017, respectively, and is increasing as we continue to develop our IZEAx platform.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense increased by $22,131 to $35,403 during the three months ended June 30, 2018 compared to the same period in 2017 primarily due to higher interest rates and higher amounts outstanding on our credit facility in 2018.

We recorded income of $113,801 and expense of $8,420 resulting from the change in the fair value of derivatives during the three months ended June 30, 2018 and 2017, respectively.

The $12,035 increase in other income (expense) between the periods is the result of the net value of cryptocurrency we received from our cryptocurrency mining operations of approximately $7,000 as well as currency exchange changes related to our Canadian transactions during the three months ended June 30, 2018 and 2017.

Net Loss

Net loss for the three months ended June 30, 2018 was $1,647,755, which increased from a net loss of $1,446,598 for the same period in 2017.  The increase in net loss was primarily the result of reduced revenue as discussed above.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table sets forth a summary of our consolidated statements of operations and the percentage of change between the periods:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$8,017,401	$10,547,409	$(2,530,008)	(24)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	4,093,440	5,051,759	(958,319)	(19)%
Sales and marketing	3,491,122	4,275,348	(784,226)	(18)%
General and administrative	3,585,832	4,613,288	(1,027,456)	(22)%
Depreciation and amortization	476,146	720,866	(244,720)	(34)%
Total costs and expenses	11,646,540	14,661,261	(3,014,721)	(21)%
Loss from operations	(3,629,139)	(4,113,852)	484,713	(12)%
Other income (expense):
Interest expense	(56,714)	(30,348)	(26,366)	87%
Change in fair value of derivatives, net	(11,794)	(9,038)	(2,756)	30%
Other income (expense), net	4,772	(12,580)	17,352	(138)%
Total other income (expense), net	(63,736)	(51,966)	(11,770)	23%
Net loss	$(3,692,875)	$(4,165,818)	$472,943	(11)%

The following table sets forth a summary of our consolidated statements of operations as a percentage of revenue for the periods:

	Six Months Ended June 30,
	2018	2017
Revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of amortization)	51%	48%
Sales and marketing	44%	41%
General and administrative	45%	44%
Depreciation and amortization	6%	7%
Total costs and expenses	145%	139%
Loss from operations	(45)%	(39)%
Other income (expense):
Interest expense	(1)%	—%
Change in fair value of derivatives, net	—%	—%
Other income (expense), net	—%	—%
Total other income (expense), net	(1)%	—%
Net loss	(46)%	(39)%

Revenue

The following table illustrates our revenue by stream, the percentage of total revenue by stream, and the percentage of change between the periods:

	Six Months Ended
	June 30, 2018		June 30, 2017		$ Change	% Change
Managed Services	$7,801,515	97%	$10,276,923	97%	$(2,475,408)	(24)%
Content Workflow, net	126,309	2%	196,173	2%	(69,864)	(36)%
Service Fees & Other	89,577	1%	74,313	1%	15,264	21%
Total Revenue	$8,017,401	100%	$10,547,409	100%	$(2,530,008)	(24)%

Revenues for the six months ended June 30, 2018 decreased by $2,530,008, or approximately 24%, compared to the same period in 2017.

We have invested the majority of our time and resources in our Managed Services, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns.

Revenue from Managed Services declined due to lower initial annual commitments from some of our larger customers for their 2018 advertising spends, along with less sales and a decrease in smaller customers running short-term campaigns. Net bookings related to Managed Services were $8.4 million in the six months ended June 30, 2018 compared to $11.8 million in the six months ended June 30, 2017. As described in the three month comparison, the decrease in net bookings is the result of a decreasing new opportunity pipeline in the first through third quarters of 2017, which impacts bookings and revenue on a trailing basis. Although our annual revenue has historically increased since inception, we have seen a year-over-year decrease in revenue in the first half of 2018 and believe revenue related to our Managed Services will also be down year-over-year in the second half of 2018 based on these lower net bookings as they translate into future revenue.

The revenue reported in 2017 is being reported pursuant to the previous GAAP reporting standards under ASC 605 while the revenue reported in 2018 is being reported pursuant to ASC 606. We adopted the new standards under the modified retrospective approach whereby we were not required to recalculate the revenue at each prior year reporting period. Changes between the standards results in timing differences on how revenue is recognized. As discussed in Note 8 under Item 1 of this Quarterly Report, the change in standards resulted in a revenue decrease of $12,946 between the periods.

Content Workflow revenue primarily results from newspaper and traditional publishers using the Ebyline platform on a self-service basis to produce and process their content needs and to a smaller extent from marketers and partners using the IZEAx platform on a SaaS basis to distribute content for marketing and advertising campaigns. Self-service use for transactions on the Ebyline platform is declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Content Workflow represents our net margins received on this business, which averaged approximately 7% in all years. We expect to see continued declines in total Content Workflow revenue compared to prior year levels due to the expected overall decline in the usage of our Ebyline platform by these legacy customers. We are not pursing the addition of new customers using the Ebyline platform at these low margins and have focused our engineering and sales resources on providing services to customers under the IZEAx platform. However, we expect to see increases in Content Workflow revenue and improved margins from additional partners using the IZEAx platform in the second half of 2018.

Service Fee and Other revenue increased in the six months ended June 30, 2018, due to increased licensing fees generated from partners using our platforms.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2018 decreased by $958,319, or approximately 19%, compared to the same period in 2017.  Cost of revenue as a percentage of revenue increased from 48% in 2017 to 51% in 2018. Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide custom content and advertising and our internal personnel costs for those primarily responsible for fulfillment of our obligations under our Managed Services. Our direct costs related to third-party creators are variable with the revenue they generate and these remained consistent at approximately 39% of revenue for Managed Services in 2018 and 2017. Our internal fulfillment costs are mostly fixed and do not track directly to the revenue that is produced during the period. As a result, as Managed Services revenue fell, our internal fulfillment costs increased to 13% of revenues for Managed Services during the six months ended June 30, 2018 compared to 10% for the same period in 2017.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2018 decreased by $784,226, or approximately 18%, compared to the same period in 2017.  In February 2017, we held our IZEAFest Conference for marketers and creators. This event was not repeated in 2018 and the non-recurrence of this event contributed to a reduction in our public relations expense of approximately $480,000. Our sales, marketing and support personnel declined by 7%, which along with the decrease in variable compensation linked with sales performance, contributed to a reduction of approximately $428,000 in sales and marketing payroll and personnel related expenses. Marketing costs increased by approximately $168,000 during the six months ended June 30, 2018 compared to the same period in 2017, due to our State of the Creator Economy survey which was produced and distributed during 2018 as an update to our latest report produced at the end of 2016. This survey provides key insight and sales resources for our internal team and customers.

General and Administrative

     General and administrative expense for the six months ended June 30, 2018 decreased by $1,027,456, or approximately 22%, compared to the same period in 2017. The decrease was primarily attributable to the change in our acquisition cost liability estimate related to the ZenContent acquisition in July 2016.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments are subject to downward adjustment of up to 30% if Brianna DeMike, ZenContent’s co-founder, is terminated by IZEA for cause or if she terminates her employment without good reason. As a result, the Company initially reduced its remaining guaranteed acquisition cost liability and its estimated contingent performance payments by 30% to be accrued as compensation expense over the three-year term rather than allocated to the purchase price. The compensation expense recorded as general and administrative expense and accrued to the guaranteed portion of acquisition cost liability during the six months ended June 30, 2018 and 2017 was $22,916 and $122,917, respectively.

Based on the July 2018 amendment to the ZenContent Stock Purchase Agreement, as further described below under "Liquidity and Capital Resources," which resulted in a future fixed amount for the contingent performance payments, we determined that the current fair value of the $2,500,000 contingent performance payments for ZenContent was $96,998 as of June 30, 2018 compared to $744,510 as of December 31, 2017. Therefore, we recorded a $647,512 decrease in the fair value of the contingent performance payments during the six months ended June 30, 2018. Of this amount, $161,765 was allocated as a decrease in compensation expense and $485,747 was allocated as a decrease in the fair value of the contingent performance payments.

During the six months ended June 30, 2017, we recorded a $18,861 increase in the fair value of the contingent performance payments when the estimated fair value increased from the estimate of $324,000 as of December 31, 2016 to $342,861 as of June 30, 2017. Of this amount, $74,861 was allocated as an increase in compensation expense and $56,000 was allocated as a decrease in the fair value of the contingent performance payments.

The total change in our acquisition cost liability related to both the guaranteed and contingent performance payments noted above was a decrease of $624,596 and an increase of $141,778 for the six months ended June 30, 2018 and 2017, respectively, thus contributing $766,374 to the decrease between periods in general and administrative expense.

The remaining decrease in general and administrative expense was due to (i) lower payroll, stock compensation, and personnel-related expenses of approximately $119,000 due to lower bonus amounts accrued and lower stock expense on vested options in 2018, (ii) capitalization of software development costs of $172,000, and (iii) decreased investor relations costs of approximately $26,000 due to the non-renewal of our investor relations firm agreement in May 2017. Legal and accounting fees increased approximately $100,000 during the six months ended June 30, 2018 as compared to the prior year period due our acquisition activities and additional procedures related to revised statements and implementation of ASC 606 in our public filings.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2018 decreased by $244,720, or approximately 34%, compared to the same period in 2017.

Depreciation and amortization expense on property and equipment was $112,866 and $113,429 for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense declined in 2017 due to minimal increases in our property and equipment and certain assets becoming fully depreciated.

Our amortization expense was $363,280 and $607,437 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense related to intangible assets acquired in the Ebyline and ZenContent acquisitions was $216,036 and $499,813 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense on our intangible acquisition assets is declining significantly as several of the items completed the amortization period for their useful lives. Amortization expense related to internal use software development costs was $147,244 and $107,624 for the six months ended June 30, 2018 and 2017, respectively, and is increasing as we continue to develop our IZEAx platform.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense increased by $26,366 to $56,714 during the six months ended June 30, 2018 compared to the same period in 2017 primarily due to higher interest rates and higher amounts outstanding on our credit facility in 2018.

We recorded expense of $11,794 and $9,038 resulting from the change in the fair value of restricted stock during the six months ended June 30, 2018 and 2017, respectively.

The $17,352 increase in other income (expense) between the periods is the result of the net value of cryptocurrency we received from our cryptocurrency mining operations during the six months ended June 30, 2018 of approximately $18,000 offset by currency exchange losses related to our Canadian transactions during the six months ended June 30, 2018 and 2017.

Net Loss

Net loss for the six months ended June 30, 2018 was $3,692,875, a $472,943 improvement from the net loss of $4,165,818 for the same period in 2017.  The reduction in net loss was primarily the result of reduced costs as discussed above.

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

The following table sets forth a reconciliation from the GAAP measurement of Revenue to our non-GAAP financial measure of gross billings and the percentage change between the periods:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$4,120,960	$5,712,904	$(1,591,944)	(28)%
Plus transaction costs for third-party creators (1)	780,584	1,267,318	(486,734)	(38)%
Gross billings	$4,901,544	$6,980,222	$(2,078,678)	(30)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$8,017,401	$10,547,409	$(2,530,008)	(24)%
Plus transaction costs for third-party creators (1)	1,594,503	2,635,318	(1,040,815)	(39)%
Gross billings	$9,611,904	$13,182,727	$(3,570,823)	(27)%
(1) Transaction costs related to third-party creators for services provided for the Content Workflow portion of our revenue reported on a net basis for GAAP.

The following table sets forth our gross billings by revenue stream, the percentage of total gross billings by revenue stream, and the percentage of change between the periods:

	Three Months Ended
	June 30, 2018		June 30, 2017		$ Change	% Change
Managed Services	$4,004,850	82%	$5,592,800	80%	$(1,587,950)	(28)%
Content Workflow	843,345	17%	1,361,228	20%	(517,883)	(38)%
Service Fees & Other	53,349	1%	26,194	—%	27,155	104%
Total gross billings	$4,901,544	100%	$6,980,222	100%	$(2,078,678)	(30)%

	Six Months Ended
	June 30, 2018		June 30, 2017		$ Change	% Change
Managed Services	$7,801,515	80%	$10,276,923	78%	$(2,475,408)	(24)%
Content Workflow	1,720,812	18%	2,831,491	21%	(1,110,679)	(39)%
Service Fees & Other	89,577	1%	74,313	1%	15,264	21%
Total gross billings	$9,611,904	99%	$13,182,727	100%	$(3,570,823)	(27)%

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

The following table sets forth a reconciliation from the GAAP measurement of Operating Expenses to our non-GAAP financial measure of Cash Opex and Cash Opex as a percentage of revenue for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total costs and expenses	$5,847,195	$7,125,857	$11,646,540	$14,661,261
Less:
Non-cash stock-based compensation	203,351	167,870	349,632	326,846
Non-cash stock issued for payment of services	33,819	22,830	62,490	83,462
(Gain) loss on disposal of equipment	(2,253)	(1,734)	(1,400)	(3,687)
(Gain) loss on settlement of acquisition costs payable	—	—	—	(10,491)
Increase (decrease) in value of acquisition costs payable	(231,502)	37,986	(624,596)	141,778
Depreciation and amortization	210,691	358,260	476,146	720,866
Total excluded expenses	214,106	585,212	262,272	1,258,774

Cash Opex	$5,633,089	$6,540,645	$11,384,268	$13,402,487

Revenue	$4,120,960	$5,712,904	$8,017,401	$10,547,409
Cash Opex / Revenue	137%	114%	142%	127%

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,647,755)	$(1,446,598)	$(3,692,875)	$(4,165,818)
Non-cash stock-based compensation	203,351	167,870	349,632	326,846
Non-cash stock issued for payment of services	33,819	22,830	62,490	83,462
(Gain) loss on disposal of equipment	(2,253)	(1,734)	(1,400)	(3,687)
(Gain) loss on settlement of acquisition costs payable	—	—	—	(10,491)
Increase (decrease) in value of acquisition costs payable	(231,502)	37,986	(624,596)	141,778
Depreciation and amortization	210,691	358,260	476,146	720,866
Interest expense	35,403	13,272	56,714	30,348
Change in fair value of derivatives	(113,801)	8,420	11,794	9,038
Adjusted EBITDA	$(1,512,047)	$(839,694)	$(3,362,095)	$(2,867,658)

Revenue	$4,120,960	$5,712,904	$8,017,401	$10,547,409
Adjusted EBITDA as a % of Revenue	(37)%	(15)%	(42)%	(27)%

Liquidity and Capital Resources

We had cash and cash equivalents of $1,878,159 as of June 30, 2018 as compared to $3,906,797 as of December 31, 2017, a decrease of $2,028,638 primarily due to the funding of our operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $51,069,117 as of June 30, 2018.  To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $1,983,259 during the six months ended June 30, 2018 and is the result of expenses exceeding our revenues. Cash used for investing activities was $398,529 during the six months ended June 30, 2018 due to internal costs related to the development of our proprietary software and purchases of computer and office equipment. Cash provided by financing activities during the six months ended June 30, 2018 was $353,150, which amount consisted primarily of net advances received from our line of credit with Western Alliance Bank.

On July 26, 2018, we completed our merger with TapInfluence. At closing, we paid the sum of $1,500,000 less an estimated closing working capital adjustment of negative $181,633 in cash, and issued 1,150,000 shares of our common stock valued at $1,759,500 based on the $1.53 closing market price of our common stock on July 26, 2018. We will pay TapInfluence stockholders an additional $4,500,000 in the form of cash, common stock or a combination thereof, at our option, in two installments - $1,000,000 six months after the closing date and $3,500,000 twelve months after the closing date of the merger. See Item 1A. Risk Factors under Part II of the Quarterly Report for additional discussion regarding this transaction.

On July 30, 2018, we paid $333,333 for the second annual installment due under ZenContent Stock Purchase Agreement. Of this amount $111,111 was paid in cash and $222,222 was paid using 98,765 shares of our common stock valued at $2.25 per share using a thirty (30) trading day volume-weighted average closing price as reported by the NASDAQ Capital Market prior to the issuance date. On July 30, 2019, we will be required to make the third and final annual installment payment of $333,334 in the form of either cash or additional shares of our common stock (determined at our option) as long as at least a minimum of 33% is paid in the form of cash. We are also required to pay contingent performance payments of $90,000 pursuant to the ZenContent Stock Purchase Agreement, as amended, due as $45,000 in cash on November 1, 2018 and as $45,000 in cash or stock, at our option on November 1, 2019.

We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. As of June 30, 2018, we had $845,365 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $1,580,829 under the agreement as of June 30, 2018. Additionally, on July 2, 2018, we completed an underwritten public offering for the sale of 3,556,000 shares of our common stock at a public offering price of $1.00 per share. The net proceeds for all shares sold by us in the public offering were approximately$3.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

We believe that with the cash on hand after our July 2018 financing and the expected additional revenue streams and operational efficiencies after our merger with TapInfluence in July 2018, along with our available credit line with Western Alliance Bank, we will have sufficient cash reserves and financing sources available to cover expenses into the fourth quarter of 2018. However, we do not have enough cash to pay our future obligations relating to our acquisitions of ZenContent and TapInfluence obligations as they become due in January 2019 and July 2019. We intend to rely on our ability to issue shares of our common stock as payment, but if we are limited in our ability to issue shares, cannot raise additional cash through our operations, increased borrowing on our credit facilities, or through a sale of our equity or equity linked securities to pay for these future obligations, we will need to significantly slow or pause our business activities and reduce expenses until such time as we are able to raise additional capital or perhaps even cease the operation of our business.

We are currently exploring potential financing options that may be available to us. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations based on our current plan. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements accompanying this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. We perform credit evaluations of our customers but generally do not require collateral to support accounts receivable. We determine the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $189,000 for doubtful accounts as of June 30, 2018. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and six months ended June 30, 2018 and 2017.

Software Development Costs and Acquired Intangible Software

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. As a result, we have capitalized $1,819,005 to software development costs in the consolidated balance sheet as of June 30, 2018. We also acquired additional proprietary software platforms valued at $530,000 during our acquisition of Ebyline and ZenContent. These costs are reflected as intangible assets in the consolidated balance sheet as of June 30, 2018. We do not transfer ownership of our software to third parties. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features under depreciation and amortization expense in the consolidated statements of operations.

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

On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method, under which comparative periods will not be restated and the cumulative effect of applying the standard will be recognized at the date of initial adoption on January 1, 2018. Under the modified retrospective method, we only applied the new standard to contracts that were not completed as of January 1, 2018. Under ASC 606, revenue is recognized based on a five-step model and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under the former rules. We have reviewed our sources of revenue in accordance with each of the five steps in the model, which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We also determine whether we act as an agent or a principal for each identified performance obligation. The determination of whether we act as the principal or the agent is highly subjective and requires us to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which we act as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and we record the amounts we pay to third-party creators as cost of revenue. For transactions in which we act as an agent, revenue is reported on a net basis as the amount we charged to the self-service marketer using the platform, less the amounts paid to the third-party creators providing the service.

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

Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue. Effective January 1, 2018, we became subject to new guidelines for disclosing and accounting for our revenue from contracts with customers. See Note 8 under Part I, Item 1 of this Quarterly Report for further details on the Company's adoption and disclosures related to ASC 606.

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
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the year ended December 31, 2017 and the six months ended June 30, 2018:

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2017	141,246	$3.49	6.0 years	50.16%	2.06%	$1.76
June 30, 2018	33,589	$2.75	6.0 years	59.07%	2.67%	$1.52

There were outstanding options to purchase 1,020,643 shares with a weighted average exercise price of $5.89 per share, of which options to purchase 766,828 shares were exercisable with a weighted average exercise price of $6.24 per share as of June 30, 2018.   The intrinsic value on outstanding options as of June 30, 2018 was $0. The intrinsic value on exercisable options as of June 30, 2018 was $0.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018.  Based on that evaluation our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to a previously disclosed material weakness in internal control over financial reporting as discussed below. This material weakness was identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On April 4, 2018, a securities lawsuit, Julian Perez v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted in the U.S. District Court for the Central District of California against the Company and certain of its executive officers on behalf of certain purchasers of the Company’s common stock. The plaintiffs seek to recover damages for investors under federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. The Company is still in the early stages of this litigation and is unable to estimate a reasonable range of loss, if any, that may result from this matter.
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

We have a history of net losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $51,069,117 as of June 30, 2018.  For the six months ended June 30, 2018, we had a net loss of $3,692,875, including a $3,629,139 loss from operations and we expect to incur a net loss for the fiscal year 2018.  We have seen a year-over-year decrease in revenue in the first half of 2018 and believe revenue will also decrease year-over-year in the second half of 2018 related to our Managed Services. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. Therefore, we may need to develop a plan to raise additional capital or make further reductions in our operating expenses in order to achieve profitability.

We have raised and will need to raise additional capital to meet our business requirements and purchase obligations in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. Our cash balance as of June 30, 2018 was $1,878,159. On July 2, 2018,we completed an underwritten public offering for the sale of 3,556,000 shares of our common stock at a public offering price of $1.00 per share. The net proceeds for all shares sold by us in the public offering were approximately $3.1 million after deducting underwriting discounts and commissions and estimated offering expenses; however, we expect additional financing transactions will be necessary to meet our business requirements and purchase obligations.

We have seen a year-over-year decrease in revenue in the first half of 2018 and believe revenue from Managed Services will also decrease year-over-year in the second half of 2018 due to the lower bookings received in the fourth quarter of 2017 through the second quarter of 2018. Our revenue results from numerous individual one-time orders, which we cannot predict with reasonable certainty. If our annual revenue continues to decline from prior year levels at a rate similar to or greater than the decline in the first half of 2018 and future commitments do not increase as anticipated, we will need additional financing to maintain and expand our business. Such financing may not be available on favorable terms, if at all. Any additional capital raised through the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

If we are unable to obtain such additional financing on a timely basis or generate sufficient revenues from operations, we may have to curtail our activities and growth plans, reduce expenses, and/or sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares.

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

We will need to raise additional capital to finance obligations relating to recent acquisitions if we are not able to obtain stockholder approval to satisfy such obligations by payment in shares of common stock.

We have remaining future purchase obligations to pay for our acquisitions of ZenContent, Inc. in July 2016 and our acquisition of TapInfluence in July 2018, which obligate us to make certain deferred payments of the respective purchase prices, which may be made in common stock at our election. We do not have enough cash to cover these current obligations and intend to rely on our ability to issue shares of our common stock as payment, our ability to raise additional capital through the sale of equity or equity linked securities, or our ability to utilize or secure other debt financing to pay for our current obligations. The issuance of a substantial number of shares of our common stock to the former stockholders of TapInfluence or ZenContent or the perception that such issuances may occur could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration. In addition, such issuance would dilute your percentage of ownership of our common stock.

Additionally, in order to finance these purchase obligations with issuances of our common stock, we may need to seek stockholder approval under Nasdaq Marketplace Rules, which in certain circumstances require stockholder approval for any issuance or series of issuances of equity securities that would comprise more than 20% of the total shares of our common stock outstanding before such issuance or issuances. However, we may not be successful in obtaining any such stockholder approval, in which case we may need to seek alternative sources of financing.

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
Among other continued listing requirements, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity and a minimum bid price of $1.00. As of June 30, 2018 our stockholders’ equity balance was $2,267,314, below Nasdaq’s minimum continued listing standard. However, on July 2, 2018, we completed an underwritten public offering for the sale of 3,556,000 shares of the Company's common stock at a public offering price of $1.00 per share. The net proceeds were approximately $3.1 million, which then increased our stockholders' equity above the $2.5 million stockholders’ equity minimum, keeping us in compliance with the Nasdaq standard. Although we regained compliance after completing the underwritten public offering, there can be no assurance that we will be able to maintain the required stockholders’ equity balance or meet other continued listing requirements in the future.
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
Soon after the announcement of a restatement of our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, we and certain of our officers and directors were named as parties in lawsuits relating to the restatement, which are ongoing.

A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The plaintiffs seek to recover damages for investors under federal securities laws. We are still in the early stages of this litigation and are unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for IZEA, Inc. IZEA, Inc. has been named as a nominal defendant. The plaintiff seeks to recover damages on behalf of the company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, Inc., unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims.

These lawsuits, and any other similar or related claims or investigations, could result in the diversion of management’s time and attention away from business operations, which could harm our business and also harm our relationships with existing customers, vendors and business partners. The lawsuit may also materially damage our reputation and the value of our brand. Our legal expenses incurred in defending the lawsuit, and any other similar or related matters, could be significant, and a ruling against us, or any settlement, could have a material adverse effect on us.

There can be no assurance that any litigation to which we are, or in the future may become, a party will be resolved in our favor. This lawsuit and any other lawsuits that we may become party to are subject to inherent uncertainties, and the costs to us of defending litigation matters will depend upon many unknown factors. Any claim that is successfully decided against us may require us to pay substantial damages, including punitive damages, and other related fees. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are or may become a party will likely be expensive and time consuming to defend or resolve.

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of August 13, 2018, we had 10,665,698 shares of common stock issued, outstanding stock options to purchase 1,034,977 shares of our common stock at an average exercise price of $5.78 per share, and outstanding warrants to purchase 514,012 shares of our common stock at an average exercise price of $8.47 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 281,286 shares of common stock under our May 2011 Equity Incentive Plan and 22,405 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to the earn-out provisions of the stock purchase agreements in connection with our ZenContent and TapInfluence acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, and the issuance of new shares pursuant to acquisition earn-out provisions, will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

We have delayed our 2018 Annual Meeting of Stockholders (the "2018 Annual Meeting") and have not yet established a definitive meeting date for the 2018 Annual Meeting. Because the 2018 Annual Meeting has been delayed by more than 30 days from June 21, 2017 (the anniversary of our 2017 Annual Meeting of Stockholders), in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are disclosing such delay in this report. When the date of the 2018 Annual Meeting is determined, we will issue a notice that complies with the requirements of Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act.

ITEM 6 – EXHIBITS

Exhibit Number		Description
2.1
Agreement and Plan of Merger, dated as of July 11, 2018, by and among IZEA, Inc., IZEA Merger Sub, Inc., TapInfluence, Inc., certain stockholders of TapInfluence, Inc. and the stockholders’ representative (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 12, 2018).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of July 20, 2018, by and among IZEA, Inc., IZEA Merger Sub, Inc., TapInfluence, Inc., certain stockholders of TapInfluence, Inc. and the stockholders’ representative (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on July 30, 2018).

10.1	*	Amendment No. 1 to Stock Purchase Agreement, dated as of October 21, 2016, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc.
10.2	*	Amendment No. 2 to Stock Purchase Agreement, dated as of July 17, 2018, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc.
10.3	*	Employment Agreement between IZEA, Inc. and Michael Heald effective August 15, 2018.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)
The following materials from IZEA, Inc.'s Annual Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements.

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

IZEA, Inc. a Nevada corporation

August 14, 2018	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 14, 2018	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Chief Financial Officer (Principal Financial and Accounting Officer)