Form 10-Q
period 2018-09-30
IZEA Worldwide, Inc.
filed 2018-11-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 N. Orlando Avenue, Suite 200 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 674-6911

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☐

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

 As of November 12, 2018, there were 12,073,031 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
Assets
Current:
Cash and cash equivalents	$3,864,676	$3,906,797
Accounts receivable, net	6,811,029	3,647,025
Prepaid expenses	573,611	389,104
Other current assets	84,359	9,140
Total current assets	11,333,675	7,952,066

Property and equipment, net	309,374	286,043
Goodwill	8,316,722	3,604,720
Intangible assets, net	3,472,855	667,909
Software development costs, net	1,233,988	967,927
Security deposits	154,248	148,638
Total assets	$24,820,862	$13,627,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,831,696	$1,756,841
Accrued expenses	2,146,862	1,592,356
Contract liabilities	5,631,096	—
Unearned revenue	—	3,070,502
Line of credit	1,733,420	500,550
Current portion of deferred rent	29,187	45,127
Current portion of acquisition costs payable	4,535,930	741,155
Total current liabilities	16,908,191	7,706,531

Deferred rent, less current portion	—	17,419
Acquisition costs payable, less current portion	43,055	609,768
Total liabilities	16,951,246	8,333,718

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 12,073,031 and 5,733,981, respectively, issued and outstanding	1,207	573
Additional paid-in capital	60,270,355	52,570,432
Accumulated deficit	(52,401,946)	(47,277,420)
Total stockholders’ equity	7,869,616	5,293,585

Total liabilities and stockholders’ equity	$24,820,862	$13,627,303

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$5,780,941	$7,089,855	$13,798,342	$17,637,264

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,397,466	3,302,626	6,490,906	8,354,385
Sales and marketing	1,574,335	1,733,178	5,065,457	6,008,526
General and administrative	2,699,978	2,312,301	6,285,810	6,925,589
Depreciation and amortization	370,674	374,965	846,820	1,095,831
Total costs and expenses	7,042,453	7,723,070	18,688,993	22,384,331

Loss from operations	(1,261,512)	(633,215)	(4,890,651)	(4,747,067)

Other income (expense):
Interest expense	(90,452)	(15,058)	(147,166)	(45,406)
Change in fair value of derivatives, net	—	45,160	(11,794)	36,122
Other income, net	19,135	44,308	23,907	31,728
Total other income (expense), net	(71,317)	74,410	(135,053)	22,444

Net loss	$(1,332,829)	$(558,805)	$(5,025,704)	$(4,724,623)

Weighted average common shares outstanding – basic and diluted	10,365,750	5,702,297	7,351,827	5,659,423
Basic and diluted loss per common share	$(0.13)	$(0.10)	$(0.68)	$(0.83)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585
Cumulative effect of change in accounting policy to ASC 606	—	—	—	(98,822)	(98,822)
Sale of securities	4,963,333	496	5,666,504	—	5,667,000
Stock issued for payment of acquisition liability	1,248,765	125	1,896,658	—	1,896,783
Stock purchase plan issuances	11,189	1	9,034	—	9,035
Stock issued for payment of services	30,265	3	124,997	—	125,000
Stock issuance costs	—	—	(709,634)	—	(709,634)
Stock-based compensation	85,498	9	712,364	—	712,373
Net loss	—	—	—	(5,025,704)	(5,025,704)
Balance, September 30, 2018	12,073,031	$1,207	$60,270,355	$(52,401,946)	$7,869,616

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,025,704)	$(4,724,623)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	167,900	163,597
Amortization of software development costs and other intangible assets	678,920	932,234
(Gain) loss on disposal of equipment	5,242	(5,462)
Provision for losses on accounts receivable	—	44,827
Stock-based compensation	468,042	509,642
Fair value of stock issued for payment of services	93,734	143,536
Increase (decrease) in fair value of contingent acquisition costs payable	(485,747)	62,000
Gain on settlement of acquisition costs payable	(84,938)	(10,491)
Change in fair value of derivatives, net	11,794	(36,122)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	73,744	(1,552,555)
Prepaid expenses and other current assets	32,007	(84,798)
Accounts payable	924,039	242,033
Accrued expenses	(1,638,319)	946,002
Contract liabilities	654,859	—
Unearned revenue	—	435,054
Deferred rent	(33,359)	(25,764)
Net cash used for operating activities	(4,157,786)	(2,960,890)

Cash flows from investing activities:
Purchase of equipment	(157,384)	(7,762)
Merger with TapInfluence, net of cash acquired	11,266	—
Increase in software development costs	(486,927)	(85,460)
Security deposits	(5,610)	4,309
Net cash used for investing activities	(638,655)	(88,913)

Cash flows from financing activities:
Payments on acquisition liabilities	(120,930)	(266,898)
Proceeds from sale of securities	5,667,000	—
Proceeds from line of credit, net of repayments	(91,151)	810,376
Proceeds from stock purchase plan issuances	9,035	16,232
Stock issuance costs	(709,634)	(10,913)
Net cash provided by financing activities	4,754,320	548,797

Net decrease in cash and cash equivalents	(42,121)	(2,501,006)
Cash and cash equivalents, beginning of year	3,906,797	5,949,004

Cash and cash equivalents, end of period	$3,864,676	$3,447,998

Supplemental cash flow information:
Cash paid during the period for interest	$104,028	$29,700

Non-cash financing and investing activities:
Common stock issued for payment of acquisition liability	$1,896,783	$928,041
Fair value of common stock issued for future services	$317,134	$23,110

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2018, the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the consolidated statement of stockholders' equity for the nine months ended September 30, 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2018.

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). The legal entity of ZenContent was dissolved in December 2017 after all assets and transactions were transferred to IZEA. On March 9, 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada to operate as a sales and support office for IZEA's Canadian customers. On July 26, 2018, the Company merged with TapInfluence, Inc. ("TapInfluence") pursuant to the terms of an Agreement and Plan of Merger dated as of July 11, 2018, and amended July 20, 2018.

Effective August 20, 2018, the Company changed its name from IZEA, Inc. to IZEA Worldwide, Inc. The Company is headquartered near Orlando, Florida with additional offices in California, Colorado, Illinois, New York and Canada.

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

The Company's primary technology platform, The IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator's personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. In addition to IZEAx, the Company operates the Ebyline technology platform, which it acquired in January 2015, and the TapInfluence technology platform, which it acquired in July 2018. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms in the news agencies with a “virtual newsroom” to handle their content workflow. The TapInfluence platform performs in a similar manner to IZEAx and is being utilized by the majority of its customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns.

Liquidity and Going Concern
The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $52,401,946 as of September 30, 2018.  For the nine months ended September 30, 2018, the Company had a net loss of $5,025,704 and the Company expects to incur a net loss for the fiscal year 2018.  The Company's cash balance as of September 30, 2018 was $3,864,676 and the Company's operating activities used cash of $4,157,786 for the nine months ended September 30, 2018. The Company’s revenues decreased year-over-year for the nine months ended September 30, 2018. If the Company's annual revenue continues to decline from prior year levels at a rate similar to or greater than the decline in the first three quarters of 2018 and future commitments do not increase, the Company’s cash resources will likely be insufficient to meet its obligations as they become due during the next twelve months.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

As further discussed in Note 6, the Company received net proceeds of $3,140,647 and $1,820,965 from two separate underwritten public offerings on July 2, 2018 and September 21, 2018, respectively. The Company used a portion of the July 2, 2018 proceeds to finance its merger with TapInfluence and has agreed to pay TapInfluence stockholders an additional $4,500,000 in the form of cash, common stock or a combination thereof, at IZEA’s option, in two installments - $1,000,000 six months after the closing date of the merger and $3,500,000 twelve months after the closing date of the merger. The Company does not have enough cash to cover these current obligations and will rely on its ability to issue shares of its common stock as payment, its ability to raise additional capital through the sale of equity or equity linked securities, or its ability to utilize or secure other debt financing to pay for its current obligations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses and its acquisition liabilities until it achieves and maintains profitability. Management’s plans to continue as a going concern include raising additional capital through sales of securities, issuing shares of stock to pay for its obligations, and increasing its borrowing levels. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to substantially increase sales, obtain and sustain profitability and obtain the necessary additional financing on a timely basis or on acceptable terms, the Company will be required to delay, reduce the scope of, or eliminate current expansion and development plans, initiate reductions in its workforce, or perhaps even cease the operation of its business.  Therefore, there is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiaries, subsequent to the subsidiaries' individual acquisition, merger or formation dates, as applicable. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements were prepared using the acquisition method of accounting with IZEA considered the accounting acquirer of Ebyline, ZenContent, and TapInfluence. Under the acquisition method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill.

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity” or "assignment," defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. Management determines the collectibility of accounts by regularly evaluating individual customer

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $317,190 and $189,000 for doubtful accounts as of September 30, 2018 and December 31, 2017, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2018 and 2017.

Concentrations of credit risk with respect to accounts receivable are typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, the Company had two customers that together accounted for 39% of total accounts receivable at September 30, 2018. The Company had no customer that accounted for more than 10% of total accounts receivable at December 31, 2017. The Company had no customer that accounted for more than 10% of its revenue during the three months ended September 30, 2018 and one customer that accounted for 13% of its revenue during the three months ended September 30, 2017. The Company had no customer that accounted for more than10% of its revenue during the nine months ended September 30, 2018 and 2017.

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

Depreciation expense on property and equipment recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $55,034 and $50,168 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense on property and equipment recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $167,900 and $163,597 for the nine months ended September 30, 2018 and 2017, respectively. Property and equipment is recorded net of accumulated depreciation and amortization amounts of $944,568 and $790,029 as of September 30, 2018 and December 31, 2017, respectively.

Goodwill and Business Combinations
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company has goodwill in connection with its acquisitions of Ebyline, ZenContent, and TapInfluence. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill during the fourth quarter of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that prior to and after the acquisitions of Ebyline and ZenContent, it had one reporting unit. Subsequent to the merger with TapInfluence, the Company has determined that it has two reporting units. See further discussion regarding segment reporting in Note 9. For the three and nine months ended September 30, 2018 and 2017, there were no impairment charges associated with the Company's goodwill.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 3 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three and nine months ended September 30, 2018 and 2017, there were no impairment charges associated with the Company's long-lived assets.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages; (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. See Note 4 for further details.

Revenue Recognition
The Company derives its revenue from providing content services or managing advertising campaigns for its customers, as well as from making its platforms available to allow customers the ability to purchase content directly from its creators, and to self-manage their own campaigns. Managed Services is when a marketer (typically a brand, agency or partner) contracts IZEA to provide custom content, influencer marketing, amplification or other consulting services. Marketplace Spend Fees are fees charged to self-service customers on their marketplace spend within the Company's platforms. License Fees consist of fees charged to access the IZEAx, Ebyline, and TapInfluence technology platforms. Other Fees are generated from various service fees charged to users of the Company's platforms.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specifies the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. The allocation of the transaction price to the performance obligations in the contract is based on a cost plus methodology.

For Managed Services, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer's brand and they purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that may range from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on the Company's evaluations, revenue from Managed Services is reported on a gross basis, because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work.

For Marketplace Spend services (including Legacy Workflow), the self-service customer instructs creators found through the Company's platforms to provide and/or distribute custom content for an agreed upon transaction fee. The Company's platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on the Company's evaluations, Marketplace Spend Fee revenue is reported on a net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform, and are typically recognized upon publishing or purchase of the marketplace spend by the creator and verification of the publishing by the marketer.

License Fee revenue is generated through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapIfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.

Other Fee revenue is generated when fees are charged to customers primarily related to monthly plan fees, inactivity fees, and early cash-out fees. Plan fees are recognized within the month they relate to, and inactivity and early cash-out fees are recognized at a point in time when the account is deemed inactive or a cash-out below certain minimum thresholds is requested.

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not capitalize costs to obtain its customer contracts as these amounts would be generally recognized over less than one year and are not material.

See Note 8 for further details on the Company's adoption and disclosures related to ASC 606.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended September 30, 2018 and 2017 were approximately $94,000 and $79,000, respectively. Advertising costs charged to operations for the nine months ended September 30, 2018 and 2017 were approximately $412,000 and $248,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) as of September 30, 2018 and 2017. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, unearned revenue, and accrued expenses. Unless otherwise disclosed, the fair value of the Company’s long-term debt obligations approximate their carrying value based upon current rates available to the Company.

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

The Company used the following assumptions for options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	65.65%	43.08%	63.40%	43.49%
Weighted average risk free interest rate	2.82%	1.91%	2.77%	1.98%
Expected dividends	—	—	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Weighted average expected forfeiture rates were 8.23% and 6.79% during the three months ended September 30, 2018 and 2017, respectively. Weighted average expected forfeiture rates were 10.01% and 9.01% during the nine months ended September 30, 2018 and 2017, respectively.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Fair values for the unvested portion of issued instruments are adjusted each reporting period. The change in fair value is recorded in the accompanying consolidated statements of operations. Stock-based payments related to non-employees is accounted for based on the fair value of the related stock or the fair value of the services, whichever is more readily determinable.

Segment Information
Prior to its merger with TapInfluence, the Company managed its operations as one segment for reporting purposes and evaluated operations and made business decisions based on consolidated results. Effective in the quarter ended September 30, 2018, and primarily as a result of the merger with TapInfluence, the Company has significantly expanded its operations related to license fees and marketplace spend fees. As a result, Company management is now actively evaluating operations under two reportable business segments (see Note 9).

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

Reclassifications
Certain items have been reclassified in the 2017 financial statements to conform to the 2018 presentation. In the Statements of Cash Flows, the Company has reclassified payments on acquisition liabilities as financing activities rather than as a change in accrued expenses in operating activities.

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

NOTE 2.     BUSINESS COMBINATIONS

TapInfluence
On July 26, 2018, IZEA completed its merger with TapInfluence, Inc., pursuant to the terms of the Agreement and Plan of Merger, dated as of July 11, 2018, by and among IZEA, IZEA Merger Sub, Inc., TapInfluence, certain stockholders of TapInfluence and the stockholders’ representative, as amended by Amendment No. 1 thereto, dated as of July 20, 2018 (the "Merger Agreement"). The merger was consummated, in part, to further consolidate the influencer marketing industry for IZEA, and for IZEA to obtain benefits from the acquisition of the TapInfluence technology platform and existing customer base, particularly from TapInfluence's self-service customers.

At closing, IZEA paid to TapInfluence stockholders the sum of $1,500,000 in cash, less an estimated closing working capital adjustment of $181,633, along with other adjustments as defined in the Merger Agreement, and issued 1,150,000 shares of IZEA's common stock valued at $1,759,500 based on the $1.53 closing market price of IZEA's common stock on July 26, 2018. IZEA has agreed to pay TapInfluence stockholders an additional $4,500,000 in the form of cash, common stock or a combination thereof, at IZEA’s option, in two installments - $1,000,000 six months after the closing date of the merger and $3,500,000 twelve months

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

after the closing date of the merger. Stock issuances, if any, will be determined based on the 30 trading day volume-weighted average price per share of IZEA's common stock prior to the payment date. Future cash payments and stock issuances may be withheld from the six month or twelve month payment for post-closing working capital adjustments and to satisfy indemnifiable claims made by IZEA with respect to any misrepresentations or breaches of warranty under the Merger Agreement by TapInfluence or the stockholders of TapInfluence within 12 months after the closing date of the merger. Following the closing of the merger, IZEA calculated the final working capital as of the closing date to be $297,049. Therefore, the purchase price was reduced by an additional $115,416 that will be deducted from the six-month installment payment.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Remaining Present and Fair Value
	7/26/2018	7/26/2018	9/30/2018
Cash paid at closing (a)	$1,500,000	$1,500,000	$—
Stock paid at closing (a)	1,759,500	1,759,500	—
Purchase price adjustment (b)	(439,610)	(555,026)
First deferred purchase price installment (c)	1,000,000	970,576	980,384
Second deferred purchase price installment (c)	3,500,000	3,271,028	3,309,190
Total estimated consideration	$7,319,890	$6,946,078	$4,289,574

Current portion of acquisition costs payable			$4,174,158
Long-term portion of acquisition costs payable			—
Total acquisition costs payable			$4,174,158

(a)
The aggregate consideration paid at closing for the acquisition of TapInfluence consisted of a cash payment of $1,500,000 and the issuance of 1,150,000 shares of IZEA common stock valued at $1,759,500, or $1.53 per share.

(b)
Per the terms of the Merger Agreement, the initial cash payment due at closing of $1,500,000 was to be adjusted as follows: reduced for seller transaction expenses and closing date indebtedness, increased by closing date cash and cash equivalents of TapInfluence, and reduced or increased by an estimated working capital amount. These adjustments resulted in a net reduction in the purchase price of $439,610, which included a negative estimated working capital adjustment of $181,633.

(c)
Aggregate future consideration consists of additional payments totaling $4,500,000, less any remaining adjustment related to the final working capital adjustment calculation. The payments will be made in the form of cash, common stock or a combination thereof, at IZEA’s option, in two installments - $1,000,000 six months after the closing date of the merger and $3,500,000 twelve months after the closing date of the merger. Stock issuances, if any, will be determined based on the 30 trading day volume-weighted average price per share of IZEA's common stock prior to the payment date. Future cash payments and stock issuances may be withheld from the six month or twelve month payment for post closing working capital adjustments and to satisfy indemnifiable claims made by IZEA with respect to any misrepresentations or breaches of warranty under the Merger Agreement by TapInfluence or the stockholders of TapInfluence within 12 months after the closing date of the merger. Post closing, IZEA calculated the final working capital as of the closing date as a negative $297,049, which was $115,416 lower than the original estimate of negative $181,633. Therefore, the purchase price was reduced by an additional $115,416 that will be deducted from the six-month installment payment.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table summarizes the preliminary amounts of net assets acquired at the merger date:

Estimated Approximate Fair Value
7/26/2018
Current assets	$4,337,334
Property and equipment	39,089
Identifiable intangible assets	3,263,000
Goodwill	4,711,999
Current liabilities	(4,071,727)
Long-term debt	(1,333,617)
Total net assets acquired	6,946,078
Less: cash acquired	(1,071,656)
Net purchase consideration	$5,874,422

For the three and nine months ended September 30, 2018, $797,244 of the Company's consolidated revenue was associated with TapInfluence operations. The Company is unable to determine net loss specifically related to TapInfluence operations as the majority of operational resources were shared with IZEA.

The following unaudited pro forma summary presents consolidated information of IZEA Worldwide, Inc. as if the business combination with TapInfluence, Inc. had occurred on January 1, 2017:

	Pro Forma Nine Months Ended	Pro Forma Nine Months Ended
	9/30/2018	9/30/2017
Pro forma revenue	$16,344,003	$21,960,003
Pro forma cost of revenue	$6,867,048	$8,784,895
Pro forma gross profit	$9,476,955	$13,175,108

Pro forma net loss prior to adjustments	$(6,377,521)	$(7,418,941)
Pro forma adjustment to net loss:
Amortization of acquired identifiable intangible assets	(583,722)	(776,750)
Acquisition-related expenses	105,146	(149,625)
Pro forma net loss combined	$(6,856,097)	$(8,345,316)

The business combination was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As the acquirer for accounting purposes, IZEA is in the process of estimating the fair value of TapInfluence’s assets acquired and liabilities assumed and conformed the accounting policies of TapInfluence to its own accounting policies. IZEA anticipates that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one-year measurement period following the merger date. Differences between these preliminary estimates and the final purchase price accounting may occur, and these differences could have a material impact on the Company's consolidated financial statements.

ZenContent
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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

cash and the remainder of such payment will be in the form of either cash or additional shares of the Company's common stock (determined at the Company's option). Additionally, these payments were subject to a downward adjustment of up to 30% if Brianna DeMike, ZenContent's co-founder, was terminated by IZEA for cause or she terminated her employment without good reason.

The Company amended the ZenContent Stock Purchase Agreement on October 21, 2016, to clarify definitions surrounding contingent performance payments and to provide for a contingent cash commission of 1% on certain IZEA legacy clients for which the Company used ZenContent technology to produce content for its Managed Services in the future. The Company entered into a second amendment to the ZenContent Stock Purchase Agreement on July 17, 2018 to further amend the terms of the contingent performance payments. The parties agreed to pay approximately $9,818 related to the historical 1% commission on IZEA legacy client calculations and to fix the amount payable for any further contingent performance payments at $90,000 due as $45,000 in cash on November 1, 2018 and as $45,000 in cash or stock, at the Company's option on November 1, 2019. In return for the fixed valuation of the contingent performance payments, the Company waived its rights to reduce the future guaranteed annual and contingent performance payments in the event that ZenContent's co-founder terminated her employment, after which she terminated her employment with the Company on July 20, 2018.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2017	9/30/2018
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	606,413	316,772
Contingent performance payments (c)	2,500,000	230,000	744,510	88,055
Total estimated consideration	$4,433,565	$1,796,547	$1,350,923	$404,827

Current portion of acquisition costs payable			$741,155	$361,772
Long-term portion of acquisition costs payable			609,768	43,055
Total acquisition costs payable			$1,350,923	$404,827

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

(b)
Aggregate deferred consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment (“guaranteed purchase price”), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three 12-month periods following the closing. These payments were subject to a downward adjustment up to 30% if ZenContent’s co-founder was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $28,125 and $151,042 for the nine months ended September 30, 2018 and 2017, respectively. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $5,209 and $28,125 for the three months ended September 30, 2018 and 2017, respectively. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5% on July 31, 2016). Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $15,567 and $22,616 for the nine months ended September 30, 2018 and 2017, respectively. Interest expense imputed on the guaranteed acquisition costs payable in the accompanying consolidated statement of operations was $3,872 and $6,572 for the three months ended September 30, 2018 and 2017. On July 31, 2017, the Company paid $266,898 in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments. On July 31, 2018, the Company paid an additional $111,111 in cash and $222,222 using 98,765 shares of our common stock valued at $2.25 per share using a thirty (30) trading day volume-weighted average closing price as reported by the NASDAQ Capital Market prior to the issuance date, for the second annual installment.

(c)
The contingent performance payments were subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent was required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment was to be in the form of cash and the remainder of such payment was to be in the form of either cash or additional shares of IZEA common stock, at the Company's option. The value of the Company's common stock would be valued using a thirty (30) trading day volume-weighted average closing price as reported by the NASDAQ Capital Market. These contingent performance payments were subject to downward adjustment of up to 30% if ZenContent's co-founder was terminated by IZEA for cause or she terminated her employment without good reason. On July 31, 2016, the Company initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments is required to be revalued each quarter and is calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework is considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 17%) and assumed it will follow geometric Brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's fair value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% at the time of valuation. Due to the adjustment in payments pursuant to the second amendment to the ZenContent Stock Purchase Agreement, the Company revalued its estimate of the contingent performance payment as of September 30, 2018 to be $99,818 and determined that current fair value of the contingent performance payments was $88,055 compared to $744,510 as of December 31, 2017. The change in the estimated fair value of contingent performance payable resulted in a $646,637 decrease in general and administrative expense in the Company's consolidated statement of operations during the nine months ended September 30, 2018. Of this amount, $160,890 was allocated to compensation expense and $485,747 was allocated as a change in the fair value of the contingent performance payments. The Company revalued its estimate of the contingent performance payment as of September 30, 2017 based on actual results and projections at the time and determined that current fair value of the contingent performance payments was $342,861 compared to $324,000 as of December 31, 2016. The change in the estimated fair value of contingent performance payable resulted in a $184,444 increase in general and administrative expense in the Company's consolidated statement of operations during the nine months ended September 30, 2017. Of this amount, $122,444 was allocated to compensation expense and a gain of $62,000 was allocated as a change in the fair value of the contingent performance payments.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 3.     INTANGIBLE ASSETS

The identifiable intangible assets consists of the following assets:

	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
	September 30, 2018		December 31, 2017
Content provider networks	$160,000	$160,000	$160,000	$122,083	1
Trade names	87,000	57,834	52,000	52,000	1
Developed technology	1,130,000	339,667	530,000	240,167	3
Self-service content customers	2,810,000	354,444	210,000	204,167	5
Managed content customers	2,140,000	2,042,778	2,140,000	1,905,555	3
Domains	166,469	91,558	166,469	66,588	5
Embedded non-compete provision	28,000	2,333	—	—	1
Total identifiable intangible assets	$6,521,469	$3,048,614	$3,258,469	$2,590,560

Total identifiable intangible assets from the purchase price allocations from the Company's acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	September 30, 2018	December 31, 2017
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
TapInfluence Intangible Assets (preliminary)	3,263,000	—
Domains	166,469	166,469
Total Intangible Assets	6,521,469	3,258,469
Accumulated amortization	(3,048,614)	(2,590,560)
Intangible Assets, net	$3,472,855	$667,909

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $242,018 and $247,907 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $458,054 and $747,720 for the nine months ended September 30, 2018 and 2017, respectively. The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of services was $99,500 for the nine months ended September 30, 2018 and 2017. The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of services was $46,500 for the three months ended September 30, 2018 and 2017.

As of September 30, 2018, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2018 (three months remaining)	$322,907
2019	1,228,432
2020	1,079,126
2021	652,390
2022	120,000
2023	70,000
Total	$3,472,855

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	September 30, 2018	December 31, 2017
Software development costs	$2,048,278	$1,561,351
Less accumulated depreciation and amortization	(814,290)	(593,424)
Software development costs, net	$1,233,988	$967,927

The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's self-service customers. Research and planning phase costs are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. We incurred and capitalized software development costs of $486,927 and $85,460 during the nine months ended September 30, 2018 and 2017, respectively. As a result, the Company has capitalized a total of $2,048,278 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of September 30, 2018. The Company amortizes its software development costs, upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service.

Amortization expense on software development costs that is presented separately from cost of services and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $73,622 and $76,890 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense on software development costs that is presented separately from cost of services and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $220,866 and $184,514 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, future estimated amortization expense related to software development costs over the next five years is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2018 (three months remaining)	$73,622
2019	324,324
2020	290,996
2021	249,601
2022	180,276
Thereafter	115,169
$1,233,988

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 5.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Effective August 30, 2018, as a result of IZEA's merger with TapInfluence, Inc., the Company entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence, Inc. as an additional borrower on the credit facility. Pursuant to this agreement, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement renews annually and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrued on the advances at the rate of prime plus 2% per annum through August 29, 2018, at which time the rate was amended to 1.5% per annum in conjunction with the August 30, 2018 modification agreement. The default rate of interest is prime plus 7%. The Company had $1,733,420 and $500,550 outstanding under this line of credit agreement as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the Company had a net accounts receivable balance of $6,811,029. Assuming that all of the Company's accounts receivable balance was eligible for funding, it had $3,266,580 in remaining available credit under the agreement as of September 30, 2018.

The annual fees are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $15,750 of the annual costs through interest expense during the nine months ended September 30, 2018 and 2017, respectively. The Company amortized $5,250 of the annual costs through interest expense during the three months ended September 30, 2018 and 2017, respectively. The remaining value of the capitalized loan costs related to this agreement as of September 30, 2018 is $12,250. This amount will be amortized to interest expense over the next ten months.

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
On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for IZEA. IZEA has been named as a nominal defendant. The plaintiff seeks to recover damages on behalf of the company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law. The individual defendants and the Company believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims.

The Company had determined that it is probable that amounts payable by the Company in respect of the litigation proceedings described above and other litigation proceedings involving the Company will be in excess of the maximum retention amount under its insurance policy of $500,000. As a result, the Company has recorded a liability reflecting the payment of such amount, less related legal fees incurred to date of approximately $62,000 that the Company expects to count against the retention amount.

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
Stock Issued for Acquisitions
On January 30, 2017, the Company issued 200,542 shares of its common stock to satisfy the final annual guaranteed purchase price payment of $938,532 per the terms of a Stock Purchase Agreement dated as of January 27, 2015, by and among IZEA,

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Ebyline and the stockholders of Ebyline (the “Ebyline Stock Purchase Agreement”). The Company recorded a $10,491 gain on the settlement of the acquisition costs payable for the nine months ended September 30, 2017 in the accompanying consolidated statements of operations as a result of the difference between the market price of the stock on the settlement date and the 30-day average price of the stock required by the Ebyline Stock Purchase Agreement. The guaranteed purchase price consideration was originally recorded on the Company's balance sheet discounted to present value using the Company's borrowing rate of prime plus 2%. Interest expense imputed on the remaining acquisition costs payable was $3,804 in the accompanying consolidated statements of operations for the nine months ended September 30, 2017 prior to the final guaranteed payment made on January 30, 2017.

On July 26, 2018, pursuant to its merger agreement with TapInfluence (see Note 2) the Company issued 1,150,000 shares of IZEA's common stock valued at $1,759,500 based on the $1.53 closing market price of IZEA's common stock on July 26, 2018.

Underwritten Public Offerings of Common Stock

July 2, 2018 Public Offering

On July 2, 2018, the Company completed an underwritten public offering of 3,556,000 shares of the Company's common stock at a public offering price of $1.00 per share. The net proceeds for all shares sold by us in the public offering were approximately $3.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company totaling approximately $418,000. Mr. Edward Murphy, the Company's Chief Executive Officer and a Company director, Mr. Brian Brady, a Company director, and Mr. Lindsay Gardner, a Company director participated in the public offering and purchased 100,000, 500,000 and 20,000 shares of stock, respectively. The Company intends to use the net proceeds from the offering to finance the costs of acquiring competitive and complementary companies, technologies and assets as part of its growth strategy, including the merger with TapInfluence on July 25, 2018, and for working capital and general corporate purposes.

September 21, 2018 Public Offering

On September 21, 2018, the Company completed an underwritten public offering of 1,407,333 shares of the Company's common stock at a public offering price of $1.50 per share. The net proceeds for all shares sold by us in the public offering were approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company totaling approximately $290,000. Mr. Edward Murphy, the Company's Chief Executive Officer and a Company director, participated in the public offering and purchased 3,000 shares of stock. The Company intends to use the net proceeds from the offering to finance the costs of acquiring competitive and complementary companies, technologies and assets as part of its growth strategy, and for working capital and general corporate purposes.

The above offerings were made pursuant to a shelf registration statement on Form S-3 (File No. 333-212247) filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2016, which became effective on June 30, 2016.

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

During the nine months ended September 30, 2018, the Company issued its five independent directors a total of 30,265 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2018.

On January 11, 2018, the Company issued seventeen employees a total of 55,000 shares of restricted common stock initially valued at $303,600 as incentive compensation for their continued future service. Of these 55,000 shares, 10,000 shares were issued to Ms. LeAnn Hitchcock, the Company's then-current Chief Financial Officer, and 5,000 shares were issued to Mr. Schram. The stock vests over two years in equal quarterly installments from January 2018 through December 2019.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

The following table contains summarized information about nonvested restricted stock outstanding during the year ended December 31, 2017 and the nine months ended September 30, 2018:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	—	$—
Granted	61,153	$3.24
Vested	(49,354)	$3.72
Forfeited	—	$—
Nonvested at December 31, 2017	11,799	$4.52	3.75
Granted	115,763	$4.24
Vested	(47,023)	$4.56
Forfeited	—	$—
Nonvested at September 30, 2018	80,539	$3.95	1.8

Total expense recognized on restricted stock issued for services to non-employees during the three months ended September 30, 2018 and 2017 was $31,244 and $60,074, respectively. Total expense recognized on restricted stock issued for services to non-employees during the nine months ended September 30, 2018 and 2017 was $93,734 and $143,536, respectively. Total stock-based compensation expense recognized on restricted stock issued to employees during the three and nine months ended September 30, 2018 was $38,128 and $121,994, respectively. There was no stock-based compensation expense recognized on restricted stock issued to employees during the three and nine months ended September 30, 2017. The fair value of the services to non-employees is based on the value of the Company's common stock as it vests over the term of service, which may be different that the value of the stock upon issuance. The change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting, results in a change in the fair value of derivatives during the period. The Company recognized a loss of $11,794 and $36,122 as a change in the fair value of derivatives during the nine months ended September 30, 2018 and 2017, respectively. Future compensation related to issued, but nonvested restricted stock awards as of September 30, 2018 is $317,134, and it is included in prepaid expenses in the accompanying consolidated balance sheets. This value is estimated to be recognized over the weighted-average vesting period of approximately 1.8 years.

Employee Stock Purchase Plan
On April 16, 2014, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board, adopted the IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) and reserved 75,000 shares of the Company's common stock for issuance thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six months offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 1,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of September 30, 2018, the Company had 22,405 remaining shares of common stock available for future grants under the ESPP. Employees paid $9,035 to purchase 11,189 shares of common stock during the nine months ended September 30, 2018.

Stock Options
In May 2011, the Company's Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (the “May 2011 Plan”). At the Company's 2017 Annual Meeting of Stockholders held on June 21, 2017, the stockholders approved

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan by 500,000 shares. The amended May 2011 Plan allows the Company to grant options to purchase up to 1,500,000 shares as an incentive for its employees and consultants.  As of September 30, 2018, the Company had 250,214 shares of common stock available for future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of September 30, 2018, the Company had 1,875 shares of common stock available for future grants under the August 2011 Plan.

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

A summary of option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2017 and the nine months ended September 30, 2018 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2016	959,864	$8.11	6.4
Granted	141,246	$3.49
Exercised	—	$—
Forfeited	(51,607)	$38.86
Outstanding at December 31, 2017	1,049,503	$5.97	6.0
Granted	98,359	$1.71
Exercised	—	$—
Forfeited	(81,813)	$5.91
Outstanding at September 30, 2018	1,066,049	$5.59	5.7

Exercisable at September 30, 2018	788,036	$6.24	4.5

During the three and nine months ended September 30, 2018 and 2017 no options were exercised. The fair value of the Company's common stock on September 30, 2018 was $1.59 per share. The intrinsic value on outstanding options as of September 30, 2018 was $31,009. The intrinsic value on exercisable options as of September 30, 2018 was $466.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the year ended December 31, 2017 and the nine months ended September 30, 2018 is presented below:

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2016	414,306	$3.60	2.6
Granted	141,246	$1.76
Vested	(205,469)	$3.36
Forfeited	(27,006)	$3.12
Nonvested at December 31, 2017	323,077	$2.64	2.7
Granted	98,359	$0.96
Vested	(106,021)	$2.88
Forfeited	(37,402)	$2.96
Nonvested at September 30, 2018	278,013	$1.92	2.8

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

Total stock-based compensation expense recognized on stock option issuances, including the restricted stock issuance expense disclosed above, during the three months ended September 30, 2018 and 2017 was $118,410 and $182,796, respectively. Stock-based compensation (income) expense was recorded as $3,786 to cost of revenue, $15,097 to sales and marketing, and $99,527 to general and administrative expense in the Company's consolidated statement of operations during the three months ended September 30, 2018. Stock-based compensation expense was recorded as $14,837 to sales and marketing, and $167,959 to general and administrative expense in the Company's consolidated statement of operations during the three months ended September 30, 2017. Future compensation related to nonvested awards as of September 30, 2018 expected to vest of $461,976 is estimated to be recognized over the weighted-average vesting period of approximately 2.8 years.

Total stock-based compensation expense recognized on stock option issuances, including the restricted stock issuance expense disclosed above, during the nine months ended September 30, 2018 and 2017 was $468,042 and $509,642, respectively. Stock-based compensation expense was recorded as $14,510 to cost of revenue, $60,396 to sales and marketing, and $393,136 to general and administrative expense in the Company's consolidated statement of operations during the nine months ended September 30, 2018. Stock-based compensation expense was recorded as $45,331 to sales and marketing, and $464,311 to general and administrative expense in the Company's consolidated statement of operations during the nine months ended September 30, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss	$(1,332,829)	$(558,805)	$(5,025,704)	$(4,724,623)
Weighted average shares outstanding - basic and diluted	10,365,750	5,702,297	7,351,827	5,659,423
Basic and diluted loss per common share	$(0.13)	$(0.10)	$(0.68)	$(0.83)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock options	1,048,135	993,546	1,040,940	979,775
Warrants	480,658	520,147	503,413	537,039
Total excluded shares	1,528,793	1,513,693	1,544,353	1,516,814

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

IZEA Worldwide, Inc.
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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Dual Reporting
The effects to the condensed consolidated financial statements as of September 30, 2018, as a result of applying ASC 606, rather than previous GAAP for revenue ("ASC 605") are as follows:

	As Reported (ASC 606)	Adjustments	Previous GAAP (ASC 605)
Balance Sheet:
Accounts receivable, net	$6,811,029	$156,315	$6,967,344
Contract liabilities	5,631,096	(5,631,096)	—
Unearned revenue	—	5,659,184	5,659,184
Accumulated deficit	(52,401,946)	128,227	(52,273,719)

Statements of Operations:
Revenue:
Three months ended September 30, 2018	$5,780,941	16,459	5,797,400
Nine months ended September 30, 2018	$13,798,342	29,405	13,827,747

The changes reflected above were primarily due to the Company's delivery of its managed services related to influencer marketing services. Under ASC 605, these were recognized as separate elements at a point in time as services were delivered to the customer and under ASC 606, these are recognized as a single performance obligation over time based on an input model utilizing cost-to-cost methodology.

Disaggregation of Revenue
The following table illustrates our revenue by product service type:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Managed Services	$4,859,435	$12,660,949
Marketplace Spend Fees, net	378,768	388,492
License Fees	485,651	538,262
Legacy Workflow, net	48,409	164,994
Other	8,678	45,645
Total Revenue from Customers	$5,780,941	$13,798,342

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2018	January 1, 2018
Accounts receivable, net	6,811,029	3,739,430
Contract liabilities (unearned revenue)	5,631,096	3,261,729

Contract receivables are recognized when the receipt of consideration is unconditional. The increase in contract receivables was primarily due to timing of billings, increased revenue during the period, and the addition of TapInfluence accounts. The Company did not recognize any contract assets as of September 30, 2018 or January 1, 2018. Contract liabilities relate to advance consideration received from customers under the terms of our contracts, which will be earned in future periods. The increase in contract liabilities is due to additional orders received during the quarter that are billed in advance and fulfilled throughout the year.

During the three and nine months ended September 30, 2018, the Company recognized revenue of $93,719 and $2,106,571, respectively relating to amounts that were included as a contract liability at January 1, 2018.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at September 30, 2018 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at September 30, 2018 within the next year.

NOTE 9.    BUSINESS SEGMENTS

Prior to its merger with TapInfluence, the Company managed its operations as one segment for reporting purposes and evaluated operations and made business decisions based on consolidated results. Effective in the quarter ended September 30, 2018, and primarily as a result of the merger with TapInfluence, the Company has significantly expanded its operations related to license fees and marketplace spend fees. As a result, Company management is now actively evaluating operations under the following two reportable business segments:

•
Managed Services, which includes services to marketers to provide custom content, influencer marketing, amplification or other consulting services using the Company's internal resources, its network of creators and/or its technology platforms.

•
SaaS Services, which includes services generated by the self-service use of the Company's technology platforms by marketers to manage their own influencer marketing campaigns, as well as license subscriptions to access the IZEAx and TapInfluence platforms. SaaS Services are associated with the following revenue types:

◦	Marketplace Spend Fees

◦	License Fees

The Company's reportable segments are strategic business units that may offer similar services, but under different revenue recognition guidance. They are managed separately because each segment requires marketing and oversight strategies, however, the Company's chief operating decision maker for each segment is currently evaluating operations on the basis of revenue only as the Company does not currently allocate specific cost of revenue, other operating costs, or assets to each segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that Company management evaluates performance based primarily on gross revenue and gross margin for all revenue streams, including revenue externally reported on a net basis for the Company's SaaS Services segment.

The following table illustrates the Company's measure of revenue for each reportable segment, and other. The chief operating decision maker for each segment is not provided, and does not review, other measures related to profit or assets. All other measures of Company profit and assets are reviewed on a consolidated basis.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
Managed Services	$4,859,435	$6,997,390	$12,660,949	$17,274,313
SaaS Services	864,419	31,033	926,754	110,199
Other	57,087	61,432	210,639	252,752
Consolidated Total	$5,780,941	$7,089,855	$13,798,342	$17,637,264

NOTE 10.    SUBSEQUENT EVENTS

No material events have occurred after September 30, 2018 that require recognition or disclosure in the financial statements, except as follows:

On October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for IZEA. IZEA has been named as a nominal defendant. An amended complaint was filed on October 31, 2018. The plaintiff seeks to recover damages on behalf of the Company for purported breaches of the individual defendants' fiduciary duties as directors and/or officers of IZEA, and gross mismanagement, and under federal securities laws. We believe that the plaintiff's allegations are without merit and intend to vigorously defend against the claims.

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

    Our primary technology platforms, The IZEA Exchange (“IZEAx”) and TapInfluence, enable transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx and TapInfluence are designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator's personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. In addition to IZEAx and TapInfluence, we operate the Ebyline technology platform, which we acquired in January 2015 and the ZenContent platform, which we acquired in July 2016. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs. The ZenContent platform is an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers.

Key Components of Results of Operations

With the addition of TapInfluence in July 2018 and its Marketplace Spend Fees revenue, we now measure revenue associated with our business under two reportable business segments; Managed Services and SaaS Services. Overall consolidated results of operations are evaluated based on Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

Revenue

We derive our revenue from providing content services or managing advertising campaigns for our customers, as well as from making our platforms available to allow customers the ability to purchase content directly from our creators. We categorize our revenue by four primary revenue streams: revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other consulting services (“Managed Services”), revenue from fees charged to self-service customers on their marketplace spend within the Company's platforms (“Marketplace Spend Fees”), revenue derived from fees charged to access the IZEAx, Ebyline, and TapInfluence technology platforms (“License Fees”), and revenue from other fees such as inactivity, affiliate, and plan fees charged to users of the Company's platforms ("Other"). As discussed in more detail within “Critical Accounting Policies and Use of Estimates” in this section and in “Note 1. Company and Summary of Significant Accounting Policies,” under Item 1 of this Quarterly Report, revenue from our Managed Services and License Fees revenue are reported on a gross basis and revenue from Marketplace Spend is reported on a net basis.

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

Change in Fair Value of Restricted Stock and Derivatives, net. On occasion, we enter into financing transactions that give rise to derivative liabilities. Additionally, we issue restricted stock to non-employees that vests over future periods. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of such financial instruments are required to be recorded in other income (expense) in the period of change.

Other Income (Expense). Other income consists of interest income for interest earned on our cash and cash equivalent balances, the value of cryptocurrency received from our IZEA cryptocurrency mining operations which commenced in January 2018, and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table sets forth a summary of our consolidated statements of operations and the percentage of change between the periods:

	(Unaudited)
	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$5,780,941	$7,089,855	$(1,308,914)	(18)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,397,466	3,302,626	(905,160)	(27)%
Sales and marketing	1,574,335	1,733,178	(158,843)	(9)%
General and administrative	2,699,978	2,312,301	387,677	17%
Depreciation and amortization	370,674	374,965	(4,291)	(1)%
Total costs and expenses	7,042,453	7,723,070	(680,617)	(9)%
Loss from operations	(1,261,512)	(633,215)	(628,297)	99%
Other income (expense):
Interest expense	(90,452)	(15,058)	(75,394)	501%
Change in fair value of derivatives, net	—	45,160	(45,160)	(100)%
Other income, net	19,135	44,308	(25,173)	(57)%
Total other income (expense), net	(71,317)	74,410	(145,727)	(196)%
Net loss	$(1,332,829)	$(558,805)	$(774,024)	139%

Revenue

The following table illustrates our revenue by type, the percentage of total revenue by type, and the percentage of change between the periods:

	Three Months Ended
	September 30, 2018		September 30, 2017		$ Change	% Change
Managed Services	$4,859,435	84%	$6,997,390	99%	$(2,137,955)	(31)%
Marketplace Spend Fees, net	378,768	7%	21,680	—%	357,088	1,647%
License Fees	485,651	8%	9,353	—%	476,298	5,092%
Legacy Workflow, net	48,409	1%	55,297	1%	(6,888)	(12)%
Other	8,678	—%	6,135	—%	2,543	41%
Total Revenue by type	$5,780,941	100%	$7,089,855	100%	$(1,308,914)	(18)%

Total revenue for the three months ended September 30, 2018 decreased by $1,308,914, or approximately 18%, compared to the same period in 2017.

We have invested the majority of our time and resources in our Managed Services, which generates the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns. Our merger with TapInfluence allows us to immediately increase our market share of the marketplace spend and licensed SaaS revenue business, and enables us to scale more quickly in this space.

Managed Services revenue declined due to lower annual commitments from some of our larger customers for their 2018 advertising spends, along with a decrease in the number of smaller customers running short-term campaigns. Additionally, the revenue reported in 2017 is being reported pursuant to the previous GAAP reporting standards under ASC 605 while the revenue reported in 2018 is being reported pursuant to ASC 606. We adopted the new standards under the modified retrospective approach whereby we were not required to recalculate the revenue at each prior year reporting period. Changes between the standards results in timing differences on how revenue is recognized. As discussed in Note 8 under Item 1 of this Quarterly Report, the change in GAAP reporting standards resulted in an increase in revenue of $16,459 between the periods.

Marketplace Spend Fees revenue results primarily from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence platforms on a self-service basis to create and distribute content for marketing and sponsored social advertising campaigns. This also includes revenue from creation and distribution of content related to newspaper and traditional publishers who utilize the Company's Ebyline platform ("Legacy Workflow"), to produce and process their content needs. Revenue from Marketplace Spend Fees increased by $357,088, or approximately 1,647%, in the three months ended September 30, 2018 compared to the same period in 2017, primarily as a result of the Company's merger with TapInfluence in July 2018, which acquired business accounted for approximately $363,764 of the consolidated Marketplace Spend Fees revenue for period. Revenue from Marketplace Spend Fees represents our net margins received on this business, which averaged approximately 12% and 37% for the three months ended September 30, 2018 and 2017, respectively. We expect to see continued increases in total Marketplace Spend Fees revenue and improved margins due to the addition of the TapInfluence platform as well as continued organic growth related to the IZEAx platform.

License Fees revenue is generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapIfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own sponsored social advertising campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased significantly during the three months ended September 30, 2018 to $485,651, primarily as a result of the business acquired in the merger with TapInfluence, compared to $9,353 in the same period of the prior year.

Legacy Workflow revenue represent transactions through the Ebyline platform, which is declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Legacy Workflow transactions decreased to $48,409 for the three months ended September 30, 2018, compared to $55,297 for same period in 2017. With the addition of TapInfluence and its SaaS revenue model, the Company has shifted its focus away from content related to newspapers and traditional publishers, and expects Legacy Workflow revenue to continue to decline going forward.

Other revenue consists of other fees generated from partners using the platforms, such as inactivity fees and affiliate fees, which did not have a significant effect on our operations for the three months ended September 30, 2018 and 2017.

Gross Billings by Segment

Company management evaluates its operations and makes strategic decisions based, in part, on gross billings from its two operating segments, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts earned from our customers for the services we performed, or the amounts charged to our customers for their self-service purchase of goods and services on our platforms. This is the amount of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services which are netted against revenue for GAAP reporting purposes. Managed Services gross billings is the same as revenue being reported on a GAAP basis as there is no requirement to net the revenue against costs of revenue. SaaS Services consists of gross billings generated by the self-service use of the Company's technology platforms by marketers to manage their own content workflow and sponsored social campaigns, as well as license subscriptions to access the IZEAx and TapInfluence platforms, which includes license fees and marketplace spend fees.

Gross billings for Marketplace Spend Fees differs from revenue reported in our consolidated statements of operations, which is presented net of the amounts we pay to our third-party creators providing the content or sponsorship services. Gross billings for all other revenue equals the revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings that we are able to retain after payments to our creators. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flow. We invoice our customers based on our services performed or based on their self-service transactions plus our fee. Then we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to the time of payment to our creators, we could experience large swings in our cash flows. Finally, gross billings allows us to evaluate our transaction totals on an equal basis in order for us to see our contribution margins by revenue type so that we can better understand where we should be allocating our resources.

Gross billings for our SaaS Services segment were $3,677,135 for the three months ended September 30, 2018, an increase of $3,608,919 compared to the same period in 2017. The increase was primarily due to the addition of TapInfluence in July 2018, accounting for approximately $3.5 million of billings during the third quarter of 2018. Our merger with TapInfluence is expected to have a continuing significant positive impact on our future gross billings in this segment as we build on the significant marketer base obtained as a result of the merger, offset by the phasing out of our Legacy Workflow activity. Refer to the below section titled "Non-GAAP Financial Measures" for a reconciliation of gross billings to a GAAP measure.

Net Bookings

Net bookings is a measure of sales orders received minus any cancellations or adjustments in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. Net bookings can be affected by, among other things, cancellations or changes to orders that occur in future periods. Reductions in net bookings or changes in the expected timing of delivery for services due to delays and customer preferences or other considerations may result in fluctuations in expected future revenue. Net bookings related to our Managed Services were approximately $4.7 million in the three months ended September 30, 2018 compared to $6.7 million in the three months ended September 30, 2017.

The decrease in net bookings is the result of a decreasing new opportunity pipeline (defined as the measure of the total dollar amount of sales opportunities represented by proposals with potential customers) in the first through third quarters of 2017, which impacts bookings and revenue on a trailing basis. In addition to reduced overall pipeline activity, there was also a higher concentration of larger opportunities in the pipeline during this period, thereby increasing our reliance on a smaller number of clients and campaigns. In the fourth quarter of 2017 through the second quarter of 2018, we saw a number of larger clients reduce, shift, or eliminate their spending compared to prior years, which has significantly reduced our 2018 results. Year-over-year new opportunity pipeline growth began to return in the fourth quarter of 2017 and has continued in the first through third quarters of 2018. The Company has seen a positive effect from this pipeline growth, and increased bookings in the third quarter of 2018 compared to the second quarter, with revenue recognition trailing bookings. We anticipate lower year-over-year revenues from Managed Services when compared to prior years for the remainder of 2018, but increased revenues from Marketplace Spend Fees and License Fees and Other revenue due to additional SaaS customers licensing and the utilization of our platforms for marketplace spending.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2018 decreased by $905,160, or approximately 27%, compared to the same period in 2017. Cost of revenue as a percentage of revenue decreased from 47% in 2017 to 41% in 2018. Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide custom content and advertising and our internal personnel costs for the personnel who are primarily responsible for fulfillment of our obligations under our contracts for Managed Services. Overall increase in cost of revenue was primarily driven by the addition of Marketplace Spend Fee activity acquired through the Company's merger with TapInfluence in July 2018. Our direct costs related to third-party creators are variable with the revenue they generate. The direct costs decreased to 39% of revenues for Managed Services during the three months ended September 30, 2018 compared to 99% for the same period in 2017. Our internal fulfillment costs are mostly fixed and do not track directly to the revenue that is produced during the period. As a result, as Managed Services revenue fell, our internal fulfillment costs increased to 12% of revenues for Managed Services during the three months ended September 30, 2018 compared to 9% for the same period in 2017.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 decreased by $158,843, or approximately 9%, compared to the same period in 2017. The number of our sales, marketing and support personnel and contractors declined by 8% compared to the prior year period, which along with the decrease in variable compensation linked with sales performance, contributed to a reduction of approximately $248,000 in sales and marketing payroll and personnel-related expenses. Marketing costs increased by approximately $29,000 during the three months ended September 30, 2018 compared to the same period in 2017, due to our State of the Creator Economy survey which was produced and distributed during 2018 as an update to our latest report produced at the end of 2016. This survey provides key insight and sales resources for our internal team and customers.

General and Administrative

General and administrative expense for the three months ended September 30, 2018 increased by $387,677, or approximately 17% compared to the same period in 2017. The increase was primarily attributable to an accrual for estimated legal expenses of $500,000 offset by overall reduction in operating costs and change in our acquisition cost liability estimate related to the ZenContent acquisition in July 2016.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments were subject to a downward adjustment of up to 30% if ZenContent’s co-founder was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its remaining guaranteed acquisition cost liability and its estimated contingent performance payments by 30% to be accrued as compensation expense over the three-year term rather than allocated to the purchase price. The compensation expense recorded as general and administrative expense and accrued to the guaranteed portion of acquisition cost liability during the three months ended September 30, 2018 and 2017 was $5,209 and $28,125, respectively.

Based on the July 2018 amendment to the ZenContent Stock Purchase Agreement, as further described in Note 2 to our financial statements, which resulted in a future fixed amount for the contingent performance payments, we determined that the current fair value of the $2,500,000 contingent performance payments for ZenContent was $88,055 as of September 30, 2018 compared to $96,998 as of June 30, 2018. Therefore, we recorded a $875 decrease in the fair value of the contingent performance payments during the three months ended September 30, 2018, which was allocated as a decrease in compensation expense.

During the three months ended September 30, 2017, we recorded a $165,583 increase in the fair value of the contingent performance payments when the estimated fair value increased from the estimate of $342,861 as of June 30, 2017 to $508,444 as of September 30, 2017. Of this amount, $47,583 was allocated as an increase in compensation expense and $118,000 was allocated as an increase in the fair value of the contingent performance payments.

The total change in our acquisition cost liability related to both the guaranteed and contingent performance payments noted above was a decrease of $6,084 and an increase of $193,708 for the three months ended September 30, 2018 and 2017, respectively, thus contributing $199,792 to the increase between periods in general and administrative expense.

Professional fees increased approximately $488,000 during the three months ended September 30, 2018 as compared to the prior year period primarily due to our acquisition activities and an accrual of $500,000 for estimated legal expenses. Contractor expense increase approximately $175,000, primarily related to increased needs for external engineering contractors. These increased costs were offset by reductions in general and administrative expense due to lower payroll, stock compensation, and personnel related expenses of approximately $39,000 and capitalization of software development costs of $229,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2018 decreased by $4,291, or approximately 1%, compared to the same period in 2017.

Depreciation and amortization expense on property and equipment was $55,034 and $50,168 for the three months ended September 30, 2018 and 2017, respectively.

Our amortization expense was $315,640 and $324,797 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $242,018 and $247,907 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense on our intangible acquisition assets will increase significantly as a result of the TapInfluence merger completed in July 2018, offset by assets that have become fully amortized related to prior acquisitions. Amortization expense related to internal use software development costs was $73,622 and $76,890 for the three months ended September 30, 2018 and 2017, respectively, related to our previous development of our current IZEAx platform.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense increased by $75,394 to $90,452 during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to higher interest rates and higher amounts outstanding on our credit facility in 2018.

We recorded income of $0 and $45,160 resulting from the change in the fair value of derivatives during the three months ended September 30, 2018 and 2017, respectively.

The $25,173 increase in other income (expense) between the periods is the result of the net value of cryptocurrency we received from our cryptocurrency mining operations of approximately $7,000 as well as currency exchange changes related to our Canadian transactions during the three months ended September 30, 2018 and 2017.

Net Loss

Net loss for the three months ended September 30, 2018 was $1,332,829, which increased from a net loss of $558,805 for the same period in 2017.  The increase in net loss was primarily the result of reduced revenue as discussed above.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table sets forth a summary of our consolidated statements of operations and the percentage of change between the periods:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$13,798,342	$17,637,264	$(3,838,922)	(22)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	6,490,906	8,354,385	(1,863,479)	(22)%
Sales and marketing	5,065,457	6,008,526	(943,069)	(16)%
General and administrative	6,285,810	6,925,589	(639,779)	(9)%
Depreciation and amortization	846,820	1,095,831	(249,011)	(23)%
Total costs and expenses	18,688,993	22,384,331	(3,695,338)	(17)%
Loss from operations	(4,890,651)	(4,747,067)	(143,584)	3%
Other income (expense):
Interest expense	(147,166)	(45,406)	(101,760)	224%
Change in fair value of derivatives, net	(11,794)	36,122	(47,916)	(133)%
Other income, net	23,907	31,728	(7,821)	(25)%
Total other income (expense), net	(135,053)	22,444	(157,497)	(702)%
Net loss	$(5,025,704)	$(4,724,623)	$(301,081)	6%

Revenue

The following table illustrates our revenue by type, the percentage of total revenue by type, and the percentage of change between the periods:

	Nine Months Ended
	September 30, 2018		September 30, 2017		$ Change	% Change
Managed Services	$12,660,949	92%	$17,274,314	98%	$(4,613,365)	(27)%
Marketplace Spend Fees, net	388,492	3%	45,708	—%	342,784	750%
License Fees	538,262	4%	64,491	—%	473,771	735%
Legacy Workflow, net	164,994	1%	227,441	2%	(62,447)	(27)%
Other	45,645	—%	$25,310	—%	20,335	80%
Total Revenue by type	$13,798,342	100%	$17,637,264	100%	$(3,838,922)	(22)%

Revenues for the nine months ended September 30, 2018 decreased by $3,838,922, or approximately 22%, compared to the same period in 2017.

We have invested the majority of our time and resources in our Managed Services, which generates the majority of our revenue. Our acquisitions of Ebyline, ZenContent, and TapInfluence have allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns. In particular, our merger with TapInfluence provides an immediate increase of market share of the marketplace spend and licensed SaaS revenue business, and enables us to scale more quickly in this space.

Managed Services revenue declined due to lower initial annual commitments from some of our larger customers for their 2018 advertising spends, along with a decrease in the number of smaller customers running short-term campaigns. Net bookings related to Managed Services were $14.4 million in the nine months ended September 30, 2018 compared to $18.5 million in the nine months ended September 30, 2017. The decrease in net bookings is the result of a decreasing new opportunity pipeline in the first through third quarters of 2017, which impacts bookings and revenue on a trailing basis. Although our annual revenue has historically increased since inception, we have seen a year-over-year decrease in revenue in the first three quarters of 2018 and believe revenue related to our Managed Services will also be down year-over-year in the fourth quarter of 2018 based on these lower net bookings as they translate into future revenue.

The revenue reported in 2017 is being reported pursuant to the previous GAAP reporting standards under ASC 605 while the revenue reported in 2018 is being reported pursuant to ASC 606. We adopted the new standards under the modified retrospective approach whereby we were not required to recalculate the revenue at each prior year reporting period. Changes between the standards results in timing differences on how revenue is recognized. As discussed in Note 8 under Item 1 of this Quarterly Report, the change in standards resulted in a revenue decrease of $29,405 between the periods.

Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence platforms on a SaaS basis to distribute content for marketing and sponsored social advertising campaigns. This also includes revenue from the Company's Ebyline platform ("Legacy Workflow"). Revenue from Marketplace Spend Fees increased by $342,784, or approximately 750%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily as a result of the Company's merger with TapInfluence, which accounted for approximately $363,764 of the consolidated Marketplace Spend Fees revenue for the period. Self-service use for transactions on the Ebyline platform is declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Marketplace Spend Fees represents our net margins received on this business, which averaged approximately 12% and 40% for the nine months ended September 30, 2018 and 2017, respectively. We expect to see continued increases in total Marketplace Spend Fees revenue, and improved margins, compared to prior year levels due to the addition of the TapInfluence platform, as well as expected organic growth related to the IZEAx platform.

License Fees revenue is generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapIfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own sponsored social advertising campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased significantly during the nine months ended September 30, 2018 to $538,262, primarily as a result of the merger with TapInfluence, compared to $64,491 in the same period of the prior year.

Legacy Workflow revenue represents transactions through the Ebyline platform, which is declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Legacy Workflow transactions decreased to $164,994 for the nine months ended September 30, 2018, compared to $227,442 for same period in 2017. With the addition of TapInfluence and its SaaS revenue model, the Company has shifted its focus away from content related to newspapers and traditional publishers, and expects Legacy Workflow revenue to continue to decline going forward.

Other revenue consists of other fees generated from partners using the platforms, such as inactivity fees and affiliate fees, which did not have a significant effect on our operations for the nine months ended September 30, 2018 and 2017.

Gross Billings by Segment

Company management evaluates its operations and makes strategic decisions based, in part, on gross billings from its two operating segments, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts earned from our customers for the services we performed, or the amounts charged to our customers for their self-service purchase of goods and services on our platforms. This is the amount of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services which are netted against revenue for GAAP reporting purposes. Managed Services gross billings is the same as revenue being reported on a GAAP basis as there is no requirement to net the revenue against costs of revenue. SaaS Services consists of gross billings generated by the self-service use of the Company's technology platforms by marketers to manage their own content workflow and sponsored social campaigns, as well as license subscriptions to access the IZEAx and TapInfluence platforms, which includes license fees and marketplace spend fees.

Gross billings for Marketplace Spend Fees differs from revenue reported in our consolidated statements of operations, which is presented net of the amounts we pay to our third-party creators providing the content or sponsorship services. Gross billings for all other revenue equals the revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings that we are able to retain after payments to our creators. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flow. We invoice our customers based on our services performed or based on their self-service transactions plus our fee. Then we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to the time of payment to our creators, we could experience large swings in our cash flows. Finally, gross billings allows us to evaluate our transaction totals on an equal basis in order for us to see our contribution margins by revenue type so that we can better understand where we should be allocating our resources.

Gross billings for our SaaS Services segment were $3,787,789 for the nine months ended September 30, 2018, an increase of $3,608,748 compared to the same period in 2017. The increase was primarily due to the addition of TapInfluence in July 2018, accounting for approximately $3.5 million of billings for the nine months ended 2018. Our merger with TapInfluence is expected to have a continuing significant positive impact on our future gross billings in this segment as we build on the significant marketer base obtained as a result of the merger, offset by the phasing out of our Legacy Workflow activity. Refer to the below section titled "Non-GAAP Financial Measures" for a reconciliation of gross billings to a GAAP measure.

Net Bookings

Net bookings is a measure of sales orders received minus any cancellations or adjustments in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. Net bookings can be affected by, among other things, cancellations or changes to orders that occur in future periods. Reductions in net bookings or changes in the expected timing of delivery for services due to delays and customer preferences or other considerations may result in fluctuations in expected future revenue. Net bookings related to our Managed Services were approximately $12.8 million in the nine months ended September 30, 2018 compared to $18.5 million in the nine months ended September 30, 2017.

The decrease in net bookings is the result of a decreasing new opportunity pipeline (defined as the measure of the total dollar amount of sales opportunities represented by proposals with potential customers) in the first through third quarters of 2017, which impacts bookings and revenue on a trailing basis. In addition to reduced overall pipeline activity, there was also a higher concentration of larger opportunities in the pipeline during this period, thereby increasing our reliance on a smaller number of clients and campaigns. In the fourth quarter of 2017 through the second quarter of 2018, we saw a number of larger clients reduce, shift, or eliminate their spending compared to prior years, which has significantly reduced our 2018 results. Year-over-year new opportunity pipeline growth began to return in the fourth quarter of 2017 and has continued in the first through third quarters of 2018. The Company has seen a positive effect from this pipeline growth, and increased bookings in the third quarter of 2018 compared to the second quarter, with revenue recognition trailing bookings. We anticipate lower year-over-year revenues from Managed Services when compared to prior years for the remainder of 2018, but increased revenues from Marketplace Spend Fees and License Fees and Other revenue due to additional SaaS customers licensing and the utilization of our platforms for marketplace spending.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2018 decreased by $1,863,479, or approximately 22%, compared to the same period in 2017.  Cost of revenue as a percentage of revenue remained level at approximately 47% for both periods. Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide custom content and advertising and our internal personnel costs for those primarily responsible for fulfillment of our obligations under our Managed Services. Our direct costs related to third-party creators are variable with the revenue they generate and these remained consistent at approximately 39% of revenue for Managed Services in 2018 and 2017. Our internal fulfillment costs are mostly fixed and do not track directly to the revenue that is produced during the period. As a result, as Managed Services revenue fell, our internal fulfillment costs increased to 13% of revenues for Managed Services during the nine months ended September 30, 2018 compared to 10% for the same period in 2017.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2018 decreased by $943,069, or approximately 16%, compared to the same period in 2017.  In February 2017, we held our IZEAFest Conference for marketers and creators. This event was not repeated in 2018 and the non-recurrence of this event contributed to a reduction in our public relations expense of approximately $480,000. Our sales, marketing and support personnel declined by 8%, which along with the decrease in variable compensation linked with sales performance, contributed to a reduction of approximately $870,000 in sales and marketing payroll and personnel related expenses. Marketing costs increased by approximately $181,000 during the nine months ended September 30, 2018 compared to the same period in 2017, due to our State of the Creator Economy survey which was produced and distributed during 2018 as an update to our latest report produced at the end of 2016. This survey provides key insight and sales resources for our internal team and customers.

General and Administrative

General and administrative expense for the nine months ended September 30, 2018 decreased by $639,779, or approximately 9%, compared to the same period in 2017. The decrease was primarily attributable to an overall reduction in operating costs and the change in our acquisition cost liability estimate related to the ZenContent acquisition in July 2016, offset by the accrual of estimated legal expenses of $500,000.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent, Inc. for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments were subject to downward adjustment of up to 30% if ZenContent’s co-founder was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its remaining guaranteed acquisition cost liability and its estimated contingent performance payments by 30% to be accrued as compensation expense over the three-year term rather than allocated to the purchase price. The compensation expense recorded as general and administrative expense and accrued to the guaranteed portion of acquisition cost liability during the nine months ended September 30, 2018 and 2017 was $28,125 and $151,042, respectively.

Based on the July 2018 amendment to the ZenContent Stock Purchase Agreement, as further described in Note 2 to our financial statements, which resulted in a future fixed amount for the contingent performance payments, we determined that the current fair value of the $2,500,000 contingent performance payments for ZenContent was $88,055 as of September 30, 2018 compared to $744,510 as of December 31, 2017. Therefore, we recorded a $646,637 decrease in the fair value of the contingent performance payments during the nine months ended September 30, 2018. Of this amount, $160,890 was allocated as a decrease in compensation expense and $485,747 was allocated as a decrease in the fair value of the contingent performance payments.

During the nine months ended September 30, 2017, we recorded a $184,444 increase in the fair value of the contingent performance payments when the estimated fair value increased from the estimate of $324,000 as of December 31, 2017 to $342,861 as of September 30, 2017. Of this amount, $122,444 was allocated as an increase in compensation expense and $62,000 was allocated as a increase in the fair value of the contingent performance payments.

The total change in our acquisition cost liability related to both the guaranteed and contingent performance payments noted above was a decrease of $618,512 and an increase of $335,486 for the nine months ended September 30, 2018 and 2017, respectively, thus contributing $953,998 to the decrease between periods in general and administrative expense.

The remaining decrease in general and administrative expense was due to (i) lower payroll, stock compensation, and personnel-related expenses of approximately $561,000 due to lower commissions and bonus amounts accrued and lower stock expense on vested options in 2018, (ii) capitalization of software development costs of $401,000, and (iii) decreased investor relations costs of approximately $17,000 due to the non-renewal of our investor relations firm agreement in May 2017. Legal and accounting fees increased approximately $604,000 during the nine months ended September 30, 2018 as compared to the prior year period due our acquisition activities, additional procedures related to revised statements and implementation of ASC 606 in our public filings, and an accrual of $500,000 for estimated legal expenses.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2018 decreased by $249,011, or approximately 23%, compared to the same period in 2017.

Depreciation and amortization expense on property and equipment was $167,900 and $163,597 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense increased in 2018 due to acquisition of cryptocurrency mining equipment, acquired assets from TapInfluence, and minimal increases in our property and equipment, offset by certain assets becoming fully depreciated.

Our amortization expense was $678,920 and $932,234 for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $458,054 and $747,720 for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense on our intangible acquisition assets is declined through July 2018 as several of the items completed the amortization period for their useful lives, with offsetting increase starting in late July for the newly acquired TapInfluence intangible assets. Amortization expense related to internal use software development costs was $220,866 and $184,514 for the nine months ended September 30, 2018 and 2017, respectively, and is increasing as we continue to amortize costs associated with the development our current IZEAx platform.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense increased by $101,760 to $147,166 during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to higher interest rates and higher amounts outstanding on our credit facility in 2018.

We recorded expense of $11,794 and income of $36,122 resulting from the change in the fair value of restricted stock during the nine months ended September 30, 2018 and 2017, respectively.

The $7,821 increase in other income (expense) between the periods is the result of the net value of cryptocurrency we received from our cryptocurrency mining operations during the nine months ended September 30, 2018 of approximately $24,000 offset by currency exchange losses related to our Canadian transactions during the nine months ended September 30, 2018 and 2017.

Net Loss

Net loss for the nine months ended September 30, 2018 was $5,025,704, a $301,081 increase over the net loss of $4,724,623 for the same period in 2017.  The increase in net loss was primarily the result of reduced revenues as discussed above.

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

Gross billings for Marketplace Spend Fees differs from revenue reported in our consolidated statements of operations, which is presented net of the amounts we pay to our third-party creators providing the content or sponsorship services. Gross billings for all other revenue equals the revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings that we are able to retain after payments to our creators. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flow. We invoice our customers based on our services performed or based on their self-service transactions plus our fee. Then we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to the time of payment to our creators, we could experience large swings in our cash flows. Finally, gross billings allows us to evaluate our transaction totals on an equal basis in order for us to see our contribution margins by revenue type so that we can better understand where we should be allocating our resources.

The following table sets forth a reconciliation from the GAAP measurement of Revenue to our non-GAAP financial measure of gross billings and the percentage change between the periods:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$5,780,941	$7,089,855	$(1,308,914)	(18)%
Plus transaction costs for third-party creators (1)	3,437,372	1,064,818	2,372,554	223%
Gross billings	$9,218,313	$8,154,673	$1,063,640	13%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$13,798,342	$17,637,264	$(3,838,922)	(22)%
Plus transaction costs for third-party creators (1)	5,031,875	3,700,137	1,331,738	36%
Gross billings	$18,830,217	$21,337,401	$(2,507,184)	(27)%
(1) Transaction costs related to third-party creators for services provided for the Marketplace Spend Fees portion of our revenue reported on a net basis for GAAP.

The following table sets forth our gross billings by revenue type, the percentage of total gross billings by revenue type, and the percentage of change between the periods:

	Three Months Ended
	September 30, 2018		September 30, 2017		$ Change	% Change
Managed Services	$4,859,435	53%	$6,997,390	86%	$(2,137,955)	(31)%
Marketplace Spend Fees	3,191,484	35%	58,863	1%	3,132,621	5,322%
License Fees	485,651	5%	9,353	—%	476,298	5,092%
Legacy Workflow	673,065	7%	1,082,932	13%	(409,867)	(38)%
Other	8,678	—%	6,135	—%	2,543	41%
Total gross billings	$9,218,313	100%	$8,154,673	100%	$1,063,640	13%

	Nine Months Ended
	September 30, 2018		September 30, 2017		$ Change	% Change
Managed Services	$12,660,949	67%	$17,274,314	81%	$(4,613,365)	(27)%
Marketplace Spend Fees	3,249,527	17%	114,550	1%	3,134,977	2,737%
License Fees	538,262	3%	64,491	—%	473,771	735%
Legacy Workflow	2,335,834	13%	3,858,736	18%	(1,522,902)	(39)%
Other	45,645	—%	25,310	—%	20,335	80%
Total gross billings	$18,830,217	100%	$21,337,401	100%	$(2,507,184)	(12)%

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

The following table sets forth a reconciliation from the GAAP measurement of Operating Expenses to our non-GAAP financial measure of Cash Opex and Cash Opex as a percentage of revenue for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total costs and expenses	$7,042,453	$7,723,070	$18,688,993	$22,384,331
Less:
Non-cash stock-based compensation	118,410	182,796	468,042	509,642
Non-cash stock issued for payment of services	31,244	60,074	93,734	143,536
(Gain) loss on disposal of equipment	6,642	(1,775)	5,242	(5,462)
(Gain) loss on settlement of acquisition costs payable	(84,938)	—	(84,938)	(10,491)
Increase (decrease) in value of acquisition costs payable	6,084	193,708	(618,512)	335,486
Legal expense accrual	500,000	—	500,000	—
Depreciation and amortization	370,674	374,965	846,820	1,095,831
Total excluded expenses	948,116	809,768	1,210,388	2,068,542

Cash Opex	$6,094,337	$6,913,302	$17,478,605	$20,315,789

Revenue	$5,780,941	$7,089,855	$13,798,342	$17,637,264
Cash Opex / Revenue	105%	98%	127%	115%

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,332,829)	$(558,805)	$(5,025,704)	$(4,724,623)
Non-cash stock-based compensation	118,410	182,796	468,042	509,642
Non-cash stock issued for payment of services	31,244	60,074	93,734	143,536
(Gain) loss on disposal of equipment	6,642	(1,775)	5,242	(5,462)
(Gain) loss on settlement of acquisition costs payable	(84,938)	—	(84,938)	(10,491)
Increase (decrease) in value of acquisition costs payable	6,084	193,708	(618,512)	335,486
Legal expense accrual	500,000	—	500,000	—
Depreciation and amortization	370,674	374,965	846,820	1,095,831
Interest expense	90,452	15,058	147,166	45,406
Change in fair value of derivatives	—	(45,160)	11,794	(36,122)
Adjusted EBITDA	$(294,261)	$220,861	$(3,656,356)	$(2,646,797)

Revenue	$5,780,941	$7,089,855	$13,798,342	$17,637,264
Adjusted EBITDA as a % of Revenue	(5)%	3%	(26)%	(15)%

Liquidity and Capital Resources

We had cash and cash equivalents of $3,864,676 as of September 30, 2018 as compared to $3,906,797 as of December 31, 2017, a decrease of $42,121, primarily due to the funding of our operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $52,401,946 at September 30, 2018.  To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $4,157,786 during the nine months ended September 30, 2018 and is the result of expenses exceeding our revenues. Cash used for investing activities was $638,655 during the nine months ended September 30, 2018 due to internal costs related to the development of our proprietary software and purchases of computer and office equipment. Cash provided by financing activities during the nine months ended September 30, 2018 was $4,754,320, which consisted primarily of net proceeds received from our public securities offerings during the quarter ended September 30, 2018.

On July 26, 2018, we completed our merger with TapInfluence. Pursuant to the merger agreement, we will pay TapInfluence stockholders an additional $4,500,000 in the form of cash, common stock or a combination thereof, at our option, in two installments - $1,000,000 six months after the closing date and $3,500,000 twelve months after the closing date of the merger.

On July 30, 2018, we paid $333,333 for the second annual installment due under ZenContent Stock Purchase Agreement. Of this amount $111,111 was paid in cash and $222,222 was paid using 98,765 shares of our common stock valued at $2.25 per share using a thirty (30) trading day volume-weighted average closing price as reported by the NASDAQ Capital Market prior to the issuance date. On July 30, 2019, we will be required to make the third and final annual installment payment of $333,334 in the form of either cash or additional shares of our common stock (determined at our option) as long as at least a minimum of 33% is paid in the form of cash. We are also required to pay contingent performance payments of $90,000 pursuant to the ZenContent Stock Purchase Agreement, as amended, $45,000 of which was due and paid in cash on November 1, 2018, and $45,000 in cash or stock, at our option, due on November 1, 2019.

We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA's merger with TapInfluence, Inc., the Company entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence, Inc. as an additional borrower on the credit facility. As of September 30, 2018, we had $1,733,420 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $3,266,580 under the agreement as of September 30, 2018.

Additionally, on July 2, 2018 and September 21, 2018, we completed two separate underwritten public offerings for the sale of 3,556,000 and 1,407,333 shares of our common stock at a public offering price of $1.00 and $1.50 per share, respectively. The net proceeds for all shares sold by us in the public offerings were approximately $4.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

With the cash on hand after our 2018 financings and the expected additional revenue potential and operational efficiencies after our merger with TapInfluence in July 2018, along with our available credit line with Western Alliance Bank, we expect to have sufficient cash reserves and financing sources available to cover expenses at least through the third quarter of 2019, although this is dependent, in part, upon a continued upward trend towards profitability from operations. However, we do not currently have enough cash to pay our future obligations relating to our acquisitions of ZenContent and TapInfluence obligations as they become due in January 2019 and July 2019. We intend to rely on our ability to issue shares of our common stock as payment, but if we are limited in our ability to issue shares, cannot raise additional cash through our operations, borrowing on our credit facilities, or through a sale of our equity or equity linked securities to pay for these future obligations, we will need to significantly slow or pause our business activities and reduce expenses until such time as we are able to raise additional capital or perhaps even cease the operation of our business.

We are currently exploring potential financing options that may be available to us. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, or do not attain profitability through operations, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements accompanying this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The preparation of the accompanying consolidated financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, tax positions and stock-based compensation. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity” or "assignment," defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on the uncollectible portion of the account. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. We perform credit evaluations of our customers but generally do not require collateral to support accounts receivable. We determine the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $317,190 for doubtful accounts as of September 30, 2018. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2018 and 2017.

Software Development Costs and Acquired Intangible Software

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. As a result, we have capitalized $2,048,278 to software development costs in the consolidated balance sheet as of September 30, 2018. We also acquired additional proprietary software platforms valued at $530,000 during our acquisitions of Ebyline and ZenContent. These costs are reflected as intangible assets in the consolidated balance sheet as of September 30, 2018. We do not transfer ownership of our software to third parties. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features under depreciation and amortization expense in the consolidated statements of operations.

Revenue Recognition

We derive our revenue from providing content services or managing advertising campaigns for its customers, as well as from making our platforms available to allow customers the ability to purchase content directly from our creators, and to self-manage their own campaigns. Managed Services is when a marketer (typically a brand, agency or partner) contracts IZEA to provide custom content, influencer marketing, amplification or other consulting services. Marketplace Spend Fees are fees charged to self-service customers on their marketplace spend within the Company's platforms. License Fees consist of fees charged to access the IZEAx, Ebyline, and TapInfluence technology platforms. Other Fees are generated from various service fees charged to users of the Company's platforms.

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

We maintain separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specifies the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with us to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. We assess collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. The allocation of the transaction price to the performance obligations in the contract is based on a cost plus methodology.

For Managed Services, we enter into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer's brand and they purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that may range from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. We view our obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as we have no alternative for the custom content and we have an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on our evaluations, revenue from Managed Services is reported on a gross basis, because we have the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. We take on the risk of payment to any third-party creators and establish the contract price directly with our customers based on the services requested in the statement of work.

For Marketplace Spend services, the self-service customer instructs creators found through the Company's platforms to provide and/or distribute custom content for an agreed upon transaction fee. The Company's platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on the Company's evaluations, Marketplace Spend Fee revenue is reported on a net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform, and are typically recognized upon publishing or purchase of the marketplace spend by the creator and verification of the publishing by the marketer.

License Fee revenue is generated through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.

Other Fee revenue is generated when fees are charged to customers primarily related to monthly plan fees, inactivity fees, and early cash-out fees. Plan fees are recognized within the month they relate to, and inactivity and early cash-out fees are recognized at a point in time when the account is deemed inactive or a cash-out below certain minimum thresholds is requested.

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
The following table shows the number of options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the year ended December 31, 2017 and the nine months ended September 30, 2018:

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2017	141,246	$3.49	6.0 years	50.16%	2.06%	$1.76
September 30, 2018	98,359	$1.71	6.0 years	63.40%	2.77%	$0.96

There were outstanding options to purchase 1,066,049 shares with a weighted average exercise price of $5.59 per share, of which options to purchase 788,036 shares were exercisable with a weighted average exercise price of $6.24 per share as of September 30, 2018.   The intrinsic value on outstanding options as of September 30, 2018 was $31,009. The intrinsic value on exercisable options as of September 30, 2018 was $466.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018.  Based on that evaluation our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to a previously disclosed material weakness in internal control over financial reporting as discussed below. This material weakness was identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
We identified the following material weakness in the operation of our internal control over financial reporting: we did not maintain effective controls concerning our presentation of revenue related to certain aspects of our statement of operations. Specifically, we determined that for certain historical periods, revenue from Content Workflow services (also referred to as Marketplace Spend and Legacy Workflow services) should have been reported on a net transaction basis where the cost of the Content Workflow revenues should be netted against the revenue generated from the transactions. In addition, we determined that cost of revenue related to our Managed Services only included the direct cost of the content that was being purchased by our customers, and did not appropriately include the cost of our internal personnel responsible for fulfilling these services. We historically considered and reported the cost of our campaign fulfillment personnel as part of our sales and marketing expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for the Company. The Company has been named as a nominal defendant. The plaintiff seeks to recover damages on behalf of the company for purported breaches of the individual defendants' fiduciary duties as directors and/or officers of the Company, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law.
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed under "Note 5, Commitments & Contingencies" and "Note 10, Subsequent Events" to the financial statements included with this Quarterly Report on Form 10-Q, we are currently not aware of any other legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $52,401,946 as of September 30, 2018.  For the nine months ended September 30, 2018, we had a net loss of $5,025,704, including a $4,890,651 loss from operations and we expect to incur a net loss for the fiscal year 2018.

We have seen a year-over-year decrease in revenue in the three quarters of 2018 and believe revenue related to our Managed Services in the fourth quarter of 2018 will also reflect a decrease year-over-year. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. Therefore, we may need to develop a plan to raise additional capital or make further reductions in our operating expenses in order to achieve profitability.

We have raised and will need to raise additional capital to meet our business requirements and purchase obligations in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. Our cash balance as of September 30, 2018 was $3,864,676. On July 2, 2018 and September 21, 2018, we completed two separate underwritten public offerings for the sale of 3,556,000 and 1,407,333 shares of our common stock at a public offering price of $1.00 and $1.50 per share, respectively. The net proceeds for all shares sold by us in the public offerings were approximately $5.0 million after deducting underwriting discounts and commissions and estimated offering expenses. However, we expect additional financing transactions will be necessary to meet our business requirements and purchase obligations.

We have seen a year-over-year decrease in revenue in the first three quarters of 2018 and believe revenue from Managed Services will also decrease year-over-year in the fourth quarter of 2018 due to the lower bookings received in the fourth quarter of 2017 through the third quarter of 2018. Our revenue results from numerous individual one-time orders, which we cannot predict with reasonable certainty. If our annual revenue continues to decline from prior year levels at a rate similar to or greater than the decline in the first three quarters of 2018 and future commitments do not increase, we will need additional financing to maintain and expand our business. Such financing may not be available on favorable terms, if at all. Any additional capital raised through the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

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

We have future purchase obligations related to our acquisitions of ZenContent in July 2016 and TapInfluence in July 2018. We are obligated to make certain deferred payments of the respective purchase prices of those acquisitions, which may be made in common stock at our election. We do not have enough cash to cover these current obligations and intend to rely on our ability to issue shares of our common stock as payment, our ability to raise additional capital through the sale of equity or equity linked securities, or our ability to utilize or secure other debt financing to pay for our current obligations. The issuance of a substantial number of shares of our common stock to the former stockholders of TapInfluence or ZenContent or the perception that such issuances may occur could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration. In addition, such issuance would dilute your percentage of ownership of our common stock.

Additionally, in order to finance these purchase obligations with issuances of our common stock, we are seeking stockholder approval under Nasdaq Marketplace Rules. However, we may not be successful in obtaining such stockholder approval, in which case we may need to seek alternative sources of financing.

We have been named as a defendant in securities class action and shareholder derivative lawsuits. This litigation, and any other similar or related claims or investigations, could result in substantial damages and cost and may divert management’s time and attention from our business.
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

On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for IZEA. IZEA has been named as a nominal defendant. The plaintiff seeks to recover damages on behalf of the company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims.

Additionally, on October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for IZEA.  IZEA has been named as a nominal defendant.  An amended complaint was filed on October 31, 2018. The plaintiff seeks to recover damages on behalf of the company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, and gross mismanagement, and under federal securities laws. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims.

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

There can be no assurance that any litigation to which we are, or in the future may become, a party will be resolved in our favor. These lawsuits and any other lawsuits that we may become party to are subject to inherent uncertainties, and the costs to us of defending litigation matters will depend upon many unknown factors. Any claim that is successfully decided against us may require us to pay substantial damages, including punitive damages, and other related fees. We may also determine that a settlement of one or more of the actions is in the best interest of the company and its shareholders.
Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are or may become a party will likely be expensive and time consuming to defend or resolve.

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of November 12, 2018, we had 12,073,031 shares of common stock issued, outstanding stock options to purchase 1,017,336 shares of our common stock at an average exercise price of $5.51 per share, and outstanding warrants to purchase 414,036 shares of our common stock at an average exercise price of $8.57 per share.

We also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 298,927 shares of common stock under our May 2011 Equity Incentive Plan and 22,405 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to our obligations under the stock purchase agreements in connection with our ZenContent and TapInfluence acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, and the issuance of new shares of common stock for past acquisition obligations, shares of common stock issued as consideration in future acquisitions, and shares of common stock issued in future equity offerings will dilute the percentage ownership of our stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of securities during the period covered by this Form 10-Q that have not been previously reported in a current report on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable.

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

3.1
Articles of Merger, filed with the Secretary of State of the State of Nevada effective August 20, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 23, 2018).

10.1
Amendment No. 1 to Stock Purchase Agreement, dated as of October 21, 2016, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018).

10.2
Amendment No. 2 to Stock Purchase Agreement, dated as of July 17, 2018, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018).

10.3
Employment Agreement between IZEA, Inc. and Michael Heald effective August 15, 2018 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018).

10.4	*	Business Financing Modification Agreement and Consent, dated as of August 30, 2018, by and among IZEA Worldwide, Inc., Ebyline, Inc., TapInfluence, Inc. and Western Alliance Bank.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)
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

IZEA Worldwide, Inc. a Nevada corporation

November 14, 2018	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2018	By:	/s/ Michael R. Heald
Michael R. Heald Chief Financial Officer (Principal Financial and Accounting Officer)