Form 10-K
period 2018-12-31
IZEA Worldwide, Inc.
filed 2019-03-28
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) was $4,426,599 based on the closing bid price of the registrant's common stock (its only outstanding equity security) of $0.95 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

 As of March 26, 2019, there were 12,824,602 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Annual Report on Form 10-K for the fiscal year ended December 31, 2018

i

PART I

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” "anticipates," “estimates,” “believes,” “intends,” "likely," "projects," “plans,” "pursue," "strategy" or "future," or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:

•	our ability to raise additional funding;

•	our ability to issue shares to settle future acquisition costs payable;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	variability of operating results;

•	our ability to establish effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	our development and introduction of new products and services;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services;

•	marketing and other business development initiatives;

•	competition in the industry;

•	general government regulation;

•	economic conditions;

•	dependence on key personnel;

•	the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	our ability to protect our intellectual property;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•	and the other risks and uncertainties described in the Risk Factors section of this Annual Report.

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
Our Business

IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). The legal entity of ZenContent was dissolved in December 2017 after all assets and transactions were transferred to IZEA. In March 2016, we formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada, to operate as a sales and support office for IZEA's Canadian customers. On July 26, 2018, we merged with TapInfluence, Inc. ("TapInfluence") pursuant to the terms of an Agreement and Plan of Merger dated as of July 11, 2018 and amended July 20, 2018.

Effective August 20, 2018, we changed our name from IZEA, Inc. to IZEA Worldwide, Inc. Our Company is headquartered near Orlando, Florida with additional offices in California, Colorado, Illinois, New York and Canada.

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

Marketers, including brands, agencies, and publishers, engage us to gain access to our industry expertise, technology, analytics, and network of creators. The majority of the marketers engage us to perform these services on their behalf, but they also have the ability to use our marketplaces on a self-service basis. Our technology is used for two primary purposes: the engagement of creators for influencer marketing campaigns and the engagement of creators to create stand-alone custom content for the marketers' own use and distribution.

Influencer Marketing. We work with marketers to enable influencer marketing campaigns at scale. A subset of influencer marketing known as “Sponsored Social” is when a company compensates an online influencer such as a blogger or tweeter (“creators”) to share sponsored content with the creator's social network following. This sponsored content is included within the body of the content stream. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost. We have focused on scaling our product and service offerings ever since, including by acquiring TapInfluence in July 2018.

Custom Content. We also work with marketers to augment or replace their content development efforts. Our network of creators produces editorial and marketing content that can be published both online and offline. Our network of creators includes professional journalists, subject matter experts, bloggers and everyday content creators, allowing our customers to produce content ranging from complex white papers to simple product descriptions. Many of our content customers use this service to create a steady stream of posts for their corporate blog. We first began offering custom content services in 2015 after our acquisition of Ebyline, a leading marketplace in the editorial content space, and continued to expand this offering with our acquisition of ZenContent in July 2016, a company that predominantly focused on e-commerce-related asset creation.

Our Platforms
The IZEA Exchange. The IZEA Exchange (“IZEAx”) is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through our creator's personal websites, blogs, and social media channels including Twitter, Facebook, and Instagram, among others. We extensively use this platform to manage influencer marketing campaigns on behalf of our marketers. This platform is also available directly to our marketers as a self-service tool and as a licensed white label product. IZEAx was engineered from the ground-up to replace all of our previous platforms with an integrated offering that is improved and more efficient. For influencer marketing campaigns, IZEAx provides integrated mechanisms for Federal Trade Commission (“FTC”) legal compliance. In particular, the integrated FTC compliance framework requires creators to provide disclosure to their followers with respect to the sponsored nature of the content and allows marketers to review the content for FTC compliance.

Ebyline. In January 2015, we acquired Ebyline and its technology platform that was created to source and compensate creators specifically for the creation and delivery of professional editorial content. Ebyline was originally designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs and to handle their content workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. We are incorporating certain functions of this platform into IZEAx in order to have one consolidated platform in the future, at which time the Ebyline platform will be sunsetted. As such, we do not allocate any engineering resources to new feature development on the Ebyline platform. We plan to transition any remaining customers into our IZEAx platform in the future.

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

TapInfluence. In July 2018, we acquired TapInfluence and its technology platform. TapInfluence markets and sells software-as-a-service "SaaS" software that is complementary with IZEA’s existing influencer marketing products and services. We intend to operate the TapInfluence platform for 12-18 months subsequent to the acquisition, during which time certain key features and technologies will be migrated to IZEAx. Enhanced influencer discovery and content workflow have been among the top software development priorities for the combined engineering team. Users of the TapInfluence platform will be migrated over time as certain new features are made available to end users.

IZEAx, Ebyline, ZenContent and TapInfluence were designed with the same purpose: to streamline transactions between our internal campaign fulfillment team, marketers and creators. We utilize these proprietary technologies to create efficiencies and economies of scale for all parties. Combined, these platforms provide marketers with access to a large network of creators along with complete workflow management, content control, payment processing and related performance tracking.
We believe that IZEAx should improve our ability to more efficiently match marketplace participants as the number of marketers and creators using the platform increases. To date, we have completed over 3.8 million influencer and content marketing transactions for customers ranging from small local businesses to Fortune 500 companies. We consider each individual piece of custom content, sponsored post or other update as an individual transaction so long as the creator of that content is being compensated for the transaction.
Industry Background and Trends

When IZEA first launched PayPerPost in 2006, the concept of a brand paying bloggers to create sponsored content on their blogs was highly controversial among both marketers and content creators. The idea was introduced at a time when there were no ads on Facebook, YouTube or Twitter, and social media was largely void of corporate marketing messages. Over the past thirteen years, the landscape has dramatically changed. Today, strategic engagement in the social-sphere are the table stakes for modern brands - largely in part to changes in consumer behavior and the large-scale adoption of social media platforms. Similarly, those same companies are now producing custom marketing content for their social channels and embracing influencer marketing as a means to reach their customers.
While industry research indicates that brand spending on influencer and content marketing has grown dramatically in the last several years, the business processes and practices have not evolved in a meaningful way for the majority of buyers and sellers. The markets that we operate in are highly fragmented and are largely limited by the current inefficiencies inherent in our space. Most marketers have been forced to utilize a variety of execution partners and manual processes to navigate the complicated landscape, often resulting in low returns on their time investment or worse-yet, questionable results. We believe this is largely due to marketers and creators lacking an efficient way to identify and engage each other in a marketplace of scale.
At the same time, influencers and content creators seeking to monetize their communities and work product are faced with significant challenges in making marketers aware of their services and in finding quality brands who are motivated to sponsor them. In addition, those creators with smaller followings simply lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases, it costs a marketer more money to issue a traditional check to a small creator than the value of the sponsorship payment itself. Further complicating the sponsorship process for both parties are federal regulations around social media endorsements, tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many marketers would prefer to be “part of the conversation,” we believe the complexity and cost of individual sponsorship often deters them from doing so.
We believe that addressing the current challenges in efficiency and measurable success via technology represents a significant opportunity for us. IZEA ultimately solves these challenges with targeted, scalable marketplaces that aggregate content creators and marketers. In doing so, we offer an efficient, innovative way for creators and marketers of all sizes to find each other and form a compensated relationship.
Our Business Model

Since our inception in 2006, we have worked diligently to establish and leverage key strengths in our business model, including:
A culture of innovation and creativity. We believe the only way to survive and thrive in our rapidly changing world is to change ahead of it. We are in a state of constant evolution and re-invention; this is “The IZEA Way.” We have created a culture committed to innovation and creativity that challenges convention, takes calculated risks, and breaks new ground. IZEA team members are protective and proud of our culture by applying its “humble, yet hungry” attitude to all facets of our business. Our people and their innovations ultimately provide us with what we see as our largest competitive advantage.
First-mover advantage. We believe that by pioneering the modern influencer marketing industry and investing heavily in innovation, acquisitions and marketing, we have been able to acquire a vast amount of industry knowledge, market insights and technology. The software foundation we have built over time is expansive with the amount of actionable data we have accumulated from our network of creators and the execution of customer programs. Those new to the space face a significant technology investment requirement and steep learning curve in order to compete in a complex and rapidly evolving industry.
Best in class technology. Based on our focused research and knowledge of our space, we believe that we have created the most comprehensive influencer marketing platform for enterprise users in IZEAx. While our industry is riddled with competitive claims and vaporware, we have developed a complete, enterprise-grade solution for those seeking to execute large scale influencer marketing campaigns from beginning to end.
Experienced management team, board of directors, and strategic advisors. Our management team includes not only a highly experienced team of entrepreneurs and executives from the digital media, technology and entertainment industries, but also outstanding board members who are experts in their respective fields. See Item 10 under Part III of this Annual Report for details.
Our Growth Strategy
After nearly thirteen years of working in and developing the influencer and content marketing categories, we believe our business model is market-tested and our industry is established. Our development efforts have included assembling a diverse and experienced senior management team and engineering team, launching and optimizing our proprietary marketplaces, developing a cross-platform sales force and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
An integrated approach. We believe IZEA is the only company that can currently provide both custom content creation and influencer marketing at scale. It is our opinion that this provides a significant advantage for us in the market and we have already seen strong sales response to proposals that include both content and influencer marketing. Moving forward we believe that this integrated approach will continue to play a significant role in IZEA’s global growth.

Software + Marketplace. In early 2018, we relaunched the sales efforts associated with licensing IZEAx to brand and agency customers. In mid-2018, we completed the acquisition of TapInfluence, our leading competitor in the influencer marketing software space. It is our intention to grow our existing Managed Service business while complimenting it with a strong emphasis on software licensing and associated marketplace fees moving forward. The sale of software provides us with a recurring revenue stream from license fees as well as marketplace spend fees from every transaction that is completed through our platform.

Strategic Acquisitions. The influencer and content marketing landscapes are highly-fragmented with hundreds of companies operating around the world. While it is very easy to start a company in the space in a traditional "agency model," it is very difficult to scale that model due the manual processes involved. It is also very expensive to develop and maintain proprietary technology to resell to other parties. We believe there is a meaningful opportunity to consolidate the top players in our space with a byproduct of eliminating duplicative spending, faster technological innovation, and improved market share under a unified brand. We intend to assertively explore strategic acquisitions in the United States and internationally that consolidate market share, expand our geographical footprint and further our position as a leading participant in both the influencer marketing and custom content businesses.

We regularly engage in negotiations with potential acquisition targets with proprietary technologies and steady customer bases. In January 2019, for example, we announced that we had entered into a preliminary, non-binding letter of intent for the proposed acquisition of FLUVIP Ventures, SL, a leading influencer marketing company in Latin America, to facilitate our due diligence efforts with respect to this company and expand our focus to Latin America. We are currently in the early stages of conducting this due diligence. As such, we have not formally established a final acquisition purchase price for the company or agreed upon other material terms and conditions, including but not limited to the structure of the transaction and management roles. Accordingly, based upon the limited information that FLUVIP has provided to date, we would not expect to consummate a transaction on the terms indicated in the preliminary letter of intent.

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
Product development. Since 2015, we have invested over $17.7 million in engineering resources and product development, creating a meaningful competitive moat of features and functionality in our platform. We will continue to recruit additional engineering and product innovation team members to enhance IZEAx to develop new technology ideas within this platform that complement our mission as a company. In 2019, we intend to release version 3.0 of IZEAx, which will allow marketers to make offers that require a single creator to complete multiple tasks or deliverables. The new version will also allow users to source multiple creators to produce a combined deliverable for the end-marketer.
Large network of users. IZEA is a driving force in the broader "creator economy," allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity and influence through our platform. As of December 31, 2018, we had more than 813,000 user accounts in IZEAx. These accounts have connections to over 942,000 social media accounts with an approximate aggregate reach to 5.6 billion non-unique fans and followers of IZEAx creators. Our total number of user accounts may be higher than the number of our actual individual creators because some creators may have created multiple user accounts.
Creators are able to join our platforms for free, but they may also choose to pay to upgrade their accounts to enable additional services and benefits. These individuals are compensated by IZEA for producing content for our market clients or distributing such content on behalf of brands through their personal websites, blogs, and social media channels. We continually seek for ways to increase the ability for our creators to generate revenue. As such, we implement the ability for them to earn referral fees, for a period of time, based on revenue generated by other creators they refer into IZEAx.

By continually developing our creator network, we make our marketplace more attractive to our customers who seek a wide variety of creators to fulfill their content and advertising needs. As marketers utilize our marketplace to a greater extent, we expect to increase the monetization opportunities for creators, which should, in turn, attract even more creators and further enhance value for our marketers.

Sales and Marketing

We primarily sell influencer marketing and custom content campaigns through our sales team and our platforms. We target regional, national and global brands and advertising agencies in the following ways:

Client Development Team.  We have a client development team each of whom is assigned a geographic region or specific markets, primarily within the United States and Canada. The team members are responsible for identifying and managing sales opportunities to brands and agencies who are seeking to outsource some or all of the planning and production of their content and advertising needs.

Partnership Team.  The partnership team initiates SaaS license opportunities with brands and agencies who seek to utilize additional functionality on our platforms on a self-service basis to facilitate custom content and influencer marketing campaigns.

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

Customers and Revenue

We generate revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other consulting services (“Managed Services”); (2) revenue from fees charged to self-service customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other”).

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under Part II, Item 7 and in “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other are reported on a gross basis. We further categorize these sources into two primary operating segments, Managed Services and SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees.

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

We generate the majority of our revenue from our Managed Services customers. Managed Services accounted for approximately 88% and 98% of our revenue during the twelve months ended December 31, 2018 and 2017, respectively. SaaS Services accounted for approximately 12% and 1% of our revenue during the twelve months ended December 31, 2018 and 2017, respectively. Other Revenue accounted for less than 1% and approximately 1% of our revenue during the twelve months ended December 31, 2018 and 2017, respectively.

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

Our customers are predominantly located in the United States and Canada. We had no customer that accounted for more than 10% of our revenue during the twelve months ended December 31, 2018 or 2017. Revenue from our Canadian customers accounted for approximately $2.0 million (10%) and $2.0 million (8%) of our revenues during the twelve months ended December 31, 2018 and 2017, respectively.

Technology

IZEAx spans multiple social networks and creator-owned blog websites. We aggregate creators in IZEAx, which allows us to create scale and targeting for marketers. We provide the ability to target our creators based on a variety of software rules and filters. We provide self-service platforms that service all business types and sizes. Unlike a traditional public relations model, marketers only pay for completed posts. We provide trackable results by automatically embedding tracking links and pixels, as well as support, for third-party tracking. We also provide dashboards for real-time reporting and immediate feedback.

Privacy and Security

We are committed to protecting the personal privacy of our marketers and creators. Any personal information that we collect is processed in accordance with our Privacy Policy, and we employ reasonable and appropriate administrative, physical, and technical safeguards to protect the personal information.

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. One of our core strengths is our knowledge of and experience in launching and operating scalable content and influencer marketing marketplaces. Our product development expenses include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our development team along with hosting and software subscription costs. These costs were approximately $2,991,000 and $3,214,000, for the years ended December 31, 2018 and 2017, respectively and are included in general and administrative expense.

We launched IZEAx in March 2014 and unveiled our latest version 2.0 of the platform in February 2017. We continue to add new features and additional functionality to this platform each year. These new features will enable our platform to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating and direct payments for our SaaS customers. We incurred and capitalized software development costs of $755,164 and $174,379 in our balance sheet during the years ended December 31, 2018 and 2017, respectively.
Our team believes that constant innovation is the only way to achieve long-term growth and our intention is to focus the majority of our engineering resources on the IZEAx platform for the foreseeable future. We intend to continue to invest in the creation of new technology additions that complement our core offerings.

Competition

We face competition from multiple companies in the influencer and content marketing categories. Direct and indirect competitors in the influencer marketing space include Facebook, Twitter, YouTube, Linqia and Collective Bias. We also face competition in the content marketing space from companies such as Contently, NewsCred and Scripted. In addition, there are a number of traditional advertising agencies, public relations firms and niche consultancies that provide content development and conduct manual influencer outreach programs.

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

As of December 31, 2018, we owned 35 domestic trademark registrations in the United States, 14 foreign registrations on the International Register, and had 3 total pending applications (1 in the United States and 2 foreign). During the twelve months ended December 31, 2018, we abandoned 5 U.S. applications and inactive trademarks. As of December 31, 2018, we also owned approximately 362 domain names related to the various aspects of IZEA’s products and services.

We actively protect our intellectual property rights but have encountered challenges following the U.S. Supreme Court decision in Alice Corp. v. CLS Bank International, 573 U.S. __, 134 S. Ct. 2347 (2014) and Intellectual Ventures I LLC vs. Symantec Corp. (Fed. Cir. 2016), which changed the patent environment for software-based applications. As a result, given the difficulty in overcoming U.S. Patent and Trademark Office rejections of certain of our pending patent applications, management decided not to actively pursue, at this time, patent protection for our software-based applications. We met with similar resistance in seeking patent protection for our software-based applications internationally. However, we retain our pending foreign patent application in Brazil.

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

Further, in recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have been and may continue to be subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management's attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted by regulators or in the courts in ways that could adversely affect our business model. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, privacy and data protection, consumer protection, content, copyrights, distribution, electronic contracts and other communications, and online payment services. In addition, governments may seek to censor content available on our platforms or may even attempt to completely block access to our platforms. Accordingly, adverse legal or regulatory developments could substantially harm our business.

We are subject to a variety of federal, state and international laws and regulations governing privacy, information security and data protection laws ("Privacy Laws"). Legislators and/or regulators in countries in which we operate are increasingly adopting or revising Privacy Laws. By the end of 2018, all U.S. states had passed data breach notification laws and others had adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. The U.S. Congress also is considering implementation of a national Privacy Law and California passed a broad-reaching consumer privacy law in June 2018. Outside the U.S., the EU’s General Data Protection Regulation ("GDPR"), which became effective May 25, 2018, has extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater). In 2018, Brazil passed a law similar to GDPR and other countries are considering similar laws. Enforcement of Privacy Laws also has increased over the past few years. Accordingly, new and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information and some of our current or planned business activities. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that contain materials that infringe copyrights or other intellectual property rights of third parties, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We, as an e-commerce service provider, are subject to Section 5 of the Federal Trade Commission Act of 1914 (the "FTC Act"), which prohibits unfair or deceptive acts or practices, including advertising and marketing on the Internet. At the state level, a majority of states have consumer protection laws similar to the FTC Act that also prohibit unfair and deceptive business practices. In certain cases, we are retained by marketers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. In addition to those requirements, the marketers, creators, and agencies that use our platforms are subject to specific guidance and regulations regarding online advertising, such as the Dot Com Disclosures - Information about Online Advertising, issued by the Federal Trade Commission (the "FTC"), the FTC’s Enforcement Policy Statement on Deceptively Formatted Advertisements, issued in 2015, and the FTC’s Guides Concerning the Use of Endorsements and Testimonials in

Advertising (known as the Endorsement Guide) which were adopted in 2009, updated and reissued by the FTC in 2013, and further clarified in 2015 and are regularly enforced. The Endorsement Guide, for example, significantly extends the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging, posting on Instagram, tweeting, and other online posting of sponsored advertisements by a creator. In particular, the Endorsement Guide provides that creators must always clearly and conspicuously disclose the material connection between the creator and the marketer, such as if they received consideration for blogging or posting about a particular product, service, brand or the like, whether the consideration comprises something tangible (i.e. cash, discounts, objects that are provided to them at no cost, even for testing purposes) or intangible (such as accolades and more prominent future blogging or posting opportunities). In addition, the creator must not make claims about the product or service he or she is discussing that go beyond what the marketer could say about the product or service. The Endorsement Guide further provides that the marketer should ensure that creators speaking on its behalf are provided guidance and training needed to ensure their claims, statements and representations are truthful, transparent and properly substantiated, and monitor the activities of creators speaking on its behalf. If a creator, blogger, agency or marketer should fail to comply with the Dot Com Disclosures, the Endorsement Guide or any other FTC rule, regulation or policy, which may be manifest by making deceptive, misleading or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise, then various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability as a result of such non-compliance. In the event it was found that we (or one of our marketer customers) failed to comply with the FTC Act or state consumer protection laws, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease certain aspects of our operations. Other countries, such as Canada and EU member states, also have laws, regulations and rules that mirror the FTC Endorsement Guide and similar consumer protection laws and guidance.

More generally, if there is negative consumer perception and mistrust of the practice of compensating creators to endorse the marketers' specific products, then marketers may become less interested in using influencer marketing platforms like ours as a means for advertising which could, in turn, materially adversely affect our business and financial results.

We are committed to promoting ethical social sponsorship practices and have established terms of service for users of our platforms, which refer to the Endorsement Guide and include one or more of the following:

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

We also believe, and have subsequently included requirements within our terms of service, based on positions taken by certain federal courts and the FTC, that communications and messages disseminated by creators through social media networks are subject to and must comply at all times with CAN-SPAM Act of 2003 (Controlling the Assault of Non-Solicited Pornography and Marketing Act) requirements.

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

Employees

As of December 31, 2018, we had a total of 113 employees, of which 111 were full-time employees, including 39 in sales and marketing, 27 in campaign fulfillment, 30 in technology and development and 15 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

Available Information

IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. Effective August 20, 2018, we changed our name from IZEA, Inc. to IZEA Worldwide, Inc.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under the heading “Cautionary Note Regarding Forward-Looking Information,” you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to our Business and Industry

We have a history of annual net losses, expect future losses and cannot assure you that we will achieve profitability. We will need to raise additional capital if we are going to continue as a going concern.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $53,094,649 as of December 31, 2018.  In addition, as of December 31, 2018, we had a net working capital deficit of $6,092,373 and for the twelve months ended December 31, 2018, we had a net loss of $5,718,407, including a $5,409,050 loss from operations.  Although our revenue has increased since inception, we have not achieved profitability and cannot be certain that we will be able to maintain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We will require additional capital in the near term to continue as a going concern to proceed with our business plan and to meet our growth and profitability targets. We believe that cash on hand at December 31, 2018 and other potential sources of cash, including revenues we may generate and additional borrowings on our secured credit facility, will be sufficient to fund our current operations for the next twelve months. However, if we do not increase our borrowing levels or otherwise raise additional capital in the next several months, we will need to significantly slow or pause our development activities until we raise additional funds.

We have identified a material weakness in our internal control over financial reporting, and this or other material weaknesses, or inadequate remediation measures, could impair our ability to report accurate financial information in a timely manner, which could adversely affect our business and results of operations.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). As disclosed in Item 9A. “Controls and Procedures”, our management identified a material weakness relating to an error in the presentation of revenues and classification of expenses in certain financial statements issued in prior years. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Given that the remediation of this material weakness has not been completed and tested, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). If our remedial measures, once final, are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and may not be available in a timely manner and we could be required to restate our financial statements which could lead to substantial additional costs for accounting and legal fees.

We make numerous estimates or judgments relating to our critical accounting policies and these estimates create complexity in our accounting. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could change from investor expectations, which could cause our stock price to fall.

We are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in conformity with generally accepted accounting principles in the United States, or GAAP. Such estimates and assumptions include, but are not limited to, judgments related to revenue recognition, stock based compensation, credit risk, and values surrounding software development and intangible assets and their economic useful lives.

Various factors contribute to complexity in our accounting. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue on a gross to net or net to gross basis. As a result, we may experience significant fluctuations in our revenue depending on the nature of our sales and our reporting of such revenue and related accounting treatment, without any change in our underlying business or net income. Our guidance or estimates about the combination of gross or net revenue are based upon the volumes and characteristics that we believe will be the mix of revenue during the period. Those estimates and assumptions may be inaccurate when made or may be rendered inaccurate by subsequent changes in circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.

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

We have been named as a defendant in a securities class action lawsuit and other shareholder derivative lawsuits relating to an error in the presentation of revenues and classification of expenses in certain financial statements issued in prior years. This litigation, and any other similar or related claims or investigations, could result in substantial damages and cost and may divert management’s time and attention from our business.

A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The plaintiffs seek to recover damages for investors under federal securities laws. We believe that the plaintiffs’ allegations are without merit and we intend to continue to vigorously defend against the claims. Based upon currently available information and review with outside counsel, the Company has estimated and accrued a potential loss of $500,000 representing its deductible on associated insurance coverage.

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

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff has filed a motion for preliminary approval of the settlement which is scheduled to be heard by the court on May 6, 2019. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, the Company intends to vigorously defend against the claims.

These lawsuits, and any other similar or related claims or investigations, could result in the diversion of management’s time and attention away from business operations, which could harm our business and also harm our relationships with existing customers, vendors and business partners. The lawsuits may also materially damage our reputation and the value of our brand. Our legal expenses incurred in defending the lawsuits, and any other similar or related matters, could be significant, and a ruling against us, or any settlement, could have a material adverse effect on us.

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

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on customers who purchase direct custom content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. We had no customer that accounted for more than 10% of our revenue during the twelve months ended December 31, 2018 and no customer that accounted for more than 10% of our revenue during the twelve months ended December 31, 2017.

The loss of customers or a significant reduction in revenue from our major customers could have a material adverse effect on our results of operations. Moreover, if customers do not find our marketing and promotional services effective, if they are not satisfied with content they receive, or if they do not believe that utilizing our platforms provides them with a long-term increase in value, revenue or profit, they may stop using our platforms or managed services. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms or if too many large customers seek extended payment terms, our operating results will be adversely affected.

We are continuing to develop our IZEAx platform and are in the process of transitioning certain features and customers from our legacy Ebyline, ZenContent and TapInfluence platforms. Our updated IZEAx platform may not achieve sufficient market acceptance to be commercially viable for open marketplace or SaaS services.

We are continuing to develop our primary platform, IZEAx, and we intend to focus the majority of our engineering resources on the IZEAx platform for the foreseeable future. Throughout 2019, we plan to continue to add additional features to support SaaS white-label partners and integrate the Ebyline, ZenContent and TapInfluence platform offerings for custom content services within our IZEAx platform. We are spending a significant amount of time and resources on the development of this platform, but we cannot provide any assurances of its short or long-term commercial success or growth. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us.

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

Additionally, there is a risk that existing creators registered under our Ebyline, ZenContent and TapInfluence platforms will either not migrate or will not participate and accept offers after their migration into IZEAx. If our marketers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new marketers and creators. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease and our business, prospects, results of operations and financial condition could be negatively affected.

We have experienced rapid growth over the recent years and we do not know whether this will continue. If we are unable to manage our growth effectively or successfully respond to changes in the market, our business could be harmed.

Our business has grown rapidly over the recent years as publishers, marketers and creators have increasingly used our services or offerings on our platforms. This rapid growth and our continued expected growth has placed, and will continue to place, significant demands on our management team and pressure to expand our operational and financial structure. We expect we will need to hire new employees to meet growing business needs. To manage the expected growth of our operations and personnel, we will be required to:

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

Although we have experienced rapid growth in the past, there is no assurance that such growth will continue. It is difficult to predict whether our historical levels of growth can be maintained. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. We expect that our service offerings and our platforms will evolve in ways that may be difficult to predict. It is possible that marketers and creators could broadly determine that they no longer believe in the value of our current platforms. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business, prospects, results of operations and financial condition could be materially harmed.

Fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position.

We are exposed to foreign currency exchange rate fluctuations because a portion of our sales, expenses, assets and liabilities are denominated in foreign currencies. Changes in the value of foreign currencies, particularly the Canadian dollar, affect our results of operations and financial position. With respect to international sales initially priced using U.S. dollars as a cost basis, a decrease in the value of foreign currencies relative to the U.S. dollar would make our products less price competitive. Once the product is sold at a fixed foreign currency price, we could experience foreign currency gains or losses that could have a material effect on our operating results.

We may have increases in tax expenses and uncertain future tax liabilities due to changes in tax legislation.

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

More recently, the U.S. administration and certain members of the U.S. House of Representatives have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code. Proposals by members of Congress have included, among other things, changes to U.S. federal tax rates, imposing significant additional limitations on the deductibility of interest, allowing for the expensing of capital expenditures, the migration from a “worldwide” system of taxation to a territorial system, and the use of certain border adjustments. There is substantial uncertainty regarding both the timing and the details of any such tax reform. The impact of any potential tax reform on our business and on holders of our common stock is uncertain and could be adverse to our business, results of operations, financial position or liquidity.

Delays in releasing enhanced versions of our products and services could adversely affect our competitive position.

As part of our strategy, we expect to periodically release enhanced versions of our premier platforms and related services. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues, undesirable feature enhancements or additional desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our financial results to be adversely impacted.

We may expand our business through acquisitions of other companies, technologies and assets, which may divert our management's attention or prove not to be successful or result in equity dilution.

We have completed three significant recent acquisitions, Ebyline, Inc. in January 2015, ZenContent, Inc. in July 2016 and TapInfluence in July 2018. Additionally, we are pursuing, and may decide in the future to pursue, acquisitions of companies, technologies and assets. Such transactions could divert our management's time and focus from operating our business.

Integrating an acquired company, its technology or its assets is risky and may result in unforeseen operating difficulties and expenditures, including, among other things, with respect to:

•	incorporating new technologies into our existing business infrastructure;

•	consolidating corporate and administrative functions;

•	coordinating our sales and marketing functions to incorporate the new company, technology or assets;

•	maintaining morale, retaining and integrating key employees to support the new business or technology and managing our expansion in capacity;

•	maintaining standards, controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures); and

•	expanding controls, procedures and policies to support expansion into new products or geographies.

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

We are currently in the process of conducting due diligence related to the proposed letter of intent for the acquisition of FLUVIP Ventures, SL. The due diligence process, and the subsequent negotiation of definitive terms and documentation for the proposed acquisition, will result in the diversion of management’s time and attention away from business operations, which could harm our business and also harm our relationships with existing customers, vendors and business partners. In addition, based upon the limited information that FLUVIP has provided to date, we would not expect to consummate a transaction on the terms indicated in the preliminary letter of intent, or we may otherwise decide not to pursue the acquisition.

The purchase price of any future acquisitions could be paid with potentially dilutive issuances of our equity securities, including our common stock, or the addition of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our business, financial condition and results of operations. Additionally, any additional financing to be obtained in connection with any future acquisitions may not be available on favorable terms, or at all.

The influencer and content marketing landscape is subject to numerous changes that could cause our revenue to decline.

Our business model may not continue to be effective in the future for a number of reasons, including the following:

•	influencer marketing is, by its nature, limited in content relative to other media (less time or fewer words are able to be used to convey meaning);

•	companies may be reluctant or slow to adopt social sponsorship that replaces, limits or competes with their existing direct marketing efforts;

•	companies may prefer other forms of advertising we do not offer, including certain forms of search engine placements;

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

We rely on third-party social media platforms such as Facebook, Instagram, Twitter, and YouTube to serve as the mechanism for publishing influencer marketing to targeted audiences, in order to deliver our influencer marketing services to our customers. These platforms include technologies that provide some of the core functionality required to operate the influencer marketing portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services and reporting. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making with respect to granting us access to their social media platforms, or providing us with analytical data, and any material change in the current terms, costs, availability or use of their social media platforms or analytical data could adversely affect our business.

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

In order for our business to be successful, we must retain existing creators, as well as continue to build our network of creators.

We must continue to retain and acquire creators that publish sponsorships and content through IZEAx in order to increase revenue from customers and achieve profitability. If creators do not perceive our products and services to be of high value and quality or if we fail to provide value with IZEAx, we may not be able to acquire or retain creators. If we are unable to acquire new creators in numbers sufficient to grow our business, or if creators cease using our products and services, the revenue we generate may decrease and our operating results will be adversely affected. We believe that many of our new creators originate from word of mouth and other referrals from existing creators, and therefore we must ensure that our existing creators remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing creators are not successful, we may be unable to acquire new creators in sufficient numbers to sustain or continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new creators.
Intense competition in our target markets could impair our ability to grow and to achieve profitability.

The market for influencer and content marketing is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry for those that operate in an agency model. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide marketers with Internet advertising solutions and companies that offer pay per click search services.

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

Our total number of user accounts in the IZEAx, Ebyline, ZenContent and TapInfluence platforms may be higher than the number of our actual individual marketers and creators because some may have created multiple accounts for different purposes, including different user connections. We define a user connection as a social account or blog that has been added to IZEAx under a user account. It is possible for one user to add as many user connections as they like, and it is common for talent mangers and large publishers to add several connections under a single account. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total user connections and user accounts as our measure of the size of our user base. In addition, the number of user accounts includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms. Many users may create an account but may not actively participate in marketplace activities.

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

As described in the section “Business - Government Regulation,” we are subject to laws and regulations applicable to businesses generally and certain laws or regulations directly applicable to service providers for advertising and marketing Internet commerce. Due to the increasing popularity and use of social media, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to social media covering issues such as:

•	truth-in-advertising;

•	user privacy;

•	taxation;

•	right to access personal information;

•	copyrights;

•	distribution; and

•	characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property, encryption, taxation, libel and export or import matters to social media platforms is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of social media platforms and related technologies. As a result, they do not contemplate or address the unique issues of social media and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the social media marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Our influencer marketing business is subject to the risks associated with word of mouth advertising and endorsements, such as violations of the “truth-in-advertising,” the FTC Endorsement Guide and other similar global regulatory requirements and, more generally, loss of consumer confidence.

We do not engage in targeted or online behavioral advertising practices, nor do we compile or use information concerning consumer behavior on an individual level, but we may do so from time to time in the aggregate and on an anonymous basis to analyze our services and offerings, and to better optimize them for improved business results.  As the practice of targeted advertising is increasingly scrutinized by both regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet, and providing them with the right to opt in or opt out of targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in the section “Business - Government Regulation” is the increased importance placed on transparency between the marketer and the consumer to ensure that consumers know the difference between “information” and “advertising” on the Internet, and are afforded the opportunity to decide how their personal information will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception of the practice of "undisclosed compensation" of social media users to endorse specific products. As described in the section “Business - Government Regulation,” we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that marketers and creators comply with the FTC's Endorsement Guide (and analogous laws and guidance in other countries) when utilizing our websites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on blogs for useful, timely and insightful information that enrich their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace. A pervasive overall negative perception caused by a failure of our own preventative measures or by others not complying with the FTC's Endorsement Guide (among the FTC's other acts, regulations and policies, and among analogous laws and guidance in other countries,) could result in reduced revenue and results of operations and higher compliance costs for us.

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

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of personal information ("Privacy Laws".) Privacy Laws are evolving and subject to potentially differing interpretations. The European Union adopted the GDPR, which went into effect in May 2018, and requires companies to satisfy stricter requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. EU Member States also are enacting national GDPR-implementing laws that are in some cases stricter or different from GDPR. During 2018, Brazil enacted a law similar to GDPR and other countries are expanding or considering their Privacy Laws to follow suit. Complying with these new and expanded Privacy Laws will cause us to incur substantial operational costs or may require us to change our business practices. For example, noncompliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenues as well as damage to our reputation and brand. We also may find it necessary to establish systems to effectuate cross-border personal data transfers of personal information originating from the European Economic Area, Australia, Japan and other non-U.S. jurisdictions, which may involve substantial expense and distraction from other aspects of our business.

We have made public certain statements about our privacy practices concerning the collection, use and disclosure of creators' personal information on our websites and platforms. Several Internet companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our public-facing privacy policies, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental or other entities or the incurring by us of other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of creators or marketers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications of targeted advertising, such as the use of cookies and other tracking technology. The regulation of these cookies and other current online advertising practices could adversely affect our business.

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

Platforms as complex as ours often contain unknown and undetected defects or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial release of new platforms or enhancements to existing platforms. Although we attempt to resolve all defects that we believe would be considered serious by our customers before making our platforms available to them, our products are not defect-free. We may not be able to detect and correct defects before releasing our product commercially. We cannot ensure that undetected defects or performance problems in our existing or future products will not be discovered in the future or that known defects, considered minor by us, will not result in serious issues for our customers. Any such defects or performance problems may be considered serious by our customers, resulting in a decrease in our revenues.

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

Our success depends upon our proprietary technology. We do not have registered patents on any of our current platforms because we determined that the costs of patent prosecution outweighed the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

The influencer and content marketing industry is subject to rapid technological change and, to compete, we must continually enhance our products and services.

We must continue to enhance and improve the performance, functionality and reliability of our products and services. The influencer and content marketing industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Edward H. Murphy, our President and Chief Executive Officer, and Ryan S. Schram, our Chief Operating Officer. Mr. Murphy, who is our founder, has unique knowledge regarding the influencer marketing space and business contacts that would be difficult to replace. Mr. Schram has sales, marketing and development expertise regarding our platforms that our other officers do not possess. Even though we have employment agreements in place with each of them, if Messrs. Murphy and Schram were to become unavailable to us, our operations would be adversely affected. Although we maintain “key-man” life insurance for our benefit on the lives of Mr. Murphy and Mr. Schram, this insurance may be inadequate to compensate us for the loss of our executive officers.

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

We have future purchase obligations related to our July 2018 acquisition of TapInfluence and our July 2016 acquisition of ZenContent. Pursuant to the terms of our Merger Agreement with TapInfluence, we must pay former TapInfluence stockholders and certain advisors on the transaction $3,500,000 on July 26, 2019, which may be paid in cash or common stock at our option. We also owe $333,334 on July 31, 2019 and $45,000 on November 1, 2019 related to our acquisition of ZenContent. For the July 2019 payment, 33% must be paid in the form of cash and the remainder of such payment may be paid in the form of either cash or common stock at our option. The November 2019 payment may be paid in cash or common stock at our option. We do not have enough cash to cover these future purchase obligations and intend to rely on our ability to issue shares of our common stock as payment.

If we issue stock as payment of the future amounts owed, the number of shares will be determined using the 30 trading-day volume-weighted average closing price of our common stock prior to the payment. There is no stated maximum on the number of shares that we may issue in satisfaction of these purchase obligations and such issuances may result in the issuance of substantial number of shares. The issuance of a substantial number of shares of our common stock to the former stockholders of TapInfluence or ZenContent or the perception that such issuances may occur could cause our stock price to decline and make it more difficult for us to raise funds through future offerings of our common stock or to acquire other businesses using our common stock as consideration. In addition, such issuances would dilute your percentage of ownership of our common stock.

We have raised, and will need to raise, additional capital to meet our business requirements and purchase obligations in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. Our cash balance as of December 31, 2018 was $1,968,403. On July 2, 2018 and September 21, 2018, we completed two separate underwritten public offerings for the sale of 3,556,000 and 1,407,333 shares of our common stock at a public offering price of $1.00 and $1.50 per share, respectively. The net proceeds for all shares sold by us in the public offerings were approximately $5.0 million after deducting underwriting discounts and commissions and estimated offering expenses. However, we expect additional financing transactions will be necessary to meet our business requirements and purchase obligations.

We have seen a year-over-year decrease in revenue. Our revenue results from numerous individual one-time orders, which we cannot predict with reasonable certainty. If our annual revenue does not increase, we may need additional financing to maintain and expand our business. Such financing may not be available on favorable terms, if at all. Any additional capital raised through the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

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

As of March 26, 2019, we had 12,824,602 shares of common stock issued, outstanding stock options to purchase 1,181,345 shares of our common stock at an average exercise price of $5.19 per share, unvested restricted stock units of 148,000 shares with an intrinsic value of $205,720, and outstanding warrants to purchase 17,500 shares of our common stock at an average exercise price of $10.20 per share.

As of March 26, 2019, we also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 1,051,160 shares of common stock under our May 2011 Equity Incentive Plan, 4,375 shares of common stock under our August 2011 Equity Incentive Plan, and 437,228 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant additional stock options, restricted stock units, warrants and convertible securities, as well as issue additional shares of common stock pursuant to our obligations under the stock purchase agreements in connection with our ZenContent and TapInfluence acquisitions. The exercise, conversion or exchange by holders of stock options, restricted stock units, warrants or convertible securities for shares of common stock, the issuance of new shares of common stock for past acquisition obligations, shares of common stock issued as consideration in future acquisitions, and shares of common stock issued in future equity offerings will dilute the percentage ownership of our stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

There may be substantial sales of our common stock under our effective shelf registration.

We have an effective shelf registration statement on Form S-3 (File No. 333-212247) for the sale of up to $75,000,000 of our common stock. As of December 31, 2018, we have sold approximately $5,667,000, leaving $69,333,000 available for future sales. Currently, under Form S-3 rules, we can only sell our securities in a public primary offering with a value not exceeding one-third of our public float in any 12-month period, because our public float is below $75,000,000. Sales of a substantial number of shares of our common stock or securities convertible or exercisable into shares of our common stock under the shelf registration statement could cause the market price of our common stock to drop and could dilute your percentage of ownership.

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

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors currently beneficially own approximately 18.6% of our outstanding common stock. If these stockholders act together, they will be able to exert influence over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This influence may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This influence may not be in the best interests of all of our stockholders.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. We occupy this office pursuant to a sublease agreement that originally expired in April 2019. In January 2019, we exercised our option to extend this lease for one additional year until April 2020. There are no additional renewal terms within the existing agreement. Our Winter Park lease covers approximately 15,500 square feet. We also occupy flexible office space under monthly membership contracts in Los Angeles, San Francisco, Colorado, Illinois, New York City and Toronto. We believe these facilities are adequate and suitable for our current business needs. We do not own any real property.

ITEM 3 – LEGAL PROCEEDINGS

A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The plaintiffs seek to recover damages for investors under federal securities laws. We believe that the plaintiffs’ allegations are without merit and we intend to continue to vigorously defend against the claims. However, based upon currently available information and review with outside counsel, the Company has estimated and accrued a potential loss of $500,000 representing its deductible on the associated insurance coverage.
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

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff has filed a motion for preliminary approval of the settlement which is scheduled to be heard by the Court on May 6, 2019. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any other legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our shares of common stock trade on the Nasdaq Capital Market under the symbol IZEA. As of March 26, 2019, we had approximately 192 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never paid dividends to holders of our common stock and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See the section “Equity Compensation Plan Information,” under Part III, Item 11 of this Annual Report.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during the year ended December 31, 2018 and as described below, there were no unregistered sales of equity securities by us during the year ended December 31, 2018.

Pursuant to our Stock Purchase Agreement with ZenContent, we are to pay certain contingent performance payments over the three 12-month periods following the closing of the ZenContent acquisition. A portion of these payments may be paid in shares of our common stock, determined at our option. On July 30, 2018, we paid $333,333 for the second annual installment due under ZenContent Stock Purchase Agreement. Of this amount $111,112 was paid in cash and $222,221 was paid using 98,765 shares of our common stock valued at $2.25 per share using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date.

The foregoing issuance of shares was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Marketers, including brands, agencies, and publishers, engage us to gain access to our industry expertise, technology, analytics, and network of creators. The majority of the marketers engage us to perform these services on their behalf, but they also have the ability to use our marketplaces on a self-service basis. Our technology is used for two primary purposes: the engagement of creators for influencer marketing campaigns, or the engagement of creators to create stand-alone custom content for the marketers' own use and distribution. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

    Our primary technology platforms, The IZEA Exchange (“IZEAx”) and TapInfluence, enable transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx and TapInfluence are designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator's personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. In addition to IZEAx and TapInfluence, we operate the Ebyline technology platform, which we acquired in January 2015 and the ZenContent platform, which we acquired in July 2016. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs and to handle their content workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. The ZenContent platform is an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers.

Key Components of Results of Operations

With the addition of TapInfluence in July 2018 and its Marketplace Spend Fees revenue, we now measure revenue associated with our business under two reportable business segments; Managed Services and SaaS Services.

Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

Revenue

We generate revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other consulting services (“Managed Services”); (2) revenue from fees charged to self-service customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other”).

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under Part II, Item 7" and in “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other are reported on a gross basis. We further categorize these sources into two primary operating segments, Managed Services and SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees.

Cost of Revenue

    Our cost of revenue consists of direct costs paid to our third-party creators who provide the custom content, influencer marketing or amplification services for our Managed Service customers where we report revenue on a gross basis. It also includes internal costs related to our campaign fulfillment and SaaS support departments. These costs include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to the personnel who are primarily responsible for providing support to our customers and ultimately fulfillment of our obligations under our contracts with customers. We capitalize costs that were incurred with software that is developed or acquired for our revenue supporting platforms and amortize these costs over the estimated useful lives of those platforms. This amortization is separately stated under depreciation and amortization.

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

Change in Fair Value of Derivatives, net. On occasion, we enter into financing transactions that give rise to derivative liabilities. Additionally, we issue restricted stock that may vest over future periods. These financial instruments are carried at fair value in our financial statements. Changes in the fair value of derivative financial instruments are required to be recorded in other income (expense) in the period of change.

Other Income (Expense). Other income consists primarily of interest income for interest earned on our cash and cash equivalent balances and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.

Results of Operations for the Twelve Months Ended December 31, 2018 and 2017

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Twelve Months Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$20,099,695	$24,437,649	$(4,337,954)	(18)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	9,042,155	11,585,316	(2,543,161)	(22)%
Sales and marketing	6,484,320	7,593,197	(1,108,877)	(15)%
General and administrative	8,683,911	9,218,565	(534,654)	(6)%
Depreciation and amortization	1,298,359	1,516,807	(218,448)	(14)%
Total costs and expenses	25,508,745	29,913,885	(4,405,140)	(15)%
Loss from operations	(5,409,050)	(5,476,236)	67,186	(1)%
Other income (expense):
Interest expense	(269,473)	(64,950)	(204,523)	315%
Change in fair value of derivatives, net	(11,794)	39,269	(51,063)	(130)%
Other income (expense), net	(28,090)	34,218	(62,308)	(182)%
Total other income (expense), net	(309,357)	8,537	(317,894)	(3,724)%
Net loss	$(5,718,407)	$(5,467,699)	$(250,708)	5%

Revenue

The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Twelve Months Ended December 31,
	2018		2017		$ Change	% Change
Managed Services Revenue	$17,594,124	88%	$23,836,236	98%	$(6,242,112)	(26)%

Legacy Workflow Fees	216,173	1%	350,648	1%	(134,475)	(38)%
Marketplace Spend Fees	1,080,609	5%	—	—%	1,080,609	100%
License Fees	1,151,242	6%	67,344	—%	1,083,898	1,609%
SaaS Services Revenue	2,448,024	12%	417,992	1%	2,030,032	486%

Other Revenue	57,547	—%	183,421	1%	(125,874)	(69)%
Total Revenue	$20,099,695	100%	$24,437,649	100%	$(4,337,954)	(18)%

The revenue reported in 2017 is being reported pursuant to the previous GAAP reporting standards under ASC 605 while the revenue reported in 2018 is being reported pursuant to ASC 606. We adopted the new standards under the modified retrospective approach whereby we were not required to recalculate the revenue at each prior year reporting period. Changes between the standards results in timing differences on how revenue is recognized. As discussed in Note 9 under Item 8 of this Annual Report, the change in standards resulted in a revenue decrease of $287,572 between the periods.

Revenue for the twelve months ended December 31, 2018 decreased by $4,337,954, or approximately 18%, compared to the same period in 2017. This is due to the decline in Managed Services offset by the increase in our SaaS Services.

Historically, we have invested the majority of our time and resources in our Managed Services which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services.

Our merger with TapInfluence provided a springboard for the SaaS Services segment and an immediate increase of market share in the marketplace spend and licensed fees on SaaS Services. We expect that the merger will enable us to scale our customer base more quickly in this space due to the addition of talent, relationships and technology.

Managed Services revenue declined due to lower initial annual commitments from some of our larger customers for their 2018 advertising spends, along with a decrease in the number of smaller customers running short-term campaigns.

SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer's spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license & support fees to access the platform services.

•
Legacy Workflow revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. Revenue from Legacy Workflow represents our net margins received on this business, which averaged approximately 7% for the twelve months ended December 31, 2018. This revenue is declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Legacy Workflow transactions decreased to $216,173 for the twelve months ended December 31, 2018, compared to $350,648 for same period in 2017. With the addition of TapInfluence and its SaaS revenue model and our modifications to IZEAx which now allows marketers to purchase custom content, in addition to sponsored posts, we have shifted our focus away from this platform and its content generated primarily for newspapers and traditional publishers, and expect Legacy Workflow revenue to continue to decline going forward.

•
Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence platforms on a SaaS basis to distribute content for marketing and influencer marketing campaigns. We added revenue from Marketplace Spend Fees of $1,080,609 for the twelve months ended December 31, 2018, primarily as a result of our merger with TapInfluence, which accounted for approximately $1,043,000 of the consolidated Marketplace Spend Fees revenue for the period. Revenue from Marketplace Spend Fees represents our net margins received on this business, which averaged approximately 13% for the twelve months ended December 31, 2018.

•
License and Support Fees revenue are generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased significantly during the twelve months ended December 31, 2018 to $1,151,242, primarily as a result of the merger with TapInfluence, compared to $67,344 in the same period of the prior year.

Other revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. These fees did not have a significant effect on our revenue for the twelve months ended December 31, 2018 and 2017.

Net Bookings

Net bookings is a measure of sales orders received minus any cancellations or adjustments in a given period. Management uses net bookings as a leading indicator of future revenue recognition as revenue is typically recognized within 90-120 days of booking, though larger contracts may be recognized over twelve months from the original booking date. Net bookings can be affected by, among other things, cancellations or changes to orders that occur in future periods. Reductions in net bookings or changes in the expected timing of delivery for services due to delays and customer preferences or other considerations may result in fluctuations in expected future revenue. Net bookings related to Managed Services were $16.5 million in the twelve months ended December 31, 2018 compared to $22.5 million in the twelve months ended December 31, 2017.

Cost of Revenue

Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide custom content and advertising and our internal personnel costs for those primarily responsible for fulfillment of our obligations under our Managed Services. Cost of revenue for the twelve months ended December 31, 2018 decreased by $2,543,161, or approximately 22%, compared to the same period in 2017.  The majority of this decrease is proportional to the decrease in our revenue from Managed Services. Cost of revenue as a percentage of revenue improved by two basis points from 47% in 2017 to 45% in 2018, due to an increase of approximately $2.0 million in our high margin revenue from SaaS Services, which is recorded on a net basis.

Sales and Marketing

Sales and marketing expenses for the twelve months ended December 31, 2018 decreased by $1,108,877, or approximately 15%, compared to the same period in 2017.  In February 2017, we held our IZEAFest Conference for marketers and creators. This event was not repeated in 2018 and the non-recurrence of this event contributed to a $452,000 reduction in our public relations expense which was offset by a $64,000 increase due to our retainer of a new public relations firm in 2018. Marketing costs increased by approximately $158,000 during the twelve months ended December 31, 2018 compared to the same period in 2017, primarily due to our State of the Creator Economy survey which was produced and distributed during 2018 as an update to our latest report produced at the end of 2016. This survey provides key insight and sales resources for our internal team and customers. Our average number of sales, marketing and support personnel declined by almost 15% in 2018 when compared with 2017 which, along with the decrease in variable compensation linked with sales performance, contributed to a reduction of approximately $810,000 in sales and marketing payroll and personnel related expenses.

General and Administrative

     General and administrative expense for the twelve months ended December 31, 2018 decreased by $534,654, or approximately 6%, compared to the same period in 2017.

On July 31, 2016, we purchased all of the outstanding shares of capital stock of ZenContent for aggregate consideration up to $4,500,000, consisting of guaranteed payments of $2,000,000 and contingent performance payments up to $2,500,000 based on ZenContent meeting certain revenue targets for each of the three years ending July 31, 2017, 2018 and 2019. These payments were subject to downward adjustment of up to 30% if ZenContent’s co-founder was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, we initially reduced our remaining guaranteed acquisition cost liability and our estimated contingent performance payments by 30% to be accrued as compensation expense over the three-year term rather than allocated to the purchase price. Each period we review and update our estimates for the contingent performance payments based on current expectations for future performance and increase the value of our guaranteed payments by a portion that was allocated to compensation expense. For the twelve months ended December 31, 2017, we recorded a total increase in our acquisition cost liability related to both the guaranteed and contingent performance payments of $583,010. This resulted in a non-cash expense to general and administrative expense. Based on a July 2018 amendment to the ZenContent Stock Purchase Agreement that changed our assumptions for future contingent performance payments, we recorded a total decrease in our acquisition cost liability related to both the guaranteed and contingent performance payments noted above of $615,845. This resulted in a non-cash gain to general and administrative expense for the twelve months ended December 31, 2018, thus contributing to an overall $1,198,855 decrease in general and administrative expense between the periods.

We capitalized software development costs of $755,000 during the twelve months ended December 31, 2018, which was $580,785 higher than in the prior year period, this resulting in a decrease in general and administrative expense between the periods.

These reductions in general and administrative expense were offset by increases due to (i) higher payroll, stock compensation, and personnel-related expenses of approximately $152,000 due to higher salaries and allocation of additional personnel to manage contract reviews, (ii) increased contractor costs of approximately $287,000 due to additional engineering and accounting contractors utilized during 2018, (iii) increased professional fees of approximately $547,000 due to our acquisition activities, additional procedures related to revised statements and implementation of ASC 606 in our public filings, and an accrual of $500,000 for estimated legal expenses on litigation, (iv) software and license fees of approximately $154,000 for additional AWS hosting costs and costs to upgrade our financial reporting software, and (v) increased rent expense of approximately $81,000 due to additional office locations added during 2018.

Depreciation and Amortization

Depreciation and amortization expense for the twelve months ended December 31, 2018 decreased by $218,448, or approximately 14%, compared to the same period in 2017.

Depreciation and amortization expense on property and equipment was $222,912 and $211,769 for the twelve months ended December 31, 2018 and 2017, respectively. Depreciation expense increased in 2018 due to acquisition of cryptocurrency mining equipment, acquired assets from TapInfluence, and minimal increases in our property and equipment, offset by certain assets becoming fully depreciated.

Our amortization expense was $1,075,447 and $1,305,038 for the twelve months ended December 31, 2018 and 2017, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $780,960 and $994,627 for the twelve months ended December 31, 2018 and 2017, respectively. Amortization expense on our intangible acquisition assets declined through July 2018 as several of the items completed the amortization period for their useful lives, with offsetting increase starting in August 2018 for the newly acquired TapInfluence intangible assets. Amortization expense related to internal use software development costs was $294,487 and $310,411 for the twelve months ended December 31, 2018 and 2017, respectively, and is increasing as we continue to amortize costs associated with the development our current IZEAx platform.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and the change in the fair value of derivatives.

Interest expense increased by $204,523 to $269,473 during the twelve months ended December 31, 2018 compared to the same period in 2017 primarily due higher interest rates and higher amounts outstanding on our credit facility in 2018.

We recorded expense of $11,794 and income of $39,269 resulting from the change in the fair value of restricted stock during the twelve months ended December 31, 2018 and 2017, respectively.

The $62,308 increase in other income (expense) between the periods includes currency exchange losses related to our Canadian transactions during the twelve months ended December 31, 2018 as compared to exchange gains during 2017.

Net Loss

Net loss for the twelve months ended December 31, 2018 was $5,718,407, a $250,708 increase in the net loss of $5,467,699 for the same period in 2017.  The increase in net loss was impacted by the factors discussed previously, as well as an increase in our interest paid to finance our operations during the twelve months ended December 31, 2018.

Non-GAAP Financial Measures

Below are financial measures of our gross billings and Adjusted EBITDA. These are “non-GAAP financial measures” as defined under the rules of the Securities and Exchange Commission (the “SEC”). We use these non-GAAP financial measures to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may make changes in future periods to the key financial metrics that we consider to measure our business.

Gross Billings by Segment

Company management evaluates its operations and makes strategic decisions based, in part, on gross billings from its two primary operating segments, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts earned from our customers for the services we performed, or the amounts charged to our customers for their self-service purchase of goods and services on our platforms. Gross Billings are the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for GAAP reporting purposes.

Gross billings for Managed Services is the same as revenue reported in our consolidated statements of operations on a GAAP basis, as there is no requirement to net the costs of revenue against the revenue. Gross billings for Marketplace Spend Fees (which are included in SaaS Services) differ from revenue reported in our consolidated statements of operations on a GAAP basis, which is presented net of the amounts we pay to our third-party creators providing the content or sponsorship services. Gross billings for all other revenue types equals the revenue reported in our consolidated statements of operations.

We consider gross billings to be an important indicator of our potential performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings that we are able to retain after payments to our creators. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flow. We invoice our customers based on our services performed or based on their self-service transactions plus our fee. Then we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to the time of payment to our creators, we could experience large swings in our cash flows. Finally, gross billings allows us to evaluate our transaction totals on an equal basis in order for us to see our contribution margins by revenue stream so that we can better understand where we should be allocating our resources.

The following table sets forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Twelve Months Ended December 31,
	2018		2017		$ Change	% Change
Managed Services Revenue	$17,594,124	59%	$23,836,236	82%	$(6,242,112)	(26)%

Legacy Workflow	3,048,503	10%	5,094,973	17%	(2,046,470)	(40)%
Marketplace Spend	8,127,774	27%	—	—%	8,127,774	100%
License Fees	1,151,242	4%	67,344	—%	1,083,898	1,609%
SaaS Services Gross Billings	12,327,519	41%	5,162,317	17%	7,165,202	139%

Other Revenue	57,547	—%	183,421	1%	(125,874)	(69)%
Total Gross Billings	$29,979,190	100%	$29,181,974	100%	$797,216	3%

Gross billings for our SaaS Services segment were $12,327,519 for the twelve months ended December 31, 2018, an increase of $7,165,202 compared to the same period in 2017. The increase was primarily due to the addition of TapInfluence in July 2018, accounting for approximately $8.8 million of gross billings for the twelve months ended December 31, 2018, of which approximately $7.8 million was for Marketplace Spend and approximately $1.0 million was for License Fees. We expect our merger with TapInfluence to have a continuing significant positive impact on our future gross billings in our SaaS Services segment as we build on the significant marketer base obtained from the merger, offset by the phasing out of our Legacy Workflow activity.

The following table sets forth a reconciliation from the GAAP measurement of Revenue to our non-GAAP financial measure of gross billings stated above and the percentage change between the periods:

	Twelve Months Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$20,099,695	$24,437,649	$(4,337,954)	(18)%
Plus payments made to third-party creators (1)	9,879,495	4,744,325	5,135,170	108%
Gross billings	$29,979,190	$29,181,974	$797,216	3%
(1) Payments made to third-party creators for the Legacy Workflow and Marketplace Spend components of our revenue reported on a net basis for GAAP.

Adjusted EBITDA

We define Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock-based compensation, gain or loss on asset disposals or impairment, changes in acquisition cost estimates, and all other unusual or non-cash income and expense items such as gains or losses on settlement of liabilities and exchanges, and changes in the fair value of derivatives, if applicable.

We use Adjusted EBITDA as a measure of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business, and in communications with our Board of Directors regarding our financial performance. We believe that Adjusted EBITDA also provides useful information to investors as it excludes transactions not related to our core cash operating business activities, and it provides consistency and facilitates period-to-period comparisons. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. All companies do not calculate Adjusted EBITDA in the same manner, and Adjusted EBITDA as presented by us may not be comparable to Adjusted EBITDA presented by other companies, which limits its usefulness as a comparative measure.

Moreover, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for an analysis of our results of operations as under GAAP. These limitations are that Adjusted EBITDA:

•
does not include stock-based compensation expense, which is a non-cash expense, but has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•
does not include stock issued for payment of services, which is a non-cash expense, but has been, and is expected to be for the foreseeable future, an important means for us to compensate our directors, vendors and other parties who provide us with services;

•
does not include changes in acquisition cost estimates as a result of the allocation of acquisition costs payable to compensation expense or changes in the estimate of contingent acquisition costs payable, which may or may not ever be paid, but may be a significant recurring expense for our business if we continue to make business acquisitions;

•
does not include gains or losses on the settlement of acquisition costs payable or liabilities when the stock value, as agreed upon in the agreement, varies from the market price of our stock on the settlement date. This is a non-cash expense, but will continue to be a recurring expense for our business on certain business contracts where the amounts can vary;

•	does not include unusual or expected non-recurring items such as large litigation reserves;

•
does not include depreciation and intangible assets amortization expense, impairment charges and gains or losses on disposal of equipment, which is not always a current period cash expense, but the assets being depreciated and amortized may have to be replaced in the future; and

•
does not include changes in fair value of derivatives, interest expense and other gains, losses, and expenses that we believe are not indicative of our ongoing core operating results, but these items may represent a reduction or increase in cash available to us.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the operation and growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures as supplements. In evaluating these non-GAAP financial measures, you should be aware that in the future, we may incur expenses similar to those for which adjustments are made in calculating Adjusted EBITDA. Our presentation of these non-GAAP financial measures should also not be construed to infer that our future results will be unaffected by unusual or non-recurring items.

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2018 and 2017:

	Twelve Months Ended December 31,
	2018	2017
Net loss	$(5,718,407)	$(5,467,699)
Non-cash stock-based compensation	580,693	635,427
Non-cash stock issued for payment of services	125,000	181,995
(Gain) loss on disposal of equipment	156	(8,757)
(Gain) loss on settlement of acquisition costs payable	(84,938)	(10,491)
Increase (decrease) in value of acquisition costs payable	(615,845)	583,010
Depreciation and amortization	1,298,359	1,516,807
Legal expense accrual	500,000	—
Interest expense	269,473	64,950
Change in fair value of derivatives	11,794	(39,269)
Adjusted EBITDA	$(3,633,715)	$(2,544,027)

Revenue	$20,099,695	$24,437,649
Adjusted EBITDA as a % of Revenue	(18)%	(10)%

Liquidity and Capital Resources

We had cash and cash equivalents of $1,968,403 as of December 31, 2018 as compared to $3,906,797 as of December 31, 2017, a decrease of $1,938,394 primarily due to the funding of our operating losses.  We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $53,094,649 as of December 31, 2018.   To date, we have financed our operations through internally generated revenue from operations and the sale and exercise of our equity securities.

Cash used for operating activities was $5,582,480 during the twelve months ended December 31, 2018 and is the result of expenses exceeding our revenues. Cash used for investing activities was $908,609 during the twelve months ended December 31, 2018 primarily due to the payment of $755,164 related to the development of our proprietary software and purchases of $170,175 for updated computer and office equipment. Cash provided by financing activities during the twelve months ended December 31, 2018 was $4,552,695, which amount consisted primarily of net proceeds received from our public securities offerings during the quarter ended September 30, 2018.

Acquisition Obligations

On July 31, 2016, we entered into a Stock Purchase Agreement (the “ZenContent Stock Purchase Agreement”) with ZenContent, Inc. (“ZenContent”), pursuant to which we purchased all of the outstanding shares of capital stock of ZenContent. Upon closing we paid a cash payment of $400,000 and issued 86,207 shares of our common stock valued at $600,000. The ZenContent Stock Purchase Agreement also requires (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of our common stock (determined at our option). On July 31, 2017, we paid $266,898 all in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments. On July 30, 2018, we paid $333,333 for the second annual installment due under ZenContent Stock Purchase Agreement. Of this amount $111,112 was paid in cash and $222,221 was paid using 98,765 shares of our common stock valued at $2.25 per share using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date. On July 30, 2019, we will be required to make the third and final annual installment payment of $333,334 in the form of either cash or additional shares of our common stock (determined at our option) as long as at least a minimum of 33% is paid in the form of cash. We are also required to pay contingent performance payments of $90,000 pursuant to the ZenContent Stock Purchase Agreement, as amended, $45,000 of which was due and paid in cash on November 1, 2018, and $45,000 in cash or stock, at our option, due on November 1, 2019.

On July 26, 2018, we completed our merger with TapInfluence. Pursuant to the merger agreement, we will pay former TapInfluence stockholders an additional $4,500,000, less any final working capital adjustments, in the form of cash, common stock or a combination thereof, at our option, in two installments - $1,000,000 six months after the closing date and $3,500,000 twelve months after the closing date of the merger. On January 26, 2019, we paid the first installment of $884,584 ($1,000,000 less the final working capital adjustment of $115,416) using 660,136 shares of our common stock valued at $1.34 per share, using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date. We recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day average price of the common stock of $1.34 required by the Merger Agreement.

If we continue to issue stock rather using cash to settle the above obligations, this may result in the future issuance of substantial and currently indeterminable amount of shares, because the number of shares will be determined using the thirty (30) trading day volume-weighted average closing price of our common stock prior to the payment.

Secured Credit Facility

We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA's merger with TapInfluence, we entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. As of December 31, 2018,we had $1,526,288 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $3,473,712 under the agreement as of December 31, 2018.

Common Stock Offerings

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

Financial Condition

With the cash on hand after our July 2018 and September 2018 common stock offerings and the expected additional revenue potential and operational efficiencies after our merger with TapInfluence in July 2018, along with our available credit line with Western Alliance Bank, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Annual Report. However, we do not currently have enough cash to pay our future obligations relating to our acquisitions of ZenContent and TapInfluence as they become due in July 2019. We intend to rely on our ability to issue shares of our common stock as payment, but if we are limited in our ability to issue shares, cannot raise additional cash through our operations, borrowing on our credit facilities, or through a sale of our equity or equity linked securities to pay for these future obligations, we will need to significantly slow or pause our business activities and reduce expenses until such time as we are able to raise additional capital or perhaps even cease the operation of our business.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments are based upon the historical experience of the Company, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies included in Item 8 of this Annual Report. We consider accounting estimates to be critical accounting policies when:

•	The estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.

When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from our estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. We consider an account to be delinquent when the customer has not paid its balance due by the associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on our best estimate of the uncollectible portion of the account. Management estimates the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $278,190 for doubtful accounts as of December 31, 2018. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the twelve months ended December 31, 2018 and 2017.

Concentrations of credit risk with respect to accounts receivable were typically limited, because a large number of geographically diverse customers make up our customer base, thus spreading the trade credit risk. However, with our acquisition of TapInfluence, we have increased credit exposure on certain customers who carry significant credit balances related to their Marketplace Spend. We control credit risk through credit approvals, credit limits and monitoring procedures. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable. We had two customers that accounted for 36% of total accounts receivable at December 31, 2018 and no customer that accounted for more than 10% at December 31, 2017.

Software Development Costs and Acquired Intangible Software

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. We have capitalized $2,316,515 to software development costs in the consolidated balance sheet as of December 31, 2018. We also acquired additional proprietary software platforms valued at $1,130,000 during our acquisitions of Ebyline, ZenContent and TapInfluence. These costs are reflected as intangible assets in the consolidated balance sheet as of December 31, 2018. We do not transfer ownership of our software to third parties. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features.

Goodwill and Business Combinations

Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. We have goodwill in connection with our acquisition of Ebyline, ZenContent, and TapInfluence. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

We perform our annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. We have determined that prior to and after the acquisition of Ebyline and ZenContent, we had one reporting unit. Subsequent to the merger with TapInfluence, we have determined that we have two reporting units.

Revenue Recognition

We generate revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other consulting services (“Managed Services”); (2) revenue from fees charged to self-service customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other”).

On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method, under which comparative periods were not restated and the cumulative effect of applying the standard was recognized at the date of initial adoption on January 1, 2018. Under the modified retrospective method, we only applied the new standard to contracts that were not completed as of January 1, 2018. Under ASC 606, revenue is recognized based on a five-step model and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under the former rules. We have reviewed our sources of revenue in accordance with each of the five steps in the model, which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are distinct performance obligations. We also determine whether we act as an agent or a principal for each identified performance obligation. The determination of whether we act as the principal or the agent is highly subjective and requires us to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which we act as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and we record the amounts we pay to third-party creators as cost of revenue. For transactions in which we act as an agent, revenue is reported on a net basis as the amount we charged to the self-service marketer using our platforms, less the amounts paid to the third-party creators providing the service.

We maintain separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with us to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. We assess collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. The allocation of the transaction price to the performance obligations in the contract is based on a cost-plus methodology.

For Managed Services Revenue, we enter into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer's brand and they purchase custom content for internal and external use. We may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that may range from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. We view our obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as we have no alternative for the custom content and we have an enforceable right to payment for performance completed to date under the contracts. We consider custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on our evaluations, revenue from Managed Services is reported on a gross basis, because we have the primary obligation to fulfill the performance obligations and we create, review and control the services. We take on the risk of payment to any third-party creators and we establish the contract price directly with our customers based on the services requested in the statement of work.

For Marketplace Spend and Legacy Workflow Revenue, the self-service customer instructs creators found through our platforms to provide and/or distribute custom content for an agreed upon transaction price. Our platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on our evaluations, Marketplace Spend Fee revenue is reported on a net basis since we are acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform, and is typically recognized upon publishing or purchase of the marketplace spend by the creator and verification of the publishing by the marketer.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period and generally have five or ten-year contract lives.  We use the closing stock price of our common stock on the date of the grant as the associated fair value of our common stock.  We estimate the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
The following table shows the number of stock options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the twelve months ended December 31, 2018 and 2017:

Twelve Months Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2017	141,246	$3.49	6.0 years	50.16%	2.06%	$1.76
December 31, 2018	156,084	$1.60	6.0 years	108.49%	2.71%	$0.96

There were outstanding options to purchase 1,040,477 shares with a weighted average exercise price of $5.23 per share, of which options to purchase 739,967 shares were exercisable with a weighted average exercise price of $6.08 per share as of December 31, 2018.   The intrinsic value on outstanding options as of December 31, 2018 was $150. The intrinsic value on exercisable options as of December 31, 2018 was $0.

The Company used the following assumptions for restricted stock units granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2018 and 2017:

Twelve Months Ended	Total Restricted Stock Units Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2017	—	n/a	—	—%	—%	$—
December 31, 2018	160,000	n/a	1 year	151.41%	2.62%	$1.04

As of December 31, 2018, we had outstanding unvested restricted stock units of 160,000 shares with an intrinsic value of $156,800.

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
IZEA Worldwide, Inc.
Winter Park, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IZEA Worldwide, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida
March 28, 2019

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current:
Cash and cash equivalents	$1,968,403	$3,906,797
Accounts receivable, net	7,071,815	3,647,025
Prepaid expenses	527,968	389,104
Other current assets	39,203	9,140
Total current assets	9,607,389	7,952,066

Property and equipment, net	272,239	286,043
Goodwill	8,316,722	3,604,720
Intangible assets, net	3,149,949	667,909
Software development costs, net	1,428,604	967,927
Security deposits	143,174	148,638
Total assets	$22,918,077	$13,627,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,618,103	$1,756,841
Accrued expenses	1,968,589	1,592,356
Contract liabilities	4,957,869	3,070,502
Line of credit	1,526,288	500,550
Current portion of deferred rent	17,420	45,127
Current portion of acquisition costs payable	4,611,493	741,155
Total current liabilities	15,699,762	7,706,531

Deferred rent, less current portion	—	17,419
Acquisition costs payable, less current portion	—	609,768
Total liabilities	15,699,762	8,333,718

Commitments and Contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 12,075,708 and 5,733,981, respectively, issued and outstanding	1,208	573
Additional paid-in capital	60,311,756	52,570,432
Accumulated deficit	(53,094,649)	(47,277,420)
Total stockholders’ equity	7,218,315	5,293,585

Total liabilities and stockholders’ equity	$22,918,077	$13,627,303

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2018	2017

Revenue	$20,099,695	$24,437,649

Costs and expenses:
Cost of revenue (exclusive of amortization)	9,042,155	11,585,316
Sales and marketing	6,484,320	7,593,197
General and administrative	8,683,911	9,218,565
Depreciation and amortization	1,298,359	1,516,807
Total costs and expenses	25,508,745	29,913,885

Loss from operations	(5,409,050)	(5,476,236)

Other income (expense):
Interest expense	(269,473)	(64,950)
Change in fair value of derivatives, net	(11,794)	39,269
Other income (expense), net	(28,090)	34,218
Total other income (expense), net	(309,357)	8,537

Net loss	$(5,718,407)	$(5,467,699)

Weighted average common shares outstanding – basic and diluted	8,541,725	5,674,901
Basic and diluted loss per common share	$(0.67)	$(0.96)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	5,456,118	$545	$50,797,039	$(41,809,721)	$8,987,863
Stock issued for payment of acquisition liability	200,542	20	928,021	—	928,041
Stock purchase plan issuances	16,168	2	26,247	—	26,249
Stock issued for payment of services	48,879	5	154,995	—	155,000
Stock issuance costs	—	—	(12,353)	—	(12,353)
Stock-based compensation	12,274	1	676,483	—	676,484
Net loss	—	—	—	(5,467,699)	(5,467,699)
Balance, December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585
Cumulative effect of change in accounting policy to ASC 606	—	—	—	(98,822)	(98,822)
Sale of securities	4,963,333	497	5,666,503	—	5,667,000
Stock issued for payment of acquisition liability	1,248,765	125	1,896,658	—	1,896,783
Stock purchase plan issuances	21,366	2	17,251	—	17,253
Stock issued for payment of services	30,265	3	124,997	—	125,000
Stock issuance costs	—	—	(712,345)	—	(712,345)
Stock-based compensation	77,998	8	748,260	—	748,268
Net loss	—	—	—	(5,718,407)	(5,718,407)
Balance, December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,718,407)	$(5,467,699)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	222,912	211,769
Amortization of software development costs and other intangible assets	1,075,447	1,305,038
(Gain) loss on disposal of equipment	156	(8,757)
Provision for losses on accounts receivable	93,378	40,302
Stock-based compensation	580,693	635,427
Fair value of stock issued for payment of services	125,000	181,995
(Decrease)/increase in fair value of contingent acquisition costs payable	(485,747)	234,565
Gain on settlement of acquisition costs payable	(84,938)	(10,491)
Change in fair value of derivatives, net	11,794	(39,269)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(280,420)	58,368
Prepaid expenses and other current assets	14,784	(10,596)
Accounts payable	710,446	318,452
Accrued expenses	(1,784,084)	730,179
Contract liabilities	(18,368)	(245,061)
Deferred rent	(45,126)	(34,291)
Net cash used for operating activities	(5,582,480)	(2,100,069)

Cash flows from investing activities:
Purchase of equipment	(170,175)	(28,405)
Software development costs	(755,164)	(174,379)
Merger with TapInfluence, Inc. net of cash acquired	11,266	—
Security deposits	5,464	13,098
Net cash used for investing activities	(908,609)	(189,686)

Cash flows from financing activities:
Payments on acquisition liabilities	(120,930)	(266,898)
Proceeds from sale of securities	5,667,000	—
Proceeds from line of credit, net of repayments	(298,283)	500,550
Proceeds from stock purchase plan issuances	17,253	26,249
Stock issuance costs	(712,345)	(12,353)
Net cash from financing activities	4,552,695	247,548

Net decrease in cash and cash equivalents	(1,938,394)	(2,042,207)
Cash and cash equivalents, beginning of year	3,906,797	5,949,004

Cash and cash equivalents, end of period	$1,968,403	$3,906,797

Supplemental cash flow information:
Cash paid for interest	$150,900	$37,898

Non-cash financing and investing activities:
Common stock issued for payment of acquisition liability	$1,896,783	$928,041
Fair value of common stock issued for future services, net	$449,925	$155,000
Acquisition costs payable for assets acquired	$4,384,584	$—

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
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

The Company's primary technology platform, The IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator's personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube among others. In addition to IZEAx, the Company operates the Ebyline and TapInfluence technology platforms. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms in the news agencies with a “virtual newsroom” to handle their content workflow. The TapInfluence platform performs in a similar manner to IZEAx and is being utilized by the majority of its customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns.

Liquidity and Going Concern
The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $53,094,649 as of December 31, 2018.  For the year ended December 31, 2018, the Company had a net loss of $5,718,407. The Company's cash balance as of December 31, 2018 was $1,968,403 and the Company's operating activities used cash of $5,582,480 for the year ended December 31, 2018.

As further discussed in Note 7, the Company received net proceeds of $3,140,647 and $1,820,965 from two separate underwritten public offerings on July 2, 2018 and September 21, 2018, respectively. The Company used a portion of the July 2, 2018 proceeds to finance its merger with TapInfluence. As of December 31, 2018, the Company has the obligation to pay former TapInfluence stockholders an additional $3,500,000 in the form of cash, common stock or a combination thereof, at IZEA’s option, in July 2019.

With the cash on hand after our July 2018 and September 2018 common stock offerings and the expected additional revenue potential and operational efficiencies after our merger with TapInfluence in July 2018, along with our available credit line with Western Alliance Bank, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Annual Report. However, we do not currently have enough cash to pay our future obligations relating to our acquisitions of ZenContent and TapInfluence as they become due in July 2019. We intend to rely on our ability to issue shares of our common stock as payment, but if we are limited in our ability to issue shares, cannot raise additional cash through our operations, borrowing on our credit facilities, or through a sale of our equity or equity linked securities to pay for these future obligations, we will need to significantly slow or pause our business activities and reduce expenses until such time as we are able to raise additional capital or perhaps even cease the operation of our business.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiaries, subsequent to the subsidiaries' individual acquisition, merger or formation dates, as applicable. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements were prepared using the acquisition method of accounting with IZEA considered the accounting acquirer of Ebyline, ZenContent and TapInfluence. Under the acquisition method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $278,190 and $189,000, for doubtful accounts as of December 31, 2018 and 2017, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2018 and 2017.

Concentrations of credit risk with respect to accounts receivable were typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company's acquisition of TapInfluence, it has increased credit exposure on certain customers who carry significant credit balances related to their Marketplace Spend. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had two customers that together accounted for 36% of total accounts receivable at December 31, 2018 and no customer that accounted for more than 10% at December 31, 2017. The Company had no customer that accounted for more than 10% of its revenue during either of the twelve months ended December 31, 2018 or December 31, 2017.

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

Goodwill and Business Combinations
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company has goodwill in connection with its acquisitions of Ebyline, ZenContent and TapInfluence. Goodwill is not amortized but instead it is tested for impairment at least annually. In the event that management

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that it has two reporting units as of December 31, 2018. See further discussion regarding segment reporting in Note 10.

For the twelve months ended December 31, 2018 and 2017, there were no impairment charges to goodwill.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 4 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the twelve months ended December 31, 2018 and 2017, there were no impairment charges associated with the Company's long-lived assets.

Software Development Costs
In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. See Note 5 for further details.

Revenue Recognition
The Company generates revenue from five primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other consulting services (“Managed Services”); (2) revenue from fees charged to self-service customers on their marketplace spend within the Company's IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”) (4) revenue from transactions generated by the self-service use of the Company's Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of the Company's platforms (“Other”).

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method, under which comparative periods were not restated and the cumulative effect of applying the standard was recognized at the date of initial adoption on January 1, 2018. Under the modified retrospective method, the Company only applied the new standard to contracts that were not completed as of January 1, 2018. Under ASC 606, revenue is recognized based on a five-step model and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under the former rules. The Company has reviewed its sources of revenue in accordance with each of the five steps in the model, which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as the principal or the agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the Company charged to the self-service marketer using the Company's platforms, less the amounts paid to the third-party creators providing the service.

The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. The allocation of the transaction price to the performance obligations in the contract is based on a cost-plus methodology.

For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer's brand and they purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that may range from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on the Company's evaluations, revenue from Managed Services is reported on a gross basis, because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work.

For Marketplace Spend and Legacy Workflow Revenue, the self-service customer instructs creators found through the Company's platforms to provide and/or distribute custom content for an agreed upon transaction price. The Company's platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on the Company's evaluations, Marketplace Spend Fee revenue is reported on a net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform, and is typically recognized upon publishing or purchase of the marketplace spend by the creator and verification of the publishing by the marketer.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.

See Note 9 for further details on the Company's adoption and disclosures related to ASC 606.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the twelve months ended December 31, 2018 and 2017 were approximately $470,000 and $324,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2015, 2016 and 2017.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value consisted of its acquisition cost liability (see Note 2) as of December 31, 2018 and 2017. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term and risk-adjusted interest rates. In developing its credit risk assumption used in the fair value of warrants, the Company considered publicly available bond rates and US Treasury Yields. However, since the Company does not have a formal credit-standing, management estimated its standing among various reported levels and grades for use in the model. During all periods, management estimated that the Company's standing was in the speculative to high-risk grades (BB- to CCC in the Standard and Poor's Rating). Significant increases or decreases in the estimated remaining period to exercise or the risk-adjusted interest rate could result in a significantly lower or higher fair value measurement.

The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, unearned revenue, and accrued expenses. Unless otherwise disclosed, the fair values of the Company’s long-term debt obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 7) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2018 and 2017:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2018	December 31, 2017
Expected term	6 years	6 years
Weighted average volatility	108.49%	50.16%
Weighted average risk-free interest rate	2.71%	2.06%
Expected dividends	—	—

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Weighted average expected forfeiture rates on stock options were 4.73% and 8.58% during the twelve months ended December 31, 2018 and 2017, respectively.

The Company used the following assumptions for restricted stock units granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2018 and 2017:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2018	December 31, 2017
Expected term	1 year	0
Weighted average volatility	151.41%	—%
Weighted average risk-free interest rate	2.62%	—%
Expected dividends	—	—
The weighted average expected forfeiture rate applied on restricted stock units was 0.00% during the twelve months ended December 31, 2018 since this was the first year of restricted stock unit issuances and the Company does not have a history of forfeitures.

The Company may issue shares of restricted stock or restricted stock units which vest over future periods. The value of shares issued to non-employees is required to be adjusted over the vesting period. See Note 7 for additional information related to these shares.

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

Segment Information
Prior to its merger with TapInfluence, the Company managed its operations as one segment for reporting purposes and evaluated operations and made business decisions based on consolidated results. Effective in the quarter ended September 30, 2018, and primarily as a result of the merger with TapInfluence, the Company has significantly expanded its operations related to license fees and marketplace spend fees. As a result, Company management is now actively evaluating operations under two reportable business segments (see Note 10).

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements
Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Since the issuance of the original standard, the FASB has issued a subsequent update, ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which provides a practical expedient for land easements.

The Company currently expects to elect the package of practical expedients, which permit it to carryforward its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company currently expects to adopt the practical expedient that allows comparative periods to be reported under current lease accounting guidance consistent with previously issued financial statements. The Company also does not currently expect to record leases on the balance sheet that at the commencement date have a lease term of twelve months or less.

The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt the new standard effective January 1, 2019 and has elected to apply the guidance as of the adoption date. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Based upon the relative small size and short duration of its lease portfolio, the Company expects that the initial adoption of this standard will result in recording a right-to-use asset and associated lease liability on its balance sheet of less than $500,000. The Company expects that this standard will not have an impact on its statements of operations or cash flows.

Earnings Per Share: In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

Derivatives and Hedging: In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

Stock Compensation: In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee ShareBased Payment Accounting. The amendments in the new guidance specify that Topic 718 applies to all sharebased payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing sharebased payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements and believes that the impact will not be material.

Fair Value Measurements: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance will be effective for the Company beginning January 1, 2020, with early adoption permitted upon issuance of this updated guidance. The Company does not plan to early adopt this ASU, and it is currently evaluating the impact of adopting this guidance.

Collaborative Arrangements: In November 2018, the FASB issued ASU No 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606. The guidance makes targeted improvements to GAAP for collaborative arrangements including: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and (iii) requiring that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of ASC 606. An entity may elect to apply the amendments in this ASU retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of ASC 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in ASC 606. The Company is currently assessing the effect the adoption of this standard will have on its financial statements.

NOTE 2.     BUSINESS ACQUISITIONS

TAPINFLUENCE, INC.

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

At closing, IZEA paid to TapInfluence stockholders the sum of $1,500,000 in cash, less an estimated closing working capital adjustment of $181,633, along with other adjustments as defined in the Merger Agreement, and issued 1,150,000 shares of IZEA's common stock valued at $1,759,500 based on the $1.53 closing market price of IZEA's common stock on July 26, 2018. IZEA has agreed to pay TapInfluence stockholders an additional $4,500,000 in the form of cash, common stock or a combination thereof, at IZEA’s option, in two installments - $1,000,000 six months after the closing date of the merger and $3,500,000 twelve months after the closing date of the merger. Stock issuances, if any, will be determined based on the 30-trading day volume-weighted average price per share of IZEA's common stock prior to the payment date. Future cash payments and stock issuances may be withheld from the six month or twelve month payment for post-closing working capital adjustments and to satisfy indemnifiable claims made by IZEA with respect to any misrepresentations or breaches of warranty under the Merger Agreement by TapInfluence or the stockholders of TapInfluence within 12 months after the closing date of the merger. Following the closing of the merger, IZEA calculated the final working capital as of the closing date to be $297,049. Therefore, the purchase price was reduced by an additional $115,416 that was deducted from the six-month installment payment made in January 2019.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Remaining Present and Fair Value
	7/26/2018	7/26/2018	12/31/2018
Cash paid at closing (a)	$1,500,000	$1,500,000	$—
Stock paid at closing (a)	1,759,500	1,759,500	—
Purchase price adjustment (b)	(439,610)	(555,026)	(115,416)
First deferred purchase price installment (c)	1,000,000	970,576	995,097
Second deferred purchase price installment (c)	3,500,000	3,271,028	3,366,433
Total estimated consideration	$7,319,890	$6,946,078	$4,246,114

Current portion of acquisition costs payable			$4,246,114
Long-term portion of acquisition costs payable			—
Total acquisition costs payable			$4,246,114

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

(c)
Aggregate post-acquisition date consideration consists of additional payments totaling $4,500,000, less any remaining adjustment related to the final working capital adjustment calculation. The payments will be made in the form of cash, common stock or a combination thereof, at IZEA’s option, in two installments - $1,000,000 six months after the closing date of the merger and $3,500,000 twelve months after the closing date of the merger. Stock issuances, if any, will be determined based on the 30-trading day volume-weighted average price per share of IZEA's common stock prior to the payment date. Future cash payments and stock issuances may be withheld from the six month or twelve month payment for post closing working capital adjustments and to satisfy indemnifiable claims made by IZEA with respect to any misrepresentations or breaches of warranty under the Merger Agreement by TapInfluence or the stockholders of TapInfluence within 12 months after the closing date of the merger. Post closing, IZEA calculated the final working capital as of the closing date as a negative $297,049, which was $115,416 lower than the original estimate of negative $181,633. Therefore, the purchase price was reduced by an additional $115,416, which was deducted from the six-month installment payment paid in January 2019.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes the preliminary amounts of net assets acquired at the merger date:

Estimated Approximate Fair Value
7/26/2018
Current assets	$4,337,334
Property and equipment	39,089
Identifiable intangible assets	3,263,000
Goodwill	4,712,002
Current liabilities	(4,071,730)
Long-term debt	(1,333,617)
Total net assets acquired	6,946,078
Less: cash acquired	(1,071,656)
Net purchase consideration	$5,874,422

For the twelve months ended December 31, 2018, $1,991,548 of the Company's consolidated revenue was associated with TapInfluence operations. The Company is unable to determine net loss specifically related to TapInfluence operations as the majority of operational resources were shared with IZEA.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination with TapInfluence had occurred on January 1, 2017:

	Pro Forma
	Twelve Months Ended December 31,
	12/31/2018	12/31/2017
Pro forma revenue	$22,645,356	$30,316,579
Pro forma cost of revenue	$9,418,297	$12,187,631
Pro forma gross profit	$32,063,653	$42,504,210

Pro forma net loss prior to adjustments	$(7,070,224)	$(9,035,903)
Pro forma adjustment to net loss:
Difference in amortization of acquired identifiable intangible assets	(569,139)	(1,035,667)
Difference in depreciation of acquired property and equipment	8,835	127,308
Acquisition-related expenses	158,795	(158,795)
Pro forma net loss combined	$(7,471,733)	$(10,103,057)

The business combination was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As the acquirer for accounting purposes, IZEA is in the process of finalizing its estimated fair value of TapInfluence’s assets acquired and liabilities assumed and conforming the accounting policies of TapInfluence to its own accounting policies. The Company does not expect there to be any material changes to its acquisition accounting based upon its final review procedures. However, differences between these preliminary estimates and the final purchase price accounting may occur, and these differences could have a material impact on the Company's consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

ZENCONTENT, INC.

On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent (the “ZenContent Stock Purchase Agreement”) for a maximum purchase price to be paid over three years of $4,500,000. Upon closing, the Company paid a cash payment of $400,000 and issued 86,207 shares of the Company's common stock valued at $600,000. The ZenContent Stock Purchase Agreement also requires (i) three equal annual installment payments totaling $1,000,000, subject to a working capital adjustment, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of the Company's common stock (determined at the Company's option). Additionally, these payments were subject to a downward adjustment of up to 30% if ZenContent's co-founder was terminated by IZEA for cause or she terminated her employment without good reason.

The Company amended the ZenContent Stock Purchase Agreement on October 21, 2016, to clarify definitions surrounding contingent performance payments and to provide for a contingent cash commission of 1% on certain IZEA legacy clients for which the Company used ZenContent technology to produce content for its Managed Services in the future. The Company entered into a second amendment to the ZenContent Stock Purchase Agreement on July 17, 2018 to further amend the terms of the contingent performance payments. The parties agreed to pay approximately $9,818 related to the historical 1% commission on IZEA legacy client calculations and to fix the amount payable for any further contingent performance payments at $90,000, of which $45,000 was paid in cash on November 1, 2018, and $45,000 is due on November 1, 2019 and is payable in cash or stock at the Company's option. In return for the fixed valuation of the contingent performance payments, the Company waived its rights to reduce the future guaranteed annual and contingent performance payments in the event that ZenContent's co-founder terminated her employment, after which she terminated her employment with the Company on July 20, 2018.

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2017	12/31/2018
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	606,413	321,740
Contingent performance payments (c)	2,500,000	230,000	744,510	43,639
Total estimated consideration	$4,433,565	$1,796,547	$1,350,923	$365,379

Current portion of acquisition costs payable			$741,155	$365,379
Long-term portion of acquisition costs payable			609,768	—
Total acquisition costs payable			$1,350,923	$365,379

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate post-acquisition date consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment (“guaranteed purchase price”), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing. These payments are also subject to a downward adjustment up to 30% if ZenContent’s co-founder was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25. Compensation expense added to the guaranteed acquisition costs payable and recorded as general and administrative expense in the Company's consolidated statement of operations was $30,208 and $162,500 for the twelve months ended December 31, 2018 and 2017, respectively. The initial guaranteed purchase price consideration was discounted to present value using the Company's borrowing rate of prime plus 2% (5.5% on July 31, 2016). Interest expense imputed on the guaranteed acquisition costs payable

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

in the accompanying consolidated statement of operations was $18,452 and $28,463 for the twelve months ended December 31, 2018 and 2017. On July 31, 2017, the Company paid $266,898 in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments. On July 31, 2018, the Company paid the second annual installment, comprised of $111,112 in cash and $222,221 in stock using 98,765 shares of its common stock valued at $2.25 per share, using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date.

(c)
The contingent performance payments were subject to ZenContent achieving certain minimum revenue thresholds over 36 months. ZenContent is required to meet minimum revenues of $2.5 million, $3.5 million and $4.5 million in the first, second and third, respective 12-month periods following the closing in order to receive any portion of the contingent performance payments. Of these payments, 33% of each such annual installment or contingent performance payment was to be in the form of cash and the remainder of such payment was to be in the form of either cash or additional shares of IZEA common stock, at the Company's option. The value of the Company's common stock would be valued using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market. These contingent performance payments were subject to downward adjustment of up to 30% if ZenContent's co-founder was terminated by IZEA for cause or she terminated her employment without good reason. On July 31, 2016, the Company initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments was required to be revalued each quarter and was calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework was considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 17%) and assumed it would follow geometric Brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's fair value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% at the time of valuation. The Company revised its estimate of the contingent performance payments, based on the fixed payments agreed upon in the second amendment to the ZenContent Stock Purchase Agreement, and determined that current fair value of the remaining contingent performance payments as of December 31, 2018 was $43,639 compared to $744,510 as of December 31, 2017. The change in the estimated fair value of contingent performance payable resulted in a $646,053 decrease in general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2018. Of this amount, $160,306 was allocated to reduce compensation expense and a gain of $485,747 was allocated as a change in the fair value of the contingent performance payments. The Company revalued its estimate of the contingent performance payment as of December 31, 2017 based on actual results and projections at the time and determined that current fair value of the contingent performance payments was $744,510 as of December 31, 2017 compared to $324,000 as of December 31, 2016. The 2017 change in the estimated fair value of contingent performance payable resulted in a $420,510 increase to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2017. Of this amount, $185,945 was allocated to increase compensation expense and an expense of $234,565 was allocated as a change in the fair value of the contingent performance payments.

NOTE 3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2018	December 31, 2017
Furniture and fixtures	$293,777	$254,099
Office equipment	77,194	74,627
Computer equipment	561,812	415,928
Leasehold improvements	338,018	331,418
Total	1,270,801	1,076,072
Less accumulated depreciation and amortization	(998,562)	(790,029)
Property and equipment, net	$272,239	$286,043

Depreciation expense on property and equipment recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $222,912 and $211,769 for the twelve months ended December 31, 2018 and 2017, respectively.

NOTE 4.     INTANGIBLE ASSETS

The identifiable intangible assets, other than Goodwill, consists of the following assets:

	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
	December 31, 2018		December 31, 2017
Content provider networks	$160,000	$160,000	$160,000	$122,083	2
Trade names	87,000	66,583	52,000	52,000	1
Developed technology	1,130,000	396,167	530,000	240,167	5
Self-service content customers	2,810,000	571,111	210,000	204,167	3
Managed content customers	2,140,000	2,071,945	2,140,000	1,905,555	3
Domains	166,469	99,881	166,469	66,588	5
Embedded non-compete provision	28,000	5,833	—	—	2
Total identifiable intangible assets	$6,521,469	$3,371,520	$3,258,469	$2,590,560

Total identifiable intangible assets, other than Goodwill, from the Company's acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	December 31, 2018	December 31, 2017
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
TapInfluence Intangible Assets	3,263,000	—
Domains	166,469	166,469
Total Intangible Assets	6,521,469	3,258,469
Accumulated amortization	(3,371,520)	(2,590,560)
Intangible Assets, net	$3,149,949	$667,909

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $780,960 and $994,627 for the twelve months ended December 31, 2018 and 2017, respectively. The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of revenue was $156,000 and $106,000 for the twelve months ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
2019	$1,228,433
2020	1,079,127
2021	652,389
2022	120,000
2023	70,000
Total	$3,149,949

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Our goodwill balance changed as follows:

Amount
Balance on January 1, 2017 and December 31, 2017	$3,604,720
Acquired during 2018	4,712,002
Balance on December 31, 2018	$8,316,722

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	December 31, 2018	December 31, 2017
Software development costs	$2,316,515	$1,561,351
Less accumulated depreciation and amortization	(887,911)	(593,424)
Software development costs, net	$1,428,604	$967,927

The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's self-service customers. Research and planning phase costs are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. The Company incurred and capitalized software development costs of $755,164 and $174,379 during the twelve months ended December 31, 2018 and 2017, respectively. As a result, the Company has capitalized a total of $2,316,515 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of December 31, 2018. The Company amortizes its software development costs, upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service.

Amortization expense on software development costs that is presented separately from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $294,487 and $310,411 for the twelve months ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, future estimated amortization expense related to software development costs is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
2019	$377,972
2020	344,644
2021	303,248
2022	233,924
Thereafter	168,816
$1,428,604

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 6.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Effective August 30, 2018, as a result of IZEA's merger with TapInfluence, the Company entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. In connection with the August 30, 2018 amendment, the Company incurred approximately $8,400 of costs which have been capitalized and are being amortized through interest expense over 12 months. Pursuant to the credit facility agreement, as amended, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement automatically renews in April of each year and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrued on the advances at the rate of prime plus 2% per annum through August 29, 2018, at which time the rate was amended to prime plus 1.5% per annum in conjunction with the August 30, 2018 modification agreement. The default rate of interest is prime plus 7%. The Company had $1,526,288 and $500,550 outstanding under this line of credit agreement as of December 31, 2018 and 2017. These balances outstanding were secured by gross accounts receivable balances of $1,907,860 and $625,687 as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had a net accounts receivable balance of $7,071,815. Assuming that all of the Company's accounts receivable balance was eligible for funding, it had $3,473,712 in remaining available credit under the agreement as of December 31, 2018.

The annual fees are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $25,215 and $21,000 of the credit facility costs through interest expense during the twelve months ended December 31, 2018 and 2017, respectively. The remaining value of the capitalized loan costs related to the Bridge Bank credit agreement as of December 31, 2018 is $11,214. This amount will be amortized to interest expense over the next four months.

Lease Commitments
The Company has no obligations under capital leases as of December 31, 2018 and 2017.

Operating Leases
The corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. The Company occupies this office pursuant to a sixty-five month sublease agreement that expires in April 2019, but is renewable for one additional year until April 30, 2020. This lease covers approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot over the lease term. The Company also occupies flexible office space under monthly membership contracts in Los Angeles, San Francisco, Denver, Chicago, New York City and Toronto.

A summary of future minimum lease payments under the Company's non-cancelable leases as of December 31, 2018 is as follows:

Year ending December 31:	Operating Leases
2019	248,236
Total minimum lease payments	$248,236

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $667,718 and $579,346 for the twelve months ended December 31, 2018 and 2017 respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after two years of service. During the twelve months ended December 31, 2018 and 2017, the Company incurred $219,563 and $201,003, respectively, in expense for matching employer contributions.

Litigation
A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against the Company and certain of its executive officers on behalf of certain purchasers of its common stock. The plaintiffs seek to recover damages for investors under federal securities laws. The Company believes that the plaintiffs’ allegations are without merit and intends to continue to vigorously defend against the claims. However, based upon currently available information and

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

review with outside counsel, the Company has estimated and accrued a potential loss of $500,000 representing its deductible on the associated insurance coverage.
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

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff has filed a motion for preliminary approval of the settlement which is scheduled to be heard by the Court on May 6, 2019. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, the Company intends to vigorously defend against the claims.

From time to time, the Company may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of its business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any other legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

NOTE 7.    STOCKHOLDERS' EQUITY

Authorized Shares
The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Stock Issued for Acquisitions
On January 30, 2017, the Company issued 200,542 shares of its common stock to satisfy the final annual guaranteed purchase price payment of $938,532 per the terms of a Stock Purchase Agreement dated as of January 27, 2015, by and among IZEA, Ebyline and the stockholders of Ebyline (the “Ebyline Stock Purchase Agreement”). The Company recorded a $10,491 gain on the settlement of the acquisition costs payable for the year ended December 31, 2017 in the accompanying consolidated statements of operations as a result of the difference between the market price of the stock on the settlement date and the 30-day average price of the stock required by the Ebyline Stock Purchase Agreement. The guaranteed purchase price consideration was originally recorded on the Company's balance sheet discounted to present value using the Company's borrowing rate of prime plus 2%. Interest expense imputed on the remaining acquisition costs payable was $3,804 in the accompanying consolidated statements of operations for the year ended December 31, 2017 prior to the final guaranteed payment made on January 30, 2017.

On July 26, 2018, pursuant to its merger agreement with TapInfluence (see Note 2) the Company issued 1,150,000 shares of common stock valued at $1,759,500 based on the $1.53 closing market price of its common stock on July 26, 2018.

Underwritten Public Offerings of Common Stock
July 2, 2018 Public Offering
On July 2, 2018, the Company completed an underwritten public offering of 3,556,000 shares of the Company's common stock at a public offering price of $1.00 per share. The net proceeds for all shares sold in the public offering were approximately $3.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company totaling approximately $418,000. Mr. Edward Murphy, the Company's Chief Executive Officer and a Company director, Mr. Brian Brady,

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

a Company director, and Mr. Lindsay Gardner, a Company director participated in the public offering and purchased 100,000, 500,000 and 20,000 shares of stock, respectively.

September 21, 2018 Public Offering
On September 21, 2018, the Company completed an underwritten public offering of 1,407,333 shares of the Company's common stock at a public offering price of $1.50 per share. The net proceeds for all shares sold in the public offering were approximately $1.8 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company totaling approximately $290,000. Mr. Edward Murphy, the Company's Chief Executive Officer and a Company director, participated in the public offering and purchased 3,000 shares of stock.

The above offerings were made pursuant to a shelf registration statement on Form S-3 (File No. 333-212247) filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2016, which became effective on June 30, 2016.

Equity Incentive Plans
In May 2011, the Company's Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At the Company's 2018 Annual Meeting of Stockholders held on December 18, 2018, the stockholders approved an amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows the Company to award restricted stock, restricted stock units and stock options, covering up to 2,500,000 shares of common stock as incentive compensation for its employees and consultants.  As of December 31, 2018, the Company had 1,120,786 shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2018, the Company had 4,375 shares of common stock available for future grants under the August 2011 Plan.

Restricted Stock
Under both the May 2011 Plan and the August 2011 Plan (together, the “2011 Equity Incentive Plans”), the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.

During the twelve months ended December 31, 2017, the Company issued its five independent directors a total of 41,770 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2017. On February 12, 2017, the Company issued 7,109 shares valued at $30,000 as compensation for services a contractor provided.

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

During the twelve months ended December 31, 2018, the Company issued its five independent directors a total of 30,265 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2018.

On January 11, 2018, the Company issued seventeen employees a total of 55,000 shares of restricted common stock initially valued at $303,600 as incentive compensation for their continued future service. Of these 55,000 shares, 10,000 shares were issued to Ms. LeAnn Hitchcock, the Company's then-current Chief Financial Officer, and 5,000 shares were issued to Mr. Schram. The stock vests in equal quarterly installments over two years with the initial vesting on March 31, 2018. There were 7,500 shares of unvested restricted common stock with an initial value of $41,400 forfeited during the twelve months ended December 31, 2018.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the twelve months ended December 31, 2018 and 2017:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at January 1, 2017	—	$—
Granted	61,153	3.24
Vested	(49,354)	3.72
Forfeited	—	—
Nonvested at December 31, 2017	11,799	$4.52	3.8
Granted	115,763	4.24
Vested	(62,078)	4.51
Forfeited	(7,500)	5.52
Nonvested at December 31, 2018	57,984	$3.70	1.4

Expense recognized on restricted stock issued to non-employees for services during the twelve months ended December 31, 2018 and 2017 was $125,000 and $181,995, respectively. Expense recognized on restricted stock issued to employees during the twelve months ended December 31, 2018 and 2017 was $157,350 and $1,800, respectively. The fair value of services to non-employees is based on the value of the Company's common stock as it vests over the term of service, which may be different than the value of the stock upon issuance. The change between the Company's stock price upon issuance and the Company's stock price upon the date of vesting results in a change in the fair value of derivatives during the period. As such, the Company recognized a loss of $11,794 and a gain of $39,269, and as a change in the fair value of derivatives during the twelve months ended December 31, 2018 and 2017, respectively. Future compensation expense related to issued, but nonvested restricted stock awards as of December 31, 2018 is $209,113, and it is included in prepaid expenses in the accompanying consolidated balance sheet. This value is estimated to be recognized over the weighted-average vesting period of approximately 1.4 years.

Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.

The following table contains summarized information about restricted stock units during the twelve months ended December 31, 2018:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2017	—
Granted	160,000
Vested	—
Forfeited	—
Nonvested at December 31, 2018	160,000	$1.04	1.0

There were no grants of restricted stock units prior to December 31, 2017. The fair value of the Company's common stock on December 31, 2018 was $0.98 per share. The intrinsic value on the non-vested restricted units as of December 31, 2018 was $156,800. Expense recognized on restricted stock units issued to employees during the twelve months ended December 31, 2018 was $4,680. As of December 31, 2018, future compensation related to restricted stock units expected to vest of $161,720 is estimated to be recognized over the weighted-average vesting period of approximately one year.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Stock Options
Under the 2011 Equity Incentive Plans, the Board determines the exercise price to be paid for the option shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the purchase exercise price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years and the option typically vests on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly, in equal increments over the following three years. The Company issues new shares for any stock awards or options exercised under its 2011 Equity Incentive Plans.

A summary of option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2018 and 2017, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at January 1, 2017	959,864	$8.11	6.4
Granted	141,246	3.49
Exercised	—	—
Expired	(15,590)	112.44
Forfeited	(36,017)	7.02
Outstanding at December 31, 2017	1,049,503	$5.97	6.0
Granted	156,084	1.60
Exercised	—	—
Expired	(63,013)	6.29
Forfeited	(102,097)	6.66
Outstanding at December 31, 2018	1,040,477	$5.23	6.5

Exercisable at December 31, 2018	739,967	$6.08	4.8

During the twelve months ended December 31, 2018 and 2017, no options were exercised. The fair value of the Company's common stock on December 31, 2018 was $0.98 per share. The intrinsic value on outstanding options as of December 31, 2018 was $150. The intrinsic value on exercisable options as of December 31, 2018 was $0.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2018 and 2017, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at January 1, 2017	414,306	$3.60	2.6
Granted	141,246	1.76
Vested	(205,469)	3.36
Forfeited	(27,006)	3.12
Nonvested at December 31, 2017	323,077	$2.64	2.7
Granted	156,084	0.96
Vested	(137,206)	2.80
Forfeited	(41,445)	2.88
Nonvested at December 31, 2018	300,510	$0.80	2.4

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Expense recognized on stock options issued to employees during the twelve months ended December 31, 2018 and 2017 was $390,760 and $618,204, respectively. Future compensation related to nonvested awards as of December 31, 2018 expected to vest of $425,617 is estimated to be recognized over the weighted-average vesting period of approximately two years, five months.

Employee Stock Purchase Plan
At the Company's 2018 Annual Meeting of Stockholders held on December 18, 2018, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board, adopted the amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of the Company's common stock thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six months offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. Employees paid $17,253 to purchase 21,366 shares of common stock during the twelve months ended December 31, 2018. Employees paid $26,249 to purchase 16,168 shares of common stock during the twelve months ended December 31, 2017. Expense recognized on shares issued under the ESPP during the twelve months ended December 31, 2018 and 2017 was $27,903 and $15,423, respectively. As of December 31, 2018, the Company had 437,228 remaining shares of common stock available for future grants under the ESPP.

Stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and stock purchase plan issuances during the twelve months ended December 31, 2018 and 2017 was $580,693 and $635,427, respectively. Stock-based compensation expense was recorded as $19,344 to cost of revenue, $73,776 to sales and marketing, and $487,573 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2018. Stock-based compensation expense was recorded as $13,381 to cost of revenue, $48,708 to sales and marketing, and $573,338 to general and administrative expense in the Company's consolidated statement of operations during the twelve months ended December 31, 2017.

NOTE 8.    LOSS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income or loss by the basic weighted-average number of shares of common stock outstanding during each period presented. Diluted loss per share is computed by dividing the net income or loss by the sum of the total of the basic weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Twelve Months Ended
	December 31, 2018	December 31, 2017
Net loss	$(5,718,407)	$(5,467,699)
Weighted average shares outstanding - basic and diluted	8,541,725	5,674,901
Basic and diluted loss per common share	$(0.67)	$(0.96)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2018	December 31, 2017
Stock options	1,042,644	990,152
Restricted stock units	5,260	—
Warrants	480,886	531,969
Total excluded shares	1,528,790	1,522,121

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 9.    REVENUE

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

Initial Adoption Change
The effects to the condensed consolidated balance sheet as of December 31, 2017, as adjusted for the adoption of ASC 606 on January 1, 2018, are as follows:

	As Reported 12/31/17	Adjustments	As Adjusted 1/1/2018
Assets
Current:
Cash and cash equivalents	$3,906,797		$3,906,797
Accounts receivable, net	3,647,025	92,405	3,739,430
Prepaid expenses	389,104		389,104
Other current assets	9,140		9,140
Total current assets	7,952,066	92,405	8,044,471

Property and equipment, net	286,043		286,043
Goodwill	3,604,720		3,604,720
Intangible assets, net	667,909		667,909
Software development costs, net	967,927		967,927
Security deposits	148,638		148,638
Total assets	$13,627,303	$92,405	$13,719,708

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,756,841		$1,756,841
Accrued expenses	1,592,356		1,592,356
Contract liabilities	3,070,502	191,227	3,261,729
Line of credit	500,550		500,550
Current portion of deferred rent	45,127		45,127
Current portion of acquisition costs payable	741,155		741,155
Total current liabilities	7,706,531	191,227	7,897,758

Deferred rent, less current portion	17,419		17,419
Acquisition costs payable, less current portion	609,768		609,768
Total liabilities	8,333,718	191,227	8,524,945

Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,733,981 issued and outstanding	573		573
Additional paid-in capital	52,570,432		52,570,432
Accumulated deficit	(47,277,420)	(98,822)	(47,376,242)
Total stockholders’ equity	5,293,585	(98,822)	5,194,763

Total liabilities and stockholders’ equity	$13,627,303	$92,405	$13,719,708

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Dual Reporting
The effects to the condensed consolidated financial statements as of December 31, 2018, as a result of applying ASC 606, rather than previous GAAP for revenue ("ASC 605") are as follows:

	As Reported (ASC 606)	Adjustments	Previous GAAP (ASC 605)
Balance Sheet:
Accounts receivable, net	$7,071,815	$220,842	$7,292,657
Contract liabilities	4,957,869	(4,957,869)	—
Unearned revenue	—	4,792,317	4,792,317
Accumulated deficit	(53,094,649)	386,394	(52,708,255)

Statements of Operations:
Revenue:
Twelve months ended December 31, 2018	$20,099,695	287,572	20,387,267

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

Disaggregation of Revenue
The following table illustrates the Company's revenue by product service type:

	Twelve Months Ended December 31,
	2018	2017
Managed Services Revenue	$17,594,124	$23,836,236

Legacy Workflow Fees	216,173	350,648
Marketplace Spend Fees	1,080,609	—
License Fees	1,151,242	67,344
SaaS Services Revenue	2,448,024	417,992

Other Revenue	57,547	183,421
Total Revenue	$20,099,695	$24,437,649

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31, 2018	January 1, 2018
Accounts receivable, net	$7,071,815	$3,739,430
Contract liabilities (unearned revenue)	$4,957,869	$3,261,729

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not have contract assets, because it does not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.

Contract receivables are recognized when the receipt of consideration is unconditional. The increase in contract receivables was primarily due to timing of billings, increased revenue during the period, and the addition of TapInfluence accounts. The Company did not recognize any contract assets as of December 31, 2018 or January 1, 2018. Contract liabilities relate to advance consideration received from customers under the terms of the Company's contracts, which will be earned in future periods. The increase in contract liabilities is due to additional orders received during the quarter that are billed in advance and fulfilled throughout the year.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the twelve months ended December 31, 2018, the Company recognized revenue of $3,261,729 relating to amounts that were included as a contract liability at January 1, 2018.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at December 31, 2018 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at December 31, 2018 within the next year.

NOTE 10.     BUSINESS SEGMENTS

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

◦	Marketplace Spend Fees

◦	License Fees

◦	Legacy Workflow Fees

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

The following table provides the Company's measure of revenue for each reportable segment, and other. The chief operating decision maker for each segment is not provided, and does not review, other measures related to profit or assets. All other measures of Company profit and assets are reviewed on a consolidated basis.

	Twelve Months Ended
	December 31, 2018	December 31, 2017
Managed Services Segment Revenue	$17,594,124	$23,836,236
SaaS Services Segment Revenue	2,448,024	417,992
Other Revenue	57,547	183,421
Total	$20,099,695	$24,437,649

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table provides the Company's revenues as determined by the country of domicile:

	Twelve Months Ended
	December 31, 2018	December 31, 2017
United States	18,082,218	22,403,721
Canada	2,017,477	2,033,928
Total	20,099,695	24,437,649

NOTE 11.     INCOME TAXES

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

Because the Company's deferred tax assets and liabilities are fully reserved, there was no impact of the Tax Act on the consolidated financial statements for the twelve months ended December 31, 2017. However, deferred tax balances and related valuation allowances were re-measured to reflect the future tax benefit at the new enacted corporate tax rate of 21%. The U.S. deferred tax assets were reduced by $6.3 million and the valuation allowance was also reduced by $6.3 million as of December 31, 2017. This re-measurement resulted in no net impact to the effective tax rate for the year ended December 31, 2017.

The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forwards	$19,731,000	$19,362,000
Change in federal tax rate	—	(6,329,000)
Accrued expenses	292,000	270,000
Stock option and warrant expenses	479,000	698,000
Accounts receivable	73,000	67,000
Deferred rent	6,000	24,000
Other	—	1,000
Total deferred tax assets	20,581,000	14,093,000
Valuation allowance	(19,749,000)	(13,860,000)
Net deferred tax assets	832,000	233,000

Deferred tax liabilities:
Fixed and tangible assets	(832,000)	(233,000)
Total deferred tax liabilities	(832,000)	(233,000)

Total deferred tax assets (liabilities)	$—	$—

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended December 31,
	2018	2017
Federal income tax at statutory rates	(21.0)%	(34.0)%
Change in deferred tax asset valuation allowance	19.1%	(81.7)%
Deferred state taxes	(2.1)%	(3.3)%
Non-deductible expenses:
Change in value of acquisition liability	1.8%	3.7%
Change in fair value of warrants	—%	—%
ISO stock compensation	1.7%	1.6%
Change in state & federal deferred rate	—%	112.1%
Other	0.5%	1.6%
Income taxes (benefit) at effective rates	—%	—%

The Company has incurred net losses for tax purposes every year since inception. At December 31, 2018, the Company had approximately $54,801,147 in net operating loss carryforwards for U.S. federal income tax purposes and $67,600,412 in net operating loss carryforwards for state income tax purposes, which in the aggregate expire in various amounts between the years of 2026 and 2037. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 as a result of the substantial issuances of common stock in 2012 through 2015. Certain of the Company's net operating losses acquired in connection with the Ebyline and TapInfluence acquisitions also may be limited by IRC Section 382. The change in valuation allowance for the twelve months ended December 31, 2018 was an increase of $5,889,000 resulting primarily from net operating losses generated during the period. The change in valuation allowance for the twelve months ended December 31, 2017 was a decrease of $(4,615,000), from the reduction in the future corporate tax rate offset by net operating losses during the period.

NOTE 12.    SUBSEQUENT EVENTS

In January 2019, the Company announced that it had entered into a non-binding letter of intent for the proposed purchase by IZEA of all of the outstanding shares of FLUVIP Ventures, SL, ("FLUVIP") a leading influencer marketing company in Latin America. The Company is currently in the process of conducting due diligence related to this letter of intent in order to establish an acquisition purchase price for such shares and other material terms and conditions, which have not yet been formalized and are likely to require changes from the preliminary, non-binding terms previously contained in the letter of intent. Consummation of the proposed FLUVIP acquisition is subject to the execution and delivery of a definitive share purchase agreement and the satisfaction of multiple closing conditions which will be included therein. There can be no assurance that the Company will be able to reach agreement with FLUVIP and its shareholders on definitive terms, or enter into definitive documentation, for the proposed acquisition at this time.

On January 26, 2019, pursuant to its Merger Agreement with TapInfluence (see Note 2), the Company paid 660,136 shares of its common stock valued at $884,584, or $1.34 per share, using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day average price of the common stock of $1.34 required by the Merger Agreement.

Our corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. The Company occupies this office pursuant to a sixty-five month sublease agreement that originally expired in April 2019. In January 2019, the Company exercised its option to extend this lease for one additional year until April 2020.

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits as further discussed in Note 6.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Given that the remediation of material weakness outlined below has not been completed and tested, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that due to the ongoing remediation of a material weakness in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of December 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the 2017 year-end financial statement close and preparation of the corresponding 2017 Annual Report during early 2018, management determined that there were errors in our financial statements issued prior to 2017 related to our presentation of revenue related to the self-service Content Workflow portion of our revenue and our classification of cost of revenue related to our Managed Services. This conclusion resulted in the restatement of certain 2015 and 2016 Consolidated Financial Statements in our 2017 Annual Report on Form 10-K. At that time, we determined that we have a material weakness in the evaluation of the application of generally accepted accounting principles for our contractual arrangements with customers, more specifically the method of revenue recognition and the identification and classification of the costs of our services.

Because the remediation plans associated with this material weakness are still in process of being verified and tested, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

Remediation of Material Weakness

To remediate the material weakness described above, we have identified appropriate additional controls including the engagement of independent third-party technical accounting experts to assist management with the adoption of new accounting and reporting requirements, the review and evaluation of significant contracts, and the related financial reporting. We are continuing to evaluate our processes and controls after giving effect to the additional controls. Further processes and controls may be added. We believe that these measures will remediate the material weakness identified and strengthen our internal control over financial reporting.

Pursuant to the rules of the SEC, management's annual report on internal control over financial reporting is not subject to attestation by our independent registered public accounting firm and we are not required to provide an attestation report. Accordingly, BDO USA, LLP, has not issued an attestation report on our internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	42	Founder, Chairman of the Board, President and Chief Executive Officer
Ryan S. Schram	38	Chief Operating Officer and Director
Troy J. Vanke	47	Chief Financial Officer
Brian W. Brady	60	Director
John H. Caron	61	Director
Lindsay A. Gardner	58	Director, Compensation Committee Chairman
Jill M. Golder	57	Director, Audit Committee Chairman
Daniel R. Rua	50	Director
Patrick J. Venetucci	50	Director

Executive Officers

Edward H. (Ted) Murphy, Founder, Chairman of the Board, President and Chief Executive Officer founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006 and Mr. Murphy has served as Chief Executive Officer and a director of IZEA since such time. Mr. Murphy is an experienced entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder, President and Chief Executive Officer, Mr. Murphy leads IZEA, both with his day-to-day operational leadership and with his strategic vision for IZEA and its products. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy brings to the Board extensive knowledge of the social sponsorship industry and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Ryan S. Schram, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading our client development, campaign management, brand marketing, public relations and creator alliance departments. He joined our Board in October 2012. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at ePrize, the industry leader in integrated engagement marketing. Prior to that, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive. Mr. Schram holds a Bachelor of Arts degree in Management from the Eli Broad College of Business at Michigan State University. Mr. Schram brings to our Board substantial knowledge and working experience in marketing and client development in quickly evolving industries.

Troy J. Vanke, Chief Financial Officer, was appointed as our Chief Financial Officer in January 2019. Mr. Vanke previously served as the Chief Accounting Officer of Diamond Resorts International, since January 2018. Prior to joining Diamond Resorts, Mr. Vanke served as the Chief Accounting Officer for both Caesars Acquisition Company and Caesars Interactive Entertainment since January 2014. He served as Vice President, Assistant Corporate Controller for Caesars Entertainment from August 2009 through January 2014. Prior to joining Caesars Entertainment, Mr. Vanke served as an Assistant Corporate Controller of Federal-Mogul Corporation in Southfield, Michigan and as a Senior Manager of External Audit with Ernst & Young LLP. Mr. Vanke holds an Undergraduate degree in both Accounting and Finance from Miami University in Oxford, Ohio and an MBA in Finance and Labor & Human Resource Policy from Case Western Reserve University.

Directors

Brian W. Brady, Director, joined our Board in August 2012. Since 1995, Mr. Brady has been the President and Chief Executive Officer of Northwest Broadcasting, Inc., and Chairman of Bryson Holdings LLC. Collectively, these companies own and operate 15 television stations in nine markets. Mr. Brady currently serves on the board of Syncbak, a privately held technology company, SumTV, iPowow International, Layer3TV and TV4 Entertainment. Mr. Brady is also one of three senior advisors for Manhattan West Asset Management, an independent wealth management and high net worth financial advisory firm. Mr. Brady previously served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. He also previously served on the board of the National Association of Broadcasting (8 years), Saga Communication (9 years) and the Ferris State College Foundation Board (7 years). Mr. Brady holds a Bachelor of Science degree in advertising from Ferris State University. Mr. Brady brings to our Board more than 25 years of experience in the multi-media industry, making his input invaluable to us as we expand our portfolio of customers and platform offerings.

John H. Caron, Director, joined our Board in April 2015. Mr. Caron has 27 years of marketing experience in the consumer packaged goods and restaurant industries. Since May 2017, Mr. Caron has served as Vice President and a director of Entrepreneurs in Action, Inc., a Florida benefit corporation, which, among other things, will be the Manager of one or more funds to invest in early-stage and start-up social enterprises. Mr. Caron has also served as an independent director on the board of Actionable Quality Assurance since April 2017, on the board of Tijuana Flats since November 2015, on the board of Thrive Frozen Nutrition, Inc. since April 2014, and on the board of venVelo, a Central Florida early-stage venture fund, since May 2013. Prior to joining our Board, Mr. Caron was a member of our Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. ("Darden") from May 2011 to January 2013, Darden’s Chief Marketing Officer from March 2010 to May 2011 and Darden's Executive Vice President of Marketing for Olive Garden from 2003 to 2010. Before joining Darden Restaurants, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor of Science degree in Political Science from The Colorado College and a Masters degree in American Politics from New York University Department of Politics. Mr. Caron also earned an MBA in Marketing from New York University Stern School of Business. Mr. Caron’s decades of experience in leading and managing marketing and branding operations in highly competitive industries position him well to serve on our Board.

Lindsay A. Gardner, Director, joined our Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Currently, Mr. Gardner serves as a Senior Vice President of T-Mobile. Previously, he was the Chief Content Officer of Layer3TV from January 2015 until its sale to T-Mobile in January 2018. Previously, he was a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $100 billion under management, focusing on global buyout opportunities in the media sector. From 2007 to 2010, Mr. Gardner was a partner of New York-based, MediaTech Capital Partners. From 1999 until mid-2007, Mr. Gardner led distribution, sales and marketing for Fox Networks. Mr. Gardner is currently the Chairman on the board of the Courage Campaign Institute. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner’s significant experience in the media, technology and entertainment industries, as both an executive and a private equity investor, position him well to serve on our Board.

Jill M. Golder, Director, joined our Board in May 2015. Ms. Golder has 30 years of finance, accounting and corporate governance experience and has served in numerous leadership roles at Fortune 500 companies. Ms. Golder is currently the Senior Vice President and Chief Financial Officer of Cracker Barrel Old Country Store, Inc., which she joined in April 2016. She was previously employed at Ruby Tuesday, Inc. from April 2013 to April 2016 where she served as Executive Vice President and Chief Financial Officer. Prior to joining Ruby Tuesday, Ms. Golder served as Chief Financial Officer for Cooper's Hawk Winery & Restaurants. Prior to her tenure at Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, holding progressively more responsible positions in finance including Senior Vice President of Finance for Olive Garden, Smokey Bones, Specialty Restaurant Group and Red Lobster. Ms. Golder also served as Director of Strategic Planning and Corporate Analysis for Domino's Pizza International from 1994 to 1995 and she earlier served as a Manager of Finance at Walt Disney World. Ms. Golder serves on the University of Tennessee Economics Advisory Council. She also serves on the Board of Directors for BarFly Ventures, Inc. She earned a Bachelor of Arts degree with a major in Economics at Kalamazoo College and a Masters degree in Business Administration from the University of Chicago Booth School of Business. Ms. Golder brings to our Board extensive knowledge of complex financial, accounting and operational issues highly relevant to our business.

Daniel R. Rua, Director, rejoined our Board in July 2012. Since November 2015, Mr. Rua has served as the Chief Executive Officer of Admiral, a private company that provides advanced adblock analytics and advertising revenue recovery for online publishers. From September 2006 to May 2011, Mr. Rua served as the Executive Chairman and an early investor in our predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund, since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley’s early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led Internet protocol development at IBM’s Networking Labs in Research Triangle, from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo). Mr. Rua holds a B.S. degree in computer engineering from the University of Florida. He also earned a J.D. from the University of North Carolina School of Law and an MBA from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua’s extensive knowledge of our products and services as a director and early investor in our predecessor, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies, position him well to serve on our Board.

Patrick J. Venetucci, Director, joined our Board in December 2018. Since 2016, Mr. Venetucci has served as the President of USA Operations and Integration for Dentsu Aegis Network, one of the largest holding companies in the advertising industry. In 2013, Mr. Venetucci founded the MobileAngelo Group, a technology investment and consulting firm where he initiated a global mobile roll-up capitalized by private equity and other ventures in technology that enable digital transformation, and served as its Chief Executive Officer until 2016. From 1990 to 2013, Mr. Venetucci worked for Leo Burnett Worldwide, a global advertising network, serving as its President of Global Operations from 2009 to 2013. In this capacity, he was responsible for growing large global accounts and leading global corporate functions such as corporate strategy, M&A, enterprise technology, internal audit, procurement, and production. Before this, Mr. Venetucci was Leo Burnett's Global Head of HR where he chaired the executive compensation committee. Earlier in his career at Leo Burnett, he spent over a decade developing fully-integrated marketing campaigns for several Fortune 500 clients, and worked at Leo Burnett Tokyo for three years, where he started the company’s first digital marketing service. Mr. Venetucci has served as an advisor to several innovative public and private technology companies, including Solstice Mobile, IZEA, Signal, ParqEx, and Quiver, as well as to private equity firms. Mr. Venetucci has an MBA in Finance and in Marketing & Entrepreneurship from the University of Chicago and a Bachelor of Arts in Communications Studies from the University of Iowa. Mr. Venetucci’s extensive knowledge of the advertising industry positions him well to serve on our Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file initial reports of ownership with respect to our equity securities and reports of changes in such ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of the reports that we received and written representations that no other reports were required, we believe that during the year ended December 31, 2018, all Section16(a) filings were made in a timely manner.

Compensation Committee Interlocks and Insider Participation

Lindsay A. Gardner, John H. Caron and Daniel R. Rua served on our Compensation Committee in 2018. None of the directors who served on our Compensation Committee in 2018 served as one of our employees in 2018 or has ever served as one of our officers. During 2018, none of our executive officers served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on our Board of Directors or Compensation Committee.

Board Committees
Our Board has three active standing committees to assist it with its responsibilities. Below, we describe the three committees, the charters of which are available on our website at https://izea.com. Neither our website nor its contents are incorporated into this Annual Report.
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

     The Audit Committee is comprised of three non-employee directors: Jill M. Golder, John H. Caron and Daniel R. Rua.  The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in the listing standards of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  Ms. Golder serves as the audit committee chairperson and is designated as the “audit committee financial expert” based on her nearly 30 years of finance, accounting and corporate governance experience. The Audit Committee met telephonically ten times during the year ended December 31, 2018.

Compensation Committee. The Compensation Committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers.  The Compensation Committee is also charged with reviewing and administering our equity incentive compensation plans, and recommending and approving grants of stock options or other awards under that plan.

The Compensation Committee is comprised of three non-employee directors: Lindsay A. Gardner, John H. Caron and Daniel R. Rua. The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in the listing standards of the Nasdaq Stock Market. Mr. Gardner serves as the chairman of the Compensation Committee. The Compensation Committee met as needed as part of the 17 regularly scheduled Board meetings during the year ended December 31, 2018.

Nominations and Corporate Governance Committee.  The purpose of the Nominations and Corporate Governance Committee is to select, or recommend for our entire Board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board.  The Nominations and Corporate Governance Committee's duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of all of our non-employee directors: Brian W. Brady, John H. Caron, Lindsay A. Gardner, Jill M. Golder and Daniel R. Rua. Mr. Brady serves as the chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee met 1 time during the year ended December 31, 2018.

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

Six of our eight directors are independent within the meaning of SEC and Nasdaq rules. In addition, all of the directors on each of the Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee are independent and each of these committees is led by an independent committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. We do not have a lead independent director, but, as required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of the independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes. Our independent directors bring experience, oversight and expertise from outside the company and industry, while Messrs. Murphy and Schram bring company-specific experience and expertise.

Board Role in Risk Oversight
While the Board is responsible for overseeing our risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors our major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed, and the Board receives reports on risk management from our senior officers and from the chair of the Audit Committee. In addition, Mr. Murphy’s extensive knowledge of IZEA uniquely qualifies him to lead the Board as Chairman in assessing risks. The Board believes that the work undertaken by the Audit Committee, the full Board and the Chairman and Chief Executive Officer, enables the Board to effectively oversee our risk management function.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as our principal executive officer (“PEO”) during the year ended December 31, 2018; (ii) the two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2018; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that such individuals were not serving as an executive officer as of December 31, 2018 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	All Other Compen-sation ($) (2)	Total ($)
Edward H. (Ted) Murphy	2018	242,261	—	46,715	62,975	126,521	814	479,286
President and Chief Executive Officer	2017	233,010	—	36,411	175,250	91,002	814	536,487
Ryan S. Schram	2018	258,412	—	35,960	22,498	165,134	305	482,309
Chief Operating Officer	2017	248,544	1,000	6,446	42,126	228,512	305	526,933
LeAnn C. Hitchcock (3)	2018	147,752	—	13,800	—	5,153	407	167,112
Former Chief Financial Officer	2017	196,154	1,000	—	—	25,684	376	223,214
Michael Heald (4)	2018	76,188	—	—	13,305	2,103	—	91,596
Chief Financial Officer
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

(2)	Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.

(3)	LeAnn C. Hitchcock served as our Chief Financial Officer until her resignation date effective as of August 15, 2018.

(4)	Michael Heald was appointed as our Chief Financial Officer as of August 15, 2018, and served as our Chief Financial Officer until his resignation date effective as of January 31, 2019.

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2018 pursuant to our equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)		Option Exercise Price ($) (1)	Option Expiration Date
Edward H. (Ted) Murphy	25,000	—		$5.00	3/1/2023
President and Chief Executive Officer	9,384	—		$5.00	3/1/2023
	219,949	—		$5.00	8/15/2023
	70,858	—		$7.30	9/9/2019
	40,000	—		$5.20	12/26/2024
	6,844	456	(3)	$7.80	4/1/2025
	2,720	388	(3)	$8.40	7/1/2025
	2,687	620	(3)	$8.00	10/1/2025
	28,820	8,568	(4)	$7.80	11/30/2025
	5,704	2,593	(3)	$6.91	3/30/2026
	3,577	1,962	(3)	$5.75	5/16/2026
	4,701	3,357	(3)	$7.22	8/16/2026
	3,281	3,018	(3)	$4.72	11/17/2026
	20,833	19,167	(4)	$4.75	11/30/2026
	6,234	8,015	(5)	$4.20	3/31/2027
	4,706	7,181	(5)	$2.75	5/12/2027
	9,371	18,742	(3)	$1.95	8/14/2027
	10,833	29,167	(4)	$4.65	11/30/2027
	1,578	11,042	(3)	$1.34	6/5/2028
	1,565	17,214	(3)	$1.10	8/16/2028
	179	8,422	(3)	$1.46	11/16/2028
	833	39,167	(4)	$1.33	11/30/2028

Ryan S. Schram	5,000	—		$5.00	3/1/2023
Chief Operating Officer	3,750	—		$5.00	3/1/2023
	10,000	—		$5.40	5/20/2019
	6,667	—		$5.60	1/2/2025
	1,141	76	(3)	$7.80	4/1/2025
	447	64	(3)	$8.40	7/1/2025
	455	105	(3)	$8.00	10/1/2025
	4,766	1,589	(4)	$7.60	1/1/2026
	951	432	(3)	$6.91	3/30/2026
	596	327	(3)	$5.75	5/16/2026
	783	560	(3)	$7.22	8/16/2026
	547	503	(3)	$4.72	11/17/2026
	3,334	3,333	(4)	$4.51	1/1/2027
	1,039	1,336	(3)	$4.20	3/31/2027
	955	1,457	(3)	$2.75	5/12/2027
	1,418	2,837	(3)	$1.95	8/14/2027
	1,667	5,000	(4)	$4.52	1/1/2028
	350	2,452	(3)	$1.34	6/5/2028
	270	2,971	(3)	$1.10	8/16/2028
	13	611	(3)	$1.46	11/16/2028

Michael R. Heald	—	20,000		$1.08	8/15/2028
Chief Financial Officer

LeAnn C. Hitchcock (2)	125	—		$5.00	3/1/2023
Former Chief Financial Officer	5,000	—		$5.40	5/20/2019

(1)	Unless otherwise indicated, the option exercise price represents the closing price of our common stock on the date of grant.

(2)
Ms. Hitchcock served as our Chief Financial Officer until her resignation date effective as of August 15, 2018. Therefore, all of her unvested awards and awards related to her service as our Chief Financial Officer were forfeited prior to December 31, 2018.

(3)
Represents the unvested portion of annual or quarterly bonus awards based on Key Performance Indicators, vesting in equal monthly installments over four years subsequent to the grant date. Each of these grants has a ten-year term, indicating that the grant date was 10 years prior to the indicated Option Expiration Date.

(4)	Represents the unvested portion of non-qualified stock options granted pursuant to an employment agreement and vesting in equal monthly installments over four years subsequent to the grant date.

(5)
As a result of quarterly and annual bonus awards based on Key Performance Indicators, Mr. Murphy received incentive stock options on March 31, 2017 and May 12, 2017, totaling 26,136 shares. These options were subject to the approval of an increase in shares in our Equity Incentive Plan, which was approved on June 21, 2017. These options vested as to 1,139 shares on June 30, 2017. The remainder of the incentive stock options granted on March 31, 2017 vest over 45 equal monthly installments of approximately 297 shares thereafter, and the remainder of the incentive stock options granted on May 12, 2017 vest over 27 equal monthly installments of approximately 248 shares thereafter.

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward H. (Ted) Murphy (1)	1,875	$1,838
President and Chief Executive Officer	5,501	$5,391
	18,023	$17,663

Ryan S. Schram (2)	442	$433
Chief Operating Officer	918	$900
	2,500	$2,450
	3,225	$3,161

Michael R. Heald	—	$—
Chief Financial Officer

LeAnn C. Hitchcock (3)	—	$—
Former Chief Financial Officer

(1)
We issued 2,812 shares and 7,543 shares of restricted stock to Mr. Murphy for stock amounts owed on his second and third quarter 2017 performance bonus on August 14, 2017 and November 9, 2017, respectively. The stock was initially valued at $36,411 and vests in equal monthly installments over 48 months from issuance. We issued 21,628 shares of restricted stock to Mr. Murphy for stock amounts owed on his annual 2017 performance bonus on May 3, 2018. The stock was initially valued at $46,715 and vests in equal monthly installments over 48 months from issuance. As of December 31, 2018, 25,399 shares of the 31,983 issued shares of restricted stock are unvested with a total market value of $24,891 based on the closing stock price of $$0.98 on December 31, 2018.

(2)
We issued 662 shares and 1,257 shares of restricted stock on August 14, 2017 and November 9, 2017, respectively, to Mr. Schram for stock amounts owed on his second and third quarter 2017 performance bonus. The stock was initially valued at $6,446 and vests in equal monthly installments over 48 months from issuance. We issued 5,000 shares of restricted stock to Mr. Schram as an incentive award on January 11, 2018. The stock was initially valued at $27,600 and vests in equal quarterly installments over two years beginning with the initial vesting on March 31, 2018. We issued 3,870 shares of restricted stock to Mr. Schram for stock amounts owed on his annual 2017 performance bonus on May 3, 2018. The stock was initially valued at $8,360 and vests in equal monthly installments over 48 months from issuance. As of December 31, 2018, 7,085 shares of the 10,789 issued shares of restricted stock are unvested with a total market value of $6,943 based on the closing stock price of $0.98 on December 31, 2018.

(3)
We issued 10,000 shares of restricted stock to Ms. Hitchcock as an incentive award on January 11, 2018. The stock was initially valued at $55,200 and vests in equal quarterly installments over two years beginning with the initial vesting on March 31, 2018. Ms. Hitchcock forfeited 7,500 shares of unvested restricted common stock with an initial value of $41,400 in the fourth quarter of 2018.

Employment Agreements

The following is a summary of the employment arrangements with our Named Executive Officers.

Edward H. (Ted) Murphy. On December 26, 2014, the Board signed an employment agreement with Edward H. (Ted) Murphy with an initial term commencing on December 1, 2014 and ending on November 30, 2017. The agreement auto-renews for successive one-year periods if no termination notice is provided. Pursuant to the employment agreement, Mr. Murphy receives an annual base salary of $225,000 with a guaranteed base salary increase of no less than 2% in April of each year and annual stock options with a fair value of $150,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 40,000 shares. In the event the fair market value of the stock option grant is less than $150,000 as limited by the 40,000 share cap, Mr. Murphy will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in Restricted Stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Additionally, he is eligible for annual bonus distributions up to $85,000 in cash and $150,000 in stock options as determined by the Board, based on meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2017, Mr. Murphy was awarded cash bonuses totaling $71,101 of which $28,387 was paid in 2018. Additionally, Mr. Murphy's annual stock option award on November 30, 2017 was capped at 40,000 shares with a fair value of $110,198. Therefore, the Board elected to pay the $39,802 difference in fair value with a 50% cash bonus of $19,901. For the year ended December 31, 2018, Mr. Murphy was awarded cash bonuses totaling $43,201. Additionally, Mr. Murphy's annual stock option award on November 30, 2018 was capped at 40,000 shares with a fair value of $32,966. Therefore, the Board elected to pay the $117,034 difference in fair value with a 50% cash bonus of $58,517. At the election of the Board, Mr. Murphy also received cash bonuses totaling $24,803 (or 50% of the fair value of the required quarterly stock bonuses) that were unable to be paid with stock options due to an annual stock option issuance cap. We paid $103,962 of the 2018 cash bonuses in 2019.

In connection with the agreement, Mr. Murphy received an option to purchase 40,000 shares of common stock at an exercise price of $5.20 per share, expiring on December 26, 2024. The option vested as to 6,000 shares immediately and the remainder vested in equal monthly installments over 41 months commencing December 31, 2014.

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

Michael R. Heald. Michael R. Heald was appointed as our Chief Financial Officer as of August 15, 2018, and served as our Chief Financial Officer until his resignation date effective as of January 31, 2019. Pursuant to his employment agreement effective August 15, 2018, Mr. Heald received an annual base salary of $213,000 and was eligible for bonus distributions as determined by the Board, based on meeting and exceeding mutually agreed upon annual performance goals. For the year ended December 31, 2018, Mr. Heald was awarded cash bonuses totaling $2,103 which was paid in 2019.

LeAnn C. Hitchcock. LeAnn C. Hitchcock resigned as our Chief Financial Officer on August 15, 2018. Prior to that time, and pursuant to an employment agreement dated August 25, 2014, Ms. Hitchcock received an annual base salary of $185,000 and was eligible for bonus distributions as determined by the Board, based on meeting and exceeding mutually agreed upon annual performance goals. Effective December 1, 2015, the Board increased Ms. Hitchcock's salary to an annual base salary of $200,000. For the year ended December 31, 2017, Ms. Hitchcock was awarded cash bonuses totaling $26,684 of which $10,031 was paid in 2018. For the year ended December 31, 2018, Ms. Hitchcock was awarded cash bonuses totaling $5,153.

Ryan S. Schram. On January 25, 2015, we entered into an amended and restated executive employment agreement, effective January 1, 2015, with Ryan S. Schram to serve as our Chief Operating Officer through December 31, 2017. The agreement auto-renews for successive one-year periods if no termination notice is provided. Per the agreement, Mr. Schram receives an annual base salary of $240,000 with an annual increase of no less than 2% on April 1st of each year beginning on April 1, 2015. Additionally, on January 1st each year, Mr. Schram receives annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 6,667 shares. In the event the fair market value of the stock option grant is less than $25,000 as limited by the 6,667 share cap, Mr. Schram will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the difference in fair market value in Restricted Stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Mr. Schram will also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on our gross revenue. If Mr. Schram is terminated for any reason other than death, disability or cause, or if he resigns for good reason (as those terms are defined in the Amended and Restated Executive Employment Agreement), Mr. Schram will be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his responsibilities, will be deemed to constitute good reason under the Amended and Restated Executive Employment Agreement. For the year ended December 31, 2017, Mr. Schram was awarded cash bonuses totaling $223,757 of which $64,815 was paid in 2018. Additionally, Mr. Schram's annual stock option award on January 1, 2017 was capped at 6,667 shares with a fair value of $13,490. Therefore, the Board elected to pay the $11,510 difference in fair value with a 50% cash bonus of $5,755. For the year ended December 31, 2018, Mr. Schram was awarded cash bonuses totaling $156,922. Additionally, Mr. Schram's annual stock option award on January 1, 2018 was capped at 6,667 shares with a fair value of $17,636 Therefore, the Board elected to pay the $7,364 difference in fair value with a 50% cash bonus of $3,682. At the election of the Board, Mr. Schram also received cash bonuses totaling $4,530 (or 50% of the fair value of the required quarterly stock bonuses) that were unable to be paid with stock options due to an annual stock option issuance cap. We paid $54,236 of the 2018 cash bonuses in 2019.
Equity Incentive Plans

In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At our 2018 Annual Meeting of Stockholders held on December 18, 2018, the stockholders approved the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows us to award restricted stock, restricted stock units and stock options, covering up to 2,500,000 shares of common stock as incentive compensation for our employees and consultants. On August 22, 2011, we adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2018, awards of 267,495 shares have been exercised under the May 2011 Plan and the August 2011 Plan.

Under both the May 2011 Plan and the August 2011 Plan, the Board determines the exercise price to be paid for the option shares, the period within which each award may be exercised, and the terms and conditions of each award, including any future vesting restrictions. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the purchase price is set at the fair market value of our common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years and the option typically vests on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly, in equal increments over the following three years. We issue new shares for any stock awards or options exercised under our 2011 Equity Incentive Plans.

At our 2018 Annual Meeting of Stockholders held on December 18, 2018, stockholders holding a majority of our outstanding shares of common stock, upon previous recommendation and approval of our Board, adopted the amended IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of our common stock thereunder. Any employee regularly employed by us for 90 days or more on a full-time or part-time basis

(20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six-month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by our Board. As of December 31, 2018, 62,772 shares have been issued under the ESPP
.
The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	1,040,477	$5.23	1,722,389
Equity compensation plans not approved by security holders	—	—	—
Total	1,040,477	$5.23	1,722,389

(1) As of December 31, 2018, we had 1,120,786 shares of common stock reserved for future issuance under our May 2011 Equity Incentive Plan, 4,375 shares of common stock reserved for future issuance under our August 2011 Equity Incentive Plan and 437,228 shares of common stock reserved for future issuance under our 2014 Employee Stock Purchase Plan.

As of March 26, 2019, we had 12,824,602 shares of common stock issued, outstanding stock options to purchase 1,181,345 shares of our common stock at an average exercise price of $5.19 per share, unvested restricted stock units of 148,000 shares with an intrinsic value of $205,720, and outstanding warrants to purchase 17,500 shares of our common stock at an average exercise price of $10.20 per share.

Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director of IZEA, during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Brian W. Brady (1)	26,000	25,000	—	51,000
John H. Caron (2)	30,000	25,000	—	55,000
Lindsay A. Gardner (3)	26,000	25,000	—	51,000
Jill M. Golder (4)	30,000	25,000	—	55,000
Daniel R. Rua (5)	30,000	25,000	—	55,000
Patrick J. Venetucci (6)	—	—	1,714	1,714
_________________

(1)
On August 7, 2012, we appointed Brian W. Brady to our Board. In 2018, Mr. Brady received 6,053 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2018. Mr. Brady also received cash compensation of $26,000 in accordance with the non-employee director compensation program effected in March 2013.

(2)
On April 13, 2015, we appointed John H. Caron to our Board. In 2017, Mr. Caron received 6,053 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2018. Mr. Caron also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(3)
On December 10, 2013, we appointed Lindsay A. Gardner to our Board. In 2017, Mr. Gardner received 6,053 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2018. Mr. Gardner also received cash compensation of $26,000 in accordance with the non-employee director compensation program effected in March 2013.

(4)
On May 26, 2015, we appointed Jill M. Golder to our Board. In 2017, Ms. Golder received 6,053 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2018. Ms. Golder also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(5)
On July 31, 2012, we reappointed Daniel R. Rua to our Board. In 2017, Mr. Rua received 6,053 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2018. Mr. Rua also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(6)
On December 18, 2018, we appointed Patrick J. Venetucci to our Board. On the date of his appointment, Mr. Venetucci received options exercisable for 2,500 shares of common stock originally valued at $1,714 upon issuance, which vest in 12 equal monthly installments.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table presents information with respect to the beneficial ownership of our common stock as of March 26, 2019 by:

•	each person or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors and named executive officers; and,

•	all of our directors and executive officers as a group.

The number of shares of our common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 26, 2019, or by May 14, 2019, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. The information relating to our 5% beneficial owners is based on information we received from such holders.
Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them and the address of each person named in the following table is c/o IZEA Worldwide, Inc. at 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	673,236	5.1%
Ryan S. Schram (3)	67,088	*
Michael R. Heald (4)	—	*
LeAnn C. Hitchcock (5)	13,557	*
Brian W. Brady (6)	1,449,463	11.3%
John H. Caron (7)	57,942	*
Lindsay A. Gardner (8)	118,533	*
Jill M. Golder (9)	39,604	*
Daniel R. Rua (10)	53,609	*
Patrick J. Venetucci (11)	18,335	—%
All executive officers and directors as a group (11 persons) (12)	2,491,367	18.6%
* Less than 1%

(1)	Applicable percentage of ownership for each holder is based on 12,824,602 shares outstanding as of March 26, 2019.

(2)	Includes 164,140 shares and exercisable stock options to purchase 506,706 shares of common stock under our May 2011 Equity Incentive Plan.

(3)	Includes 18,159 shares and exercisable stock options to purchase 48,596 shares of common stock under our May 2011 Equity Incentive Plan.

(4)	Michael R. Heald was appointed as our Chief Financial Officer as of August 15, 2018, and served as our Chief Financial Officer until his resignation date effective as of January 31, 2019.

(5)
LeAnn C. Hitchcock resigned as our Chief Financial Officer on August 15, 2018. Includes 8,432 shares and exercisable stock options to purchase 5,125 shares of common stock under our May 2011 Equity Incentive Plan.

(6)	Includes 1,438,956 shares, exercisable stock options to purchase 10,507 shares of common stock under our May 2011 Equity Incentive Plan.

(7)	Includes 55,442 shares and exercisable stock options to purchase 2,500shares of common stock under our May 2011 Equity Incentive Plan.

(8)	Includes 117,379 shares, exercisable stock options to purchase 1,154 shares of common stock under our May 2011 Equity Incentive Plan.

(9)	Includes 37,104 shares, exercisable stock options to purchase 2,500 shares of common stock under our May 2011 Equity Incentive Plan.

(10)	Includes 44,019 shares, exercisable stock options to purchase 9,590 shares of common stock under our May 2011 Equity Incentive Plan.

(11)	Includes 14,793 shares, exercisable stock options to purchase 3,333 shares of common stock under our May 2011 Equity Incentive Plan.

(12)
For all executive officers and directors as a group, this amount includes 1,164,668 shares and exercisable stock options to purchase 590,011 shares of common stock under our Equity Incentive Plans as further detailed in footnotes (2) through (12) above.

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

Certain Transactions

On July 2, 2018, the Company completed an underwritten public offering of 3,556,000 shares of the Company's common stock at a public offering price of $1.00 per share. The net proceeds for all shares sold by us in the public offering were approximately $3.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company totaling approximately $418,000. Mr. Edward Murphy, the Company's Chief Executive Officer and a Company director, Mr. Brian Brady, a Company director, and Mr. Lindsay Gardner, a Company director, participated in the public offering and purchased 100,000, 500,000 and 20,000 shares of stock, respectively.

Director Independence

The Board has determined that Brian W. Brady, John H. Caron, Lindsay A. Gardner, Jill M. Golder, Daniel R. Rua and Patrick J. Venetucci are “independent directors” as defined in Nasdaq Listing Rule 5605(a)(2).  As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.

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

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by BDO:

	Twelve Months Ended December 31,
	2018	2017
Audit Fees (1)	$301,220	$158,036
Audit-Related Fees (2)	33,000	33,161
Tax Fees (3)	25,414	25,623
All Other Fees (4)	—	—
Total	$359,634	$216,820

(1)	“Audit Fees” means the aggregate fees billed by the principal accountant for each of the last two fiscal years for professional services rendered for the audit and review of financial statements.

(2)
“Audit-Related Fees” means the aggregate fees billed by the principal accountant in each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit or review of financial statements.

(3)
“Tax Fees” means the aggregate fees billed by the principal accountant in each of the last two fiscal years for professional services for tax compliance. No tax advice or tax planning services were rendered by the principal accountant.

(4)	“All Other Fees” means the aggregate fees billed by the principal accountant in each of the last two fiscal years for products and services other than those reported above.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

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

2.3
Agreement and Plan of Merger, dated as of July 11, 2018, by and among IZEA, Inc., IZEA Merger Sub, Inc., TapInfluence, Inc., certain stockholders of TapInfluence, Inc. and the stockholders' representative (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 12, 2018).

2.4
Amendment No. 1 to Agreement and Plan of Merger, dated as of July 20, 2018, by and among IZEA, Inc., IZEA Merger Sub, Inc., TapInfluence, Inc., certain stockholders of TapInfluence, Inc. and the stockholders’ representative (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2018).

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

3.9
Articles of Merger of IZEA Worldwide, Inc. filed with the Secretary of State of the State of Nevada effective August 20, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 23, 2018).

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

10.3	(a)	2011 Equity Incentive Plan, As Amended and Restated December 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018).
10.4	(a)
2014 Employee Stock Purchase Plan, As Amended and Restated December 18, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018).

10.5	(a)
Employment Agreement between IZEA, Inc. and Edward Murphy dated December 26, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014).

10.6	(a)
Amended and Restated Executive Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

10.7
Business Financing Modification Agreement, dated as of April 13, 2015, by and between IZEA, Inc., Ebyline, Inc. and Bridge Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2015).

10.8
Amendment No. 1 to Stock Purchase Agreement, dated as of October 21, 2016, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018).

10.9
Amendment No. 2 to Stock Purchase Agreement, dated as of July 17, 2018, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018).

10.10	(a)
Employment Agreement between IZEA, Inc. and Michael Heald effective August 15, 2018 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018).

10.11
Business Financing Modification Agreement and Consent, dated as of August 30, 2018, by and among IZEA Worldwide, Inc., Ebyline, Inc., TapInfluence, Inc. and Western Alliance Bank (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

10.12	(a)
Employment Agreement between IZEA Worldwide, Inc. and Troy J. Vanke effective February 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 7, 2019).

21.1	*	List of Subsidiaries of IZEA Worldwide, Inc.
23.1	*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (c)
The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

March 28, 2019	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 28, 2019	By:	/s/ Troy J. Vanke
Troy J. Vanke Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 28, 2019
Edward H. Murphy
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ Troy J. Vanke	March 28, 2019
Troy J. Vanke
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	March 28, 2019
Ryan S. Schram
Chief Operating Officer and Director
/s/ Brian W. Brady	March 28, 2019
Brian W. Brady
Director
/s/ John H. Caron	March 28, 2019
John H. Caron
Director
/s/ Lindsay A. Gardner	March 28, 2019
Lindsay A. Gardner
Director
/s/ Jill M. Golder	March 28, 2019
Jill M. Golder
Director
/s/ Daniel R. Rua	March 28, 2019
Daniel R. Rua
Director
/s/ Patrick J. Venetucci	March 28, 2019
Patrick J. Venetucci
Director