Form 10-Q
period 2019-03-31
IZEA Worldwide, Inc.
filed 2019-05-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market

As of May 10, 2019, there were 27,143,735 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
Assets
Current:
Cash and cash equivalents	$2,315,186	$1,968,403
Accounts receivable, net	6,066,161	7,071,815
Prepaid expenses	367,181	527,968
Other current assets	27,396	39,203
Total current assets	8,775,924	9,607,389

Property and equipment, net	236,145	272,239
Right of use asset	340,370	—
Goodwill	8,316,722	8,316,722
Intangible assets, net	2,827,042	3,149,949
Software development costs, net	1,700,551	1,428,604
Security deposits	140,188	143,174
Total assets	$22,336,942	$22,918,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,249,003	$2,618,103
Accrued expenses	2,556,717	1,968,589
Contract liabilities	5,464,843	4,957,869
Line of credit	1,336,247	1,526,288
Right of use liability	324,764	—
Deferred rent	—	17,420
Acquisition costs payable	3,794,605	4,611,493
Total current liabilities	15,726,179	15,699,762

Commitments and Contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 12,812,108 and 12,075,708, respectively, issued and outstanding	1,281	1,208
Additional paid-in capital	61,534,711	60,311,756
Accumulated deficit	(54,925,229)	(53,094,649)
Total stockholders’ equity	6,610,763	7,218,315

Total liabilities and stockholders’ equity	$22,336,942	$22,918,077

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018

Revenue	$4,793,756	$3,896,441

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,099,291	2,163,142
Sales and marketing	1,357,667	1,755,526
General and administrative	2,612,054	1,615,222
Depreciation and amortization	436,224	265,455
Total costs and expenses	6,505,236	5,799,345

Loss from operations	(1,711,480)	(1,902,904)

Other income (expense):
Interest expense	(128,464)	(21,311)
Change in fair value of derivatives, net	—	(125,595)
Other income, net	9,364	4,690
Total other income (expense), net	(119,100)	(142,216)

Net loss	$(1,830,580)	$(2,045,120)

Weighted average common shares outstanding – basic and diluted	12,575,458	5,802,099
Basic and diluted loss per common share	$(0.15)	$(0.35)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585
Cumulative effect of change in accounting policy to ASC 606	—	—	—	(98,822)	(98,822)
Stock issued for payment of services	30,265	3	124,997	—	125,000
Stock issuance costs	—	—	(616)	—	(616)
Stock-based compensation	55,000	6	421,806	—	421,812
Net loss	—	—	—	(2,045,120)	(2,045,120)
Balance, March 31, 2018	5,819,246	$582	$53,116,619	$(49,421,362)	$3,695,839

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315
Stock issued for payment of acquisition liability	660,136	66	1,075,956	—	1,076,022
Stock issued for payment of services	22,188	2	37,498	—	37,500
Stock issuance costs	—	—	(2,190)	—	(2,190)
Stock-based compensation	54,076	5	111,691	—	111,696
Net loss	—	—	—	(1,830,580)	(1,830,580)
Balance, March 31, 2019	12,812,108	$1,281	$61,534,711	$(54,925,229)	$6,610,763

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,830,580)	$(2,045,120)
Adjustments to reconcile net loss to net cash provided by / (used for) operating activities:
Depreciation and amortization	38,477	56,038
Amortization of software development costs and other intangible assets	397,748	209,417
Loss on disposal of equipment	(515)	853
Change in provision for losses on accounts receivable	(29,940)	—
Stock-based compensation	151,214	146,281
Fair value of stock issued for payment of services	37,498	28,671
Decrease in fair value of contingent acquisition costs payable	—	(304,163)
Loss on settlement of acquisition costs payable	191,439	—
Change in fair value of derivatives, net	—	125,595
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	1,035,594	358,449
Prepaid expenses and other current assets	133,593	(67,050)
Accounts payable	(369,100)	(496,310)
Accrued expenses	655,823	35,665
Contract liabilities	506,974	845,505
Right of use asset, net	(33,026)	—
Deferred rent	—	(11,119)
Net cash provided by / (used for) operating activities	885,199	(1,117,288)

Cash flows from investing activities:
Purchase of equipment	(2,383)	(140,193)
Software development costs	(346,789)	(119,352)
Security deposits	2,987	308
Net cash used for investing activities	(346,185)	(259,237)

Cash flows from financing activities:
Proceeds from line of credit, net of repayments	(190,041)	230,629
Stock issuance costs	(2,190)	(616)
Net cash provided by / (used in) financing activities	(192,231)	230,013

Net increase / (decrease) in cash and cash equivalents	346,783	(1,146,512)
Cash and cash equivalents, beginning of year	1,968,403	3,906,797

Cash and cash equivalents, end of period	$2,315,186	$2,760,285

Supplemental cash flow information:
Cash paid for interest	$125,194	$6,939

Non-cash financing and investing activities:
Common stock issued for payment of acquisition liability	$1,076,022	$—
Fair value of common stock issued for future services, net	$150,000	$428,600

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a public company incorporated in the state of Nevada. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). The legal entity of ZenContent was dissolved in December 2017 after all assets and transactions were transferred to IZEA. On March 9, 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada to operate as a sales and support office for IZEA's Canadian customers. On July 26, 2018, the Company merged with TapInfluence, Inc. ("TapInfluence") pursuant to the terms of an Agreement and Plan of Merger dated as of July 11, 2018, and amended July 20, 2018.

The Company creates and operates online marketplaces that connect marketers with content creators. The creators are compensated for producing and distributing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

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

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of March 31, 2019, the consolidated statements of operations for the three months ended March 31, 2019 and 2018, the consolidated statements of stockholders' equity for the three months ended March 31, 2019 and 2018 and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2019.

Liquidity and Going Concern
The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $54,925,229 as of March 31, 2019.  For the quarter ended March 31, 2019, the Company had a net loss of $1,830,580. The Company's cash balance as of March 31, 2019 was $2,315,186 and the Company's operating activities provided cash of $885,199 for the quarter ended March 31, 2019. As of March 31, 2019, the Company has the obligation to pay former TapInfluence stockholders an additional $3,500,000 in the form of cash, common stock or a combination thereof, at IZEA’s option, in July 2019.

With the cash on hand at March 31, 2019, along with our available credit line with Western Alliance Bank, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report; however, management’s plans to continue as a going concern include raising additional capital through sales of equity securities as well as borrowing. Furthermore, we intend to rely on our ability to issue shares of our common stock to pay our future obligations relating to our acquisitions of ZenContent and TapInfluence as they become due in July 2019.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $248,250 and $278,190, for doubtful accounts as of March 31, 2019 and December 31, 2018, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2019 and 2018.

Concentrations of credit risk with respect to accounts receivable were typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company's acquisition of TapInfluence, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had one customer that accounted for 23% of total accounts receivable at March 31, 2019 and two customers that together accounted for 36% at December 31, 2018. The Company had one customer that accounted for 10% of its revenue during the three months ended March 31, 2019 and had no customer that accounted for more than 10% of its revenue during the three months ended March 31, 2018.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that it has two reporting units as of March 31, 2019. See further discussion regarding segment reporting in Note 10.

For the three months ended March 31, 2019 and 2018, there were no impairment charges to goodwill.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 4 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three months ended March 31, 2019 and 2018, there were no impairment charges associated with the Company's long-lived assets.

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

Leases
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). As permitted under the standard, the Company elected the package of practical expedients which permit the Company to carryforward its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company adopted the practical expedient that allows comparative periods to be reported under the lease accounting guidance in effect at the time prior period financial statements were previously issued. Effectively, the Company elected to apply the guidance as of the adoption date whereas financial information for prior periods has not been updated, and the disclosures required under the new standard herein have not been provided for dates and periods before January 1, 2019.

This ASU establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company does not expect to record leases on the balance sheet that at the commencement date have a lease term of twelve months or less.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of its January 1, 2019 adoption of this standard, the Company had one material lease greater than 12 months in duration which is associated with its Corporate headquarters near Orlando, Florida. The January 1, 2019 adoption of this standard resulted in the Company recording a right-of-use asset of $412,442 and an associated right-of-use liability of $400,977. The right-of-use asset is being amortized to rent expense over the remaining term of the lease. The right-of-use liability was determined by discounting the Company's remaining obligations under the lease using its average incremental borrowing rate and will be increased through the recording of interest expense and reduced by payments made under the lease. For the three months ended March 31, 2019, the Company recorded $8,923 of interest on this right-of-use liability.

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

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). Under ASC 606, revenue is recognized based on a five-step model which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as the principal or the agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the Company charged to the self-service marketer using the Company's platforms, less the amounts paid to the third-party creators providing the service.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended March 31, 2019 and 2018 were approximately $78,000 and $102,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value included its acquisition cost liability (see Note 2) as of March 31, 2019 and December 31, 2018 and its Right of Use liability as of March 31, 2019. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, unearned revenue, and accrued expenses. Unless otherwise disclosed, the fair values of the Company’s long-term debt obligations approximate their carrying value based upon current rates available to the Company.

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

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2019 and 2018:

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2019	March 31, 2018
Expected term	6 years	6 years
Weighted average volatility	63.37%	60.78%
Weighted average risk-free interest rate	2.52%	2.46%
Expected dividends	—	—

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. Weighted average expected forfeiture rates were 7.82% and 18.12% on stock options granted during the three months ended March 31, 2019 and 2018, respectively.

The Company did not grant any restricted stock units under the 2011 Equity Incentive Plans during the three months ended March 31, 2019 or 2018.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Recent Accounting Pronouncements
Fair Value Measurements: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance will be effective for the Company beginning January 1, 2020, with early adoption permitted upon issuance of this updated guidance. The Company does not plan to early adopt this ASU, and it is currently evaluating the impact of adopting this guidance.

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

NOTE 2.     BUSINESS COMBINATIONS

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

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Remaining Present and Fair Value
	7/26/2018	7/26/2018	12/31/2018	3/31/2019
Cash paid at closing (a)	$1,500,000	$1,500,000	$—	$—
Stock paid at closing (a)	1,759,500	1,759,500	—	—
Purchase price adjustment (b)	(439,610)	(555,026)	(115,416)	—
First deferred purchase price installment (c)	1,000,000	970,576	995,097	—
Second deferred purchase price installment (c)	3,500,000	3,271,028	3,366,433	3,423,676
Total estimated consideration	$7,319,890	$6,946,078	$4,246,114	$3,423,676

Current portion of acquisition costs payable			$4,246,114	$3,423,676
Long-term portion of acquisition costs payable			—	—
Total acquisition costs payable			$4,246,114	$3,423,676

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

(c)
Aggregate post-acquisition date consideration consists of additional payments totaling $4,500,000, less any remaining adjustment related to the final working capital adjustment calculation. The payments will be made in the form of cash, common stock or a combination thereof, at IZEA’s option. The first of these installments was paid in January 2019, with the second of the two installments due in July 2019. Following the closing, IZEA calculated the final working capital as of the closing date as a negative $297,049, which was $115,416 lower than the original estimate of negative $181,633. Therefore, the purchase price was reduced by an additional $115,416, which was deducted from the six-month installment payment paid in January 2019. On January 26, 2019, the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day average price of the common stock of $1.34 required by the Merger Agreement.

For the three months ended March 31, 2019, $778,638 of the Company's consolidated revenue was associated with TapInfluence operations. The Company is unable to determine net loss specifically related to TapInfluence operations as the majority of operational resources were shared with IZEA.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination with TapInfluence had occurred on January 1, 2018:

Pro Forma
Three Months Ended March 31, 2018
Pro forma revenue	$4,954,453
Pro forma cost of revenue	$2,329,884
Pro forma gross profit	$2,624,569

Pro forma net loss prior to adjustments	$(2,746,799)
Pro forma adjustment to net loss:
Difference in amortization of acquired identifiable intangible assets	(258,917)
Pro forma net loss combined	$(3,005,716)

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

ZENCONTENT, INC.

On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent (the “ZenContent Stock Purchase Agreement”) for a maximum purchase price to be paid over three years of $4,500,000. Upon closing, the Company paid a cash payment of $400,000 and issued 86,207 shares of the Company's common stock valued at $600,000. The ZenContent Stock Purchase Agreement also requires (i) three equal annual installment payments totaling $1,000,000, subject to a working capital adjustment, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of the Company's common stock (determined at the Company's option). In July 2018, pursuant to an amendment to the ZenContent Stock Purchase Agreement, the parties agreed to fix the amount payable for any further contingent performance payments at $90,000, of which $45,000 was paid in cash on November 1, 2018, and $45,000 is due on November 1, 2019 and is payable in cash or stock at the Company's option.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Purchase Price and Acquisition Costs Payable

	Estimated Gross Purchase Consideration	Initial Present and Fair Value	Remaining Present and Fair Value	Remaining Present and Fair Value
	7/31/2016	7/31/2016	12/31/2018	3/31/2019
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	321,740	326,709
Contingent performance payments (c)	2,500,000	230,000	43,639	44,220
Total estimated consideration	$4,433,565	$1,796,547	$365,379	$370,929

Current portion of acquisition costs payable			$365,379	$370,929
Long-term portion of acquisition costs payable			—	—
Total acquisition costs payable			$365,379	$370,929

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

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

(c)
The contingent performance payments were subject to ZenContent achieving certain minimum revenue thresholds over 36 months. On July 31, 2016, the Company initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments was required to be revalued each quarter and was calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework was considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 17%) and assumed it would follow geometric Brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company's fair value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company's current borrowing rate of prime plus 2% at the time of valuation. The Company revised its estimate of the contingent performance payments based on the fixed payments agreed upon in the July 2018 amendment to the ZenContent Stock Purchase Agreement.

NOTE 3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2019	December 31, 2018
Furniture and fixtures	$293,777	$293,777
Office equipment	77,993	77,194
Computer equipment	562,357	561,812
Leasehold improvements	338,018	338,018
Total	1,272,145	1,270,801
Less accumulated depreciation and amortization	(1,036,000)	(998,562)
Property and equipment, net	$236,145	$272,239

Depreciation expense on property and equipment recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $38,477 and $56,038 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 4.     INTANGIBLE ASSETS

The identifiable intangible assets, other than Goodwill, consists of the following assets:

	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
	March 31, 2019		December 31, 2018
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	75,333	87,000	66,583	1
Developed technology	1,130,000	452,667	1,130,000	396,167	5
Self-service content customers	2,810,000	787,778	2,810,000	571,111	3
Managed content customers	2,140,000	2,101,111	2,140,000	2,071,945	3
Domains	166,469	108,205	166,469	99,881	5
Embedded non-compete provision	28,000	9,333	28,000	5,833	2
Total identifiable intangible assets	$6,521,469	$3,694,427	$6,521,469	$3,371,520

Total identifiable intangible assets, other than Goodwill, from the Company's acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	March 31, 2019	December 31, 2018
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
TapInfluence Intangible Assets	3,263,000	3,263,000
Domains	166,469	166,469
Total Intangible Assets	6,521,469	6,521,469
Accumulated amortization	(3,694,427)	(3,371,520)
Intangible Assets, net	$2,827,042	$3,149,949

The Company is amortizing the identifiable intangible assets over a weighted average period of three years. Amortization expense recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $322,907 and $135,795 for the three months ended March 31, 2019 and 2018, respectively. The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of revenue was $26,500 and $26,500 for the three months ended March 31, 2019 and 2018, respectively.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of March 31, 2019, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following schedule:

Year ending December 31:	Amortization Expense
Remainder of 2019	$905,526
2020	1,079,127
2021	652,389
2022	120,000
2023	70,000
Total	$2,827,042

The Company's goodwill balance changed as follows:

Amount
Balance on December 31, 2018	$8,316,722
Acquired during 2019	—
Balance on March 31, 2019	$8,316,722

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	March 31, 2019	December 31, 2018
Software development costs	$2,663,304	$2,316,515
Less accumulated depreciation and amortization	(962,753)	(887,911)
Software development costs, net	$1,700,551	$1,428,604

The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company's self-service customers. Research and planning phase costs are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. The Company incurred and capitalized software development costs of $346,789 and $119,352 during the three months ended March 31, 2019 and 2018, respectively. As a result, the Company has capitalized a total of $2,663,304 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of March 31, 2019. The Company amortizes its software development costs, upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service.

Amortization expense on software development costs that is presented separately from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $74,842 and $73,622 for the three months ended March 31, 2019 and 2018, respectively.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of March 31, 2019, future estimated amortization expense related to software development costs is set forth in the following schedule:

Year ending December 31:	Software Amortization Expense
Remainder of 2019	$295,885
2020	414,002
2021	372,606
2022	303,281
Thereafter	314,777
$1,700,551

NOTE 6.    COMMITMENTS & CONTINGENCIES

Credit Agreement
The Company has a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Effective August 30, 2018, as a result of IZEA's merger with TapInfluence, the Company entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. In connection with the August 30, 2018 amendment, the Company incurred approximately $8,400 of costs which have been capitalized and are being amortized through interest expense over 12 months. Pursuant to the credit facility agreement, as amended, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company's accounts receivable and substantially all of the Company's other assets. The agreement automatically renews in April of each year and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrued on the advances at the rate of prime plus 2% per annum through August 29, 2018, at which time the rate was amended to prime plus 1.5% per annum in conjunction with the August 30, 2018 modification agreement. The default rate of interest is prime plus 7%. The Company had $1,336,247 and $1,526,288 outstanding under this line of credit agreement as of March 31, 2019 and December 31, 2018. These balances outstanding were secured by gross accounts receivable balances of $1,670,308 and $1,907,860 as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the Company had a net accounts receivable balance of $6,066,161. Assuming that all of the Company's accounts receivable balance was eligible for funding, the Company had $3,516,682 in remaining available credit under the agreement as of March 31, 2019.

The annual fees are capitalized in the Company's consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $8,410 and $5,250 of the credit facility costs through interest expense during the three months ended March 31, 2019 and 2018, respectively. The remaining value of the capitalized loan costs related to the Bridge Bank credit agreement as of March 31, 2019 is $2,804. This amount will be amortized to interest expense in April 2019.

Lease Commitments
The Company has no obligations under capital leases as of March 31, 2019 and December 31, 2018.

Operating Leases
The corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. The Company occupies this office pursuant to a sixty-five month sublease agreement that originally expired in April 2019. In January 2019, the Company exercised its option to extend this lease for one additional year until April 30, 2020. This lease covers approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot over the initial lease term. The Company also occupies flexible office space under monthly, quarterly or semi-annual membership contracts in Los Angeles, San Francisco, Denver, Chicago, New York City and Toronto.

A summary of future minimum lease payments under the Company's non-cancelable leases as of March 31, 2019 is as follows:

As of March 31, 2019	Operating Leases
2019	$432,067
2020	113,516
Total minimum lease payments	$545,583

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Our lease portfolio has a wighted-average remaining lease term of 11 months. The present value of the lease obligation associated with our Winter Park, Florida office space was determined using a discount rate of 9.5%, consistent with our effective borrowing rate.

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $154,697 and $167,582 for the three months ended March 31, 2019 and 2018 respectively.

Retirement Plans
In December 2007, the Company introduced a 401(k) plan that covered all eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant's contribution up to 8% of the participant's salary. The participants become vested in 20% annual increments after two years of service. During the three months ended March 31, 2019 and 2018, the Company incurred $51,692 and $50,324, respectively, in expense for matching employer contributions.

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
On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by us and the other parties to the Perez class action lawsuit described above. The settlement terms as agreed upon by the parties include that, within 15 business days of execution of the stipulation of settlement, IZEA's insurer will deposit $250,000 into the settlement fund. Within 20 business days of entry of the Court's order of preliminary approval, our insurer will make a payment of $550,000 and we will pay the remainder of the Company's previously accrued insurance deductible (400,000) into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The settlement is subject to approval by the U.S. District Court, and the plaintiff has filed a motion for preliminary approval of the settlement which the court entered on May 8, 2019. Upon final approval by the Court, the settlement will require that the Perez lawsuit be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims.

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

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff has filed a motion for preliminary approval of the settlement which is scheduled to be heard by the Court on May 13, 2019. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, the Company intends to vigorously defend against the claims.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Stock Issued for Acquisitions
On January 26, 2019, pursuant to its Merger Agreement with TapInfluence (see Note 2), the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day average price of the common stock of $1.34 required by the Merger Agreement.

Equity Incentive Plans
In May 2011, the Company's Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA, Inc. (the “May 2011 Plan”). At the Company's 2018 Annual Meeting of Stockholders held on December 18, 2018, the stockholders approved an amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows the Company to award restricted stock, restricted stock units and stock options, covering up to 2,500,000 shares of common stock as incentive compensation for its employees and consultants.  As of March 31, 2019, the Company had 1,024,156 shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

On August 22, 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of March 31, 2019, the Company had 4,375 shares of common stock available for future grants under the August 2011 Plan.

Restricted Stock
Under both the May 2011 Plan and the August 2011 Plan (together, the “2011 Equity Incentive Plans”), the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.

The Company issued 27,184 shares of restricted stock on March 28, 2019 to Mr. Edward Murphy, its Chief Executive Officer, for amounts owed on his fourth quarter 2018 performance bonus. The stock was initially valued at $36,427 and vests in equal monthly installments over 12 months from issuance. The Company issued 4,570 shares of restricted stock on March 28, 2019 to Mr. Ryan Schram, its Chief Operating Officer, for amounts owed on his fourth quarter 2018 performance bonus. The stock was initially valued at $6,124 and vests in equal monthly installments over 48 months from issuance.

During the three months ended March 31, 2019, the Company issued its six independent directors a total of 88,758 shares of restricted common stock initially valued at $150,000 for their annual service as directors of the Company. The stock will vest in equal monthly installments from January through December 2019.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the three months ended March 31, 2019:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2017	11,799	$4.52	3.8
Granted	115,763	4.24
Vested	(62,078)	4.51
Forfeited	(7,500)	5.52
Nonvested at December 31, 2018	57,984	$3.70	1.4
Granted	120,512	1.60
Vested	(34,024)	2.47
Forfeited	(2,500)	5.52
Nonvested at March 31, 2019	141,972	$2.18	1.1

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations of total shares outstanding and earnings per share until such time as the restricted stock vests.

Expense recognized on restricted stock issued to non-employees for services during the three months ended March 31, 2019 and 2018 was $37,498 and $28,671, respectively. Expense recognized on restricted stock issued to employees during the three months ended March 31, 2019 and 2018 was $38,414 and $28,069, respectively. Future compensation expense related to issued, but nonvested restricted stock awards as of March 31, 2019 is $311,953. This value is estimated to be recognized over the weighted-average vesting period of approximately 1.1 years.

Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.

The following table contains summarized information about restricted stock units during the three months ended March 31, 2019:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2017	—	$—	0.0
Granted	160,000	1.04
Nonvested at December 31, 2018	160,000	$1.04	1.0
Vested	(4,165)	1.04
Forfeited	(13,000)	1.04
Nonvested at March 31, 2019	142,835	$1.04	1.45

The fair value of the Company's common stock on March 31, 2019 was $1.15 per share. The intrinsic value on the non-vested restricted units as of March 31, 2019 was $164,260. Expense recognized on restricted stock units issued to employees during the three months ended March 31, 2019 was $32,465. As of March 31, 2019, future compensation related to restricted stock units expected to vest of $123,767 is estimated to be recognized over the weighted-average vesting period of approximately one year.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Stock Options
Under the 2011 Equity Incentive Plans, the Board determines the exercise price to be paid for the option shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the exercise price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the exercise price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years and the option typically vests on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly in equal increments over the following three years. The Company issues new shares for any stock awards or options exercised under its 2011 Equity Incentive Plans.

A summary of option activity under the 2011 Equity Incentive Plans for the three months ended March 31, 2019 is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2017	1,049,503	$5.97	6.0
Granted	156,084	1.60
Expired	(63,013)	6.29
Forfeited	(102,097)	6.66
Outstanding at December 31, 2018	1,040,477	$5.23	6.5
Granted	30,542	1.46
Forfeited	(38,924)	3.40
Outstanding at March 31, 2019	1,032,095	$5.19	5.8

Exercisable at March 31, 2019	744,479	$5.89	4.6

During the three months ended March 31, 2019 and 2018, no options were exercised. The fair value of the Company's common stock on March 31, 2019 was $1.15 per share. The intrinsic value on outstanding options as of March 31, 2019 was $3,309. The intrinsic value on exercisable options as of March 31, 2019 was $227.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the three months ended March 31, 2019 is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at January 1, 2018	323,077	$2.64	2.7
Granted	156,084	0.96
Vested	(137,206)	2.80
Forfeited	(41,445)	2.88
Nonvested at December 31, 2018	300,510	$0.80	2.4
Granted	30,542	0.91
Vested	(28,871)	2.04
Forfeited	(14,565)	1.84
Nonvested at March 31, 2019	287,616	$1.20	2.2

Expense recognized on stock options issued to employees during the three months ended March 31, 2019 and 2018 was $89,998 and $112,883, respectively. Future compensation expense related to nonvested awards as of March 31, 2019 expected to vest of approximately $335,000 is estimated to be recognized over the weighted-average vesting period of approximately two years, two months.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Employee Stock Purchase Plan
At the Company's 2018 Annual Meeting of Stockholders held on December 18, 2018, stockholders holding a majority of the Company's outstanding shares of common stock, upon previous recommendation and approval of the Board, adopted the amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of the Company's common stock thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six months offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of March 31, 2019, the Company had 437,228 remaining shares of common stock available for future grants under the ESPP.

Stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and stock purchase plan issuances during the three months ended March 31, 2019 and 2018 was $160,877 and $146,281, respectively. Stock-based compensation expense was recorded as $2,886 to cost of revenue, $6,336 to sales and marketing, and $151,655 to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2019. Stock-based compensation expense was recorded as $3,706 to cost of revenue, $16,298 to sales and marketing, and $126,277 to general and administrative expense in the Company's consolidated statement of operations during the three months ended March 31, 2018.

NOTE 8.    LOSS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income or loss by the basic weighted-average number of shares of common stock outstanding during each period presented. Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations of weighted-average number of shares of common stock outstanding until such time as the stock vests. Diluted loss per share is computed by dividing the net income or loss by the sum of the total of the basic weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,830,580)	$(2,045,120)
Weighted average shares outstanding - basic and diluted	12,575,458	5,802,099
Basic and diluted loss per common share	$(0.15)	$(0.35)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	1,032,095	1,045,264
Restricted stock units	142,385	—
Warrants	17,500	515,950
Total excluded shares	1,191,980	1,561,214

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 9.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the unaudited consolidated financial statements contained herein. The following table illustrates the Company's revenue by product service type:

	Three Months Ended March 31,
	2019	2018
Managed Services Revenue	$3,867,232	$3,796,665

Legacy Workflow Fees	47,330	60,705
Marketplace Spend Fees	374,653	2,843
License Fees	491,094	13,264
SaaS Services Revenue	913,077	76,812

Other Revenue	13,447	22,964
Total Revenue	$4,793,756	$3,896,441

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2019	December 31, 2018
Accounts receivable, net	$6,066,161	$7,071,815
Contract liabilities (unearned revenue)	$5,464,843	$4,957,869

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not have contract assets, because it does not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.

Contract receivables are recognized when the receipt of consideration is unconditional. The Company did not recognize any contract assets as of March 31, 2019 or December 31, 2018. Contract liabilities relate to advance consideration received from customers under the terms of the Company's contracts, which will be earned in future periods.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at March 31, 2019 and December 31, 2018 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at March 31, 2019 within the next year.

NOTE 10.     BUSINESS SEGMENTS

Company management actively evaluates operations under the following two reportable business segments:

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

The following table provides the Company's measure of revenue for each reportable segment, and for other revenue. All other measures of Company profit and assets are reviewed on a consolidated basis.

	Three Months Ended March 31,
	2019	2018
Managed Services Segment Revenue	$3,867,232	$3,796,665
SaaS Services Segment Revenue	913,077	76,812
Other Revenue	13,447	22,964
Total	$4,793,756	$3,896,441

The following table provides the Company's revenues as determined by the country of domicile:

	Three Months Ended March 31,
	2019	2018
United States	$4,275,419	$3,405,628
Canada	518,337	490,813
Total	$4,793,756	$3,896,441

NOTE 11.     SUBSEQUENT EVENTS

On May 10, 2019, the Company closed on its underwritten registered public offering of 14,285,714 shares of common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $10.0 million. The net proceeds, after the underwriting discount but before estimated expenses of the offering payable by the Company, were approximately $9.4 million. Mr. Edward Murphy, the Company's Chief Executive Officer and a Company director, and Mr. Troy J. Vanke, the Company's Chief Financial Officer, participated in the public offering and purchased 21,428 and 42,857 shares of stock, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our unaudited consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” "likely," "projects," “plans,” "pursue," "strategy" or "future," or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:

•	our ability to raise additional funding;

•	our ability to issue shares to settle future acquisition costs payable;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	variability of operating results;

•	our ability to establish effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	our development and introduction of new products and services;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services;

•	marketing and other business development initiatives;

•	competition in the industry;

•	general government regulation;

•	economic conditions;

•	dependence on key personnel;

•	the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	our ability to protect our intellectual property;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•	and the other risks and uncertainties described in the Risk Factors section of this Quarterly Report.

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

Key Components of Results of Operations

We measure revenue associated with our business under two reportable business segments; Managed Services and SaaS Services. Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

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

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” and in “Note 1. Company and Summary of Significant Accounting Policies,” of this Quarterly Report, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other are reported on a gross basis. We further categorize these sources into two primary operating segments, Managed Services and SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees.

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

General and Administrative

Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities related costs, and other corporate related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining and improving our technology, along with hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization. General and administrative expense also include current period gains and losses on costs previously accrued related to our acquisitions.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$4,793,756	$3,896,441	$897,315	23%

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,099,291	2,163,142	(63,851)	(3)%
Sales and marketing	1,357,667	1,755,526	(397,859)	(23)%
General and administrative	2,612,054	1,615,222	996,832	62%
Depreciation and amortization	436,224	265,455	170,769	64%
Total costs and expenses	6,505,236	5,799,345	705,891	12%
Loss from operations	(1,711,480)	(1,902,904)	191,424	(10)%
Other income (expense):
Interest expense	(128,464)	(21,311)	(107,153)	503%
Change in fair value of derivatives, net	—	(125,595)	125,595	(100)%
Other income, net	9,364	4,690	4,674	100%
Total other income (expense), net	(119,100)	(142,216)	23,116	(16)%
Net loss	$(1,830,580)	$(2,045,120)	$214,540	(10)%

Revenue

The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended March 31,
	2019		2018		$ Change	% Change
Managed Services Revenue	$3,867,232	81%	$3,796,665	97%	$70,567	2%

Legacy Workflow Fees	47,330	1%	60,705	2%	(13,375)	(22)%
Marketplace Spend Fees	374,653	8%	2,843	—%	371,810	13,078%
License Fees	491,094	10%	13,264	—%	477,830	3,602%
SaaS Services Revenue	913,077	19%	76,812	2%	836,265	1,089%

Other Revenue	13,447	—%	22,964	1%	(9,517)	(41)%
Total Revenue	$4,793,756	100%	$3,896,441	100%	$897,315	23%

Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our merger with TapInfluence provided a springboard for the SaaS Services segment and an immediate increase of market share in the marketplace spend and licensed fees on SaaS Services.

Revenue for the three months ended March 31, 2019 increased by $897,315, or approximately 23%, compared to the same period in 2018. This is primarily due to the July 2018 acquisition of TapInfluence.

Managed Services revenue improved by 2% over the same period in 2018, despite a significant decrease in our front-line sales personnel.

SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer's spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license & support fees to access the platform services.

•
Legacy Workflow revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. This revenue is declining quarter over quarter due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Legacy Workflow transactions decreased to $47,330 for the three months ended March 31, 2019, compared to $60,705 for same period in 2018. With the addition of TapInfluence and its SaaS revenue model and our modifications to IZEAx which now allows marketers to purchase custom content, in addition to sponsored posts, we have shifted our focus away from this platform and its content generated primarily for newspapers and traditional publishers, and expect Legacy Workflow revenue to continue to decline going forward.

•
Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence platforms on a SaaS basis to distribute content for marketing and influencer marketing campaigns. We increased our revenue from Marketplace Spend Fees by $371,810 for the three months ended March 31, 2019 when compared with the same period of 2018, primarily as a result of our merger with TapInfluence. Revenue from Marketplace Spend Fees represents our net margins received on this business.

•
License and Support Fees revenue are generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased significantly during the three months ended March 31, 2019 to $491,094, primarily as a result of the merger with TapInfluence, compared to $13,264 in the same period of the prior year.

Other revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. These fees did not have a significant effect on our revenue for the three months ended March 31, 2019 and 2018.

Cost of Revenue

Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide custom content and advertising and our internal personnel costs for those primarily responsible for fulfillment of our obligations under our Managed Services. Cost of revenue for the three months ended March 31, 2019 decreased by $63,851, or approximately 3%, compared to the same period in 2018.  Cost of revenue as a percentage of revenue improved from 56% in 2018 to 44% in 2019, due to an increase of approximately $836,000 in our higher margin revenue from SaaS Services, which is recognized on a net basis.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2019 decreased by $397,859, or approximately 23%, compared to the same period in 2018. Our average number of sales, marketing and support personnel declined by almost 21% for the three months ended March 31, 2019 when compared with 2018 which, along with the decrease in variable compensation linked with sales performance, contributed to a reduction of approximately $434,000 in sales and marketing payroll and personnel related expenses.

General and Administrative

     General and administrative expense for the three months ended March 31, 2019 increased by $996,832, or approximately 62%, compared to the same period in 2018. General and administrative expense for the three months ended March 31, 2019 includes a loss on the settlement of acquisition costs payable of $191,439 associated with our January 2019 payment related to the acquisition of TapInfluence. General and administrative expense for the three months ended March 31, 2018 includes a gain of $304,163 on the adjustment of acquisition costs to fair value. Adjusting for these one-time items, general and administrative expense for the three months ended March 31, 2019 increased by $501,232, or approximately 26%, compared to the same period in 2018. These increases in general and administrative expenses are generally due to higher payroll and personnel related costs for our administrative and development functions of approximately $133,000, increased professional services and recruiting spend of approximately $132,000, and an increase in software licensing and hosting fees of approximately $94,000 for additional AWS hosting costs and costs to upgrade our financial reporting software.

We capitalized software development costs of $346,789 during the three months ended March 31, 2019, which was $227,437 higher than in the prior year period. This increase in software development costs was directly attributable to the development of IZEAx 3.0, the upgraded platform released in April 2019.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2019 increased by $170,769, or approximately 64%, compared to the same period in 2018.

Depreciation and amortization expense on property and equipment was $38,477 and $56,038 for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.

Amortization expense was $397,748 and $209,417 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $322,907 and $135,795 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to internal use software development costs was $74,842 and $73,622 for the three months ended March 31, 2019 and 2018, respectively.

Other Income (Expense)

Interest expense increased by $107,153 to $128,464 during the three months ended March 31, 2019 compared to the same period in 2018 primarily due higher interest rates and higher average amounts outstanding on our credit facility in 2018.

We recorded income of $125,595 resulting from the change in the fair value of restricted stock during the three months ended March 31, 2018.

The $4,674 increase in other income during the three months ended March 31, 2019 when compared to 2018 is primarily attributable to net currency exchange gains related to our Canadian transactions.

Net Loss

Net loss for the three months ended March 31, 2019 was $1,830,580, a $214,540 decrease in the net loss of $2,045,120 for the same period in 2018.  The decrease in net loss was impacted primarily by the factors discussed previously.

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

The following table sets forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended March 31,
	2019		2018		$ Change	% Change
Managed Services Revenue	$3,867,232	49%	$3,796,665	81%	$70,567	2%

Legacy Workflow	654,925	8%	871,812	19%	(216,887)	(25)%
Marketplace Spend	2,802,521	36%	5,655	—%	2,796,866	49,458%
License Fees	491,094	6%	13,264	—%	477,830	3,602%
SaaS Services Gross Billings	3,948,540	50%	890,731	18%	3,057,809	343%

Other Revenue	13,447	—%	22,964	—%	(9,517)	(41)%
Total Gross Billings	$7,829,219	100%	$4,710,360	100%	$3,118,859	66%

Gross billings for our SaaS Services segment were $3,948,540 for the three months ended March 31, 2019, an increase of $3,057,809 compared to the same period in 2018. The increase was primarily due to the addition of TapInfluence in July 2018. We expect our merger with TapInfluence to have a continuing significant positive impact on our future gross billings in our SaaS Services segment as we build on the significant marketer base obtained from the merger, offset by the phasing out of our Legacy Workflow activity.

The following table sets forth a reconciliation from the GAAP measurement of Revenue to our non-GAAP financial measure of gross billings stated above and the percentage change between the periods:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$4,793,756	$3,896,441	$897,315	23%
Plus payments made to third-party creators (1)	3,035,463	813,919	2,221,544	273%
Gross billings	$7,829,219	$4,710,360	$3,118,859	66%
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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,830,580)	$(2,045,120)
Non-cash stock-based compensation	160,877	146,281
Non-cash stock issued for payment of services	37,498	28,671
(Gain) loss on disposal of equipment	(515)	853
Loss on settlement of acquisition costs payable	191,439	—
Increase (decrease) in value of acquisition costs payable	2,664	(393,094)
Depreciation and amortization	436,224	265,455
Interest expense	128,464	21,311
Change in fair value of derivatives	—	125,595
Adjusted EBITDA	$(873,929)	$(1,850,048)

Liquidity and Capital Resources

We had cash and cash equivalents of $2,315,186 as of March 31, 2019 as compared to $1,968,403 as of December 31, 2018, an increase of $346,783 primarily due to collections of accounts receivable during the quarter.  We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $54,925,229 as of March 31, 2019.   To date, we have financed our operations through internally generated revenue from operations, the sale of our equity securities and borrowings under our line of credit.

Cash provided by operating activities was $885,199 during the three months ended March 31, 2019 and is the result of the net conversion of working capital into cash. Cash used for investing activities was $346,185 during the three months ended March 31, 2019 primarily due to the payment of $346,789 related to the development of our proprietary software and purchases of $2,383 for updated computer and office equipment. Cash used in financing activities during the three months ended March 31, 2019 was $192,231.

Acquisition Obligations

On July 31, 2016, we entered into a Stock Purchase Agreement (the “ZenContent Stock Purchase Agreement”) with ZenContent, Inc. (“ZenContent”), pursuant to which we purchased all of the outstanding shares of capital stock of ZenContent. On July 30, 2019, we will be required to make the third and final annual installment payment of $333,334 in the form of either cash or additional shares of our common stock (determined at our option) as long as at least a minimum of 33% is paid in the form of cash. We are also required to pay $45,000 in cash or stock, at our option, on or before November 1, 2019 in settlement of the final contingent performance payment.

On July 26, 2018, we completed our merger with TapInfluence. Pursuant to the merger agreement, we will pay former TapInfluence stockholders an additional $4,500,000, less any final working capital adjustments, in the form of cash, common stock or a combination thereof, at our option, in two installments - $1,000,000 six months after the closing date and $3,500,000 twelve months after the closing date of the merger. On January 26, 2019, we paid the first installment of $884,583 ($1,000,000 less the final working capital adjustment of $115,416) using 660,136 shares of our common stock valued at $1.34 per share, using a thirty (30) trading day volume-weighted average closing price as reported by the Nasdaq Capital Market prior to the issuance date. We recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day average price of the common stock of $1.34 required by the Merger Agreement.

If we continue to issue stock rather using cash to settle the above obligations, this may result in the future issuance of substantial and currently indeterminable amount of shares, because the number of shares will be determined using the thirty (30) trading day volume-weighted average closing price of our common stock prior to the payment.

Secured Credit Facility

We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA's merger with TapInfluence, we entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. As of March 31, 2019,we had $1,336,247 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $3,516,682 under the agreement as of March 31, 2019.

Financial Condition

With the cash on hand at March 31, 2019, along with our available credit line with Western Alliance Bank, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report; however, management’s plans to continue as a going concern include raising additional capital through sales of equity securities as well as borrowing. Futhermore, we intend to rely on our ability to issue shares of our common stock to pay our future obligations relating to our acquisitions of ZenContent and TapInfluence as they become due in July 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments are based upon the historical experience of the Company, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies included in this Quarterly Report. We consider accounting estimates to be critical accounting policies when:

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. We consider an account to be delinquent when the customer has not paid its balance due by the associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on our best estimate of the uncollectible portion of the account. Management estimates the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $248,250 for doubtful accounts as of March 31, 2019. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the three months ended March 31, 2019 and 2018.

Concentrations of credit risk with respect to accounts receivable were typically limited, because a large number of geographically diverse customers make up our customer base, thus spreading the trade credit risk. However, with our acquisition of TapInfluence, we have increased credit exposure on certain customers who carry significant credit balances related to their Marketplace Spend. We control credit risk through credit approvals, credit limits and monitoring procedures. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable. We had one customer that accounted for 23% of total accounts receivable at March 31, 2019 and two customers that together accounted for 36% at December 31, 2018.

Software Development Costs and Acquired Intangible Software

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. We have capitalized $2,663,304 to software development costs in the consolidated balance sheet as of March 31, 2019. We also acquired additional proprietary software platforms valued at $1,130,000 during our acquisitions of Ebyline, ZenContent and TapInfluence. These costs are reflected as intangible assets in the consolidated balance sheet as of March 31, 2019. We do not transfer ownership of our software to third parties. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features.

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

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). Under ASC 606, revenue is recognized based on a five-step model which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are distinct performance obligations. We also determine whether we act as an agent or a principal for each identified performance obligation. The determination of whether we act as the principal or the agent is highly subjective and requires us to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which we act as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and we record the amounts we pay to third-party creators as cost of revenue. For transactions in which we act as an agent, revenue is reported on a net basis as the amount we charged to the self-service marketer using our platforms, less the amounts paid to the third-party creators providing the service.

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
The following table shows the number of stock options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the year ended December 31, 2018 and the three months ended March 31, 2019:

Period ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2018	156,084	$1.60	6.0 years	108.49%	2.71%	$0.96
March 31, 2019	30,542	$1.46	6.0 years	63.37%	2.52%	$0.91

There were outstanding options to purchase 1,032,095 shares with a weighted average exercise price of $5.19 per share, of which options to purchase 744,479 shares were exercisable with a weighted average exercise price of $5.89 per share as of March 31, 2019.   The intrinsic value on outstanding options as of March 31, 2019 was $3,309. The intrinsic value on exercisable options as of March 31, 2019 was $227.

As of March 31, 2019, we had outstanding unvested restricted stock units of 142,835 shares with an intrinsic value of $164,260.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Given that the remediation of material weakness outlined below has not been completed and tested, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

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

Because the remediation plans associated with this material weakness are still in process of being verified and tested, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

As a smaller reporting company, our Chief Financial Officer plays a critical role in our control environment, both at the entity level and at the transactional level. During the quarter ended March 31, 2019, our former Chief Financial Officer left the Company and we hired a new Chief Financial Officer. Other than this change in our finance leadership, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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
On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by us and the other parties to the Perez class action lawsuit described above. The settlement terms as agreed upon by the parties include that, within 15 business days of execution of the stipulation of settlement, IZEA's insurer will deposit $250,000 into the settlement fund. Within 20 business days of entry of the Court's order of preliminary approval, our insurer will make a payment of $550,000 and we will pay the remainder of the Company's previously accrued insurance deductible ($400,000) into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The settlement is subject to approval by the U.S. District Court, and the plaintiff has filed a motion for preliminary approval of the settlement which the court entered on May 8, 2019. Upon final approval by the Court, the settlement will require that the Perez lawsuit be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims.

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

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff has filed a motion for preliminary approval of the settlement which is scheduled to be heard by the Court on May 13, 2019. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2018 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by us and the other parties to the Perez class action lawsuit described above. The settlement terms as agreed upon by the parties include that, within 15 business days of execution of the stipulation of settlement, IZEA's insurer will deposit $250,000 into the settlement fund. Within 20 business days of entry of the Court's order of preliminary approval, our insurer will make a payment of $550,000 and we will pay the remainder of the Company's previously accrued insurance deductible ($400,000) into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The settlement is subject to approval by the U.S. District Court, and the plaintiff has filed a motion for preliminary approval of the settlement which the court entered on May 8, 2019. Upon final approval by the Court, the settlement will require that the Perez lawsuit be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims.

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

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff has filed a motion for preliminary approval of the settlement which is scheduled to be heard by the court on May 13, 2019. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, the Company intends to vigorously defend against the claims.

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

We are continuing to develop our primary platform, IZEAx, and we intend to focus the majority of our engineering resources on the IZEAx platform for the foreseeable future. In April 2019, we released version 3.0 of IZEAx, which allows marketers to make offers that require a single creator to complete multiple tasks or deliverables. The new version also allows users to source multiple creators to produce a combined deliverable for the end-marketer. Throughout the remainder of 2019, we plan to continue to add additional features to support SaaS white-label partners and integrate the Ebyline, ZenContent and TapInfluence platform offerings for custom content services within our IZEAx platform. We are spending a significant amount of time and resources on the development of this platform, and we cannot provide any assurances of its short or long-term commercial success or growth. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 26, 2019, pursuant to our merger agreement with TapInfluence, we issued 660,136 shares of our common stock valued at $884,583, or $1.34 per share, using a 30-trading day volume-weighted average closing price as reported by The Nasdaq Capital Market prior to the issuance date.

The foregoing issuance of shares were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.2	(a)
Employment Agreement between IZEA Worldwide, Inc. and Edward H. Murphy effective April 21, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2019).

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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

May 14, 2019	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 14, 2019	By:	/s/ Troy J. Vanke
Troy J. Vanke Chief Financial Officer (Principal Financial and Accounting Officer)