Form 10-Q
period 2019-06-30
IZEA Worldwide, Inc.
filed 2019-08-13
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of August 9, 2019, there were 34,513,474 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,325,192	$1,968,403
Accounts receivable, net	4,185,416	7,071,815
Prepaid expenses	593,778	527,968
Other current assets	130,614	39,203
Total current assets	14,235,000	9,607,389

Property and equipment, net	176,468	272,239
Right-of-use asset	272,153	—
Goodwill	8,316,722	8,316,722
Intangible assets, net	2,504,135	3,149,949
Software development costs, net	1,716,130	1,428,604
Security deposits	140,281	143,174
Total assets	$27,360,889	$22,918,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,738,596	$2,618,103
Accrued expenses	1,470,364	1,968,589
Contract liabilities	5,834,277	4,957,869
Line of credit	279,945	1,526,288
Right-of-use liability	246,725	—
Deferred rent	—	17,420
Acquisition costs payable	3,857,402	4,611,493
Total current liabilities	13,427,309	15,699,762

Commitments and Contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 27,088,213 and 12,075,708, respectively, issued and outstanding	2,709	1,208
Additional paid-in capital	70,848,486	60,311,756
Accumulated deficit	(56,917,615)	(53,094,649)
Total stockholders’ equity	13,933,580	7,218,315
Total liabilities and stockholders’ equity	$27,360,889	$22,918,077

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$3,923,864	$4,120,960	$8,717,620	$8,017,401

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,817,659	1,930,298	3,916,950	4,093,440
Sales and marketing	1,362,242	1,735,596	2,719,909	3,491,122
General and administrative	2,232,305	1,970,610	4,844,359	3,585,832
Depreciation and amortization	448,105	210,691	884,329	476,146
Total costs and expenses	5,860,311	5,847,195	12,365,547	11,646,540

Loss from operations	(1,936,447)	(1,726,235)	(3,647,927)	(3,629,139)

Other (expense) income:
Interest expense, net	(86,737)	(35,403)	(215,201)	(56,714)
Change in fair value of derivatives, net	—	113,801	—	(11,794)
Other income, net	30,798	82	40,162	4,772
Total other (expense) income, net	(55,939)	78,480	(175,039)	(63,736)

Net loss	$(1,992,386)	$(1,647,755)	$(3,822,966)	$(3,692,875)

Weighted average common shares outstanding – basic and diluted	22,277,677	5,837,476	17,466,784	5,819,883
Basic and diluted loss per common share	$(0.09)	$(0.28)	$(0.22)	$(0.63)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	12,812,108	$1,281	$61,534,711	$(54,925,229)	$6,610,763
Stock purchase plan issuances	7,099	1	3,095	—	3,096
Stock issued for payment of services, net	22,191	2	37,493	—	37,495
Stock issuance costs	—	—	(4,457)	—	(4,457)
Stock-based compensation, net	(38,899)	(4)	46,983	—	46,979
Secondary offering	14,285,714	1,429	9,230,661	—	9,232,090
Net loss	—	—	—	(1,992,386)	(1,992,386)
Balance at June 30, 2019	27,088,213	$2,709	$70,848,486	$(56,917,615)	$13,933,580

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	5,819,246	$582	$53,116,619	$(49,421,362)	$3,695,839
Stock purchase plan issuances	11,189	1	9,034	—	9,035
Stock issuance costs	—	—	(84)	—	(84)
Stock-based compensation, net	30,498	3	210,276	—	210,279
Net loss	—	—	—	(1,647,755)	(1,647,755)
Balance at June 30, 2018	5,860,933	$586	$53,335,845	$(51,069,117)	$2,267,314

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315
Stock issued for payment of acquisition liability	660,136	66	1,075,956	—	1,076,022
Stock purchase plan issuances	7,099	1	3,095	—	3,096
Stock issued for payment of services, net	44,379	4	74,991	—	74,995
Stock issuance costs	—	—	(6,647)	—	(6,647)
Stock-based compensation, net	15,177	1	158,674	—	158,675
Secondary offering	14,285,714	1,429	9,230,661	—	9,232,090
Net loss	—	—	—	(3,822,966)	(3,822,966)
Balance at June 30, 2019	27,088,213	$2,709	$70,848,486	$(56,917,615)	$13,933,580

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585
Cumulative effect of change in accounting policy to ASC 606	—	—	—	(98,822)	(98,822)
Stock purchase plan issuances	11,189	1	9,034	—	9,035
Stock issued for payment of services, net	30,265	3	124,997	—	125,000
Stock issuance costs	—	—	(700)	—	(700)
Stock-based compensation, net	85,498	9	632,082	—	632,091
Net loss	—	—	—	(3,692,875)	(3,692,875)
Balance at June 30, 2018	5,860,933	$586	$53,335,845	$(51,069,117)	$2,267,314

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,822,966)	$(3,692,875)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	74,423	112,866
Amortization of software development costs and other intangible assets	809,907	363,280
Gain on disposal of equipment	(515)	(1,400)
Change in provision for losses on accounts receivable	(29,940)	—
Stock-based compensation, net	318,205	349,632
Fair value of stock issued for payment of services	74,995	62,490
Decrease in fair value of contingent acquisition costs payable	—	(485,747)
Loss on settlement of acquisition costs payable	191,439	—
Change in fair value of derivatives, net	—	11,794
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	2,916,339	825,624
Prepaid expenses and other current assets	(279,353)	64,717
Accounts payable	(879,507)	(229,302)
Accrued expenses	(367,733)	(607,402)
Contract liabilities	876,408	1,265,303
Right-of-use asset	(25,428)	—
Deferred rent	(17,420)	(22,239)
Net cash used for operating activities	$(161,146)	$(1,983,259)

Cash flows from investing activities:
Purchase of equipment	(15,535)	(141,410)
Software development costs	(451,619)	(257,654)
Security deposits	2,893	535
Net cash used for investing activities	$(464,261)	$(398,529)

Cash flows from financing activities:
Line of credit, net of repayments	(1,246,343)	344,815
Proceeds from secondary offering, net	9,232,090	—
Proceeds from stock purchase plan issuances	3,096	9,035
Stock issuance costs	(6,647)	(700)
Net cash provided by financing activities	$7,982,196	$353,150

Net increase (decrease) in cash and cash equivalents	7,356,789	(2,028,638)
Cash and cash equivalents, beginning of year	1,968,403	3,906,797
Cash and cash equivalents, end of period	$9,325,192	$1,878,159

Supplemental cash flow information:
Cash paid for interest	$223,757	$52,756

Non-cash financing and investing activities:
Common stock issued for payment of acquisition liability	$1,076,022	$—
Fair value of common stock issued for future services, net	74,995	491,325

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a public company incorporated in the state of Nevada. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). The legal entity of ZenContent was dissolved in December 2017 after all assets and transactions were transferred to IZEA. In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. On July 26, 2018, the Company merged with TapInfluence, Inc. (“TapInfluence”) pursuant to the terms of an Agreement and Plan of Merger dated as of July 11, 2018, and amended July 20, 2018.
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
The Company’s primary technology platform, The IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube among others. In addition to IZEAx, the Company operates the Ebyline and TapInfluence technology platforms. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms in the news agencies with a “virtual newsroom” to handle their content workflow. The TapInfluence platform performs in a similar manner to IZEAx and is being utilized by the majority of its customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns.

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2019, the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the three and six months ended June 30, 2019 and 2018 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States (“GAAP”). The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2019.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiaries, subsequent to the subsidiaries’ individual acquisition, merger or formation dates, as applicable. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $120,060 and $278,190, for doubtful accounts as of June 30, 2019 and December 31, 2018, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three and six months ended June 30, 2019 and 2018.
Concentrations of credit risk with respect to accounts receivable were typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s acquisition of TapInfluence, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable.
The Company had one customer that accounted for 26% of total accounts receivable at June 30, 2019 and two customers that together accounted for 36% at December 31, 2018.
The Company had no customer that accounted for more than 10% of its revenue during the three months ended June 30, 2019 and had one customer that accounted for more than 10% of its revenue during the three months ended June 30, 2018. The Company had no customer that accounted for more than 10% of its revenue during the six months ended June 30, 2019 and had one customer that accounted for more than 10% of its revenue during the six months ended June 30, 2018.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in General and administrative expense in the consolidated statements of operations. There were no material impairment charges associated with the Company’s long-lived tangible assets during the three and six months ended June 30, 2019 and 2018.

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
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that it has two reporting units as of June 30, 2019. See further discussion regarding segment reporting in Note 10. Business Segments.
For the three and six months ended June 30, 2019 and 2018, there were no impairment charges related to goodwill.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 4. Intangible Assets for further details.
Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three and six months ended June 30, 2019 and 2018, there were no impairment charges associated with the Company’s long-lived intangible assets.

Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. See Note 5. Software Development Costs for further details.

Leases
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). As permitted under the standard, the Company elected the package of practical expedients which permit the Company to carryforward its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company adopted the practical expedient that allows comparative periods to be reported under the lease accounting guidance in effect at the time prior period financial statements were previously issued. Effectively, the Company elected to apply the guidance as of the adoption date whereas financial information for prior periods has not been updated, and the disclosures required under the new standard herein have not been provided for dates and periods before January 1, 2019.
This ASU establishes a right-of-use model that requires a lessee to record a right-of-use asset and a right-of-use liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has not recorded leases on the balance sheet that at the commencement date have a lease term of 12 months or less.
As of its January 1, 2019 adoption of this standard, the Company had one material lease greater than 12 months in duration which is associated with its Corporate headquarters in Winter Park, Florida. The adoption of this standard resulted in the Company recording a right-of-use asset of $412,442 and an associated right-of-use liability of $400,977. The right-of-use asset is being amortized to rent expense over the remaining term of the lease. The right-of-use liability was determined by discounting the Company’s remaining obligations under the lease using its average incremental borrowing rate and will be increased through the recording of interest expense and reduced by payments made under the lease.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Revenue Recognition
The Company generates revenue from five primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other consulting services (“Managed Services”); (2) revenue from fees charged to self-service customers on their marketplace spend within the Company’s IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of the Company’s Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of the Company’s platforms (“Other”).
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized based on a five-step model which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as the principal or the agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the Company charged to the self-service marketer using the Company’s platforms, less the amounts paid to the third-party creators providing the service.
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit, or a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. The allocation of the transaction price to the performance obligations in the contract is based on a cost-plus methodology.
Managed Services Revenue
For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer’s brand and they purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

on when each individual piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work.
Marketplace Spend Fees and Legacy Workflow Fees Revenue
For Marketplace Spend Fees and Legacy Workflow Fees Revenue, the self-service customer instructs creators found through the Company’s platforms to provide and/or distribute custom content for an agreed upon transaction price. The Company’s platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on the Company’s evaluations, Marketplace Spend Fee revenue is reported on a net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform, and is typically recognized upon publishing or purchase of the marketplace spend by the creator and verification of the publishing by the marketer.
License Fees Revenue
License Fees Revenue is generated through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
Other Revenue
Other Revenue is generated when fees are charged to customers primarily related to monthly plan fees, inactivity fees, and early cash-out fees. Plan fees are recognized within the month they relate to, inactivity fees are recognized at a point in time when the account is deemed inactive, and early cash-out fees are recognized when a cash-out either below certain minimum thresholds or with accelerated timing is requested.
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended June 30, 2019 and 2018 were $149,277 and $216,410, respectively. For the six months ended June 30, 2019 and 2018, advertising costs were $227,355 and $318,330, respectively. Advertising costs are included in Sales and marketing expense in the accompanying consolidated statements of operations.

Income Taxes
The Company has not recorded federal income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs minimal state franchise tax in three states, which is included in General and administrative expense in the consolidated statements of operations.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value included its acquisition cost liability (see Note 2. Business Combinations) as of June 30, 2019 and December 31, 2018 and its right-of-use liability as of June 30, 2019. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, contract liabilities, and accrued expenses.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 7. Stockholders’ Equity) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term	6 years	6 years	6 years	6 years
Weighted-average volatility	61.85%	57.70%	62.01%	59.07%
Weighted-average risk-free interest rate	2.38%	2.83%	2.39%	2.67%
Expected dividends	—	—	—	—
The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods. For stock options granted during the three months ended June 30, 2019 and 2018, weighted-average expected forfeiture rates were 5.92% and 9.70%, respectively. Weighted-average expected forfeiture rates were 6.12% and 13.44% on stock options granted during the six months ended June 30, 2019 and 2018, respectively.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company granted 132,125 restricted stock units under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2019. No restricted stock units under the 2011 Equity Incentive Plans were granted during the three and six months ended 2018.
The Company may issue shares of restricted stock or restricted stock units which vest over future periods. The value of shares issued to non-employees is required to be adjusted over the vesting period. See Note 7. Stockholders’ Equity for additional information related to these shares.

Non-Employee Stock-Based Payments
The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. The fair value of equity instruments issued to consultants that vest immediately is expensed when issued. The fair value of equity instruments issued to consultants that have future vesting and are subject to forfeiture if performance does not occur is recognized as expense over the vesting period. Fair values for the unvested portion of issued instruments are adjusted each reporting period. The change in fair value is recorded in the accompanying consolidated statements of operations. Stock-based payments related to non-employees is accounted for based on the fair value of the related stock or the fair value of the services, whichever is more readily determinable.

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

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted
Fair Value Measurements: In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance will be effective for the Company beginning January 1, 2020, with early adoption permitted. The Company does not plan to early adopt this ASU, and it is currently evaluating the expected impact of adopting ASU 2018-13 on its financial statements and disclosures.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Collaborative Arrangements: In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The guidance makes targeted improvements to GAAP for collaborative arrangements including: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and (iii) requiring that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of ASC 606. An entity may elect to apply the amendments in this ASU retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of ASC 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in ASC 606. The Company is currently evaluating the expected impact of adopting ASU 2018-18 on its financial statements and disclosures.

NOTE 2.     BUSINESS COMBINATIONS

TAPINFLUENCE, INC.
On July 26, 2018, IZEA completed its merger with TapInfluence, Inc., pursuant to the terms of the Agreement and Plan of Merger, dated as of July 11, 2018, by and among IZEA, IZEA Merger Sub, Inc., TapInfluence, certain stockholders of TapInfluence and the stockholders’ representative, as amended by Amendment No. 1 thereto, dated as of July 20, 2018 (the “Merger Agreement”). The merger was consummated, in part, to further consolidate the influencer marketing industry for IZEA, and for IZEA to obtain benefits from the acquisition of the TapInfluence technology platform and existing customer base, particularly from TapInfluence’s self-service customers.

The following table summarizes the purchase price and acquisition costs payable associated with this acquisition:

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Present and Fair Value of Acquisition Costs Payable	Estimated Remaining Fair Value of Acquisition Costs Payable
	July 26, 2018	July 26, 2018	December 31, 2018	June 30, 2019
Cash paid at closing (a)	$1,500,000	$1,500,000	$—	$—
Stock paid at closing (a)	1,759,500	1,759,500	—	—
Purchase price adjustment (b)	(439,610)	(555,026)	(115,416)	—
First deferred purchase price installment (c)	1,000,000	970,576	995,097	—
Second deferred purchase price installment (c)	3,500,000	3,271,028	3,366,433	3,480,919
Total	$7,319,890	$6,946,078	$4,246,114	$3,480,919

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

(c)
Aggregate post-acquisition date consideration consists of additional payments totaling $4,500,000, less any remaining adjustment related to the final working capital adjustment calculation. The payments will be made in the form of cash, common stock or a combination thereof, at IZEA’s option. The first of these installments was paid in January 2019, and the second of the two installments was paid in July 2019. See Note 11. Subsequent Events. Following the closing, IZEA calculated the final working capital as of the closing date as a negative $297,049, which was $115,416 lower than the original estimate of negative $181,633. Therefore, the purchase price was reduced by an additional $115,416, which was

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

deducted from the six-month installment payment paid in January 2019. On January 26, 2019, the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using a thirty (30) trading day volume-weighted average closing price (the “30-day VWAP”) as reported by the Nasdaq Capital Market prior to the issuance date. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day average price of the common stock of $1.34 required by the Merger Agreement.
The Company’s consolidated revenue associated with TapInfluence operations for the three and six months ended June 30, 2019, was $611,759 and $1,340,397, respectively. The Company is unable to determine net loss specifically related to TapInfluence operations as the majority of operational resources are shared with IZEA, and we continue to migrate certain former TapInfluence customers to the IZEAx platform.
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination with TapInfluence had occurred on January 1, 2018:

	Pro Forma
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Pro forma revenue	$5,305,444	$10,259,897
Pro forma cost of revenue	(2,096,254)	(4,426,138)
Pro forma gross profit	$3,209,190	$5,833,759

Pro forma net loss prior to adjustments	$(2,309,924)	$(5,056,723)
Pro forma adjustment to net loss:
Difference in amortization of acquired identifiable intangible assets	(258,916)	(517,833)
Pro forma net loss combined	$(2,568,840)	$(5,574,556)
The business combination was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As the acquirer for accounting purposes, IZEA is in the process of finalizing its estimated fair value of TapInfluence’s assets acquired and liabilities assumed and conforming the accounting policies of TapInfluence to its own accounting policies. The Company does not expect there to be any material changes to its acquisition accounting based upon its final review procedures. However, differences between these preliminary estimates and the final purchase price accounting may occur, and these differences could have a material impact on the Company’s consolidated financial statements.

ZENCONTENT, INC.
On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent (the “ZenContent Stock Purchase Agreement”) for a maximum purchase price to be paid over three years of $4,500,000. Upon closing, the Company paid a cash payment of $400,000 and issued 86,207 shares of the Company’s common stock valued at $600,000. The ZenContent Stock Purchase Agreement also requires (i) three equal annual installment payments totaling $1,000,000, subject to a working capital adjustment, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of the Company’s common stock (determined at the Company’s option). In July 2018, pursuant to an amendment to the ZenContent Stock Purchase Agreement, the parties agreed to fix the amount payable for any further contingent performance payments at $90,000, of which $45,000 was paid in cash on November 1, 2018, and $45,000 is due on November 1, 2019 and is payable in cash or stock at the Company’s option.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table summarizes the purchase price and acquisition costs payable associated with this acquisition:

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Present and Fair Value of Acquisition Costs Payable	Estimated Remaining Fair Value of Acquisition Costs Payable
	July 31, 2016	July 31, 2016	December 31, 2018	June 30, 2019
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	321,740	331,678
Contingent performance payments (c)	2,500,000	230,000	43,639	44,805
Total	$4,433,565	$1,796,547	$365,379	$376,483

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate post-acquisition date consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment (“guaranteed purchase price”), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing. These payments are also subject to a downward adjustment up to 30% if ZenContent’s co-founder was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25. The initial guaranteed purchase price consideration was discounted to present value using the Company’s borrowing rate of prime plus 2% (5.5% on July 31, 2016). On July 31, 2017, the Company paid $266,898 in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments. On July 31, 2018, the Company paid the second annual installment, comprised of $111,112 in cash and $222,221 in stock using 98,765 shares of its common stock valued at $2.25 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. In July 2019, we made the third and final annual installment payment under the ZenContent Stock Purchase Agreement. See Note 11. Subsequent Events.

(c)
The contingent performance payments were subject to ZenContent achieving certain minimum revenue thresholds over 36 months. On July 31, 2016, the Company initially determined the fair value of the $2,500,000 contingent payments to be $230,000. The fair value of the contingent performance payments was required to be revalued each quarter and was calculated using a Monte-Carlo simulation to simulate revenue over the future periods. Since the contingent consideration has an option like structure, a risk-neutral framework was considered appropriate for the valuation. The Company started with a risk-adjusted measure of forecasted revenue (using a risk-adjusted discount rate of 17%) and assumed it would follow geometric Brownian motion to simulate the revenue at future dates. Once the initial revenue was estimated based off of projections, payout was calculated for each year and present valued to incorporate the credit risk associated with these payments. The Company’s fair value conclusion was based on the average payment from 250,000 simulation trials. The volatility used for the simulation was 45%. The interest rate used for the simulation was the Company’s current borrowing rate of prime plus 2% at the time of valuation. The Company revised its estimate of the contingent performance payments based on the fixed payments agreed upon in the July 2018 amendment to the ZenContent Stock Purchase Agreement.

NOTE 3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$293,777	$293,777
Office equipment	80,336	77,194
Computer equipment	490,704	561,812
Leasehold improvements	338,018	338,018
Total	1,202,835	1,270,801
Less accumulated depreciation and amortization	(1,026,367)	(998,562)
Property and equipment, net	$176,468	$272,239
Depreciation and amortization expense on property and equipment recorded in Depreciation and amortization expense in the consolidated statements of operations was $35,946 and $56,828 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, depreciation and amortization expense on property and equipment recorded in Depreciation and amortization expense in the consolidated statements of operations was $74,423 and $112,866, respectively.

NOTE 4.     INTANGIBLE ASSETS

The identifiable intangible assets, other than Goodwill, consists of the following assets:

	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
	June 30, 2019		December 31, 2018
Content provider networks	$160,000	$(160,000)	$160,000	$(160,000)	2
Trade names	87,000	(84,083)	87,000	(66,583)	1
Developed technology	1,130,000	(509,167)	1,130,000	(396,167)	5
Self-service content customers	2,810,000	(1,004,444)	2,810,000	(571,111)	3
Managed content customers	2,140,000	(2,130,278)	2,140,000	(2,071,945)	3
Domains	166,469	(116,528)	166,469	(99,881)	5
Embedded non-compete provision	28,000	(12,834)	28,000	(5,833)	2
Total	$6,521,469	$(4,017,334)	$6,521,469	$(3,371,520)
Total identifiable intangible assets, other than Goodwill, from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	June 30, 2019	December 31, 2018
Ebyline intangible assets	$2,370,000	$2,370,000
ZenContent intangible assets	722,000	722,000
TapInfluence intangible assets	3,263,000	3,263,000
Domains	166,469	166,469
Total	6,521,469	6,521,469
Less accumulated amortization	(4,017,334)	(3,371,520)
Intangible assets, net	$2,504,135	$3,149,949

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company is amortizing the identifiable intangible assets over a weighted-average period of three years. Amortization expense recorded in Depreciation and amortization in the accompanying consolidated statements of operations was $322,907 and $80,241 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, amortization expense recorded in Depreciation and amortization was $645,814 and $216,036, respectively.
The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of revenue was $26,500 for each of the three months ended June 30, 2019 and 2018 and $53,000 for each of the six months ended June 30, 2019 and 2018.
As of June 30, 2019, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Amortization Expense
Remainder of 2019	$582,619
2020	1,079,127
2021	652,389
2022	120,000
Thereafter	70,000
Total	$2,504,135
The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2018	$8,316,722
Acquisitions, divestitures or other changes during 2019	—
Balance on June 30, 2019	$8,316,722

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	June 30, 2019	December 31, 2018
Software development costs	$2,768,134	$2,316,515
Less accumulated amortization	(1,052,004)	(887,911)
Software development costs, net	$1,716,130	$1,428,604
The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company’s self-service customers. The Company capitalized software development costs of $104,830 and $138,302 during the three months ended June 30, 2019 and 2018, respectively. The Company capitalized software development costs of $451,619 and $257,654 during the six months ended June 30, 2019 and 2018, respectively. As a result, the Company has capitalized a total of $2,768,134 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of June 30, 2019. The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service.
Amortization expense on software development costs that is presented separately from cost of revenue and recorded in Depreciation and amortization expense in the accompanying consolidated statements of operations was $89,251 and $73,622 for the three months ended June 30, 2019 and 2018, respectively and $164,093 and $147,244 for the six months ended June 30, 2019 and 2018, respectively.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of June 30, 2019, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2019	$219,241
2020	434,968
2021	393,572
2022	324,247
Thereafter	344,102
Total	$1,716,130

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Secured Credit Facility
The Company has a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Effective August 30, 2018, as a result of IZEA’s merger with TapInfluence, the Company entered into a Business Financing Modification Agreement and Consent (“Modification Agreement”) with Western Alliance Bank to add TapInfluence as an additional borrower on the secured credit facility. In connection with the August 30, 2018 amendment, the Company incurred approximately $8,400 of costs which have been capitalized and are being amortized through interest expense over 12 months. Pursuant to the secured credit facility agreement, as amended, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company’s accounts receivable and substantially all of the Company’s other assets. The Modification Agreement automatically renews in April of each year and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrued on the advances at the rate of prime plus 2% per annum through August 29, 2018, at which time the rate was amended to prime plus 1.5% per annum in conjunction with the August 30, 2018 Modification Agreement. The default rate of interest is prime plus 7%.
The Company had $279,945 and $1,526,288 outstanding under this secured credit facility of June 30, 2019 and December 31, 2018. These balances outstanding were secured by gross accounts receivable balances of $349,931 and $1,907,860 as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the Company had a net accounts receivable balance of $4,185,416. Assuming that all of the Company’s accounts receivable balance was eligible for funding, the Company had $3,068,388 in remaining available credit under the agreement as of June 30, 2019.
The annual fees are capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $6,304 and $5,250 of the secured credit facility costs through interest expense during the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company amortized $14,714 and $10,500, respectively of the secured credit facility costs through interest expense. The remaining value of the capitalized loan costs related to the secured credit facility as of June 30, 2019 is $17,500; this amount will be amortized to interest expense over the next ten months.

Lease Commitments
The Company has no obligations under finance leases as of June 30, 2019.
Leases
The corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. The Company occupies this office pursuant to a sublease agreement that originally expired in April 2019. In January 2019, the Company exercised its option to extend this lease for one additional year until April 30, 2020. This lease covers approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot over the initial lease term. The Company also occupies flexible office space under monthly, quarterly or semi-annual membership contracts in Los Angeles, San Francisco, Denver, Chicago, New York City and Toronto.
In connection with the adoption of the new lease standard, the Company recorded a right-of-use liability of $400,977 as of January 1, 2019. During the three and six months ended June 30, 2019, the Company recorded $7,099 and $16,022, respectively, of interest accretion on this right-of-use liability.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Our lease obligation associated with our Winter Park, Florida office space has a weighted-average remaining lease term of 10 months. The present value of this lease obligation was determined using a discount rate of 9.5%, consistent with our effective borrowing rate.
A summary of future minimum lease payments as of June 30, 2019 related to our lease Winter Park, Florida office space, is as follows:

Remainder of 2019	$170,274
2020	85,785
Total minimum lease payments	$256,059
Total rent expense recorded in General and administrative expense in the accompanying consolidated statements of operations was $150,082 and $304,779 for the three and six months ended June 30, 2019.

Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service. During the three months ended June 30, 2019 and 2018, the Company incurred $50,528 and $74,590, respectively, in expense for matching employer contributions. During the six months ended June 30, 2019 and 2018, the Company incurred $102,220 and $124,914, respectively, in expense for matching employer contributions.

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
On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Perez class action lawsuit described above. The motion for preliminary approval of the settlement was granted on May 7, 2019. According to the terms of the settlement, as agreed upon by the parties, IZEA’s insurer deposited $800,000 into the settlement fund and we paid the remainder of the Company’s previously accrued insurance deductible of $400,000 into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The settlement is subject to approval by the U.S. District Court, and the Court has scheduled a hearing for September 23, 2019. Upon final approval by the Court, the settlement will require that the Perez lawsuit be dismissed with prejudice. In the event that the Court does not approve the settlement, the Company intends to vigorously defend against the claims based upon the Company’s belief that the claims are without merit.
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
Additionally, on October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for IZEA. IZEA has been named as a nominal defendant. An amended complaint was filed on October 31, 2018. The plaintiff seeks to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, gross mismanagement and alleged violations of federal securities laws.
On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff presented his motion for preliminary approval of the

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

settlement on May 13, 2019. The motion is currently pending before the Court. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, the Company intends to vigorously defend against the claims.
From time to time, the Company may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of its business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of any other legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

NOTE 7.    STOCKHOLDERS’ EQUITY

Authorized Shares
The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Public Offering
On May 10, 2019, the Company closed on its underwritten registered public offering of 14,285,714 shares of common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $10.0 million. The net proceeds to the Company were approximately $9.23 million. Mr. Edward Murphy, the Company’s Chief Executive Officer and a Company director, and Mr. Troy J. Vanke, the Company’s Chief Financial Officer, participated in the public offering and purchased 21,428 and 42,857 shares of stock, respectively.

Stock Issued for Acquisitions
On January 26, 2019, pursuant to its Merger Agreement with TapInfluence (see Note 2. Business Combinations), the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement.

Equity Incentive Plans
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (the “May 2011 Plan”). At the Company’s 2018 Annual Meeting of Stockholders held on December 18, 2018, the stockholders approved an amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows the Company to award restricted stock, restricted stock units and stock options, covering up to 2,500,000 shares of common stock as incentive compensation for its employees and consultants. As of June 30, 2019, the Company had 720,020 shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.
In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of June 30, 2019, the Company had 4,375 shares of common stock available for future grants under the August 2011 Plan.
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
During the six months ended June 30, 2019, the Company issued its six independent directors a total of 88,758 shares of restricted common stock initially valued at $150,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2019.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the six months ended June 30, 2019:

Restricted Stock	Common Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years to Vest
Nonvested at December 31, 2018	57,984	$3.70	1.4
Granted	120,512	1.60
Vested	(71,402)	2.21
Forfeited	(2,500)	5.52
Nonvested at June 30, 2019	104,594	$2.18	1.2
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to non-employees for services during the three months ended June 30, 2019 and 2018 was $37,497 and $33,819, respectively and during the six months ended June 30, 2019 and 2018 was $74,995 and $62,490, respectively.
Expense recognized on restricted stock issued to employees during the three months ended June 30, 2019 and 2018 was $44,844 and $55,797, respectively, and during the six months ended June 30, 2019 and 2018 was $83,258 and $83,866, respectively.
Future compensation expense related to issued, but nonvested restricted stock awards as of June 30, 2019 is $229,610. This value is estimated to be recognized over the weighted-average vesting period of approximately 1.2 years.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.
The Company issued 131,235 restricted stock units on May 17, 2019 to Mr. Edward Murphy, its Chief Executive Officer, under the terms of his amended employment agreement. The restricted stock units were initially valued at $76,510 and vest in equal monthly installments over 12 months from issuance.
The following table contains summarized information about restricted stock units during the six months ended June 30, 2019:

Restricted Stock Units	Common Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years to Vest
Nonvested at December 31, 2018	160,000	$1.04	1.0
Granted	132,125	0.58
Vested	(13,799)	0.86
Forfeited	(16,000)	1.04
Nonvested at June 30, 2019	262,326	$0.82	2.4
The fair value of the Company’s common stock on June 30, 2019 was $0.51 per share. The intrinsic value on the non-vested restricted units as of June 30, 2019 was $133,786. Expense recognized on restricted stock units issued to employees during the three months ended June 30, 2019 was $22,483 and during the six months ended June 30, 2019 was $54,948. As of June 30, 2019, future compensation related to restricted stock units expected to vest of $214,618 is estimated to be recognized over the weighted-average vesting period of approximately 2.4 years.

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
A summary of option activity under the 2011 Equity Incentive Plans for the six months ended June 30, 2019 is presented below:

Stock Options Outstanding	Common Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2018	1,040,477	$5.23	6.5
Granted	284,102	1.03
Expired	(65,455)	8.14
Forfeited	(46,550)	3.70
Outstanding at June 30, 2019	1,212,574	$4.15	5.8
During the three and six months ended June 30, 2019 and 2018, no stock options were exercised. The fair value of the Company’s common stock on June 30, 2019 was $0.51 per share. The intrinsic value on outstanding stock options as of June 30, 2019 was $0. The intrinsic value on exercisable stock options as of June 30, 2019 was $0.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the six months ended June 30, 2019 is presented below:

Nonvested Stock Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	300,510	$0.80	2.4
Granted	284,102	0.61
Vested	(46,732)	2.33
Forfeited or expired	(29,076)	1.89
Nonvested at June 30, 2019	508,804	$1.00	2.8
Expense recognized on stock options issued to employees during the three months ended June 30, 2019 and 2018 was approximately $90,002 and $129,000, respectively. During the six months ended June 30, 2019 and 2018 expense recognized on stock options issued was approximately $180,000 and $242,000, respectively. Future compensation expense related to nonvested awards as of June 30, 2019 expected to vest of approximately $346,000 is estimated to be recognized over the weighted-average vesting period of approximately 2.8 years.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Employee Stock Purchase Plan
At the Company’s 2018 Annual Meeting of Stockholders held on December 18, 2018, stockholders holding a majority of the Company’s outstanding shares of common stock, upon previous recommendation and approval of the Board, adopted the amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of the Company’s common stock thereunder. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six months offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per year. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board. As of June 30, 2019, the Company had 430,129 remaining shares of common stock available for future grants under the ESPP.
Stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Company and Significant Accounting Policies. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and employee stock purchase plan issuances during the six months ended June 30, 2019 and 2018 was $318,206 and $349,699, respectively.
Stock-based compensation expense was recorded in the Company’s consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$2,154	$7,018	$5,040	$10,724
Sales and marketing	$5,599	$29,001	$11,935	$45,299
General and administrative	$149,576	$167,282	$301,231	$293,676

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,992,386)	$(1,647,755)	$(3,822,966)	$(3,692,875)
Weighted average common shares outstanding - basic and diluted	22,277,677	5,837,476	17,466,784	5,819,883
Basic and diluted loss per common share	$(0.09)	$(0.28)	$(0.22)	$(0.63)
The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	1,173,705	1,029,336	1,101,589	1,037,257
Restricted stock units	212,939	—	237,496	—
Warrants	17,500	514,012	17,500	514,976
Total excluded shares	1,404,144	1,543,348	1,356,585	1,552,233

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 9.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the unaudited consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Managed Services Revenue	$2,991,571	$4,004,850	$6,858,803	$7,801,515

Legacy Workflow Fees	44,291	55,880	91,621	116,585
Marketplace Spend Fees	314,638	6,881	689,291	9,724
License Fees	548,494	39,347	1,039,588	52,611
SaaS Services Revenue	907,423	102,108	1,820,500	178,920

Other Revenue	24,870	14,002	38,317	36,966
Total Revenue	$3,923,864	$4,120,960	$8,717,620	$8,017,401

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2019	December 31, 2018
Accounts receivable, net	$4,185,416	$7,071,815
Contract liabilities (unearned revenue)	$5,834,277	$4,957,869
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company did not recognize any contract assets as of June 30, 2019 or December 31, 2018. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year and the amounts are not material.
Contract receivables are recognized when the receipt of consideration is unconditional. Contract liabilities relate to advance consideration received from customers under the terms of the Company’s contracts, which will be earned in future periods.
As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at June 30, 2019 and December 31, 2018 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the contract liabilities at June 30, 2019 within the next year.

NOTE 10.     BUSINESS SEGMENTS

Company management actively evaluates operations under the following two reportable business segments:

•
Managed Services, which includes services to marketers to provide custom content, influencer marketing, amplification or other consulting services using the Company’s internal resources, its network of creators and/or its technology platforms.

•
SaaS Services, which includes services generated by the self-service use of the Company’s technology platforms by marketers to manage their own influencer marketing campaigns, as well as license subscriptions to access the IZEAx and TapInfluence platforms. SaaS Services are associated with the following revenue types:

◦	Marketplace Spend Fees

◦	Legacy Workflow Fees

◦	License Fees
The Company’s reportable segments are strategic business units that may offer similar services, but under different revenue recognition guidance. They are managed separately because each segment requires marketing and oversight strategies, however, the Company’s chief operating decision maker for each segment is currently evaluating operations on the basis of

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

revenue only as the Company does not currently allocate specific cost of revenue, other operating costs, or assets to each segment.
The accounting policies of the segments are the same as those described in Note 1. Company and Summary of Significant Accounting Policies, except that Company management evaluates performance based primarily on gross revenue and gross margin for all revenue streams, including revenue externally reported on a net basis for the Company’s SaaS Services segment.
The following table provides the Company’s measure of revenue for each reportable segment, and for other revenue. All other measures of Company profit and assets are reviewed on a consolidated basis.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Managed Services Revenue	$2,991,571	$4,004,850	$6,858,803	$7,801,515
SaaS Services Revenue	907,423	102,108	1,820,500	178,920
Other Revenue	24,870	14,002	38,317	36,966
Total	$3,923,864	$4,120,960	$8,717,620	$8,017,401
The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
United States	$3,508,997	$3,846,083	$7,784,416	$7,251,712
Canada	414,867	274,877	933,204	765,689
Total	$3,923,864	$4,120,960	$8,717,620	$8,017,401

NOTE 11.     SUBSEQUENT EVENTS

On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company may repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. As of August 9, 2019, the Company had not repurchased any shares of common stock under the share repurchase program.
On July 26, 2019, pursuant to the terms of the Merger Agreement, the Company issued to the former shareholders of TapInfluence 6,908,251 shares of its common stock valued at $3,500,000, or $0.50664 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $752,589 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.3977 on the settlement date and the 30-day VWAP.
On July 31, 2019, the Company made the third and final annual installment payment under the ZenContent Stock Purchase Agreement, of 447,489 shares of our common stock valued at $222,223 or $0.4966 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $41,258 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.4044 on the settlement date and the 30-day VWAP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our unaudited consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:

•	our ability to raise additional funding;

•	our ability to issue shares to settle future acquisition costs payable;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	variability of operating results;

•	our ability to establish effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to regain compliance with the minimum bid price requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	our development and introduction of new products and services;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services;

•	marketing and other business development initiatives;

•	competition in the industry;

•	general government regulation;

•	economic conditions;

•	dependence on key personnel;

•	the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	our ability to protect our intellectual property;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•	and the other risks and uncertainties described in the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Marketers, including brands, agencies, and publishers, engage us to gain access to our industry expertise, technology, analytics, and network of creators. The majority of the marketers engage us to perform these services on their behalf, but they also have the ability to use our marketplaces on a self-service basis. Our technology is used for two primary purposes: the engagement of creators for influencer marketing campaigns, or the engagement of creators to create stand-alone custom content for the marketers’ own use and distribution. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.
    Our primary technology platforms, The IZEA Exchange (“IZEAx”) and TapInfluence, enable transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx and TapInfluence are designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. In addition to IZEAx and TapInfluence, we operate the Ebyline technology platform, which we acquired in January 2015 and the ZenContent platform, which we acquired in July 2016. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs and to handle their content workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. The ZenContent platform is an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers.

Key Components of Results of Operations
We measure revenue associated with our business under two reportable business segments; Managed Services and SaaS Services. Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

Revenue
We generate revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other consulting services (“Managed Services”); (2) revenue from fees charged to self-service customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other”).
As discussed in more detail within “Critical Accounting Policies and Use of Estimates” and in “Note 1. Company and Summary of Significant Accounting Policies,” of this Quarterly Report, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other are reported on a gross basis. We further categorize these sources into two primary operating segments, Managed Services and SaaS Services (which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees.)

Cost of Revenue
    Our cost of revenue consists of direct costs paid to our third-party creators who provide the custom content, influencer marketing or amplification services for our Managed Service customers where we report revenue on a gross basis. It also includes internal costs related to our campaign fulfillment and SaaS support departments. These costs include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to the personnel who are primarily responsible for providing support to our customers and ultimately fulfillment of our obligations under our contracts with customers. Where appropriate, we capitalize costs that were incurred with software that is developed or acquired for our revenue supporting platforms and amortize these costs over the estimated useful lives of those platforms. This amortization is separately stated in Depreciation and amortization on our consolidated statements of operations.

Sales and Marketing
Our sales and marketing expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel and miscellaneous departmental costs for our sales and sales support personnel, as well as marketing expenses such as brand marketing, public relation events, trade shows and marketing materials, and travel expenses.

General and Administrative
Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities related costs, and other corporate related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining and improving our technology, along with hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization. General and administrative expense also includes current period gains and losses on costs previously accrued related to our acquisitions.

Depreciation and Amortization
Depreciation and amortization consists primarily of amortization on our internal use software and acquired intangible assets from our business acquisitions. To a lesser extent, we also have depreciation and amortization on equipment and leasehold improvements used by our personnel. Costs are amortized or depreciated over the estimated useful lives of the associated assets.

Other (Expense) Income
Interest expense is mainly related to the imputed interest on our acquisition costs payable and interest when we use our secured credit facility.
Other income consists primarily of interest income for interest earned on our cash and cash equivalent balances and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$3,923,864	$4,120,960	$(197,096)	(5)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,817,659	1,930,298	(112,639)	(6)%
Sales and marketing	1,362,242	1,735,596	(373,354)	(22)%
General and administrative	2,232,305	1,970,610	261,695	13%
Depreciation and amortization	448,105	210,691	237,414	113%
Total costs and expenses	5,860,311	5,847,195	13,116	—%
Loss from operations	(1,936,447)	(1,726,235)	(210,212)	12%
Other (expense) income:
Interest expense, net	(86,737)	(35,403)	(51,334)	145%
Change in fair value of derivatives, net	—	113,801	(113,801)	(100)%
Other income, net	30,798	82	30,716	37,459%
Total other (expense) income, net	(55,939)	78,480	(134,419)	(171)%
Net loss	$(1,992,386)	$(1,647,755)	$(344,631)	21%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended June 30,
	2019		2018		$ Change	% Change
Managed Services Revenue	$2,991,571	76%	$4,004,850	97%	$(1,013,279)	(25)%

Legacy Workflow Fees	44,291	1%	55,880	1%	(11,589)	(21)%
Marketplace Spend Fees	314,638	8%	6,881	—%	307,757	4,473%
License Fees	548,494	14%	39,347	1%	509,147	1,294%
SaaS Services Revenue	907,423	23%	102,108	2%	805,315	789%

Other Revenue	24,870	1%	14,002	—%	10,868	78%
Total Revenue	$3,923,864	100%	$4,120,960	100%	$(197,096)	(5)%
Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our July 2018 merger with TapInfluence provided a springboard for the SaaS Services segment and an immediate increase of market share in the Marketplace Spend Fees and License Fees on SaaS Services.
Managed Services revenue decreased by 25% over the same period in 2018, due to a significant decrease in our front-line sales personnel.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.

•
Legacy Workflow Fees revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. This revenue is declining quarter over quarter due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Legacy Workflow Fees transactions decreased to $44,291 for the three months ended June 30, 2019, compared to $55,880 for same period in 2018. With the addition of TapInfluence and its SaaS revenue model and our modifications to IZEAx which now allows marketers to purchase custom content, in addition to sponsored posts, we have shifted our focus away from this platform and its content generated primarily for newspapers and traditional publishers, and expect Legacy Workflow Fees revenue to continue to decline going forward.

•
Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence, platforms on a SaaS basis to distribute content for marketing and influencer marketing campaigns. Revenue from Marketplace Spend Fees increased by $307,757 for the three months ended June 30, 2019 when compared with the same period of 2018, primarily as a result of our merger with TapInfluence. Revenue from Marketplace Spend Fees represents our net margins received on this business.

•
License Fees revenue are generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased during the three months ended June 30, 2019 to $548,494, primarily as a result of the merger with TapInfluence, compared to $39,347 in the same period of the prior year.

Other revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. These fees did not have a significant effect on our revenue for the three months ended June 30, 2019 or 2018.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2019 decreased by $112,639, or approximately 6%, compared to the same period in 2018. Cost of revenue as a percentage of revenue improved from 46.8% in 2018 to 46.3% in 2019, due to an increase of approximately $805,000 in our higher margin revenue from SaaS Services, which is recognized on a net basis.

Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2019 decreased by $373,354, or approximately 22%, compared to the same period in 2018. Our average number of sales and marketing personnel, excluding support personnel, declined by 29% for the three months ended June 30, 2019 when compared with 2018 which, along with the decrease in variable compensation linked with sales performance, contributed to a reduction of approximately $249,000 in sales and marketing payroll and personnel related expenses.

General and Administrative
     General and administrative expense for the three months ended June 30, 2019 increased by $261,695, or approximately 13%, compared to the same period in 2018. General and administrative expense for the three months ended June 30, 2018 were reduced by a gain associated with the change in fair value of derivatives of $113,801, and by a net gain associated with adjusting acquisition costs payable to fair value of $231,502. Adjusting for these discrete items, general and administrative expenses for the three months ended June 30, 2019 decreased by $96,835, or approximately 4%. General and administrative expenses were impacted most notably by increases in payroll and personnel related costs for our development function of approximately $81,000, an increase in software licensing and hosting fees of approximately $90,000, primarily related to Amazon Web Services (“AWS”) hosting costs and costs to upgrade our financial reporting software, and a decrease in professional services and recruiting spend of approximately $218,000.
We capitalized software development costs of $104,830 during the three months ended June 30, 2019, which was $33,472 higher than in the prior year period. This increase in software development costs was directly attributable to the development of IZEAx 3.0, the upgraded platform released in April 2019.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2019 increased by $237,414, or approximately 113%, compared to the same period in 2018.
Depreciation and amortization expense on property and equipment was $35,946 and $56,828 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.

Amortization expense was $412,158 and $153,862 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was 322,907 and $80,241 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to internal use software development costs was $89,251 and $73,622 for the three months ended June 30, 2019 and 2018, respectively.

Other (Expense) Income
Interest expense increased by $51,334 to $86,737 during the three months ended June 30, 2019 compared to the same period in 2018 due primarily to higher interest rates and higher average amounts outstanding on our credit facility in 2019, and interest incurred related to our acquisition costs payable.
    We recorded income of $113,801 resulting from the change in the fair value of restricted stock during the three months ended June 30, 2018.
The $30,716 increase in other income during the three months ended June 30, 2019 when compared to 2018 is primarily attributable to interest income on our invested cash balances.

Net Loss
Net loss for the three months ended June 30, 2019 was $1,992,386, a $344,631 increase in the net loss of $1,647,755 for the same period in 2018. The increase in net loss was impacted primarily by the factors discussed previously.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$8,717,620	$8,017,401	$700,219	9%

Costs and expenses:
Cost of revenue (exclusive of amortization)	3,916,950	4,093,440	(176,490)	(4)%
Sales and marketing	2,719,909	3,491,122	(771,213)	(22)%
General and administrative	4,844,359	3,585,832	1,258,527	35%
Depreciation and amortization	884,329	476,146	408,183	86%
Total costs and expenses	12,365,547	11,646,540	719,007	6%
Loss from operations	(3,647,927)	(3,629,139)	(18,788)	1%
Other (expense) income:
Interest expense, net	(215,201)	(56,714)	(158,487)	279%
Change in fair value of derivatives, net	—	(11,794)	11,794	(100)%
Other income, net	40,162	4,772	35,390	742%
Total other (expense) income, net	(175,039)	(63,736)	(111,303)	175%
Net loss	$(3,822,966)	$(3,692,875)	$(130,091)	4%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Six Months Ended June 30,
	2019		2018		$ Change	% Change
Managed Services Revenue	$6,858,803	79%	$7,801,515	97%	$(942,712)	(12)%

Legacy Workflow Fees	91,621	1%	116,585	1%	(24,964)	(21)%
Marketplace Spend Fees	689,291	8%	9,724	—%	679,567	6,989%
License Fees	1,039,588	12%	52,611	1%	986,977	1,876%
SaaS Services Revenue	1,820,500	21%	178,920	2%	1,641,580	917%

Other Revenue	38,317	—%	36,966	—%	1,351	4%
Total Revenue	$8,717,620	100%	$8,017,401	100%	$700,219	9%
Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our July 2018 merger with TapInfluence provided a springboard for the SaaS Services segment and an immediate increase of market share in the Marketplace Spend Fees and License Fees on SaaS Services.
Managed Services revenue decreased 12% from the same period in 2018, due to a significant decrease in our front-line sales personnel.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.

•
Legacy Workflow Fees revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. This revenue is declining quarter over quarter due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Legacy Workflow Fees transactions decreased to $91,621 for the six months ended June 30, 2019, compared to $116,585 for same period in 2018. With the addition of TapInfluence and its SaaS revenue model and our modifications to IZEAx which now allows marketers to purchase custom content, in addition to sponsored posts, we have shifted our focus away from this platform and its content generated primarily for newspapers and traditional publishers, and expect Legacy Workflow Fees revenue to continue to decline going forward.

•
Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence, platforms on a SaaS basis to distribute content for marketing and influencer marketing campaigns. We increased our revenue from Marketplace Spend Fees by $679,567 for the six months ended June 30, 2019 when compared with the same period of 2018, primarily as a result of our merger with TapInfluence. Revenue from Marketplace Spend Fees represents our net margins received on this business.

•
License Fees revenue are generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased during the six months ended June 30, 2019 to $1,039,588, primarily as a result of the merger with TapInfluence, compared to $52,611 in the same period of the prior year.

Other revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. These fees did not have a significant effect on our revenue for the six months ended June 30, 2019 or 2018.

Cost of Revenue
Cost of revenue for the six months ended June 30, 2019 decreased by $176,490, or approximately 4%, compared to the same period in 2018. Cost of revenue as a percentage of revenue improved from 51% in 2018 to 45% in 2019, due to an increase of approximately $1,642,000 in our higher margin revenue from SaaS Services, which is recognized on a net basis.

Sales and Marketing
Sales and marketing expense for the six months ended June 30, 2019 decreased by $771,213, or approximately 22%, compared to the same period in 2018. Our average number of sales and marketing personnel, excluding support personnel, declined by 28% for the six months ended June 30, 2019 when compared with 2018 which, along with the decrease in variable compensation linked with sales performance, contributed to a reduction of approximately $528,000 in sales and marketing payroll and personnel related expenses.

General and Administrative
     General and administrative expense for the six months ended June 30, 2019 increased by $1,258,527, or approximately 35%, compared to the same period in 2018. General and administrative expense for the six months ended June 30, 2019 included a loss on the settlement of acquisition costs payable of $191,439 associated with our January 2019 payment related to the acquisition of TapInfluence. General and administrative expense for the six months ended June 30, 2018 was reduced by a gain of $624,596 on the adjustment of acquisition costs to fair value. Adjusting for these discrete items, general and administrative expense for the six months ended June 30, 2019 increased by $442,492, or approximately 12% compared to the same period in 2018. General and administrative expenses were impacted most notably by increased payroll and personnel related costs for our administrative and development functions of approximately $214,000, decreased professional services and recruiting spend of approximately $86,000, and an increase in software licensing and hosting fees of approximately $184,000, primarily related to AWS hosting costs and costs to upgrade our financial reporting software.

We capitalized software development costs of $451,619 during the six months ended June 30, 2019, which was $193,965 higher than in the prior year period. This increase in software development costs was directly attributable to the development of IZEAx 3.0, the upgraded platform released in April 2019.

Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2019 increased by $408,183, or approximately 86%, compared to the same period in 2018.

Depreciation and amortization expense on property and equipment was $74,423 and $112,866 for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.

Amortization expense was $809,907 and $363,280 for the six months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $645,814 and $216,036 for the six months ended June 30, 2019 and 2018, respectively. Amortization expense related to internal use software development costs was $164,093 and $147,244 for the six months ended June 30, 2019 and 2018, respectively.

Other (Expense) Income
Interest expense increased by $158,487 to $215,201 during the six months ended June 30, 2019 compared to the same period in 2018 due primarily to higher interest rates and higher average amounts outstanding on our credit facility in 2019, and interest incurred related to our acquisition costs payable.

We recorded $11,794 resulting from the change in the fair value of restricted stock for the six months ended June 30, 2018 with no comparable amount for the same period in 2019.

The $35,390 increase in other income during the six months ended June 30, 2019 when compared to the same period in 2018 results from a combination of net currency exchange gains related to our Canadian transactions, and interest earned on our invested cash subsequent to our May 2019 secondary offering.

Net Loss
Net loss for the six months ended June 30, 2019 was $3,822,966, a $130,091 increase in the net loss of $3,692,875 for the same period in 2018. The increase in net loss was impacted primarily by the factors discussed previously.

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

Gross Billings by Segment
Company management evaluates its operations and makes strategic decisions based, in part, on gross billings from its two primary operating segments, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts earned from our customers for the services we performed, or the amounts billed to our customers for their self-service purchase of goods and services on our platforms. Gross billings are the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principals in the United States (“GAAP”) reporting purposes.

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

The following table sets forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended June 30,
	2019		2018		$ Change	% Change
Managed Services Revenue	$2,991,571	45%	$4,004,850	82%	$(1,013,279)	(25)%

Legacy Workflow Fees	606,756	9%	790,957	16%	(184,201)	(23)%
Marketplace Spend Fees	2,453,625	37%	52,388	1%	2,401,237	4,584%
License Fees	548,494	8%	39,347	1%	509,147	1,294%
SaaS Services Gross Billings	3,608,875	54%	882,692	18%	2,726,183	309%

Other Revenue	24,870	—%	14,002	—%	10,868	78%
Total Gross Billings	$6,625,316	100%	$4,901,544	100%	$1,723,772	35%

	Six Months Ended June 30,
	2019		2018		$ Change	% Change
Managed Services Revenue	$6,858,803	49%	$7,801,515	81%	$(942,712)	(12)%

Legacy Workflow Fees	1,261,681	9%	1,662,769	17%	(401,088)	(24)%
Marketplace Spend Fees	5,256,146	36%	58,043	1%	5,198,103	8,956%
License Fees	1,039,588	7%	52,611	1%	986,977	1,876%
SaaS Services Gross Billings	7,557,415	51%	1,773,423	17%	5,783,992	326%

Other Revenue	38,317	—%	36,966	—%	1,351	4%
Total Gross Billings	$14,454,535	100%	$9,611,904	100%	$4,842,631	50%
Gross billings for our SaaS Services segment were $3,608,875 for the three months ended June 30, 2019, an increase of $2,726,183 compared to the same period in 2018. For the six months ended June 30, 2019, our gross billings for the SaaS Services segment were $7,557,415, an increase of $5,783,992 compared to the same period in 2018. These increases were primarily due to the addition of TapInfluence in July 2018. We expect our merger with TapInfluence to have a continuing significant positive impact on our future gross billings in our SaaS Services segment as we build on the significant marketer base obtained from the merger, offset by the phasing out of our Legacy Workflow activity.
The following table sets forth a reconciliation from the GAAP measurement of revenue to our non-GAAP financial measure of gross billings stated above and the percentage change between the periods:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$3,923,864	$4,120,960	$(197,096)	(5)%
Plus payments made to third-party creators (1)	2,701,452	780,584	1,920,868	246%
Gross billings	$6,625,316	$4,901,544	$1,723,772	35%

(1)	Payments made to third-party creators for the Legacy Workflow and Marketplace Spend components of our revenue reported on a net basis for GAAP.

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$8,717,620	$8,017,401	$700,219	9%
Plus payments made to third-party creators (1)	5,736,915	1,594,503	4,142,412	260%
Gross billings	$14,454,535	$9,611,904	$4,842,631	50%

(1)	Payments made to third-party creators for the Legacy Workflow and Marketplace Spend components of our revenue reported on a net basis for GAAP.

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

We use Adjusted EBITDA as a measure of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business, and in communications with our Board of Directors regarding our financial performance. We believe that Adjusted EBITDA also provides useful information to investors as it excludes transactions not related to our core cash-generating operating business activities, and it provides consistency and facilitates period-to-period comparisons. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash-generating operations.

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

•
does not include changes in acquisition cost estimates as a result of the allocation of acquisition costs payable to compensation expense which may be a significant recurring expense for our business if we continue to make business acquisitions;

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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,992,386)	$(1,647,755)	$(3,822,966)	$(3,692,875)
Non-cash stock-based compensation	157,328	203,351	318,205	349,632
Non-cash stock issued for payment of services	37,497	33,819	74,995	62,490
Change in fair value of derivatives	—	(113,801)	—	11,794
Loss on settlement of acquisition costs payable	—	—	191,439	—
Increase (decrease) in value of acquisition costs payable	2,669	(231,502)	5,333	(624,596)
Interest expense	86,737	35,403	215,201	56,714
Depreciation and amortization	448,105	210,691	884,329	476,146
Other non-cash items	(7,580)	(2,253)	(8,095)	(1,400)
Adjusted EBITDA	$(1,267,630)	$(1,512,047)	$(2,141,559)	$(3,362,095)

Revenue	$3,923,864	$4,120,960	$8,717,620	$8,017,401
Adjusted EBITDA as a % of Revenue	(32)%	(37)%	(25)%	(42)%

Liquidity and Capital Resources
 We had cash and cash equivalents of $9,325,192 as of June 30, 2019 as compared to $1,968,403 as of December 31, 2018, an increase of $7,356,789 primarily due to net proceeds received from our public securities offering in May 2019. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $56,917,615 as of June 30, 2019. To date, we have financed our operations through internally generated revenue from operations, the sale of our equity securities and borrowings under our secured credit facility.
 Cash used for operating activities was $161,146 during the six months ended June 30, 2019 and is the net result of our net loss not being fully offset by the net conversion of working capital into cash. Net cash used for investing activities was $464,261 during the six months ended June 30, 2019 primarily due to the payment of $451,619 related to the development of our proprietary software and purchases of $15,535 for updated computer equipment. Cash provided by financing activities during the six months ended June 30, 2019 was $7,982,196 which consisted primarily of net proceeds received from our public securities offering in May 2019, offset by net repayments on our secured credit facility of $1,246,343.

Secured Credit Facility
We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA’s merger with TapInfluence, we entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. As of June 30, 2019,we had $279,945 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $3,068,388 under the agreement as of June 30, 2019.

Acquisition Obligations
ZenContent, Inc.
On July 31, 2016, we entered into a Stock Purchase Agreement (the “ZenContent Stock Purchase Agreement”) with ZenContent, Inc. (“ZenContent”), pursuant to which we purchased all of the outstanding shares of capital stock of ZenContent.
On July 31, 2019, we made the third and final annual installment payment under the ZenContent Stock Purchase Agreement of 447,489 shares of our common stock valued at $222,223 or $0.4966 per share, using a thirty (30) trading day volume-weighted average closing price (the “30-day VWAP”) as recorded by the Nasdaq Capital Market prior to the issuance date. We recognized a gain of $41,258 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.4044 on the settlement date and the 30-day VWAP.
We are also required to pay $45,000 in cash or stock, at the Company’s election, on or before November 1, 2019 in settlement of the final contingent performance payment.
TapInfluence
On July 26, 2018, we completed our merger with TapInfluence. Pursuant to the Agreement and Plan of Merger (the Merger Agreement”), we were required to pay the former TapInfluence stockholders an additional $4,500,000, less any final working capital adjustments, in the form of cash, common stock or a combination thereof, at our option, in two installments.
On January 26, 2019, we paid the first installment of $884,583 ($1,000,000 less the final working capital adjustment of $115,416) using 660,136 shares of our common stock valued at $1.34 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. We recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement.
On July 26, 2019, we paid the second and final installment through the issuance to the former shareholders of TapInfluence of 6,908,251 shares of its common stock valued at $3,500,000, or $0.50664 per share, using the 30-day VWAP as required by the Merger Agreement. The Company recognized a gain of $752,589 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.3977 on the settlement date and the 30-day VWAP.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates
We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments are based upon the historical experience of the Company, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1. Company and Summary of Significant Accounting Policies included in this Quarterly Report. We consider accounting estimates to be critical accounting policies when:

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. We consider an account to be delinquent when the customer has not paid its balance due by the associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on our best estimate of the uncollectible portion of the account. Management estimates the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $120,060 for doubtful accounts as of June 30, 2019. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the three and six months ended June 30, 2019 and 2018.
Concentrations of credit risk with respect to accounts receivable were typically limited, because a large number of geographically diverse customers make up our customer base, thus spreading the trade credit risk. However, with our acquisition of TapInfluence, we have increased credit exposure on certain customers who carry significant credit balances related to their Marketplace Spend. We control credit risk through credit approvals, credit limits and monitoring procedures. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable. We had one customer that accounted for 26% of total accounts receivable at June 30, 2019 and two customers that together accounted for 36% of total accounts receivable at December 31, 2018.

Software Development Costs and Acquired Intangible Software
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. We have capitalized $2,768,134 to software development costs in the consolidated balance sheet as of June 30, 2019. We also acquired additional proprietary software platforms valued at $1,130,000 during our acquisitions of Ebyline, ZenContent and TapInfluence. These costs are reflected as intangible assets in the consolidated balance sheet as of June 30, 2019. We do not transfer ownership of our software to third parties. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features.

Goodwill and Business Combinations
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets. We have goodwill in connection with our acquisitions of Ebyline, ZenContent, and TapInfluence. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.
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
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized based on a five-step model which are as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are distinct performance obligations. We also determine whether we act as an agent or a principal for each identified performance obligation. The determination of whether we act as the principal or the agent is highly subjective and requires us to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which we act as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and we record the amounts we pay to third-party creators as cost of revenue. For transactions in which we act as an agent, revenue is reported on a net basis as the amount we charged to the self-service marketer using our platforms, less the amounts paid to the third-party creators providing the service.
We maintain separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with us to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit, or a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. We assess collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history. The allocation of the transaction price to the performance obligations in the contract is based on a cost-plus methodology.
Managed Services Revenue
For Managed Services Revenue, we enter into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer’s brand and they purchase custom content for internal and external use. We may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. We view our obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as we have no alternative for the custom content and we have an enforceable right to payment for performance completed to date under the contracts. We consider custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on our evaluations, revenue from Managed Services is reported on a gross basis because we have the primary obligation to fulfill the performance obligations and we create, review and control the services. We take on the risk of payment to any third-party creators and we establish the contract price directly with our customers based on the services requested in the statement of work.
Marketplace Spend Fees and Legacy Workflow Fees Revenue
For Marketplace Spend Fees and Legacy Workflow Fees Revenue, the self-service customer instructs creators found through our platforms to provide and/or distribute custom content for an agreed upon transaction price. Our platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on our evaluations, Marketplace Spend Fees revenue is reported on a net basis since we are acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform, and is typically recognized upon publishing or purchase of the marketplace spend by the creator and verification of the publishing by the marketer.
License Fees Revenue
License Fees revenue is generated through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
Other Revenue
Other revenue is generated when fees are charged to customers primarily related to monthly plan fees, inactivity fees, and early cash-out fees. Plan fees are recognized within the month they relate to, inactivity fees are recognized at a point in time when the account is deemed inactive, and early cash-out fees are recognized when a cash-out either below certain minimum thresholds or with accelerated timing is requested.
We do not typically engage in contracts that are longer than one year. Therefore, we do not capitalize costs to obtain our customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.
Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue.

Stock-Based Compensation
Stock Options
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
The following table shows the number of stock options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the six months ended June 30, 2019 and 2018:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Grant Date Fair Value
June 30, 2019	284,102	$1.03	6.0 years	62.01%	2.39%	$0.61
June 30, 2018	33,589	$2.75	6.0 years	59.07%	2.67%	$1.52
There were outstanding options to purchase 1,212,574 shares with a weighted average exercise price of $4.15 per share, of which options to purchase 703,770 shares were exercisable with a weighted average exercise price of $5.80 per share as of June 30, 2019.  The intrinsic value on outstanding options as of June 30, 2019 was $0. The intrinsic value on exercisable options as of June 30, 2019 was $0.
As of June 30, 2019, we had outstanding unvested restricted stock units of 262,326 shares with an intrinsic value of $133,786.

Recent Accounting Pronouncements
     See “Note 1. Company and Summary of Significant Accounting Policies,” under Item 1 of this Quarterly Report for information on recent pronouncements.

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

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Given that the remediation of material weakness outlined below has not been validated and tested, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of June 30, 2019.
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
Because the remediation plans associated with this material weakness are still in process of being verified and tested, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, the Company engaged third-party technical expertise to assist with tax-related accounting and reporting requirements on an ongoing basis. In addition, the Company engaged a third-party software provider to provide an automated solution for the back-office administration and accounting for the Company’s stock-based compensation programs. Both of these changes are expected to significantly improve the effectiveness of the Company’s internal control over financial reporting. Aside from these two items, there were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The plaintiffs seek to recover damages for investors under federal securities laws. We have estimated and accrued a potential loss of $500,000 representing our deductible on the associated insurance coverage.
On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Perez class action lawsuit described above. The motion for preliminary approval of the settlement was granted on May 7, 2019. According to the terms of the settlement, as agreed upon by the parties, IZEA’s insurer deposited $800,000 into the settlement fund and we paid the remainder of our previously accrued insurance deductible of $400,000 into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The settlement is subject to approval by the U.S. District Court, and the Court has scheduled a hearing for September 23, 2019. Upon final approval by the Court, the settlement will require that the Perez lawsuit be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims based upon our belief that the claims are without merit.
On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for IZEA. IZEA has been named as a nominal defendant. The plaintiff seeks to recover damages on behalf of us for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law.
Additionally, on October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for IZEA. IZEA has been named as a nominal defendant. An amended complaint was filed on October 31, 2018. The plaintiff seeks to recover damages on behalf of us for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, gross mismanagement and alleged violations of federal securities laws.
On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff presented his motion for preliminary approval of the settlement on May 13, 2019. The motion is currently pending before the Court. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims.
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

If we fail to regain compliance with the minimum closing bid requirements of the Nasdaq Capital Market or to satisfy other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share.
On June 13, 2019, we received a notification letter from Nasdaq informing us that for the prior 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing and we have 180 calendar days, or until December 10, 2019, to regain compliance. The closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance. If by that time we have not regained compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq (except for the bid price requirement), and (ii) we provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary.
If we are unable to regain compliance with the minimum closing bid price requirement by December 10, 2019, or such further extended period as may be provided by Nasdaq, or if we fail to meet any of the other continued listing requirements, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.
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
A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The plaintiffs seek to recover damages for investors under federal securities laws. We have estimated and accrued a potential loss of $500,000 representing our deductible on associated insurance coverage.
On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Perez class action lawsuit described above. The motion for preliminary approval of the settlement was granted on May 7, 2019. According to the terms of the settlement as agreed upon by the parties IZEA’s insurer deposited $800,000 into the settlement fund and we paid the remainder of our previously accrued insurance deductible of $400,000 into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The settlement is subject to final approval by the U.S. District Court, and the Court has scheduled a hearing for September 23, 2019. Upon final approval by the Court, the settlement will require that the Perez lawsuit be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims based upon our belief that the claims are without merit.
On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for IZEA. IZEA has been named as a nominal defendant. The plaintiff seeks to recover damages on behalf of us for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law.
Additionally, on October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for IZEA. IZEA has been named as a nominal defendant. An amended complaint was filed on October 31, 2018. The plaintiff seeks to recover damages on behalf of us for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, gross mismanagement and alleged violations of federal securities laws.

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Emond and Stuart lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff presented his motion for preliminary approval of the settlement on May 13, 2019. The motion is currently pending before the Court. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, we intend to vigorously defend against the claims.
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
There can be no assurance that any litigation to which we are, or in the future may become, a party will be resolved in our favor. These lawsuits and any other lawsuits that we may become party to are subject to inherent uncertainties, and the costs to us of defending litigation matters will depend upon many unknown factors. Any claim that is successfully decided against us may require us to pay substantial damages, including punitive damages, and other related fees. We may also determine that a settlement of one or more of the actions is in the best interest of us and our shareholders.
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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.		Description
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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements.

*	Filed or furnished herewith.

(a)	Denotes management contract or compensatory plan or arrangement.

(b)
In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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

IZEA Worldwide, Inc. a Nevada corporation

August 13, 2019	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2019	By:	/s/ Troy J. Vanke
Troy J. Vanke Chief Financial Officer (Principal Financial and Accounting Officer)