Form 10-Q
period 2019-09-30
IZEA Worldwide, Inc.
filed 2019-11-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of November 8, 2019, there were 34,553,143 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,808,553	$1,968,403
Accounts receivable, net	4,497,659	7,071,815
Prepaid expenses	622,956	527,968
Other current assets	56,191	39,203
Total current assets	11,985,359	9,607,389

Property and equipment, net	232,432	272,239
Right-of-use asset	192,967	—
Goodwill	8,316,722	8,316,722
Intangible assets, net	2,206,506	3,149,949
Software development costs, net	1,653,801	1,428,604
Security deposits	142,335	143,174
Total assets	$24,730,122	$22,918,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,691,475	$2,618,103
Accrued expenses	1,438,834	1,968,589
Contract liabilities	5,440,367	4,957,869
Line of credit	—	1,526,288
Right-of-use liability	166,819	—
Deferred rent	—	17,420
Acquisition costs payable	45,000	4,611,493
Total current liabilities	8,782,495	15,699,762

Commitments and Contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 34,506,600 and 12,075,708, respectively, issued and outstanding	3,451	1,208
Additional paid-in capital	74,034,826	60,311,756
Accumulated deficit	(58,090,650)	(53,094,649)
Total stockholders’ equity	15,947,627	7,218,315
Total liabilities and stockholders’ equity	$24,730,122	$22,918,077

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$4,411,086	$5,780,941	$13,128,706	$13,798,342

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,904,287	2,397,466	5,821,237	6,490,906
Sales and marketing	1,518,165	1,574,335	4,238,074	5,065,457
General and administrative	1,752,126	2,699,978	6,596,485	6,285,810
Depreciation and amortization	433,094	370,674	1,317,423	846,820
Total costs and expenses	5,607,672	7,042,453	17,973,219	18,688,993

Loss from operations	(1,196,586)	(1,261,512)	(4,844,513)	(4,890,651)

Other income (expense):
Interest expense	(27,734)	(90,452)	(242,935)	(147,166)
Change in fair value of derivatives, net	—	—	—	(11,794)
Other income, net	51,285	19,135	91,447	23,907
Total other income (expense), net	23,551	(71,317)	(151,488)	(135,053)

Net loss	$(1,173,035)	$(1,332,829)	$(4,996,001)	$(5,025,704)

Weighted average common shares outstanding – basic and diluted	32,421,043	10,365,750	22,506,929	7,351,827
Basic and diluted loss per common share	$(0.04)	$(0.13)	$(0.22)	$(0.68)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	27,088,213	$2,709	$70,848,486	$(56,917,615)	$13,933,580
Stock issued for payment of acquisition liability	7,355,740	736	2,927,640	—	2,928,376
Stock issued for payment of services, net	22,191	2	37,506	—	37,508
Stock issuance costs	—	—	1,704	—	1,704
Stock-based compensation, net	40,456	4	219,490	—	219,494
Net loss	—	—	—	(1,173,035)	(1,173,035)
Balance at September 30, 2019	34,506,600	$3,451	$74,034,826	$(58,090,650)	$15,947,627

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	5,860,933	$586	$53,335,845	$(51,069,117)	$2,267,314
Sale of securities	4,963,333	496	5,666,504	—	5,667,000
Stock issued for payment of acquisition liability	1,248,765	125	1,896,658	—	1,896,783
Stock issuance costs	—	—	(708,934)	—	(708,934)
Stock-based compensation, net	—	—	80,282	—	80,282
Net loss	—	—	—	(1,332,829)	(1,332,829)
Balance at September 30, 2018	12,073,031	$1,207	$60,270,355	$(52,401,946)	$7,869,616

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315
Stock issued for payment of acquisition liability	8,015,876	801	4,003,596	—	4,004,397
Stock purchase plan issuances	7,099	1	3,095	—	3,096
Stock issued for payment of services, net	66,570	7	112,497	—	112,504
Stock issuance costs	—	—	(4,943)	—	(4,943)
Stock-based compensation, net	55,633	5	378,164	—	378,169
Secondary offering, net	14,285,714	1,429	9,230,661	—	9,232,090
Net loss	—	—	—	(4,996,001)	(4,996,001)
Balance at September 30, 2019	34,506,600	$3,451	$74,034,826	$(58,090,650)	$15,947,627

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585
Cumulative effect of change in accounting policy to ASC 606	—	—	—	(98,822)	(98,822)
Sale of securities	4,963,333	496	5,666,504	—	5,667,000
Stock issued for payment of acquisition liability	1,248,765	125	1,896,658	—	1,896,783
Stock purchase plan issuances	11,189	1	9,034	—	9,035
Stock issued for payment of services, net	30,265	3	124,997	—	125,000
Stock issuance costs	—	—	(709,634)	—	(709,634)
Stock-based compensation, net	85,498	9	712,364	—	712,373
Net loss	—	—	—	(5,025,704)	(5,025,704)
Balance at September 30, 2018	12,073,031	$1,207	$60,270,355	$(52,401,946)	$7,869,616

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,996,001)	$(5,025,704)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	99,814	167,900
Amortization of software development costs and other intangible assets	1,217,609	678,920
Loss on disposal of equipment	23,903	5,242
Provision for losses on accounts receivable	(29,940)	—
Stock-based compensation, net	498,071	468,042
Fair value of stock issued for payment of services	112,504	93,734
Decrease in fair value of contingent acquisition costs payable	—	(485,747)
Gain on settlement of acquisition costs payable	(602,411)	(84,938)
Change in fair value of derivatives, net	—	11,794
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	2,604,095	73,744
Prepaid expenses and other current assets	(231,878)	32,007
Accounts payable	(926,628)	924,039
Accrued expenses	(489,440)	(1,638,319)
Contract liabilities	482,498	654,859
Right-of-use asset	(26,148)	—
Deferred rent	(17,419)	(33,359)
Net cash used for operating activities	$(2,281,371)	$(4,157,786)

Cash flows from investing activities:
Purchase of equipment	(83,910)	(157,384)
Software development costs	(499,363)	(486,927)
Purchase of intangible assets	—	11,266
Security deposits	839	(5,610)
Net cash used for investing activities	$(582,434)	$(638,655)

Cash flows from financing activities:
Payments on acquisition liabilities	—	(120,930)
Line of credit, net of repayments	(1,526,288)	(91,151)
Proceeds from secondary offering, net	9,232,090	5,667,000
Proceeds from stock purchase plan issuances	3,096	9,035
Stock issuance costs	(4,943)	(709,634)
Net cash provided by financing activities	$7,703,955	$4,754,320

Net increase (decrease) in cash and cash equivalents	4,840,150	(42,121)
Cash and cash equivalents, beginning of year	1,968,403	3,906,797
Cash and cash equivalents, end of period	$6,808,553	$3,864,676

Supplemental cash flow information:
Cash paid for interest	$204,187	$104,028

Non-cash financing and investing activities:
Common stock issued for payment of acquisition liability	$4,004,397	$1,896,783
Fair value of common stock issued for future services, net	37,500	317,134

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

Change from Prior Periods

Subsequent to the July 2018 acquisition of TapInfluence, the Company maintained two operating segments based on its major revenue streams (Managed Services and SaaS Services), which was the result of TapInfluence having a significant amount of SaaS revenue, through June 30, 2019. In the year following the TapInfluence acquisition, the Company has been integrating TapInfluence to the IZEAx platform, and merged personnel and resources between the entities. Accordingly, the individual results of Managed Services and SaaS Services are not being reviewed for profitability on an individual basis. Due to these factors the Company determined that only one reportable operating segment exists.
At the reporting unit level, the Company identified a triggering event due to the reduction of the Company’s market capitalization below the Company’s carrying value. The Company recognized a change in reporting units as a result of significant changes in personnel, reporting and operating structure which occurred throughout 2019. The Company completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined that no impairment existed. As such, no impairment charges were recognized for the nine months ended September 30, 2019.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2019, the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States (“GAAP”). The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2019.

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

Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $120,060 and $278,190, for doubtful accounts as of September 30, 2019 and December 31, 2018, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for both the three and nine months ended September 30, 2019 and 2018.
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
The Company had four customers that accounted for 32% of total gross accounts receivable at September 30, 2019 and two customers that accounted for 36% of total gross accounts receivable at December 31, 2018.
The Company had no customer that accounted for more than 10% of its revenue during the three months ended September 30, 2019 and 2018. The Company had no customer that accounted for more than 10% of its revenue during the nine months ended September 30, 2019 and 2018.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense in the consolidated statements of operations. There were no material

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

impairment charges associated with the Company’s long-lived tangible assets during the three and nine months ended September 30, 2019 and 2018.

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
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that it has one reporting unit as of September 30, 2019.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the requirement for the second step of the goodwill impairment test for certain entities. An entity may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this method in the third quarter of 2019 and there were no changes to its financial statements as a result of the adoption. For the three and nine months ended September 30, 2019 and 2018, there were no impairment charges related to goodwill.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 4. Intangible Assets for further details.
Management reviews long-lived assets, including property and equipment, software development costs and other finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the three and nine months ended September 30, 2019 and 2018, there were no impairment charges associated with the Company’s long-lived intangible assets.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
Marketplace Spend Fees and Legacy Workflow Fees Revenue
For Marketplace Spend Fees and Legacy Workflow Fees Revenue, the self-service customer instructs creators found through the Company’s platforms to provide and/or distribute custom content for an agreed upon transaction price. The Company’s platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or verified as posted by the system. Based on the Company’s evaluations, this revenue is reported on a net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content.
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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended September 30, 2019 and 2018 were $232,188 and $93,245, respectively. For the nine months ended September 30, 2019 and 2018, advertising costs were $459,543 and $411,575,

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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
The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2016, 2017 and 2018.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value included its acquisition cost liability (see Note 2. Business Combinations) as of September 30, 2019 and December 31, 2018 and its right-of-use liability as of September 30, 2019. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, contract liabilities, and accrued expenses.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	106.80%	65.65%	85.03%	63.40%
Weighted average risk free interest rate	1.48%	2.82%	1.92%	2.77%
Expected dividends	—	—	—	—
Weighted-average expected forfeiture rate	6.29%	8.23%	6.16%	10.01%
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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted
Fair Value Measurements: In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company currently fair values the acquisition cost liability and right-of-use liability as a Level 3. The new guidance will be effective for the Company beginning January 1, 2020, with early adoption permitted. The Company does not plan to early adopt this ASU, and it is currently evaluating the expected impact of adopting ASU 2018-13 on its financial statements and disclosures.
Collaborative Arrangements: In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The guidance makes targeted improvements to GAAP for collaborative arrangements including: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and (iii) requiring that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of ASC 606. An entity may elect to apply the amendments in this ASU retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of ASC 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in ASC 606. The Company does not expect the adoption of ASU 2018-18 to have a material impact on its financial statements and disclosures.
Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the expected impact of adopting ASU 2016-13 on its financial statements and disclosures.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table summarizes the purchase price and acquisition costs payable associated with this acquisition:

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Present and Fair Value of Acquisition Costs Payable	Estimated Remaining Fair Value of Acquisition Costs Payable
	July 26, 2018	July 26, 2018	December 31, 2018	September 30, 2019
Cash paid at closing (a)	$1,500,000	$1,500,000	$—	$—
Stock paid at closing (a)	1,759,500	1,759,500	—	—
Purchase price adjustment (b)	(439,610)	(555,026)	(115,416)	—
First deferred purchase price installment (c)	1,000,000	970,576	995,097	—
Second deferred purchase price installment (c)	3,500,000	3,271,028	3,366,433	—
Total	$7,319,890	$6,946,078	$4,246,114	$—

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

On July 26, 2019, pursuant to the terms of the Merger Agreement, the Company issued to the former shareholders of TapInfluence 6,908,251 shares of its common stock valued at $3,500,000, or $0.50664 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $752,591 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.3977 on the settlement date and the 30-day VWAP.
The Company’s consolidated revenue associated with TapInfluence operations for the three and nine months ended September 30, 2018, was $797,244. The Company’s consolidated revenue associated with TapInfluence operations for the three and nine months ended September 30, 2019, was $438,246 and $1,778,643, respectively. The Company is unable to determine net loss specifically related to TapInfluence operations as the majority of operational resources are shared with IZEA, and we continue to migrate certain former TapInfluence customers to the IZEAx platform.
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination with TapInfluence had occurred on January 1, 2018:

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Pro Forma
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Pro forma revenue	$8,326,602	$16,344,003
Pro forma cost of revenue	(2,773,608)	(6,867,048)
Pro forma gross profit	$5,552,994	$9,476,955

Pro forma net loss prior to adjustments	$(2,684,646)	$(6,377,521)
Pro forma adjustment to net loss:
Difference in amortization of acquired identifiable intangible assets	(77,506)	(569,055)
Acquisition-related expenses	114,833	114,833
Pro forma net loss combined	$(2,647,319)	$(6,831,743)
The business combination was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.

ZENCONTENT, INC.
On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent (the “ZenContent Stock Purchase Agreement”) for a maximum purchase price to be paid over three years of $4,500,000. Upon closing, the Company paid a cash payment of $400,000 and issued 86,207 shares of the Company’s common stock valued at $600,000. The ZenContent Stock Purchase Agreement also requires (i) three equal annual installment payments totaling $1,000,000, subject to a working capital adjustment, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment will be in the form of cash and the remainder of such payment will be in the form of either cash or additional shares of the Company’s common stock (determined at the Company’s option). In July 2018, pursuant to an amendment to the ZenContent Stock Purchase Agreement, the parties agreed to fix the amount payable for any further contingent performance payments at $90,000, of which $45,000 was paid in cash on November 1, 2018, and $45,000 was paid in cash on November 1, 2019.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table summarizes the purchase price and acquisition costs payable associated with this acquisition:

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Present and Fair Value of Acquisition Costs Payable	Estimated Remaining Fair Value of Acquisition Costs Payable
	July 31, 2016	July 31, 2016	December 31, 2018	September 30, 2019
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	321,740	—
Contingent performance payments (c)	2,500,000	230,000	43,639	44,805
Total	$4,433,565	$1,796,547	$365,379	$44,805

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate post-acquisition date consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment (“guaranteed purchase price”), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing. These payments are also subject to a downward adjustment up to 30% if ZenContent’s co-founder was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25. The initial guaranteed purchase price consideration was discounted to present value using the Company’s borrowing rate of prime plus 2% (5.5% on July 31, 2016). On July 31, 2017, the Company paid $266,898 in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments. On July 31, 2018, the Company paid the second annual installment, comprised of $111,112 in cash and $222,221 in stock using 98,765 shares of its common stock valued at $2.25 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. On July 31, 2019, the Company made the third and final annual installment payment under the ZenContent Stock Purchase Agreement, of 447,489 shares of our common stock valued at $222,223 or $0.4966 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $41,259 on the settlement of this acquisition cost payable as a result of the difference between the actual closing price of the common stock of $0.4044 on the settlement date and the 30-day VWAP.

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

NOTE 3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2019	December 31, 2018
Furniture and fixtures	$298,804	$293,777
Office equipment	86,884	77,194
Computer equipment	464,903	561,812
Leasehold improvements	338,018	338,018
Total	1,188,609	1,270,801
Less accumulated depreciation and amortization	(956,177)	(998,562)
Property and equipment, net	$232,432	$272,239
Depreciation and amortization expense on property and equipment recorded in Depreciation and amortization expense in the consolidated statements of operations was $25,391 and $55,034 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, depreciation and amortization expense on property and equipment recorded in Depreciation and amortization expense in the consolidated statements of operations was $99,814 and $167,900, respectively.

NOTE 4.     INTANGIBLE ASSETS

The identifiable intangible assets, other than Goodwill, consists of the following assets:

	September 30, 2019		December 31, 2018		Useful Life (in years)
	Balance	Accumulated Amortization	Balance	Accumulated Amortization
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	66,583	1
Developed technology	1,130,000	565,667	1,130,000	396,167	5
Self-service content customers	2,810,000	1,221,111	2,810,000	571,111	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,071,945	3
Domains	166,469	124,852	166,469	99,881	5
Embedded non-compete provision	28,000	16,333	28,000	5,833	2
Total	$6,521,469	$4,314,963	$6,521,469	$3,371,520
Total identifiable intangible assets, other than Goodwill, from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	September 30, 2019	December 31, 2018
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	3,263,000	3,263,000
Total	$6,521,469	$6,521,469
Less accumulated amortization	(4,314,963)	(3,371,520)
Intangible assets, net	$2,206,506	$3,149,949
The Company is amortizing the identifiable intangible assets over a weighted-average period of three years. Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations was $297,629 and $242,018 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense recorded in depreciation and amortization was $943,443 and $458,054, respectively.
The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of revenue was $26,500 for each of the three months ended September 30, 2019 and 2018 and $79,500 for each of the nine months ended September 30, 2019 and 2018.
As of September 30, 2019, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Amortization Expense
Remainder of 2019	$284,990
2020	1,079,127
2021	652,389
2022	120,000
2023	70,000
Total	$2,206,506
The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2018	$8,316,722
Acquisitions, divestitures or other changes during 2019	—
Balance on September 30, 2019	$8,316,722

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	September 30, 2019	December 31, 2018
Software development costs	$2,815,878	$2,316,515
Less accumulated amortization	(1,162,077)	(887,911)
Software development costs, net	$1,653,801	$1,428,604
The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company’s self-service customers. The Company capitalized software development costs of $47,744 and $229,273 during the three months ended September 30, 2019 and 2018, respectively. The Company capitalized software development costs of $499,363 and $486,927 during the nine months ended September 30, 2019 and 2018, respectively. As a result, the Company has capitalized a total of $2,815,878 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of September 30, 2019. The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service.
Amortization expense on software development costs that is presented separately from cost of revenue and recorded in Depreciation and amortization expense in the accompanying consolidated statements of operations was $110,073 and $73,622 for the three months ended September 30, 2019 and 2018, respectively and $274,166 and $220,866 for the nine months ended September 30, 2019 and 2018, respectively.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

As of September 30, 2019, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2019	$112,350
2020	444,517
2021	403,121
2022	333,796
2023	268,689
Thereafter	91,328
Total	$1,653,801

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
The Company had $0 and $1,526,288 outstanding under this secured credit facility of September 30, 2019 and December 31, 2018. These balances outstanding were secured by gross accounts receivable balances of $0 and $1,907,860 as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the Company had a net accounts receivable balance of $4,497,659. Assuming that all of the Company’s accounts receivable balance was eligible for funding, the Company had $3,598,127 in remaining available credit under the agreement as of September 30, 2019.
The annual fees are capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. The Company amortized $5,250 and $5,250 of the secured credit facility costs through interest expense during the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company amortized $19,964 and $15,750, respectively of the secured credit facility costs through interest expense. The remaining value of the capitalized loan costs related to the secured credit facility as of September 30, 2019 is $12,250; this amount will be amortized to interest expense over the next seven months.

Lease Commitments
The Company has no obligations under finance leases as of September 30, 2019.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
In connection with the adoption of the new lease standard, the Company recorded a right-of-use liability of $400,977 as of January 1, 2019. During the three and nine months ended September 30, 2019, the Company recorded $5,230 and $21,252, respectively, of interest accretion on this right-of-use liability.
Our lease obligation associated with our Winter Park, Florida office space has a remaining lease term of 7 months. The present value of this lease obligation was determined using a discount rate of 9.5%, consistent with our effective borrowing rate.
A summary of future minimum lease payments as of September 30, 2019 related to our leased Winter Park, Florida office space, is as follows:

Remainder of 2019	$85,137
2020	85,785
Total minimum lease payments	$170,922
Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $155,165 and $459,944 for the three and nine months ended September 30, 2019.

Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service. During the three months ended September 30, 2019 and 2018, the Company incurred $29,273 and $42,745, respectively, in expense for matching employer contributions. During the nine months ended September 30, 2019 and 2018, the Company incurred $131,493 and $167,659, respectively, in expense for matching employer contributions.

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
On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Perez class action lawsuit described above. The motion for preliminary approval of the settlement was granted on May 7, 2019. According to the terms of the settlement, as agreed upon by the parties, IZEA’s insurer deposited $800,000 into the settlement fund and we paid the remainder of the Company’s previously accrued insurance deductible of $400,000 into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The U.S. District Court for the Central District of California issued an Order approving the settlement of the Perez class action lawsuit on September 26, 2019, which requires that the lawsuit be dismissed with prejudice.
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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

amended complaint was filed on October 31, 2018. The plaintiff seeks to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, gross mismanagement and alleged violations of federal securities laws.
On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above. The settlement terms as agreed upon by the parties include that IZEA will direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Stuart and Emond lawsuits and further that IZEA will enact certain corporate governance reforms. The settlement is subject to approval by the United States District Court for the Central District of California, and the plaintiff presented his motion for preliminary approval of the settlement on May 13, 2019. The motion is currently pending before the Court. Upon final approval by the Court, the settlement will require that both the Emond and Stuart lawsuits be dismissed with prejudice. In the event that the Court does not approve the settlement, the Company intends to vigorously defend against the claims.
On August 28, 2019, the United States District Court for the Central District of California entered an order preliminarily approving a stipulation of settlement filed on March 6, 2019 (the "Settlement") that contained settlement terms as agreed upon by parties to the Stuart and Emond shareholder derivative lawsuits described above. The terms of the Settlement include IZEA’s directing its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Stuart and Emond lawsuits and IZEA’s enacting certain governance reforms. A hearing on final approval of the Settlement will be held on December 16, 2019 at 8:30 a.m., Los Angeles time. Pursuant to the terms of the Settlement, final approval of the Settlement by the United States District Court for the Central District of California will result in the dismissal with prejudice of both the Stuart and Emond lawsuits.
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
Public Offering

On May 10, 2019, the Company closed on its underwritten registered public offering of 14,285,714 shares of common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $10.0 million. The net proceeds to the Company were approximately $9.23 million. Mr. Edward Murphy, the Company’s Chief Executive Officer and a Company director, and Mr. Troy J. Vanke, the Company’s former Chief Financial Officer, participated in the public offering and purchased 21,428 and 42,857 shares of stock, respectively.

Stock Issued for Acquisitions
TapInfluence
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
On July 26, 2019, pursuant to the terms of the Merger Agreement with TapInfluence (see Note 2. Business Combinations), the Company issued to the former shareholders of TapInfluence 6,908,251 shares of its common stock valued at $3,500,000, or $0.50664 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $752,591 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.3977 on the settlement date and the 30-day VWAP.
ZenContent

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

On July 31, 2019, the Company made the third and final annual installment payment under the ZenContent Stock Purchase Agreement, of 447,489 shares of our common stock valued at $222,223or $0.4966 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $41,259 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.4044 on the settlement date and the 30-day VWAP.
On November 1, 2019, subsequent to the third quarter of 2019, the Company made a final payment of $45,000 as a final installment to settle the ZenContent Stock Purchase Agreement.

Equity Incentive Plans
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (the “May 2011 Plan”). At the Company’s 2018 Annual Meeting of Stockholders held on December 18, 2018, the stockholders approved an amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows the Company to award restricted stock, restricted stock units and stock options, covering up to 2,500,000 shares of common stock as incentive compensation for its employees and consultants. As of September 30, 2019, the Company had 275,562 shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.
In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of September 30, 2019, the Company had 4,375 shares of common stock available for future grants under the August 2011 Plan.
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
During the nine months ended September 30, 2019, the Company issued its six independent directors a total of 88,758 shares of restricted common stock initially valued at $150,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2019.
The following table contains summarized information about outstanding restricted stock for the nine months ended September 30, 2019:

Restricted Stock	Common Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years to Vest
Nonvested at December 31, 2018	57,984	$3.70	1.4
Granted	120,512	1.60
Vested	(108,785)	2.21
Forfeited	(2,500)	5.52
Nonvested at September 30, 2019	67,211	$2.19	1.2
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to non-employees for services during the three months ended September 30, 2019 and 2018 was $37,509 and $31,244, respectively, and during the nine months ended September 30, 2019 and 2018 was $112,504 and $93,734, respectively.
Expense recognized on restricted stock issued to employees during the three months ended September 30, 2019 and 2018 was $44,856 and $38,128, respectively, and during the nine months ended September 30, 2019 and 2018 was $128,113 and $121,994, respectively.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The fair value of the Company’s common stock on September 30, 2019 was $0.26 per share. The intrinsic value on the non-vested restricted stock as of September 30, 2019 was $17,475. Future compensation expense related to issued, but non-vested restricted stock awards as of September 30, 2019 is $147,258. This value is estimated to be recognized over the weighted-average vesting period of approximately 1.2 years.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.
The Company issued 131,235 restricted stock units on May 17, 2019 to Mr. Murphy, under the terms of his amended employment agreement. The restricted stock units were initially valued at $76,510 and vest in equal monthly installments over 36 months from issuance. The Company issued 258,312 restricted stock units on August 29, 2019 to Mr. Murphy under the terms of his amended employment agreement. The restricted stock units were initially valued at $82,789 and vest in equal monthly installments over 48 months from issuance.

The Company issued 890 restricted stock units on May 14, 2019 to Mr. Troy Vanke, the Company’s then Chief Financial Officer, under the terms of his employment agreement. The restricted stock units were initially valued at $578 and vest in equal monthly installments over 12 months from issuance. Upon his departure in August 2019, 667 of these shares were forfeited.
The following table contains summarized information about restricted stock units during the nine months ended September 30, 2019:

Restricted Stock Units	Common Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years to Vest
Nonvested at December 31, 2018	160,000	$1.04	1.0
Granted	390,437	0.41
Vested	(104,707)	0.89
Forfeited	(26,667)	1.03
Nonvested at September 30, 2019	419,063	$0.49	3.1
The Company granted 258,312 restricted stock units under the 2011 Equity Incentive Plans during the three months ended September 30, 2019. No restricted stock units under the 2011 Equity Incentive Plans were granted during the three and nine months ended September 30, 2018.
The intrinsic value on the non-vested restricted units as of September 30, 2019 was $108,956. Expense recognized on restricted stock units issued to employees during the three months ended September 30, 2019 was $37,790 and during the nine months ended September 30, 2019 was $92,738. As of September 30, 2019, future compensation related to restricted stock units expected to vest of $206,092 is estimated to be recognized over the weighted-average vesting period of approximately 3.1 years.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Stock Options
Under the 2011 Equity Incentive Plans, the Board determines the exercise price to be paid for the stock option shares, the period within which each stock option may be exercised, and the terms and conditions of each stock option. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the exercise price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the exercise price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years and the option typically vests on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly in equal increments over the following three years. The Company issues new shares for any stock awards or options exercised under its 2011 Equity Incentive Plans.
A summary of stock option activity under the 2011 Equity Incentive Plans for the nine months ended September 30, 2019 is presented below:

Stock Options Outstanding	Common Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2018	1,040,477	$5.23	6.5
Granted	583,552	0.68
Expired	(140,063)	7.72
Forfeited	(80,047)	2.94
Outstanding at September 30, 2019	1,403,919	$3.22	7.39
During the three and nine months ended September 30, 2019 and 2018, no stock options were exercised. The fair value of the Company’s common stock on September 30, 2019 was $0.26 per share. The intrinsic value on outstanding stock options as of September 30, 2019 was $0. The intrinsic value on exercisable stock options as of September 30, 2019 was $0.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the nine months ended September 30, 2019 is presented below:

Nonvested Stock Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	300,510	$0.80	2.4
Granted	583,552	0.44
Vested	(85,456)	2.33
Forfeited or expired	(57,012)	1.89
Nonvested at September 30, 2019	741,594	$0.91	3.2
Expense recognized on stock options issued to employees during the three months ended September 30, 2019 and 2018 was approximately $97,220 and $77,483, respectively. During the nine months ended September 30, 2019 and 2018 expense recognized on stock options issued was approximately $277,220 and $319,416, respectively. Future compensation expense related to nonvested awards as of September 30, 2019 expected to vest of approximately $677,542 is estimated to be recognized over the weighted-average vesting period of approximately 3.2 years.
The following table shows the number of stock options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the nine months ended September 30, 2019 and 2018:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Grant Date Fair Value
September 30, 2019	583,552	$0.68	6 years	85.03%	1.92%	$0.44
September 30, 2018	98,359	$1.71	6.0 years	63.40%	2.77%	$0.96

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

There were outstanding options to purchase 1,403,919 shares with a weighted average exercise price of $3.22 per share, of which options to purchase 662,325 shares were exercisable with a weighted average exercise price of $5.49 per share as of September 30, 2019.

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
As of September 30, 2019, the Company had 430,129 remaining shares of common stock available for future grants under the ESPP. During the nine months ended September 30, 2019, employees paid $3,096 to purchase 7,099 shares of common stock and paid $9,035 to purchase 11,189 shares of common stock during the nine months ended September 30, 2018.
Stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1. Company and Significant Accounting Policies. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and employee stock purchase plan issuances during the three months ended September 30, 2019 and 2018 was $179,866 and $118,410, respectively. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and employee stock purchase plan issuances during the nine months ended September 30, 2019 and 2018 was $498,071 and $468,042, respectively.
Stock-based compensation expense was recorded in the Company’s consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$2,737	$3,786	$7,777	$14,510
Sales and marketing	$6,187	$15,097	$18,121	$60,396
General and administrative	$170,942	$99,527	$472,173	$393,136
Share Repurchase Program
On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company may repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. As of November 8, 2019, the Company had not repurchased any shares of common stock under the share repurchase program.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(1,173,035)	$(1,332,829)	$(4,996,001)	$(5,025,704)
Weighted average common shares outstanding - basic and diluted	32,421,043	10,365,750	22,506,929	7,351,827
Basic and diluted loss per common share	$(0.04)	$(0.13)	$(0.22)	$(0.68)
The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	1,300,905	1,048,135	1,167,205	1,040,940
Restricted stock units	360,059	—	231,602	—
Warrants	17,500	480,658	93,030	503,413
Total excluded shares	1,678,464	1,528,793	1,491,837	1,544,353

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 9.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the unaudited consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Managed Services Revenue	$3,558,109	$4,859,434	$10,416,912	$12,660,949

Legacy Workflow Fees	44,170	48,409	135,791	164,994
Marketplace Spend Fees	266,037	378,768	955,328	388,492
License Fees	505,634	485,651	1,545,222	538,262
SaaS Services Revenue	815,841	912,828	2,636,341	1,091,748

Other Revenue	37,136	8,679	75,453	45,645
Total Revenue	$4,411,086	$5,780,941	$13,128,706	$13,798,342
The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$4,097,443	$5,031,929	$11,873,948	$12,283,641
Canada	313,643	749,012	1,254,758	1,514,701
Total	$4,411,086	$5,780,941	$13,128,706	$13,798,342

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2019	December 31, 2018
Accounts receivable, net	$4,497,659	$7,071,815
Contract liabilities (unearned revenue)	$5,440,367	$4,957,869
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company did not recognize any contract assets as of September 30, 2019 or December 31, 2018. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year and the amounts are not material.
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
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at September 30, 2019 and December 31, 2018 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the contract liabilities at September 30, 2019 within the next year.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our unaudited consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:

•	our ability to raise additional funding;

•	our ability to issue shares to settle future acquisition costs payable;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	variability of operating results;

•	our ability to establish effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to regain compliance with the minimum bid price requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	our ability to develop and introduce new products and services;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services;

•	marketing and other business development initiatives;

•	competition in the industry;

•	general government regulation;

•	economic conditions;

•	dependence on key personnel;

•	our ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	our ability to protect our intellectual property;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•	and the other risks and uncertainties described in the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2018.
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
    Our primary technology platforms, The IZEA Exchange (“IZEAx”) and TapInfluence, enable transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx and TapInfluence are designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. In addition to IZEAx and TapInfluence, we operate the Ebyline technology platform, which we acquired in January 2015, and the ZenContent platform, which we acquired in July 2016. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs and to handle their content workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. The ZenContent platform is an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers.
Subsequent to the July 2018 acquisition of TapInfluence, the Company maintained two operating segments based on its major revenue streams (Managed Services and SaaS Services), which was the result of TapInfluence having a significant amount of SaaS revenue, through June 30, 2019. In the year following the TapInfluence acquisition, the Company integrated TapInfluence into the Legacy sales platform, merged personnel and resources between the entities, and plans to merge all of the operations onto a single platform (next generation of IZEAx). Accordingly, the individual results of Managed Services and SaaS services are not being reviewed for profitability on an individual basis. Due to these factors the Company determined that only one reportable operating segment exists.

Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

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
As discussed in more detail in “Note 1. Company and Summary of Significant Accounting Policies,” of this Quarterly Report, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other are reported on a gross basis.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$4,411,086	$5,780,941	$(1,369,855)	(24)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,904,287	2,397,466	(493,179)	(21)%
Sales and marketing	1,518,165	1,574,335	(56,170)	(4)%
General and administrative	1,752,126	2,699,978	(947,852)	(35)%
Depreciation and amortization	433,094	370,674	62,420	17%
Total costs and expenses	5,607,672	7,042,453	(1,434,781)	(20)%
Loss from operations	(1,196,586)	(1,261,512)	64,926	(5)%
Other income (expense):
Interest expense	(27,734)	(90,452)	62,718	(69)%
Change in fair value of derivatives, net	—	—	—	100%
Other income, net	51,285	19,135	32,150	168%
Total other income (expense), net	23,551	(71,317)	94,868	(133)%
Net loss	$(1,173,035)	$(1,332,829)	$159,794	(12)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended September 30,
	2019		2018		$ Change	% Change
Managed Services Revenue	$3,558,109	81%	$4,859,434	84%	$(1,301,325)	(27)%

Legacy Workflow Fees	44,170	1%	48,409	1%	(4,239)	(9)%
Marketplace Spend Fees	266,037	6%	378,768	7%	(112,731)	(30)%
License Fees	505,634	11%	485,651	8%	19,983	4%
SaaS Services Revenue	815,841	18%	912,828	16%	(96,987)	(11)%

Other Revenue	37,136	1%	8,679	—%	28,457	328%
Total Revenue	$4,411,086	100%	$5,780,941	100%	$(1,369,855)	(24)%
Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our July 2018 merger with TapInfluence provided a springboard for SaaS Services and an immediate increase of market share in Marketplace Spend Fees and License Fees on SaaS Services.
Managed Services revenue decreased by 27% over the same period in 2018, due to fewer managed and content contracts booked for 2019 and slow fulfillment due to client delays.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.

•
Legacy Workflow Fees revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. This revenue is declining quarter over quarter due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Legacy Workflow Fees transactions decreased to $44,170 for the three months ended September 30, 2019, compared to $48,409 for same period in 2018. With the addition of TapInfluence and its SaaS revenue model and our modifications to IZEAx, which now allows marketers to purchase custom content, in addition to sponsored posts, we have shifted our focus away from this platform and its content generated primarily for newspapers and traditional publishers, and expect Legacy Workflow Fees revenue to continue to decline going forward.

•
Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence, platforms on a SaaS basis to distribute content for marketing and influencer marketing campaigns. Revenue from Marketplace Spend Fees decreased by $112,731 for the three months ended September 30, 2019 when compared with the same period of 2018, primarily as a result of slow adoption of TapInfluence clients migrating into IZEAx and churned clients. Revenue from Marketplace Spend Fees represents our net margins received on this business.

•
License Fees revenue are generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased during the three months ended September 30, 2019 to $505,634, primarily as a result of the merger with TapInfluence, compared to $485,651 in the same period of the prior year.

Other revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. These fees did not have a significant effect on our revenue for the three months ended September 30, 2019 or 2018.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2019 decreased by $493,179, or approximately 21%, compared to the same period in 2018 due to lower revenue in the current period. Cost of revenue as a percentage of revenue increased from 41.5% in 2018 to 43.2% in 2019, due to an decrease of approximately $97,000 in our higher margin SaaS license revenue, which is recognized on a net basis.

Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2019 decreased by $56,170, or approximately 4%, compared to the same period in 2018 due to an increase in billboard advertising efforts in cities and airports, offset by a significantly smaller sales organization which has reduced expenses to be reclassified out of general and administrative expense and into sales and marketing expense. Our average number of sales and marketing personnel, excluding support personnel, declined by 29% for the three months ended September 30, 2019 when compared with 2018.

General and Administrative
     General and administrative expense for the three months ended September 30, 2019 decreased by $947,852, or approximately 35%, compared to the same period in 2018. General and administrative expenses were impacted most notably by decreases in payroll due to lower head count of predominantly sales staff of approximately $362,000, a decrease in professional services of $500,000 due to expenses accrued in 2018 for a class action lawsuit, a decrease in non-cash operating expenses of $621,000 due to a gain on liability settlement, offset by an increase in other operating expenses of $216,000 due to lower expense capitalization in the current year.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2019 increased by $62,420, or approximately 17%, compared to the same period in 2018.
Depreciation expense on property and equipment was $25,391 and $55,034 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.
Amortization expense was $407,703 and $315,639 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $46,500 and $46,500 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to internal use software development costs was $110,073 and $73,622 for the three months ended September 30, 2019 and 2018, respectively.

Other (Expense) Income
Interest expense decreased by $62,718 to $27,734 during the three months ended September 30, 2019 compared to the same period in 2018 due primarily to lower average amounts outstanding on our credit facility in 2019.
    The $32,150 increase in other income during the three months ended September 30, 2019 when compared to 2018 is primarily attributable to interest income on our invested cash balances.

Net Loss
Net loss for the three months ended September 30, 2019 was $1,173,035, a $159,794 decrease in the net loss of $1,332,829 for the same period in 2018. The decrease in net loss was impacted primarily by the factors discussed previously.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$13,128,706	$13,798,342	$(669,636)	(5)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	5,821,237	6,490,906	(669,669)	(10)%
Sales and marketing	4,238,074	5,065,457	(827,383)	(16)%
General and administrative	6,596,485	6,285,810	310,675	5%
Depreciation and amortization	1,317,423	846,820	470,603	56%
Total costs and expenses	17,973,219	18,688,993	(715,774)	(4)%
Loss from operations	(4,844,513)	(4,890,651)	46,138	(1)%
Other income (expense):
Interest expense	(242,935)	(147,166)	(95,769)	65%
Change in fair value of derivatives, net	—	(11,794)	11,794	(100)%
Other income, net	91,447	23,907	67,540	283%
Total other income (expense), net	(151,488)	(135,053)	(16,435)	12%
Net loss	$(4,996,001)	$(5,025,704)	$29,703	(1)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Nine Months Ended September 30,
	2019		2018		$ Change	% Change
Managed Services Revenue	$10,416,912	79%	$12,660,949	92%	$(2,244,037)	(18)%

Legacy Workflow Fees	135,791	1%	164,994	1%	(29,203)	(18)%
Marketplace Spend Fees	955,328	7%	388,492	3%	566,836	146%
License Fees	1,545,222	12%	538,262	4%	1,006,960	187%
SaaS Services Revenue	2,636,341	20%	1,091,748	8%	1,544,593	141%

Other Revenue	75,453	1%	45,645	—%	29,808	65%
Total Revenue	$13,128,706	100%	$13,798,342	100%	$(669,636)	(5)%
Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our July 2018 merger with TapInfluence provided a springboard for SaaS Services and an immediate increase of market share in the Marketplace Spend Fees and License Fees on SaaS Services.
Managed Services revenue decreased 18% from the same period in 2018, due to a significant decrease in our front-line sales personnel, however revenue increased slightly per person.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.

•
Legacy Workflow Fees revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. This revenue is declining quarter over quarter due to the ongoing consolidation and cutbacks in the newspaper industry. Revenue from Legacy Workflow Fees transactions decreased to $135,791 for the nine months ended September 30, 2019, compared to $164,994 for same period in 2018. With the addition of

TapInfluence and its SaaS revenue model and our modifications to IZEAx which now allows marketers to purchase custom content, in addition to sponsored posts, we have shifted our focus away from this platform and its content generated primarily for newspapers and traditional publishers, and expect Legacy Workflow Fees revenue to continue to decline going forward.

•
Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence, platforms on a SaaS basis to distribute content for marketing and influencer marketing campaigns. We increased our revenue from Marketplace Spend Fees by $566,836 for the nine months ended September 30, 2019 when compared with the same period of 2018, primarily as a result of our merger with TapInfluence as well as an increased investment in SaaS sales efforts. Revenue from Marketplace Spend Fees represents our net margins received on this business.

•
License Fees revenue are generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased during the nine months ended September 30, 2019 to $1,545,222, primarily as a result of the merger with TapInfluence as well as an increased investment in SaaS sales efforts, compared to $538,262 in the same period of the prior year.

Other revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. These fees did not have a significant effect on our revenue for the nine months ended September 30, 2019 or 2018.

Cost of Revenue
Cost of revenue for the nine months ended September 30, 2019 decreased by $669,669, or approximately 10%, compared to the same period in 2018. Cost of revenue as a percentage of revenue improved from 47% in 2018 to 44% in 2019, due to an increase of approximately $1,545,000 in our higher margin revenue from SaaS Services, which is recognized on a net basis.

Sales and Marketing
Sales and marketing expense for the nine months ended September 30, 2019 decreased by $827,383, or approximately 16%, compared to the same period in 2018. Our average number of sales and marketing personnel, excluding support personnel, declined by 28% for the nine months ended September 30, 2019 when compared with 2018 which, along with the decrease in variable compensation linked with sales performance, contributed to a reduction in sales and marketing payroll and personnel related expenses.

General and Administrative
     General and administrative expense for the nine months ended September 30, 2019 increased by $310,675, or approximately 5%, compared to the same period in 2018. General and administrative expense for the nine months ended September 30, 2019 included a loss on the settlement of acquisition costs payable of $602,411 associated with our January and July 2019 payment related to the acquisition of TapInfluence and our July 2019 payment related to the acquisition of ZenContent. General and administrative expense for the nine months ended September 30, 2019 was reduced by a gain of $703,450 on the adjustment of acquisition costs to fair value. Adjusting for these discrete items, general and administrative expense for the nine months ended September 30, 2019 increased by $203,412, or approximately 3% compared to the same period in 2018. General and administrative expenses were impacted most notably by increased personnel related costs for our administrative and development functions of approximately $421,000, decreased professional services spend of approximately $86,000, and an increase in software licensing and hosting fees of approximately $198,000, primarily related to TapInfluence platform hosting costs.

Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2019 increased by $470,603, or approximately 56%, compared to the same period in 2018.

Depreciation and amortization expense on property and equipment was $99,814 and $167,900 for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.

Amortization expense was $1,217,609 and $678,920 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $99,500 and $99,500 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense related to internal use software development costs was $274,166 and $220,866 for the nine months ended September 30, 2019 and 2018, respectively.

Other (Expense) Income
Interest expense increased by $95,769 to $242,935 during the nine months ended September 30, 2019 compared to the same period in 2018 due primarily to higher interest rates and higher average amounts outstanding on our credit facility in 2019, and interest incurred related to our acquisition costs payable.

We recorded $11,794 resulting from the change in the fair value of restricted stock for the nine months ended September 30, 2018 with no comparable amount for the same period in 2019.

The $67,540 increase in other income during the nine months ended September 30, 2019 when compared to the same period in 2018 results from a combination of net currency exchange gains related to our Canadian transactions, and interest earned on our invested cash subsequent to our May 2019 equity offering.

Net Loss
Net loss for the nine months ended September 30, 2019 was $4,996,001, a $29,703 decrease in the net loss of $5,025,704 for the same period in 2018. The decrease in net loss was impacted primarily by the factors discussed previously.

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

Gross Billings by Revenue Stream
Company management evaluates its operations and makes strategic decisions based, in part, on gross billings from its two primary types of revenue, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts earned from our customers for the services we performed, or the amounts billed to our customers for their self-service purchase of goods and services on our platforms. Gross billings are the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the United States (“GAAP”) reporting purposes.

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

The following table sets forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended September 30,
	2019		2018		$ Change	% Change
Managed Services Revenue	$3,558,109	53%	$4,859,434	53%	$(1,301,325)	(27)%

Legacy Workflow Fees	609,375	9%	673,065	7%	(63,690)	(9)%
Marketplace Spend Fees	1,942,995	29%	3,191,484	35%	(1,248,489)	(39)%
License Fees	505,634	8%	485,651	5%	19,983	4%
SaaS Services Gross Billings	3,058,004	46%	4,350,200	47%	(1,292,196)	(30)%

Other Revenue	37,136	1%	8,679	—%	28,457	328%
Total Gross Billings	$6,653,249	100%	$9,218,313	100%	$(2,565,064)	(28)%

	Nine Months Ended September 30,
	2019		2018		$ Change	% Change
Managed Services Revenue	$10,416,912	49%	$12,660,949	67%	$(2,244,037)	(18)%

Legacy Workflow Fees	1,871,056	9%	2,335,834	13%	(464,778)	(20)%
Marketplace Spend Fees	7,199,141	34%	3,249,527	17%	3,949,614	122%
License Fees	1,545,222	7%	538,262	3%	1,006,960	187%
SaaS Services Gross Billings	10,615,419	50%	6,123,623	33%	4,491,796	73%

Other Revenue	75,453	—%	45,645	—%	29,808	65%
Total Gross Billings	$21,107,784	100%	$18,830,217	100%	$2,277,567	12%
Gross billings for our SaaS Services revenue were $3,058,004 for the three months ended September 30, 2019, a decrease of $1,292,196 compared to the same period in 2018. For the nine months ended September 30, 2019, our gross billings for SaaS Services revenue were $10,615,419, an increase of $4,491,796 compared to the same period in 2018. The decrease in SaaS Services revenue for the three months ended September 30, 2019 is attributable to a decrease in the sales team compared to the same period in 2018. The increase in SaaS Services revenue for the nine months ended September 30, 2019 compared to the same period in 2018, was primarily due to the addition of TapInfluence in July 2018. We expect our merger with TapInfluence to have a continuing positive impact on our future gross billings with respect to our SaaS Services revenue as we build on the significant marketer base obtained from the merger, offset by the phasing out of our Legacy Workflow activity.
The following table sets forth a reconciliation from the GAAP measurement of revenue to our non-GAAP financial measure of gross billings stated above and the percentage change between the periods:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$4,411,086	$5,780,941	$(1,369,855)	(24)%
Plus payments made to third-party creators (1)	2,242,163	3,437,372	(1,195,209)	(35)%
Gross billings	$6,653,249	$9,218,313	$(2,565,064)	(28)%

(1)	Payments made to third-party creators for the Legacy Workflow and Marketplace Spend components of our revenue reported on a net basis for GAAP.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$13,128,706	$13,798,342	$(669,636)	(5)%
Plus payments made to third-party creators (1)	7,979,078	5,031,875	2,947,203	59%
Gross billings	$21,107,784	$18,830,217	$2,277,567	12%

(1)	Payments made to third-party creators for the Legacy Workflow and Marketplace Spend components of our revenue reported on a net basis for GAAP.

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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(1,173,035)	$(1,332,829)	$(4,996,001)	$(5,025,704)
Non-cash stock-based compensation	179,866	118,410	498,071	468,042
Non-cash stock issued for payment of services	37,509	31,244	112,504	93,734
Change in fair value of derivatives	—	—	—	11,794
Gain on settlement of acquisition costs payable	(793,850)	(84,938)	(602,411)	(84,938)
Increase (decrease) in value of acquisition costs payable	889	6,084	6,222	(618,512)
Legal expense accrual	—	500,000	—	500,000
Interest expense	27,734	90,452	242,935	147,166
Depreciation and amortization	433,094	370,674	1,317,423	846,820
Other non-cash items	31,998	6,642	23,903	5,242
Adjusted EBITDA	$(1,255,795)	$(294,261)	$(3,397,354)	$(3,656,356)

Revenue	$4,411,086	$5,780,941	$13,128,706	$13,798,342
Adjusted EBITDA as a % of Revenue	(28)%	(5)%	(26)%	(26)%

Liquidity and Capital Resources
 We had cash and cash equivalents of $6,808,553 as of September 30, 2019 as compared to $1,968,403 as of December 31, 2018, an increase of $4,840,150 primarily due to net proceeds received from our public securities offering in May 2019. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $58,090,650 as of September 30, 2019. To date, we have financed our operations through internally generated revenue from operations, the sale of our equity securities and borrowings under our secured credit facility.

	Nine Months Ended September 30,
	2019	2018
Net cash (used for)/provided by:
Operating activities	$(2,281,371)	$(4,157,786)
Investing activities	(582,434)	(638,655)
Financing activities	7,703,955	4,754,320
Net increase/(decrease) in cash and cash equivalents	$4,840,150	$(42,121)
Cash used for operating activities was $2,281,371 during the nine months ended September 30, 2019 and is the net result of our net loss not being fully offset by the net conversion of working capital into cash. Net cash used for investing activities was $582,434 during the nine months ended September 30, 2019 primarily due to the payment of $499,363 related to the development of our proprietary software and purchases of $83,910 for updated computer equipment. Net cash provided by financing activities during the nine months ended September 30, 2019 was $7,703,955 which consisted primarily of net proceeds received from our public securities offering in May 2019, offset by net repayments on our secured credit facility of $1,526,288.

Secured Credit Facility
We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA’s merger with TapInfluence, we entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. As of September 30, 2019,we had $0 outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $3,598,127 under the agreement as of September 30, 2019.

Public Offering
On May 10, 2019, the Company closed on its underwritten registered public offering of 14,285,714 shares of common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $10.0 million. The net proceeds to the Company were approximately $9.23 million.
In July 2018, and September 2018, we completed two separate underwritten public offerings for the sale of 3,556,000 and 1,407,333 shares of our common stock at a public offering price of $1.00 and $1.50 per share, respectively. The net proceeds for all shares sold by us in the public offerings were approximately $4.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

Acquisition Obligations
ZenContent, Inc.
On July 31, 2016, we entered into a Stock Purchase Agreement (the “ZenContent Stock Purchase Agreement”) with ZenContent, Inc. (“ZenContent”), pursuant to which we purchased all of the outstanding shares of capital stock of ZenContent.
On July 31, 2019, we made the third and final annual installment payment under the ZenContent Stock Purchase Agreement of 447,489 shares of our common stock valued at $222,223 or $0.4966 per share, using a thirty (30) trading day volume-weighted average closing price (the “30-day VWAP”) as recorded by the Nasdaq Capital Market prior to the issuance date. We recognized a gain of $41,259 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.4044 on the settlement date and the 30-day VWAP.

In July 2018, pursuant to an amendment to the ZenContent Stock Purchase Agreement, the parties agreed to fix the amount payable for any further contingent performance payments at $90,000, of which $45,000 was paid in cash on November 1, 2018, and $45,000 was paid in cash on November 1, 2019. The payment on November 1, 2019 was paid in cash and relieved the acquisition cost payable balance of $44,805 as of September 30, 2019.
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
On July 26, 2019, we paid the second and final installment through the issuance to the former shareholders of TapInfluence of 6,908,251 shares of its common stock valued at $3,500,000, or $0.50664 per share, using the 30-day VWAP as required by the Merger Agreement. The Company recognized a gain of $752,591 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.3977 on the settlement date and the 30-day VWAP.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
During the nine months ended September 30, 2019, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2019.

Recent Accounting Pronouncements
     See Note 1. “Company and Summary of Significant Accounting Policies,” under Part 1, Item 1 of this Quarterly Report for information on recent pronouncements.

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

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Given that the remediation of material weakness outlined below has not been validated and tested, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of September 30, 2019.
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
Because the remediation plans associated with this material weakness are still in process of being verified and tested, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2019, the Company will utilize a third-party technical experts to assist with tax-related accounting and reporting requirements on an ongoing basis where needed. In addition, the Company has continued to work with a third-party software provider to provide an automated solution for the back-office administration and accounting for the Company’s stock-based compensation programs. Management believes that both of these changes are improving the effectiveness of the Company’s internal control over financial reporting. As a smaller reporting company, our Chief Financial Officer plays a critical role in our control environment, both at the entity level and at the transactional level. During the quarter ended September 30, 2019, our former Chief Financial Officer left the Company and we hired a new Chief Financial Officer. Aside from these three items, there were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a description of our material legal proceedings, please refer to Note 6. “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.
We have significant goodwill of approximately $8.3 million. We assess the potential impairment of goodwill and our finite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2019, we evaluated whether any triggering events for goodwill were deemed to be more likely than not and determined that as of September 30, 2019 they were not. The triggering event in question related to the reduction of the Company’s market capitalization below the Company’s carrying value. As a result, the Company performed an interim valuation and determined that the fair value of the Company exceeded the carrying value. Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.
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
On August 28, 2019, the United States District Court for the Central District of California entered an order preliminarily approving a stipulation of settlement filed on March 6, 2019 (the "Settlement") that contained settlement terms as agreed upon by parties to the Stuart and Emond shareholder derivative lawsuits described above. The terms of the Settlement include IZEA’s directing its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Stuart and Emond lawsuits and IZEA’s enacting certain governance reforms. A hearing on final approval of the Settlement will be held on December 16, 2019 at 8:30 a.m., Los Angeles time. Pursuant to the terms of the Settlement, final approval of the Settlement by the United States District Court for the Central District of California will result in the dismissal with prejudice of both the Stuart and Emond lawsuits.
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

10.1
Employment Agreement between IZEA Worldwide, Inc. and Justin Andrews effective September 17, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2019).

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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended September 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) Notes to the Unaudited Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

November 14, 2019	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2019	By:	/s/ Justin Andrews
Justin Andrews Chief Financial Officer (Principal Financial and Accounting Officer)