Form 10-K
period 2019-12-31
IZEA Worldwide, Inc.
filed 2020-03-30
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was $12,915,988 based on the closing bid price of the registrant's common stock of $0.5125 per share on June 28, 2019 (the last trading day prior to the end of the registrant's most recently completed second fiscal quarter). All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

 As of March 27, 2020, there were 35,077,660 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Annual Report on Form 10-K for the fiscal year ended December 31, 2019

i

PART I

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:

•	our ability to raise additional funding needed to fund our business operation in the future;

•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to regain compliance with the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to protect our intellectual property;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	results of any present or future arbitration or litigation;

•	competition in the industry;

•	variability of operating results;

•	our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	accuracy of tracking the number of user accounts;

•	our development and introduction of new products and services;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services;

•	marketing and other business development initiatives;

•	general government regulation;

•	economic conditions, including as a result of health and safety concerns;

•	dependence on key personnel;

•	the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•	and the other risks and uncertainties described in the Risk Factors section of this Annual Report.

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
Our Business

IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). The legal entity of ZenContent was dissolved in December 2017 and Ebyline was dissolved in December 2019 after all assets and transactions were transferred to IZEA. In March 2016, we formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada, to operate as a sales and support office for IZEA's Canadian customers. On July 26, 2018, we merged with TapInfluence, Inc. (“TapInfluence”) pursuant to the terms of an Agreement and Plan of Merger dated as of July 11, 2018 and amended July 20, 2018.

Effective August 20, 2018, we changed our name from IZEA, Inc. to IZEA Worldwide, Inc. Our Company is headquartered near Orlando, Florida with additional offices in California, Colorado, Illinois, and Canada.

We create and operate online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as bloggers and tweeters (“creators”). The creators are compensated by us for producing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics and payment processing.

Marketers engage us to gain access to our industry expertise, technology, data, analytics, and network of creators. The majority of the marketers engage us to perform these services on their behalf, but they also have the ability to use our marketplaces on a self-service basis by licensing our technology. Our technology is used for two primary purposes: the engagement of creators for influencer marketing campaigns and the engagement of creators to create stand-alone custom content for the marketers' own use and distribution.

Influencer Marketing. We work with marketers to enable influencer marketing campaigns at scale. A subset of influencer marketing known as “Sponsored Social” is when a company compensates creators to share sponsored content with the creators’ social network followings. This sponsored content is included within the body of the content stream. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost. We have focused on scaling our product and service offerings ever since, including by acquiring TapInfluence in July 2018.

Custom Content. We also work with marketers to augment or replace their content development efforts. Our network of creators produces editorial and marketing content that can be published both online and offline. Our network of creators includes professional journalists, subject matter experts, bloggers and everyday content creators, allowing our customers to produce content ranging from complex white papers to simple product descriptions. Many of our content customers use this service to create a steady stream of posts for their corporate blogs. We first began offering custom content services in 2015 after our acquisition of Ebyline, a leading marketplace in the editorial content space, and continued to expand this offering with our acquisition of ZenContent in July 2016, a company that predominantly focused on e-commerce-related asset creation.

Our Platforms
The IZEA Exchange. The IZEA Exchange (“IZEAx”) is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through our creators’ personal websites, blogs, and social media channels, including among others, Twitter, Facebook, and Instagram. We extensively use this platform to manage influencer marketing campaigns on behalf of our marketers. This platform is also available directly to our marketers as a self-service tool and as a licensed white label product. IZEAx was engineered from the ground-up to replace all of our previous platforms with an integrated offering that is improved and more efficient. For influencer marketing campaigns, IZEAx provides integrated mechanisms for Federal Trade Commission (“FTC”) legal compliance. In particular, the integrated FTC compliance framework requires creators to provide disclosure to their followers with respect to the sponsored nature of the content and allows marketers to review the content for FTC compliance.
Ebyline. In January 2015, we acquired Ebyline and its technology platform that was created to source and compensate creators specifically for the creation and delivery of professional editorial content. Ebyline was originally designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs and to handle their content workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. We have been incorporating certain functions of this platform into IZEAx in order to have one consolidated platform in the future and by December 2019, we migrated all remaining customers into our IZEAx platform and dissolved the Ebyline entity.

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

TapInfluence. In July 2018, we acquired TapInfluence and its technology platform. TapInfluence markets and sells software-as-a-service “SaaS” software that is complementary to IZEA’s existing influencer marketing products and services. We have been incorporating certain functions of this platform into IZEAx and improved influencer discovery and content workflow in order to have one consolidated platform in the future. Throughout 2019, we migrated the users of this platform over to IZEAx and we have discontinued use of this platform in March 2020.

IZEAx, Ebyline, ZenContent and TapInfluence were designed with the same purpose: to streamline transactions between our internal campaign fulfillment team, marketers and creators. We utilized these proprietary technologies to create efficiencies and economies of scale for all parties. The knowledge base and technology from these platforms provide marketers with access to a large network of creators along with complete workflow management, content control, payment processing and related performance tracking.
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
Industry Background and Trends

When IZEA first launched PayPerPost in 2006, the concept of a brand paying bloggers to create sponsored content on their blogs was highly controversial among both marketers and content creators. The idea was introduced at a time when there were no ads on Facebook, YouTube or Twitter, and social media was largely void of corporate marketing messages. Over the past fourteen years, the landscape has dramatically changed. Today, strategic engagement in the social-sphere are the table stakes for modern brands - largely in part to changes in consumer behavior and the large-scale adoption of social media platforms. Similarly, those same companies are now producing custom marketing content for their social channels and embracing influencer marketing as a means to reach their customers.
While industry research indicates that brand spending on influencer and content marketing has grown dramatically in the last several years, the business processes and practices have not evolved in a meaningful way for the majority of buyers and sellers. The markets that we operate in are highly fragmented, highly competitive, and are largely limited by the current inefficiencies inherent in our space. Most marketers have been forced to utilize a variety of execution partners and manual processes to navigate the complicated landscape, often resulting in low returns on their time investment or worse-yet, questionable results. We believe this is largely due to marketers and creators lacking an efficient way to identify and engage each other in a marketplace of scale.
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
Best in class technology. Based on our focused research and knowledge of our space, we believe that the feature set in IZEAx is among the most comprehensive influencer marketing platform for enterprise users. While our industry is challenged by multiple competitive claims and vaporware, we have developed a complete, enterprise-grade solution for those seeking to execute large scale influencer marketing campaigns from beginning to end.
Experienced management team, board of directors, and strategic advisors. Our management team includes not only a highly experienced team of entrepreneurs and executives from the digital media, technology and entertainment industries, but also outstanding board members who are experts in their respective fields. See Item 10 under Part III of this Annual Report for details.
Our Growth Strategy
After nearly fourteen years of working in and developing the influencer and content marketing categories, we believe our business model is market-tested and our industry is established. Our development efforts have included assembling a diverse and experienced senior management team and engineering team, launching and optimizing our proprietary marketplaces, developing a cross-platform sales force and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
Software + Service. IZEA’s flexible client engagement model is designed to appeal to both agency and brand customers with various need states. We are able to structure content and influencer marketing programs that align with the goals, resources, and profile of our customers. IZEA clients are able to license our software to run their own programs, hire our team for fully outsourced managed services, or engage us in a hybrid model which combines access to our software with collaborative execution.

Product development. Since 2009, we have invested over $24.1 million in engineering resources and product development, creating a meaningful competitive moat of features and functionality in our platform. We continue to recruit additional engineering and product innovation team members to enhance IZEAx and to develop new technology ideas within this platform that complement our mission as a company. In addition to ongoing development of our core IZEAx platform, we have begun development on complementary software services that leverage IZEAx technologies while simultaneously enhancing the value of IZEAx. In late 2019, we released the beta version of BrandGraph, our social media insight platform. In 2020, we intend to release Shake, which will allow marketers and brands to transact in a new way. Both of these services make use of IZEA’s existing customer base of marketers and creators in order to develop new revenue streams.

Large network of users. IZEA is a driving force in the broader “creator economy,” allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity and influence through our platform. As of December 31, 2019, we had more than 885,000 user accounts in IZEAx. These accounts have connections to over 986,000 social media accounts with an approximate aggregate reach to 8.5 billion non-unique fans and followers of IZEAx creators. Our total number of user accounts may be higher than the number of our actual individual creators because some creators may have created multiple user accounts.
Creators are able to join our platforms for free, but they may also choose to pay to upgrade their accounts to enable additional services and benefits. These individuals are compensated by us for producing content for our market clients or distributing such content on behalf of brands through their personal websites, blogs, and social media channels. We continually seek for ways to increase the ability for our creators to generate revenue. As such, we implemented the ability for them to earn referral fees, for a period of time, based on revenue generated by other creators they refer into IZEAx.

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

Self-Service.  Customers in need of influencer discovery software can license our technology by signing up directly with a credit card on the IZEA website.

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

Customers and Revenue

We generate revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there will no longer be any revenue generated from the Legacy Workflow Fees and all future revenue will be reported as Marketplace Spend Fees.

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under Part II, Item 7 and in “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other are reported on a gross basis. We further categorize these sources into three primary groups: (1) Managed Services (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees, and (3) Other.

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

We generate the majority of our revenue from our Managed Services customers. Managed Services accounted for approximately 81% and 88% of our revenue during the twelve months ended December 31, 2019 and 2018, respectively. SaaS Services accounted for approximately 18% and 12% of our revenue during the twelve months ended December 31, 2019 and 2018, respectively. Other Revenue accounted for less than 1% of our revenue during each of the twelve months ended December 31, 2019 and 2018.

Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue. See “Note 1. Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for more information as it relates to our revenue recognition policies.

Our customers are predominantly located in the United States and Canada. We had no customer that accounted for more than 10% of our revenue during the twelve months ended December 31, 2019 or 2018. Revenue from our Canadian customers accounted for approximately $1.6 million (8%) and $2 million (10%) of our revenues during the twelve months ended December 31, 2019 and 2018, respectively.

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

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. One of our core strengths is our knowledge of and experience in launching and operating scalable content and influencer marketing marketplaces. Our product development expenses include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our development team along with hosting and software subscription costs. These costs were approximately $4.2 million and $3.0 million, for the years ended December 31, 2019 and 2018, respectively, and are included in general and administrative expense.

We launched IZEAx in March 2014 and unveiled our latest version 3.0 of the platform in April 2019. We continue to add new features and additional functionality to this platform each year. These new features will enable our platform to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating and direct payments for our SaaS customers. We incurred and capitalized software development costs of $590,549 and $755,164 in our balance sheet during the years ended December 31, 2019 and 2018, respectively.
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

As of December 31, 2019, we owned 34 domestic trademark registrations in the United States, 14 foreign registrations on the International Register, and had 4 total pending applications (3 in the United States and 1 foreign). During the twelve months ended December 31, 2019, we abandoned 1 inactive U.S. trademark. As of December 31, 2019, we also owned approximately 314 domain names related to the various aspects of IZEA’s products and services.

We actively protect our intellectual property rights but have encountered challenges following the decisions in Alice Corp. v. CLS Bank International, 573 U.S.208, 134 S. Ct. 2347 (2014) and Intellectual Ventures I LLC vs. Symantec Corp. (Fed. Cir. 2016), which changed the patent environment for software-based applications. As a result, given the difficulty in overcoming U.S. Patent and Trademark Office rejections of certain of our pending patent applications, management has decided not to actively pursue, at this time, patent protection for our software-based applications. We met with similar resistance in seeking patent protection for our software-based applications internationally. However, we retain our pending foreign patent application in Brazil.

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

We are subject to a variety of federal, state and international laws and regulations governing privacy, information security and data protection laws (“Privacy Laws”). Legislators and/or regulators in countries in which we operate are increasingly adopting or revising Privacy Laws. All U.S. states have passed data breach notification laws and others have adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. In particular, California passed a broad-reaching consumer privacy law in June 2018.
The U.S. Congress also is considering implementation of a national Privacy Law. Outside the U.S., the EU’s General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, has extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater). In 2018, Brazil passed a law similar to GDPR and other countries are considering similar laws.Enforcement of Privacy Laws also has increased over the past few years.Accordingly, new and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information and some of our current or planned business activities. Furthermore, the U.S. Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that contain materials that infringe copyrights or other intellectual property rights of third parties, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We, as an e-commerce service provider, are subject to Section 5 of the Federal Trade Commission Act of 1914 (the “FTC Act”), which prohibits unfair or deceptive acts or practices, including advertising and marketing on the Internet. At the state level, a majority of states have consumer protection laws similar to the FTC Act that also prohibit unfair and deceptive business practices. In certain cases, we are retained by marketers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. In addition to those requirements, the marketers, creators, and agencies that use our platforms are subject to specific guidance and regulations regarding online advertising, such as the Dot Com Disclosures - Information about Online Advertising, issued by the Federal Trade Commission (the “FTC”), the FTC’s Enforcement Policy Statement on Deceptively Formatted Advertisements, issued in 2015, and the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Endorsement Guide) which were adopted in 2009, updated and reissued by the FTC in 2013, and further clarified in 2015 and are regularly enforced. The Endorsement Guide, for example, significantly extends the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging, posting on Instagram, tweeting, and other online posting of sponsored advertisements by a creator. In particular, the Endorsement Guide provides that creators must always clearly and conspicuously disclose the material connection between the creator and the marketer, such as if they received consideration for blogging or posting about a particular product, service, brand or the like, whether the consideration comprises something tangible (i.e. cash, discounts, objects that are provided to them at no cost, even for testing purposes) or intangible (such as accolades and more prominent future blogging or posting opportunities). In addition, the creator must not make claims about the product or service he or she is discussing that go beyond what the marketer could say about the product or service. The Endorsement Guide further provides that the marketer should ensure that creators speaking on its behalf are provided guidance and training needed to ensure their claims, statements and representations are truthful, transparent and properly substantiated, and monitor the activities of creators speaking on its behalf. If a creator, blogger, agency or marketer should fail to comply with the Dot Com Disclosures, the Endorsement Guide or any other FTC rule, regulation or policy, which may be manifest by making deceptive, misleading or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise, then various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability as a result of such non-compliance. In the event it was found that we (or one of our marketer customers) failed to comply with the FTC Act or state consumer protection laws, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease certain aspects of our operations. Other countries, such as Canada and EU member states, also have laws, regulations and rules that mirror the FTC Endorsement Guide and similar consumer protection laws and guidance.

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

Mandatory Disclosure. We mandate disclosure of the sponsored relationship between the marketer and creator. By default, a sponsorship cannot be published through the platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, a creator is required to select one of a number of disclosure phrases such as “sponsored,” “advertisement” or “ad” prior to the publication of a tweet or a post. Other social sponsorship forms may be monitored through a Disclosure Audit tool that monitors posts on an ongoing basis to make sure they continue to include disclosure after the initial posts are approved. Failure to disclose the sponsored relationship is a violation of our terms of service, which may result in the withholding of payment for the sponsorship and the creator being removed from our network.

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

Employees

As of December 31, 2019, we had a total of 122 employees, of which 117 were full-time employees, including 51 in sales and marketing, 23 in campaign fulfillment, 31 in technology and development and 12 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

Available Information

IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. Effective August 20, 2018, we changed our name from IZEA, Inc. to IZEA Worldwide, Inc.

Our executive offices are located at 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789 and our telephone number is (407) 674-6911.  We maintain a corporate website at https://izea.com.  Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investors section of our website, or through https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2019 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to our Business and Industry

We have a history of annual net losses, expect future losses and cannot assure you that we will achieve profitability. We will need to raise additional capital if we are going to continue as a going concern.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $60,384,769 as of December 31, 2019.For the twelve months ended December 31, 2019, we had a net loss of $7,290,120, including a $7,167,704 loss from operations.  We have not achieved profitability and cannot be certain that we will be able to maintain these growth rates or realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We will require additional capital in the near term to continue as a going concern to proceed with our business plan and to meet our growth and profitability targets. We believe that cash on hand at December 31, 2019 and other potential sources of cash, including revenues we may generate and additional borrowings on our secured credit facility, will be sufficient to fund our current operations for the next twelve months. However, if we do not increase our borrowing levels or otherwise raise additional capital in the next several months, we will need to significantly slow or pause our development activities until we raise additional funds.

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) as a global pandemic and recommended containment and mitigation measures worldwide. As the spread continues throughout the United States, we have directed all of our staff to work from home effective March 16, 2020. All of our business operations and ability to support our customers is fully functional while our employees are working from remote locations. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact.

Our business relies heavily on people, and adverse events such as health-related concerns experienced by our employees, the inability to travel and other matters affecting the general work environment will impact our business near term. We cannot fully quantify the impact to our business operations as a result of COVID-19 at this time. We may lose the services of a number of our employees or experience system interruptions, which could lead to diminishment of our regular business operations, inefficiencies and reputational harm. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

The outbreak and attempts to slow the spread of COVID-19 have resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of additional risks to our business, including weakened demand from our customers and delays in client payments. Given the current conditions, we may not have the ability to raise additional capital from the financial markets if additional capital is needed to sustain us for extended periods of lost revenue. If we are unable to obtain such additional financing on a timely basis or generate sufficient revenues from operations, we may have to curtail our activities, reduce expenses, and/or sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

We identified a material weakness in our internal control over financial reporting in previous years and cannot assure you that additional material weaknesses will not be identified in the future.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We reported in previous annual reports that our management identified a material weakness relating to an error in the presentation of revenues and classification of expenses in certain financial statements issued in prior years. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although our management has determined that the remediation of this material weakness has been completed and that our internal control over financial reporting was effective as of December 31, 2019, given the complexity of accounting rules and recent turnover of our principal financial officer position, we may in the future identify additional significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We make numerous estimates or judgments relating to our critical accounting policies and these estimates create complexity in our accounting. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could change from investor expectations, which could cause our stock price to fall.

We are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in conformity with generally accepted accounting principles in the United States, or GAAP. Such estimates and assumptions include, but are not limited to, judgments related to revenue recognition, stock based compensation, credit risk, and values surrounding software development, intangible assets and goodwill, and their economic useful lives.

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

We have significant goodwill of approximately $8.3 million. We assess the potential impairment of goodwill and our finite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2019, we identified a triggering event due to the reduction of our market capitalization below our carrying value as a result of the decline in our stock price. We then performed an interim valuation and determined that the fair value of the Company exceeded the carrying value. Therefore, we determined that goodwill was not impaired as of September 30, 2019. On October 1, 2019, the time of our annual review of goodwill and our finite-lived intangible assets, we determined that there were no material changes in assumptions from the valuation that was performed as of September 30, 2019. We further evaluated our assumptions as of December 31, 2019, to determine if there were any new triggering events from the time of our valuation on September 30, 2019 and determined that there were none. Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

We have not yet extended our monthly arrangements for flexible office space in our remote offices, nor signed a new lease for our headquarters after our current lease expires in April 2020, which could negatively impact our business.

In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 - specifically stay-at-home orders imposed by certain states and localities - we have not signed a renewal on the lease for our corporate headquarters in Winter Park, Florida, which expires in April 2020. Additionally, we plan to vacate and cancel the various co-working facilities our team members use around the country as their terms expire in the next one to six months. As a result, our management team and all of our employees will temporarily work remotely. While our employees are accustomed to working remotely or working with other remote employees and customers, and on March 13, 2020, we proactively instituted a work-from-home policy in response to COVID-19 concerns, our workforce has not previously been fully remote. Although we continue to monitor the situation and may adjust our current plans as more information and guidance become available, not doing business in-person could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business. Additionally, when we determine it prudent to end our work-from-home policy, we will need to enter into a new lease for office space and/or arrangements for the use of co-working facilities. Although we believe suitable office space will be readily available when this time comes, we may encounter difficulties or delays in finalizing the terms of such lease arrangements or in obtaining rent prices at acceptable rates.

Historically, we have not relied upon patents to protect our proprietary technology, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends upon our proprietary technology. We do not have registered patents on any of our current platforms because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary or develop similar technology independently. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark, trade secret and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others and we cannot assure you that that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

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

We were named as a defendant in a securities class action lawsuit and other shareholder derivative lawsuits. Other similar or related claims or investigations could result in substantial damages and cost and may divert management’s time and attention from our business.

We recently settled a securities class action lawsuit and two shareholder derivatives lawsuits filed against us and our management alleging violations of federal securities laws and breaches of fiduciary duties. These lawsuits have, and any other similar or related claims or investigations, could, result in the diversion of management’s time and attention away from business operations, which could harm our business and also harm our relationships with existing customers, vendors and business partners. Lawsuits may also materially damage our reputation and the value of our brand. Our legal expenses incurred in defending the lawsuits, and any other similar or related matters, could be significant, and a ruling against us, or any settlement, could have a material adverse effect on us.

There can be no assurance that any litigation to which we may become a party in the future will be resolved in our favor. Lawsuits that we may become party to are subject to inherent uncertainties, and the costs to us of defending litigation matters will depend upon many unknown factors. Any claim that is successfully decided against us may require us to pay substantial damages, including punitive damages, and other related fees. We may also determine that a settlement of one or more of the actions is in the best interest of the company and its shareholders. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are or may become a party will likely be expensive and time consuming to defend or resolve.

Intense competition in our target markets could impair our ability to grow and to achieve profitability.

The market for influencer and content marketing is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry for those that operate in a Managed Services or an agency-type model. Increased competition may result in reduced pricing for managed campaigns, reduced margins and reduced revenue as a result of lost market share. Our principal competitors include other companies that provide marketers with Internet advertising solutions and companies that offer pay per click search services.

Within the enterprise software unit of IZEA’s business (“SaaS Services”), while there is a higher technological barrier to entry, IZEA is vulnerable to new entrants with access to fresh capital and the ability to replicate upon previous research and development investments made by us. This is particularly challenging given the minimal opportunity to protect our internet-based software via patents.

We also compete with traditional advertising media, such as direct mail, television, radio, cable and print for a share of marketers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources. As a result, we may be unable to compete successfully. If we fail to compete successfully, we could lose customers and our revenue and results of operations could decline.

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

We are continuing to develop our IZEAx platform and have transitioned certain features and customers from our legacy Ebyline and TapInfluence platforms. Our updated IZEAx platform may not achieve sufficient market acceptance to be commercially viable for open marketplace or SaaS services.

In April 2019, we released version 3.0 of IZEAx, which allows marketers to make offers that require a single creator to complete multiple tasks or deliverables. Throughout the remainder of 2019, we continued to add additional features to support our SaaS partners and integrate the Ebyline and TapInfluence platform offerings for custom content services within our IZEAx platform. By the end of 2019, nearly all of the Ebyline and TapInfluence customers and creators were migrated off of those platforms and onto the IZEAx platform. We are continuing to develop our primary platform, IZEAx, and we intend to focus the majority of our engineering resources on the IZEAx platform for the foreseeable future. We are spending a significant amount of time and resources on the development of this platform, and we cannot provide any assurances of its short or long-term commercial success or growth. There is no assurance that the amount of money being allocated for the platform will be sufficient to complete it, or that such completion will result in significant revenues or profit for us.

With the merging of the two platforms into IZEAx there is a risk of decreased revenue from marketers if they do not understand the changes or do not believe that the IZEAx platform can provide them with a similar or improved service from what they received in the Ebyline or TapInfluence platforms. If our marketers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new marketers and creators.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx. Additionally, we rely on marketers who purchase direct custom content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for IZEAx may decrease. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms, of if creators stop offering their services through our platform, our operating results will be adversely affected.

Our total number of user accounts may be higher than the number of our actual individual marketers or creators and may not be representative of the number of persons who are active users.

Our total number of user accounts in the IZEAx platform may be higher than the number of our actual individual marketers and creators because some may have created multiple accounts for different purposes, including different user connections. We define a user connection as a social account or blog that has been added to IZEAx under a user account. It is possible for one user to add as many user connections as they like, and it is common for talent mangers and large publishers to add several connections under a single account. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total user connections and user accounts as our measure of the size of our user base. In addition, the number of user accounts includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms. Many users may create an account but may not actively participate in marketplace activities.

Delays in releasing enhanced versions of our products and services could adversely affect our competitive position.

As part of our strategy, we expect to periodically release enhanced versions of IZEAx and related services. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues, undesirable feature enhancements or additional desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our financial results to be adversely impacted.

We rely on third-party social media platforms to provide the mechanism necessary to deliver influencer marketing, and any change in the platform terms, costs, availability, or access to these technologies could adversely affect our business.

We rely on third-party social media platforms such as Facebook, Instagram, Twitter, and YouTube to serve as the mechanism for publishing influencer marketing to targeted audiences, in order to deliver our influencer marketing services to our customers. These platforms include technologies that provide some of the core functionality required to operate the influencer marketing portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services and reporting. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making with respect to granting us access to their social media platforms or providing us with analytical data, and any material change in the current terms, costs, availability or use of their social media platforms or analytical data could adversely affect our business.

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

Due to the global nature of social media and our services, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our creators to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over social media. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over social media. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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

We do not engage in targeted or online behavioral advertising practices, nor do we compile or use information concerning consumer behavior on an individual level, but we may do so from time to time in the aggregate and on an anonymous basis to analyze our services and offerings, and to better optimize them for improved business results.  As the practice of targeted advertising is increasingly scrutinized by both regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet, and providing them with the right to opt in or opt out of targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in the section “Business - Government Regulation” is the increased importance placed on transparency between the marketer and the consumer to ensure that consumers know the difference between “information” and “advertising” on the Internet, and are afforded the opportunity to decide how their personal information will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception of the practice of “undisclosed compensation” of social media users to endorse specific products. As described in the section “Business - Government Regulation,” we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that marketers and creators comply with the FTC's Endorsement Guide (and analogous laws and guidance in other countries) when utilizing our websites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on blogs for useful, timely and insightful information that enrich their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace. A pervasive overall negative perception caused by a failure of our own preventative measures or by others not complying with the FTC's Endorsement Guide (among the FTC's other acts, regulations and policies, and among analogous laws and guidance in other countries,) could result in reduced revenue and results of operations and higher compliance costs for us.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of personal information (“Privacy Laws”). Privacy Laws are evolving and subject to potentially differing interpretations. The European Union adopted the GDPR, which went into effect in May 2018, and requires companies to satisfy stricter requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. EU Member States also are enacting national GDPR-implementing laws that are in some cases stricter or different from GDPR.During 2018, Brazil enacted a law similar to GDPR and other countries are expanding or considering their Privacy Laws to follow suit. Complying with these new and expanded Privacy Laws will cause us to incur substantial operational costs or may require us to change our business practices. For example, noncompliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenues as well as damage to our reputation and brand. We also may find it necessary to establish systems to effectuate cross-border personal data transfers of personal information originating from the European Economic Area, Australia, Japan and other non-U.S. jurisdictions, which may involve substantial expense and distraction from other aspects of our business.

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

Creators and marketers access our services through our platforms and applications. Our reputation and ability to acquire, retain, and serve our creators and marketers are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. If our creator base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our creator base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our creators and marketers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential creators and marketers or transactions between the two groups, which could harm our operating results and financial condition.

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

We believe our future success will depend upon our ability to retain our key management, including Edward H. Murphy, our President and Chief Executive Officer, and Ryan S. Schram, our Chief Operating Officer. Mr. Murphy, who is our founder, has unique knowledge regarding the influencer marketing space, business contacts, and system design and development expertise regarding our platforms that would be difficult to replace. Mr. Schram has sales, marketing, and business development expertise that our other officers do not possess. Even though we have employment agreements in place with each of them, if Messrs. Murphy and Schram were to become unavailable to us, our operations would be adversely affected. Although we maintain “key-man” life insurance for our benefit on the lives of Mr. Murphy and Mr. Schram, this insurance may be inadequate to compensate us for the loss of our executive officers.

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

On June 13, 2019, we received a notification letter from Nasdaq informing us that for the prior 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing and we had 180 calendar days, or until December 10, 2019, to regain compliance. Our common stock had not regained compliance with the minimum bid price per share requirement as of such date. Therefore, by letter dated December 10, 2019, we requested an additional 180 days in which to regain compliance, including by effecting a reverse stock split, if necessary.

On December 11, 2019, we received notice from Nasdaq informing us that we have been granted an additional 180-day period, or until June 8, 2020, to regain compliance with the minimum bid price requirement. If at any time during this second 180-day period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days and provided we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, Nasdaq staff have stated it will provide written confirmation of compliance. If compliance cannot be demonstrated by June 8, 2020, Nasdaq staff will provide written notification that our securities will be delisted. At that time, we have the ability to appeal the staff’s determination to a hearings panel. We can give no assurance that we will regain or demonstrate compliance by June 8, 2020 or that Nasdaq would grant any request for an appeal to a hearings panel.

If we are unable to regain compliance with the minimum closing bid price requirement by June 8, 2020 or if we fail to meet any of the other continued listing requirements, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

We have raised, and may need to raise, additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. Our cash balance as of December 31, 2019 was $5,884,629. However, we expect additional financing transactions will be necessary to meet our business requirements in future years, if we do not achieve profitability.

Although revenue from our SaaS Services is increasing, we have seen a year-over-year decreases in revenue from Managed Services. The majority of this revenue results from numerous individual one-time customer orders, which we cannot predict with reasonable certainty. If our annual revenue does not increase, we may need additional financing to maintain and expand our business. Such financing may not be available on favorable terms, if at all. Any additional capital raised through the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

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

As of March 27, 2020, we had 35,077,660 shares of common stock issued, which includes 350,510 shares of unvested restricted stock, outstanding stock options to purchase 1,349,002 shares of our common stock at an average exercise price of $3.18 per share, unvested restricted stock units of 1,030,225 shares with an intrinsic value of $182,350, and outstanding warrants to purchase 12,500 shares of our common stock at an average exercise price of $10.20 per share.

As of March 27, 2020, we also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 1,268,085 shares of common stock under our May 2011 Equity Incentive Plan, 4,375 shares of common stock under our August 2011 Equity Incentive Plan, and 410,817 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant these additional shares or issue new securities, in accordance with terms defined in employment agreements or as part of additional incentive programs. The exercise, conversion or exchange by holders of stock options, restricted stock units, or warrants for shares of common stock, or the issuance of new shares of common stock for additional compensation future equity offerings will dilute the percentage ownership of our stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

Our revenues and earnings may fluctuate significantly in the future. General economic or other political conditions may cause a downturn in the market for our products or services. A future downturn in the market for our products or services could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Our future operating results may be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated marketers and creators; our ability to develop, introduce and market new products and services on a timely basis; changes in the mix of products developed, produced and sold; disputes with our marketers and creators; and general economic conditions causing a reduction in spending by our customers.  These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results. The change in our earnings or general economic conditions may cause the market price of our common stock to fluctuate.

Our stock price may be volatile.

While our shares of common stock are listed for trading on the Nasdaq Capital Market, the stock market in general, and the stock prices of technology-based companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock has historically experienced and may continue to experience significant volatility. As a result, the market price could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

•	expiration of any Rule 144 holding periods or registration of unregistered securities issued by us;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments; and

•	economic and other external factors, including effects of the coronavirus pandemic.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. We occupy this 15,500 square foot space pursuant to a sublease agreement with a term that originally expired in April 2019. In January 2019, we exercised our option to extend this lease for one additional year until April 2020. There are no additional renewal terms within the existing agreement. We also occupy flexible office space under monthly membership contracts in Los Angeles, San Francisco, Colorado, Illinois, and Toronto. We believe these facilities are adequate and suitable for our current business needs. We do not own any real property. Given the current economic environment, we are considering all our options for our headquarters after April 2020, including remote working environments and flexible leased office space.

ITEM 3 – LEGAL PROCEEDINGS

A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The plaintiffs sought to recover damages for investors under federal securities laws. The Company estimated and accrued a potential loss of $500,000 relating to its potential liability arising from the Perez lawsuit and accrued for such amount in its financial statements for the year ended December 31, 2018 included in this Annual Report.
     On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Perez class action lawsuit described above. The motion for preliminary approval of the settlement was granted on May 7, 2019. According to the terms of the settlement, as agreed upon by the parties, IZEA’s insurer deposited $800,000 into the settlement fund and the Company paid the remainder of the Company’s previously accrued insurance deductible of $400,000 into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The U.S. District Court for the Central District of California issued an order approving the settlement of the Perez class action lawsuit on September 26, 2019, which required that the lawsuit be dismissed with prejudice.

On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for IZEA. IZEA was named as a nominal defendant. The plaintiff sought to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law.

Additionally, on October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for IZEA.  IZEA was named as a nominal defendant.  An amended complaint was filed on October 31, 2018. The plaintiff sought to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, and gross mismanagement, and under federal securities laws.

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above (the “Settlement”). The Settlement terms agreed upon by the parties included that IZEA would direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Stuart and Emond lawsuits and further that IZEA would enact certain corporate governance reforms. The motion for preliminary approval of the Settlement was granted on August 28, 2019 by the United States District Court for the Central District of California. The U.S. District Court for the Central District of California issued an order on January 13, 2020, which required that the Emond lawsuit be dismissed with prejudice.  According to the terms of the Settlement, as agreed upon by the parties, following the approval of the Settlement by the U. S. District Court for the Central District of California and on or before February 26, 2020, the parties were required to seek an order from the Eighth Judicial District Court of the State of Nevada dismissing the Stuart lawsuit with prejudice. On or about March 6, 2020, the Eighth Judicial District Court of the State of Nevada issued an order dismissing the Stuart lawsuit with prejudice.

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

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our shares of common stock trade on the Nasdaq Capital Market under the symbol IZEA. As of March 30, 2020, we had approximately 189 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the section “Equity Compensation Plan Information,” under Part III, Item 11 of this Annual Report.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during the year ended December 31, 2019, there were no unregistered sales of equity securities by us during the year ended December 31, 2019.

Share Repurchase Program

On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company may repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. As of December 31, 2019, the Company had not repurchased any shares of common stock under the share repurchase program.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview
IZEA creates and operates online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as bloggers and tweeters (“creators”). Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics and payment processing.
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
Marketers engage us to gain access to our industry expertise, technology, data, analytics, and network of creators. The majority of the marketers engage us to perform these services on their behalf, but they also have the ability to use our marketplaces on a self-service basis by licensing our technology. Our technology is used for two primary purposes: the engagement of creators for influencer marketing campaigns, or the engagement of creators to create stand-alone custom content for the marketers’ own use and distribution. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.
    Our primary technology platform, The IZEA Exchange (“IZEAx”) enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. Until December 2019 when it was merged into IZEAx, we operated the Ebyline technology platform, which we acquired in January 2015. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs and to handle their content workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. In July 2016, we acquired the ZenContent technology platform to use as an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers. The TapInfluence technology platform, acquired in 2018, performed in a similar manner to IZEAx and was being utilized by the majority of the TapInfluence customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns. By the end of 2019, nearly all of the Ebyline and TapInfluence customers and creators were migrated off of those platforms and onto the IZEAx platform.

Key Components of Results of Operations

Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

Revenue

We generate revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there will no longer be any revenue generated from the Legacy Workflow Fees and all future revenue will be reported as Marketplace Spend Fees.

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under Part II, Item 7 and in “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other are reported on a gross basis. We further categorize these sources into three primary groups: (1) Managed Services (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees, and (3) Other.

Cost of Revenue

    Our cost of revenue consists of direct costs paid to our third-party creators who provide the custom content, influencer marketing or amplification services for our Managed Service customers where we report revenue on a gross basis. It also includes internal costs related to our campaign fulfillment and SaaS support departments.These costs include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to the personnel who are primarily responsible for providing support to our customers and ultimately fulfillment of our obligations under our contracts with customers. Where appropriate, we capitalize costs that were incurred with software that is developed or acquired for our revenue supporting platforms and amortize these costs over the estimated useful lives of those platforms. This amortization is separately stated under depreciation and amortization in our consolidated statements of operations.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel and miscellaneous departmental costs for our sales and sales support personnel, as well as marketing expenses such as brand marketing, public relation events, trade shows and marketing materials, and travel expenses.

General and Administrative

Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities related costs, and other corporate related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations. General and administrative expense also includes current period gains and losses on costs previously accrued related to our acquisitions.

Depreciation and Amortization

Depreciation and amortization consists primarily of amortization of our internal use software and acquired intangible assets from our business acquisitions. To a lesser extent, we also have depreciation and amortization on equipment and leasehold improvements used by our personnel. Costs are amortized or depreciated over the estimated useful lives of the associated assets.

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

Other Income (Expense). Other income consists primarily of interest income for interest earned or changes in value on our cash and cash equivalent balances and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.

Results of Operations for the Twelve Months Ended December 31, 2019 and 2018

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Twelve Months Ended December 31,
	2019	2018	$ Change	% Change
Revenue	$18,955,672	$20,099,695	$(1,144,023)	(6)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	8,521,353	9,042,155	(520,802)	(6)%
Sales and marketing	6,240,263	6,484,320	(244,057)	(4)%
General and administrative	9,611,131	8,683,911	927,220	11%
Depreciation and amortization	1,750,629	1,298,359	452,270	35%
Total costs and expenses	26,123,376	25,508,745	614,631	2%
Loss from operations	(7,167,704)	(5,409,050)	(1,758,654)	33%
Other income (expense):
Interest expense	(233,654)	(269,473)	35,819	(13)%
Change in fair value of derivatives, net	—	(11,794)	11,794	(100)%
Other income (expense), net	111,238	(28,090)	139,328	(496)%
Total other expense, net	(122,416)	(309,357)	186,941	(60)%
Net loss	$(7,290,120)	$(5,718,407)	$(1,571,713)	27%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Twelve Months Ended December 31,
	2019		2018		$ Change	% Change
Managed Services Revenue	$15,432,868	81%	$17,594,124	88%	$(2,161,256)	(12)%

Legacy Workflow Fees	156,119	1%	216,173	1%	(60,054)	(28)%
Marketplace Spend Fees	1,270,560	7%	1,080,609	5%	189,951	18%
License Fees	1,986,285	10%	1,151,242	6%	835,043	73%
SaaS Services Revenue	3,412,964	18%	2,448,024	12%	964,940	39%

Other Revenue	109,840	1%	57,547	—%	52,293	91%
Total Revenue	$18,955,672	100%	$20,099,695	100%	$(1,144,023)	(6)%

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
Managed Services is generated when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services. Managed Services revenue during the twelve months ended December 31, 2019, decreased 12% from the same period in 2018, due to a 30% decrease in our front-line sales personnel which resulted in lower bookings and revenue in the first three quarters of 2019. However, revenue per sales person increased approximately 25% compared to 2018.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.

•
Legacy Workflow Fees revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. This revenue has been declining year over year due to the ongoing consolidation and cutbacks in the newspaper industry, natural customer attrition and customer migration to our IZEAx platform. Revenue from Legacy Workflow Fees decreased to $156,119 for the twelve months ended December 31, 2019, compared to $216,173 for same period in 2018. With the addition of TapInfluence and its SaaS revenue model and our modifications to IZEAx which now allows marketers to purchase custom content, in addition to sponsored posts, we have migrated the last customers from the Ebyline platform into IZEAx in December 2019 and will no longer have any revenue from this source.

•
Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and beginning in July 2018, the TapInfluence, platforms on a SaaS basis to distribute content for marketing and influencer marketing campaigns. We increased our revenue from Marketplace Spend Fees by $189,951 for the twelve months ended December 31, 2019 when compared with the same period of 2018, primarily as a result of our merger with TapInfluence as well as an increased investment in SaaS sales efforts. Revenue from Marketplace Spend Fees represents our net margins received on this business.

•
License Fees revenue is generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue increased during the twelve months ended December 31, 2019 to $1,986,285, primarily as a result of the merger with TapInfluence as well as an increased investment in SaaS sales efforts, compared to $1,151,242 in the same period of the prior year.

Other revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. These fees did not have a significant effect on our revenue for the twelve months ended December 31, 2019 or 2018.

Cost of Revenue

Cost of revenue for the twelve months ended December 31, 2019 decreased by $520,802, or approximately 6%, compared to the same period in 2018. Cost of revenue as a percentage of revenue remained consistent at 45% in 2018 and 45% in 2019.

Sales and Marketing

Sales and marketing expense for the twelve months ended December 31, 2019 decreased by $244,057, or approximately 4%, compared to the same period in 2018. Our average number of direct sales personnel, excluding support personnel, decreased by 22% for the twelve months ended December 31, 2019 when compared with 2018 which, along with the decrease in variable compensation linked with sales performance, contributed to a reduction in sales and marketing payroll and personnel related expenses. This decrease was offset by a $248,000 increase in our marketing expenses to generate awareness and future revenue.

General and Administrative
General and administrative expense for the twelve months ended December 31, 2019 increased by $927,220, or approximately 11%, compared to the same period in 2018. General and administrative expense for the twelve months ended December 31, 2019 increased due to (i) an impairment on our software & technology intangible assets of approximately $418,000 due to the phase out of certain technology after migration into IZEAx, (ii) increased contractor costs of approximately $232,000 due to additional engineering and accounting contractors utilized during 2019 and approximately $165,000 less in capitalized developments costs, (iii) increased software and license fees of approximately $311,000 for additional web hosting costs for additional data usage from users in our system, (iv) higher payroll, stock compensation, and personnel-related expenses of approximately $57,000 due to higher salaries,and (v) increased insurance expense of approximately $33,000 due to increases in our insurance premiums.
General and administrative expense decreased by approximately $640,000 as a result of decreased professional fees compared to the same period in 2018. Prior year professional fees were higher than normal due to our acquisition activities, additional procedures related to revised statements and implementation of ASC 606 in our public filings, along with an accrual of $500,000 for estimated legal expenses on litigation.

Depreciation and Amortization

Depreciation and amortization expense for the twelve months ended December 31, 2019 increased by $452,270, or approximately 35%, compared to the same period in 2018.

Depreciation and amortization expense on property and equipment was $131,121 and $222,912 for the twelve months ended December 31, 2019 and 2018, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.

Amortization expense was $1,619,508 and $1,075,447 for the twelve months ended December 31, 2019 and 2018, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $1,228,433 and $780,960 for the twelve months ended December 31, 2019 and 2018, respectively, while amortization expense related to internal use software development costs was $391,075 and $294,487 for the twelve months ended December 31, 2019 and 2018, respectively. Amortization on our intangible acquisition assets increased in 2019 due to the full year of amortization of the TapInfluence intangible assets acquired in July 2018. However, this expense will decrease in the future periods as these assets are fully amortized. Amortization on our internal use software is expected to increase in future periods due to the release of IZEAx 3.0 in April 2019.

Other Income (Expense)

Interest expense decreased by $35,819 to $233,654 during the twelve months ended December 31, 2019 compared to the same period in 2018 due primarily to the elimination of borrowings on our secured credit facility after May 2019 and the reduction in amounts owed on our acquisition costs payable in 2019.

We recorded $11,794 resulting from the change in the fair value of restricted stock for the twelve months ended December 31, 2018 with no comparable amount for the same period in 2019.

The $139,328 increase in other income during the twelve months ended December 31, 2019 when compared to the same period in 2018 results from a combination of net currency exchange gains related to our Canadian transactions, and interest and value earned on our invested cash and cash equivalents subsequent to our May 2019 equity offering.

Net Loss

Net loss for the twelve months ended December 31, 2019 was $7,290,120, a $1,571,713 increase in the net loss of $5,718,407 for the same period in 2018. The increase in net loss was impacted largely by increases in non-cash items such as asset impairment and amortization and changes in acquisition cost values discussed above.

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

Gross billings for Managed Services is the same as revenue reported in our consolidated statements of operations on a GAAP basis, as there is no requirement to net the costs of revenue against the revenue. Gross billings for Marketplace Spend and Legacy Workflow Fees (which are included in SaaS Services) differ from revenue reported for these services in our consolidated statements of operations on a GAAP basis. These services are presented net of the amounts we pay to the third-party creators providing the content or sponsorship services. Gross billings for all other revenue types equals the revenue reported in our consolidated statements of operations.

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

The following table sets forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Twelve Months Ended December 31,
	2019		2018		$ Change	% Change
Managed Services Gross Billings	$15,432,868	53%	$17,594,124	59%	$(2,161,256)	(12)%

Legacy Workflow Fees	2,155,550	8%	3,048,503	10%	(892,953)	(29)%
Marketplace Spend Fees	9,264,892	32%	8,127,774	27%	1,137,118	14%
License Fees	1,986,285	7%	1,151,242	4%	835,043	73%
SaaS Services Gross Billings	13,406,727	47%	12,327,519	41%	1,079,208	9%

Other Revenue	109,840	—%	57,547	—%	52,293	91%
Total Gross Billings	$28,949,435	100%	$29,979,190	100%	$(1,029,755)	(3)%
Gross billings for Managed Services revenue were $15,432,868 for the twelve months ended December 31, 2019, a decrease of $2,161,256 compared to the same period in 2018. The decrease in Managed Services revenue for the twelve months ended December 31, 2019 is attributable to the decrease in the sales team compared to the same period in 2018. The increase of $1,079,208 in SaaS Services revenue for the twelve months ended December 31, 2019 compared to the same period in 2018, was primarily due to the addition of TapInfluence in July 2018 and our focus towards expanding our SaaS offerings and sales team. We expect our merger with TapInfluence to have a continuing positive impact on our future gross billings with respect to our SaaS Services revenue as we build on the significant marketer base obtained from the merger, offset by the phasing out of our Legacy Workflow activity.
The following table sets forth a reconciliation from the GAAP measurement of revenue to our non-GAAP financial measure of gross billings stated above and the percentage change between the periods:

	Twelve Months Ended December 31,
	2019	2018	$ Change	% Change
Revenue	$18,955,672	$20,099,695	$(1,144,023)	(6)%
Plus payments made to third-party creators (1)	9,993,763	9,879,495	114,268	1%
Gross billings	$28,949,435	$29,979,190	$(1,029,755)	(3)%

(1)	Payments made to third-party creators for the Legacy Workflow and Marketplace Spend components of our revenue reported on a net basis for GAAP.

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

•
does not include gains or losses on the settlement of acquisition costs payable or liabilities when the stock value, as agreed upon in the agreement, varies from the market price of our stock on the settlement date. This is a non-cash expense, but was a recurring expense for our business on certain business contracts where the amounts could vary;

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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2019 and 2018:

	Twelve Months Ended December 31,
	2019	2018
Net loss	$(7,290,120)	$(5,718,407)
Non-cash stock-based compensation	634,651	580,693
Non-cash stock issued for payment of services	141,665	125,000
Change in fair value of derivatives	—	11,794
Gain on settlement of acquisition costs payable	(602,410)	(84,938)
Increase (decrease) in value of acquisition costs payable	6,222	(615,845)
Legal expense accrual	—	500,000
Interest expense	233,654	269,473
Depreciation and amortization	1,750,629	1,298,359
Impairment on intangible assets	418,099	—
Other non-cash items	18,786	156
Adjusted EBITDA	$(4,688,824)	$(3,633,715)

Revenue	$18,955,672	$20,099,695
Adjusted EBITDA as a % of Revenue	(25)%	(18)%

Liquidity and Capital Resources

 We had cash and cash equivalents of $5,884,629 as of December 31, 2019 as compared to $1,968,403 as of December 31, 2018, an increase of $3,916,226 primarily due to net proceeds received from our public securities offering in May 2019. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $60,384,769 as of December 31, 2019. To date, we have financed our operations through internally generated revenue from operations, the sale of our equity securities and borrowings under our secured credit facility.

	Twelve Months Ended December 31,
	2019	2018
Net cash (used for)/provided by:
Operating activities	$(2,905,485)	$(5,582,480)
Investing activities	(687,979)	(908,609)
Financing activities	7,509,690	4,552,695
Net increase/(decrease) in cash and cash equivalents	$3,916,226	$(1,938,394)
Cash used for operating activities was $2,905,485 during the twelve months ended December 31, 2019 and is the result of our net loss not being fully offset by the net conversion of working capital into cash. Net cash used for investing activities was $687,979 during the twelve months ended December 31, 2019 primarily due to the payment of $590,549 related to the development of our proprietary software and purchases of $88,801 for updated computer equipment. Net cash provided by financing activities during the twelve months ended December 31, 2019 was $7,509,690 which consisted primarily of net proceeds of approximately $9.2 million received from our public securities offering in May 2019, offset by net repayments on our secured credit facility of approximately $1.5 million.

Secured Credit Facility
We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA’s merger with TapInfluence, we entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. As of December 31, 2019, we had no amounts outstanding under this agreement. Assuming that all of our accounts receivable balance was eligible for funding, we had remaining available credit of $4.5 million under the agreement as of December 31, 2019.

Public Offering
On May 10, 2019, we closed on our underwritten registered public offering of 14,285,714 shares of common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $10.0 million. The net proceeds to the Company were approximately $9.2 million after deducting underwriting discounts and commissions and estimated offering expenses.
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
On January 26, 2019, we paid the first installment of $884,583 ($1,000,000 less the final working capital adjustment of $115,416) using 660,136 shares of our common stock valued at $1.34 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. We recorded a $191,437 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement.
On July 26, 2019, we paid the second and final installment through the issuance to the former shareholders of TapInfluence of 6,908,251 shares of our common stock valued at $3,500,000, or $0.50664 per share, using the 30-day VWAP as required by the Merger Agreement. The Company recognized a gain of $752,589 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.3977 on the settlement date and the 30-day VWAP.

Financial Condition

With the cash on hand after our May 2019 public offering and the settlement of all the remaining obligations on our acquisitions, along with our available credit line with Western Alliance Bank, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Annual Report. However, we have begun to see some impact on our operations due to changes in advertising decisions, timing and spending priorities from our customers as a result of the novel coronavirus (COVID-19), which will result in a negative impact to our expected future sales. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the full financial impact cannot be reasonably estimated at this time.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not engage in any activities involving variable interest entities or off-balance sheet arrangements.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. We consider an account to be delinquent when the customer has not paid its balance due by the associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on our best estimate of the uncollectible portion of the account. Management estimates the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We have a reserve of $145,000 for doubtful accounts as of December 31, 2019. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the twelve months ended December 31, 2019 and 2018.

Concentrations of credit risk with respect to accounts receivable were typically limited, because a large number of geographically diverse customers make up our customer base, thus spreading the trade credit risk. However, with our acquisition of TapInfluence, we have increased credit exposure on certain customers who carry significant credit balances related to their Marketplace Spend. We control credit risk through credit approvals, credit limits and monitoring procedures. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable. We had no customer that accounted for more than 10% of total accounts receivable at December 31, 2019 and two customers that accounted for an aggregate of 36% of total accounts receivable at December 31, 2018.

Software Development Costs and Acquired Intangible Software

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. We have capitalized software development costs of $2,673,017 in the consolidated balance sheet as of December 31, 2019. We also have additional proprietary software platforms valued at $820,000 from our acquisitions of Ebyline, ZenContent and TapInfluence. These costs are reflected as intangible assets in the consolidated balance sheet as of December 31, 2019. We do not transfer ownership of our software to third parties. These software development and acquired technology costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features.

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

We perform our annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. We have determined that we have one reporting unit.

Revenue Recognition

We generate revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other”).

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

For Marketplace Spend and Legacy Workflow Fee Revenue, the self-service customer instructs creators found through our platforms to provide and/or distribute custom content for an agreed upon transaction price. Our platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer. Based on our evaluations, Marketplace Spend and Legacy Workflow Fee revenue is reported on a net basis since we are acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform, and is typically recognized upon publishing or purchase of the marketplace spend by the creator and verification of the publishing by the marketer.

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
The following table shows the number of stock options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the twelve months ended December 31, 2019 and 2018:

Twelve Months Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Weighted Average Grant Date Fair Value
December 31, 2018	156,084	$1.60	6.0 years	64.49%	2.81%	$0.96
December 31, 2019	586,552	$0.67	6.0 years	64.38%	1.92%	$0.40

There were outstanding options to purchase 1,357,837 shares with a weighted average exercise price of $3.24 per share, of which options to purchase 757,058 shares were exercisable with a weighted average exercise price of $4.88 per share as of December 31, 2019.   The intrinsic value on outstanding options as of December 31, 2019 was $0. The intrinsic value on exercisable options as of December 31, 2019 was $0.

As of December 31, 2019, we had unvested restricted stock units representing 366,812 shares of common stock with an intrinsic value of $86,788 and unvested shares of issued restricted stock with an intrinsic value of $7,401.

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

Board of Directors and Stockholders
IZEA Worldwide, Inc.
Winter Park, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IZEA Worldwide, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2019, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.
Emphasis of Matter

As discussed in Note 12 to the financial statements, the World Health Organization has declared COVID-19 a global pandemic leading to broader global economic uncertainties.
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

Orlando, Florida
March 30, 2020

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,884,629	$1,968,403
Accounts receivable, net	5,596,719	7,071,815
Prepaid expenses	400,181	527,968
Other current assets	153,031	39,203
Total current assets	12,034,560	9,607,389

Property and equipment, net	309,780	272,239
Goodwill	8,316,722	8,316,722
Intangible assets, net	1,611,516	3,149,949
Software development costs, net	1,519,980	1,428,604
Security deposits	151,803	143,174
Total assets	$23,944,361	$22,918,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,252,536	$2,618,103
Accrued expenses	1,377,556	1,968,589
Contract liabilities	6,466,766	4,957,869
Line of credit	—	1,526,288
Right-of-use liability	83,807	—
Deferred rent	—	17,420
Acquisition costs payable	—	4,611,493
Total current liabilities	10,180,665	15,699,762

Finance obligation, less current portion	45,673	—
Total liabilities	10,226,338	15,699,762

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 34,634,172 and 12,075,708, respectively, issued and outstanding	3,464	1,208
Additional paid-in capital	74,099,328	60,311,756
Accumulated deficit	(60,384,769)	(53,094,649)
Total stockholders’ equity	13,718,023	7,218,315
Total liabilities and stockholders’ equity	$23,944,361	$22,918,077

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2019	2018
Revenue	$18,955,672	$20,099,695

Costs and expenses:
Cost of revenue (exclusive of amortization)	8,521,353	9,042,155
Sales and marketing	6,240,263	6,484,320
General and administrative	9,611,131	8,683,911
Depreciation and amortization	1,750,629	1,298,359
Total costs and expenses	26,123,376	25,508,745

Loss from operations	(7,167,704)	(5,409,050)

Other income (expense):
Interest expense	(233,654)	(269,473)
Change in fair value of derivatives, net	—	(11,794)
Other income (expense), net	111,238	(28,090)
Total other expense, net	(122,416)	(309,357)

Net loss	$(7,290,120)	$(5,718,407)

Weighted average common shares outstanding – basic and diluted	25,516,573	8,541,725
Basic and diluted loss per common share	$(0.29)	$(0.67)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	5,733,981	$573	$52,570,432	$(47,277,420)	$5,293,585
Cumulative effect of change in accounting policy to ASC 606	—	—	—	(98,822)	(98,822)
Sale of securities	4,963,333	497	5,666,503		5,667,000
Stock issued for payment of acquisition liability	1,248,765	125	1,896,658	—	1,896,783
Stock purchase plan issuances	21,366	2	17,251	—	17,253
Stock issued for payment of services	30,265	3	124,997	—	125,000
Stock issuance costs	—	—	(712,345)	—	(712,345)
Stock-based compensation	77,998	8	748,260	—	748,268
Net loss	—	—	—	(5,718,407)	(5,718,407)
Balance, December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315
Sale of securities	14,285,714	1,429	9,998,571	—	10,000,000
Stock issued for payment of acquisition liability	8,015,876	801	4,003,596	—	4,004,397
Stock purchase plan issuances	26,411	3	6,976	—	6,979
Stock issued for payment of services	83,826	8	141,657	—	141,665
Stock issuance costs	—	—	(788,752)	—	(788,752)
Stock-based compensation	146,637	15	425,524	—	425,539
Net loss	—	—	—	(7,290,120)	(7,290,120)
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(60,384,769)	$13,718,023

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,290,120)	$(5,718,407)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	131,121	222,912
Amortization of software development costs and other intangible assets	1,619,508	1,075,447
Impairment of intangible assets	418,099	—
Loss on disposal of equipment	18,786	156
Provision for losses on accounts receivable	5,510	93,378
Stock-based compensation, net	634,651	580,693
Fair value of stock issued for payment of services	141,665	125,000
Decrease in fair value of contingent acquisition costs payable	—	(485,747)
Gain on settlement of acquisition costs payable	(602,410)	(84,938)
Change in fair value of derivatives, net	—	11,794
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	1,469,586	(280,420)
Prepaid expenses and other current assets	(87,323)	14,784
Accounts payable	(365,567)	710,446
Accrued expenses	(466,444)	(1,784,084)
Contract liabilities	1,508,897	(18,368)
Right-of-use asset	(24,024)	—
Deferred rent	(17,420)	(45,126)
Net cash used for operating activities	(2,905,485)	(5,582,480)
Cash flows from investing activities:
Purchase of equipment	(88,801)	(170,175)
Software development costs	(590,549)	(755,164)
Purchase of intangible assets	—	11,266
Security deposits	(8,629)	5,464
Net cash used for investing activities	(687,979)	(908,609)
Cash flows from financing activities:
Payments on acquisition liabilities	(156,111)	(120,930)
Proceeds from sale of securities	10,000,000	5,667,000
Proceeds from line of credit, net of repayments	(1,526,288)	(298,283)
Payments on finance obligation	(26,138)	—
Proceeds from stock purchase plan issuances	6,979	17,253
Stock issuance costs	(788,752)	(712,345)
Net cash provided by financing activities	7,509,690	4,552,695

Net increase (decrease) in cash and cash equivalents	3,916,226	(1,938,394)
Cash and cash equivalents, beginning of year	1,968,403	3,906,797

Cash and cash equivalents, end of period	$5,884,629	$1,968,403

Supplemental cash flow information:
Interest paid	$393,584	$150,900

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$98,648	$—
Common stock issued for payment of acquisition liability	$4,004,397	$1,896,783
Acquisition costs payable for assets acquired	$—	$4,384,584
Fair value of common stock issued for future services, net	$192,550	$449,925
See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a public company incorporated in the state of Nevada. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). The legal entity of ZenContent was dissolved in December 2017 and the legal entity of Ebyline was dissolved in December 2019 after all assets and transactions were transferred to IZEA. In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. On July 26, 2018, the Company merged with TapInfluence, Inc. (“TapInfluence”) pursuant to the terms of an Agreement and Plan of Merger dated as of July 11, 2018, as amended.
The Company creates and operates online marketplaces that connect marketers with content creators. The creators are compensated by the Company for producing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.
The Company’s primary technology platform, The IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. Until December 2019 when it was merged into IZEAx, the Company operated the Ebyline technology platform, which was originally designed as a self-service content marketplace to replace editorial newsrooms in the news agencies with a “virtual newsroom” to handle their content workflow. In July 2016, the Company acquired the ZenContent technology platform to use as an in-house workflow tool that enables the Company to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers. The TapInfluence technology platform, acquired in 2018, performed in a similar manner to IZEAx and was being utilized by the majority of the TapInfluence customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns. By the end of 2019, nearly all of the Ebyline and TapInfluence customers and creators were migrated off of those platforms and onto the IZEAx platform.

Liquidity and Going Concern
The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $60,384,769 as of December 31, 2019.  For the year ended December 31, 2019, the Company had a net loss of $7,290,120. The Company's cash balance as of December 31, 2019 was $5,884,629 and the Company's operating activities used cash of $2,905,485 for the year ended December 31, 2019.

With the cash on hand and the Company’s planned operations in 2020 along with its available credit line with Western Alliance Bank, the Company expects to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Annual Report. However, the Company has begun to see impacts on its operations due to changes in advertising decisions, timing and spending priorities from customers as a result of the novel coronavirus (COVID-19), which will result in a negative impact to Company sales. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact. Therefore, while the Company expects this matter to negatively impact its business, results of operations, and financial position, the full related financial impact cannot be reasonably estimated at this time.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Change from Prior Periods

Subsequent to the July 2018 acquisition of TapInfluence, the Company maintained two operating segments based on its major revenue streams (Managed Services and SaaS Services), which was the result of TapInfluence having a significant amount of SaaS revenue, through June 30, 2019. Following the TapInfluence acquisition, the Company has been integrating TapInfluence to the IZEAx platform, and merged personnel and resources between the entities. Accordingly, the individual results of Managed Services and SaaS Services are not being reviewed for profitability on an individual basis. Due to these factors, the Company recognized a change in reporting units in the third quarter of 2019 and determined that only one reportable operating segment exists. The Company completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined that no impairment existed.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable balance consists of net trade receivables and unbilled receivables. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represents amounts owed for work that has been performed, but not yet billed. The Company had trade receivables of $5,106,314 and unbilled receivables of $490,405 at December 31, 2019. The Company had trade receivables of $6,809,562 and unbilled receivables of $262,253 at December 31, 2018. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $145,000 and $278,190, for doubtful accounts as of December 31, 2019 and 2018, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ended December 31, 2019 and 2018.

Concentrations of credit risk with respect to accounts receivable were typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s acquisition of TapInfluence, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had no customer that accounted for more than 10% of total accounts receivable at December 31, 2019 and two customers that accounted for an aggregate of 36% of total accounts receivable at December 31, 2018. The Company had no customer that accounted for more than 10% of its revenue during the twelve months ended December 31, 2019 or 2018.

Property and Equipment

Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

in general and administrative expense in the consolidated statements of operations. There were no material impairment charges associated with the Company’s long-lived tangible assets during the twelve months ended December 31, 2019 and 2018.

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
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has determined that it has one reporting unit as of December 31, 2019.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the requirement for the second step of the goodwill impairment test for certain entities. An entity may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this method in the third quarter of 2019 and there were no changes to its financial statements as a result of the adoption. On September 30, 2019, the Company identified a triggering event due to the reduction of the Company’s market capitalization below the Company’s carrying value. The Company completed an assessment of any potential impairment by using the income approach of the discounted cash flow method and the market approach of the guideline transaction method, and determined that no impairment existed as of September 30, 2019. The Company also performed its annual impairment test on October 1, 2019 by reviewing qualitative factors and determined that no impairment existed as of the annual test date. As such, no impairment charges were recognized for the twelve months ended December 31, 2019 and 2018.

Intangible Assets

The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 4 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the twelve months ended December 31, 2019, the Company recorded impairment charges of $418,099 associated with the Company's reduction in use of certain developed technology upon implementation of IZEAx 3.0 and the migration of TapInfluence customers and creators into the IZEAx platform. For the twelve months ended December 31, 2018, there were no impairment charges associated with the Company's long-lived assets.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Upon the January 1, 2019 adoption of this standard, the Company had one material lease greater than 12 months in duration which is associated with its Corporate headquarters in Winter Park, Florida. The adoption of this standard resulted in the Company recording a right-of-use asset of $410,852 and an associated right-of-use liability of $399,892. The right-of-use asset is being amortized to rent expense over the remaining term of the lease. The right-of-use liability was determined by discounting the Company’s remaining obligations under the lease using its average incremental borrowing rate and will be increased through the recording of rent expense and reduced by payments made under the lease.

Revenue Recognition

The Company generates revenue from five primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”) (4) revenue from transactions generated by the self-service use of the Company's Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of the Company's platforms (“Other”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there will no longer be any revenue generated from the Legacy Workflow Fees and all future revenue will be reported as Marketplace Spend Fees.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.

Advertising Costs

Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the twelve months ended December 31, 2019 and 2018 were approximately $749,000 and $470,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2016 through 2019.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value included its acquisition cost liability (see Note 2) as of December 31, 2019 and 2018 and its right-of-use liability as of December 31, 2019. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, contract liabilities, and accrued expenses. Unless otherwise disclosed, the fair values of the Company’s long-term debt obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation

Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 8) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock.  The Company estimates the volatility of its common stock at the date of grant based

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

on the volatility of comparable peer companies that are publicly traded and have had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2019 and 2018:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2019	December 31, 2018
Expected term	6 years	6 years
Weighted average volatility	64.38%	64.49%
Weighted average risk free interest rate	1.92%	2.81%
Expected dividends	—	—
Weighted average expected forfeiture rate	9.26%	9.58%
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
The Company may issue shares of restricted stock or restricted stock units which vest over future periods. The value of shares is recorded as the fair value of the stock or units upon the issuance date and is expensed on a straight-line basis over the vesting period. See Note 8 for additional information related to these shares.

The Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee ShareBased Payment Accounting (“ASU 2018-07”) on January 1, 2019 whereby consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered. Adoption of ASU 2018-07, did not have any immediate impact on the Company’s consolidated financial statements, but after December 31, 2018, the Company values any nonemployee issuances at the grant-date fair value.

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

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted
Fair Value Measurements: In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company currently fair values its right-of-use liability as a Level 3. The new guidance will be effective for the Company beginning January 1, 2020, with early adoption permitted. The Company does not plan to early adopt this ASU, and it is currently evaluating the expected impact of adopting ASU 2018-13 on its consolidated financial statements and disclosures.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Collaborative Arrangements: In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The guidance makes targeted improvements to GAAP for collaborative arrangements including: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and (iii) requiring that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of ASC 606. An entity may elect to apply the amendments in this ASU retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of ASC 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in ASC 606. The Company does not expect the adoption of ASU 2018-18 to have a material impact on its consolidated financial statements and disclosures.

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the expected impact of adopting ASU 2016-13 on its consolidated financial statements and disclosures.

Income Taxes: In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes the purchase price and acquisition costs payable associated with this acquisition:

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Present and Fair Value of Acquisition Costs Payable	Estimated Remaining Fair Value of Acquisition Costs Payable
	July 26, 2018	July 26, 2018	December 31, 2018	December 31, 2019
Cash paid at closing (a)	$1,500,000	$1,500,000	$—	$—
Stock paid at closing (a)	1,759,500	1,759,500	—	—
Purchase price adjustment (b)	(439,610)	(555,026)	(115,416)	—
First deferred purchase price installment (c)	1,000,000	970,576	995,097	—
Second deferred purchase price installment (c)	3,500,000	3,271,028	3,366,433	—
Total	$7,319,890	$6,946,078	$4,246,114	$—

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

(c)
Aggregate post-acquisition date consideration consists of additional payments totaling $4,500,000, less any remaining adjustment related to the final working capital adjustment calculation. The payments were to be made in the form of cash, common stock or a combination thereof, at IZEA’s option. The first of these installments was paid in January 2019, and the second of the two installments was paid in July 2019. Following the closing, IZEA calculated the final working capital as of the closing date as a negative $297,049, which was $115,416 lower than the original estimate of negative $181,633. Therefore, the purchase price was reduced by an additional $115,416, which was deducted from the six-month installment payment paid in January 2019. On January 26, 2019, the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using a thirty (30) trading day volume-weighted average closing price (the “30-day VWAP”) as reported by the Nasdaq Capital Market prior to the issuance date. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day average price of the common stock of $1.34 required by the Merger Agreement.

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
The Company’s consolidated revenue associated with TapInfluence operations for the twelve months ended December 31, 2019 and December 31, 2018, was $2,052,985 and $1,991,548, respectively. The Company is unable to determine net loss specifically related to TapInfluence operations as the majority of operational resources have been fully integrated within IZEA, and the Company has nearly completed the migration of the TapInfluence customers and creators into the IZEAx platform.
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination with TapInfluence had occurred on January 1, 2017:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Pro Forma
Twelve Months Ended December 31, 2018
Pro forma revenue	$22,645,356
Pro forma cost of revenue	9,418,297
Pro forma gross profit	$13,227,059

Pro forma net loss prior to adjustments	$(7,070,224)
Pro forma adjustment to net loss:
Difference in amortization of acquired identifiable intangible assets	(569,139)
Difference in amortization of acquired property and equipment	8,835
Acquisition-related expenses	158,795
Pro forma net loss combined	$(7,471,733)
The business combination was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.

ZENCONTENT, INC.
On July 31, 2016, the Company purchased all of the outstanding shares of capital stock of ZenContent pursuant to the terms of a Stock Purchase Agreement, by and among IZEA, ZenContent and the stockholders of ZenContent (the “ZenContent Stock Purchase Agreement”) for a maximum purchase price to be paid over three years of $4,500,000. Upon closing, the Company paid a cash payment of $400,000 and issued 86,207 shares of the Company’s common stock valued at $600,000. The ZenContent Stock Purchase Agreement also required (i) three equal annual installment payments totaling $1,000,000, subject to a working capital adjustment, commencing 12 months following the closing and (ii) contingent performance payments of up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing, based upon ZenContent achieving certain minimum revenue thresholds. Of these payments, 33% of each such annual installment or contingent performance payment were to be in the form of cash and the remainder of such payment was to be in the form of either cash or additional shares of the Company’s common stock (determined at the Company’s option). In July 2018, pursuant to an amendment to the ZenContent Stock Purchase Agreement, the parties agreed to fix the amount payable for any further contingent performance payments at $90,000, of which $45,000 was paid in cash on November 1, 2018, and $45,000 was paid in cash on November 1, 2019.

The following table summarizes the purchase price and acquisition costs payable associated with this acquisition:

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Present and Fair Value of Acquisition Costs Payable	Estimated Remaining Fair Value of Acquisition Costs Payable
	July 31, 2016	July 31, 2016	December 31, 2018	December 31, 2019
Cash paid at closing (a)	$400,000	$400,000	$—	$—
Stock paid at closing (a)	600,000	600,000	—	—
Guaranteed purchase price (b)	933,565	566,547	321,740	—
Contingent performance payments (c)	2,500,000	230,000	43,639	—
Total	$4,433,565	$1,796,547	$365,379	$—

(a)	The aggregate consideration paid at closing for the acquisition of ZenContent consisted of a cash payment of $400,000 and the issuance of 86,207 shares of IZEA common stock valued at $600,000.

(b)
Aggregate post-acquisition date consideration consists of (i) three equal annual installment payments totaling $1,000,000, commencing 12 months following the closing, less a reduction of $66,435 due to a customary closing date working capital adjustment (“guaranteed purchase price”), and (ii) contingent performance payments up to an aggregate of $2,500,000 over the three consecutive 12-month periods following the closing. These payments were also subject to a downward adjustment up to 30% if ZenContent’s co-founder was terminated by IZEA for cause or if she terminated her employment without good reason. As a result, the Company initially reduced its acquisition cost liability by $300,000 to be accrued as compensation expense over the three-year term rather than allocated to the initial purchase price in accordance with ASC 805-10-55-25.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The initial guaranteed purchase price consideration was discounted to present value using the Company’s borrowing rate of prime plus 2% (5.5% on July 31, 2016). On July 31, 2017, the Company paid $266,898 in cash for the first annual installment of $333,333 less $66,435 in working capital adjustments. On July 31, 2018, the Company paid the second annual installment, comprised of $111,112 in cash and $222,221 in stock using 98,765 shares of its common stock valued at $2.25 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. On July 31, 2019, the Company made the third and final annual installment payment under the ZenContent Stock Purchase Agreement, comprised of $111,111 in cash and 447,489 shares of its common stock valued at $222,223 or $0.4966 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $41,258 on the settlement of this acquisition cost payable as a result of the difference between the actual closing price of the common stock of $0.4044 on the settlement date and the 30-day VWAP.

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

NOTE 3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2019	December 31, 2018
Furniture and fixtures	$298,205	$293,777
Office equipment	86,884	77,194
Computer equipment	455,008	561,812
Leasehold improvements	338,018	338,018
Total	1,178,115	1,270,801
Less accumulated depreciation and amortization	(868,335)	(998,562)
Property and equipment, net	$309,780	$272,239
Depreciation and amortization expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations was $131,121 and $222,912 for the twelve months ended December 31, 2019 and 2018, respectively.

NOTE 4.     INTANGIBLE ASSETS

The identifiable intangible assets, other than Goodwill, consists of the following assets:

	December 31, 2019		December 31, 2018		Useful Life (in years)
	Balance	Accumulated Amortization	Balance	Accumulated Amortization
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	66,583	1
Developed technology	820,000	622,167	1,130,000	396,167	5
Self-service content customers	2,810,000	1,437,778	2,810,000	571,111	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,071,945	3
Domains	166,469	133,175	166,469	99,881	5
Embedded non-compete provision	28,000	19,833	28,000	5,833	2
Total	$6,211,469	$4,599,953	$6,521,469	$3,371,520

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	December 31, 2019	December 31, 2018
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	3,263,000
Total	$6,211,469	$6,521,469
Less accumulated amortization	(4,599,953)	(3,371,520)
Intangible assets, net	$1,611,516	$3,149,949
The Company is amortizing the identifiable intangible assets over a weighted-average period of three years.
For the twelve months ended December 31, 2019, the Company recorded an impairment charge of $310,000, in general and administrative expense in the accompanying consolidated statements of operations, on the TapInfluence developed technology to the extent that future cash flows after the Company's migration of TapInfluence customers and creators into the IZEAx platform were not expected to exceed the carrying value of the asset. Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations was $1,228,433 and $780,960 for the twelve months ended December 31, 2019 and 2018, respectively.
The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of revenue was $226,000 and $156,000 for the twelve months ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Intangible Asset Amortization Expense
2020	$1,079,127
2021	532,389
Total	$1,611,516

The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2017	$3,604,720
Acquisitions, impairments or other changes during 2018	4,712,002
Balance on December 31, 2018	8,316,722
Acquisitions, impairments or other changes during 2019	—
Balance on December 31, 2019	$8,316,722

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	December 31, 2019	December 31, 2018
Software development costs	$2,673,017	$2,316,515
Less accumulated amortization	(1,153,037)	(887,911)
Software development costs, net	$1,519,980	$1,428,604
The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the Company’s self-service customers. The Company capitalized software development costs of $590,549 and $755,164 during the twelve months ended December 31, 2019 and 2018, respectively. As a result, the Company has capitalized a total of $2,673,017

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of December 31, 2019.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated the useful life of five years, which is consistent with the amount of time its legacy platforms were in service. Amortization expense on software development costs that is presented separately from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $391,075 and $294,487 for the twelve months ended December 31, 2019 and 2018, respectively. After the transfer of customers to the new workflow features implemented in the IZEAx 3.0 release, the Company discontinued use of previously developed technology totaling $234,047 and recorded an impairment charge of $108,099 in general and administrative expense in the accompanying consolidated statements of operations during the twelve months ended December 31, 2019.
As of December 31, 2019, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2020	$417,251
2021	383,082
2022	327,715
2023	286,927
Thereafter	105,005
Total	$1,519,980

NOTE 6.     ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31, 2019	December 31, 2018
Accrued payroll liabilities	$1,202,765	$1,200,651
Accrued litigation expenses	—	406,916
Accrued refund owed	—	215,000
Accrued taxes	117,698	91,667
Current portion of finance obligation	26,837	—
Accrued other	30,256	54,355
Total accrued liabilities	$1,377,556	$1,968,589

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Secured Credit Facility
The Company has a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Effective August 30, 2018, as a result of IZEA’s merger with TapInfluence, the Company entered into a Business Financing Modification Agreement and Consent (“Modification Agreement”) with Western Alliance Bank to add TapInfluence as an additional borrower on the secured credit facility. In connection with the August 30, 2018 amendment, the Company incurred approximately $8,400 of costs which were capitalized and then amortized through interest expense over 12 months. Pursuant to the secured credit facility agreement, as amended, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company’s accounts receivable and substantially all of the Company’s other assets. The Modification Agreement automatically renews in April of each year and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrued on the advances at the rate of prime plus 2% per annum through August 29, 2018, at which time the rate was amended to prime plus 1.5% per annum in conjunction with the August 30, 2018 Modification Agreement. The default rate of interest is prime plus 7%.
The Company has no amounts outstanding under this secured credit facility as of December 31, 2019. The Company had $1,526,288 outstanding under this secured credit facility as of December 31, 2018. This outstanding balance was secured by gross accounts receivable balances of $1,907,860 as of December 31, 2018.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2019, the Company had a net accounts receivable balance of $5,596,719. Assuming that all of the Company’s accounts receivable balance was eligible for funding, the Company would have approximately $4.5 million in available credit under the agreement as of December 31, 2019.
The annual fees are capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. During the twelve months ended December 31, 2019 and 2018, the Company amortized $25,215 of the secured credit facility costs through interest expense in each year. The remaining value of the capitalized loan costs related to the secured credit facility as of December 31, 2019 is $7,000; this amount will be amortized to interest expense over the next four months.

Lease Commitments

The corporate headquarters are located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida. The Company occupies this office pursuant to a sublease agreement with a term that originally expired in April 2019. In January 2019, the Company exercised its option to extend this lease for one additional year until April 30, 2020. This lease covers approximately 15,500 square feet based on an annually increasing rate of $17.50 to $22.50 per square foot over the initial lease term. The Company also occupies flexible office space under monthly, quarterly or semi-annual membership contracts in Los Angeles, San Francisco, Denver, Chicago, and Toronto.

Upon the January 1, 2019 adoption of ASU No. 2016-02, Leases, the Company had one material lease greater than 12 months in duration which is associated with its corporate headquarters in Winter Park, Florida. The adoption of this standard resulted in the Company recording a right-of-use asset of $410,852 and an associated right-of-use liability of $399,892. The operating right-of-use liability was determined based on the present value of the remaining minimum rental payments using the Company’s average incremental borrowing rate 9.5% and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for a deferred rent balance of $17,420, which was previously included in current liabilities.

The right-of-use asset is being amortized to rent expense over the remaining term of the lease. During the twelve months ended December 31, 2019, the Company recorded $24,462 of accretion on this right-of-use liability through rent expense in general and administrative expenses. The remaining right-of-use asset included in other current assets in the consolidated balance sheet of as of December 31, 2019 was $107,831. The remaining right-of-use liability in current liabilities in the consolidated balance sheet of as of December 31, 2019 was $83,807.

As of December 31, 2019, the Company’s lease obligation associated with its Winter Park, Florida office space has a remaining lease term of 4 months. The Company has no obligations under finance leases as of December 31, 2019.

A summary of future minimum lease payments as of December 31, 2019 related to the leased Winter Park, Florida office space, is as follows:

2020	$113,516
Total minimum lease payments	$113,516
Total operating lease expense and other short-term lease expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $627,101 and $667,718 for the twelve months ended December 31, 2019 and 2018, respectively. Cash paid for the one operating lease was $340,548 and $333,417 during the twelve months ended December 31, 2019 and 2018, respectively.

Retirement Plans

The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service. During the twelve months ended December 31, 2019 and 2018, the Company incurred $159,581 and $219,563, respectively, in expense for matching employer contributions.

Litigation

A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against the Company and certain of its executive officers on behalf of certain purchasers of its common stock. The plaintiffs sought to recover damages for investors under federal securities laws. The Company estimated and accrued a potential

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

loss of $500,000 relating to its potential liability arising from the Perez lawsuit and accrued for such amount in its financial statements for the year ended December 31, 2018 included in this Annual Report.

     On April 15, 2019, a stipulation of settlement was filed in the U.S. District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Perez class action lawsuit described above. The motion for preliminary approval of the settlement was granted on May 7, 2019. According to the terms of the settlement, as agreed upon by the parties, the Company’s insurer deposited $800,000 into the settlement fund and the Company paid the remainder of the Company’s previously accrued insurance deductible of $400,000 into escrow to be used as settlement funds, inclusive of lead plaintiff awards and lead counsel fees. The U.S. District Court for the Central District of California issued an order approving the settlement of the Perez class action lawsuit on September 26, 2019, which required that the lawsuit be dismissed with prejudice.

On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for IZEA. IZEA was named as a nominal defendant. The plaintiff sought to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law.

Additionally, on October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for IZEA.  IZEA was named as a nominal defendant.  An amended complaint was filed on October 31, 2018. The plaintiff sought to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, and gross mismanagement, and under federal securities laws.

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above (the “Settlement”). The Settlement terms agreed upon by the parties included that IZEA would direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Stuart and Emond lawsuits and further that IZEA would enact certain corporate governance reforms. The motion for preliminary approval of the Settlement was granted on August 28, 2019 by the United States District Court for the Central District of California. The U.S. District Court for the Central District of California issued an order on January 13, 2020, which required that the Emond lawsuit be dismissed with prejudice.  According to the terms of the Settlement, as agreed upon by the parties, following the approval of the Settlement by the U. S. District Court for the Central District of California and on or before February 26, 2020, the parties were required to seek an order from the Eighth Judicial District Court of the State of Nevada dismissing the Stuart lawsuit with prejudice. On or about March 6, 2020, the Eighth Judicial District Court of the State of Nevada issued an order dismissing the Stuart lawsuit with prejudice.

From time to time, the Company may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of its business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of any other legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on the Company. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

NOTE 8.    STOCKHOLDERS’ EQUITY

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Brady, a Company director, and Mr. Lindsay Gardner, a Company director, participated in the public offering and purchased 100,000, 500,000 and 20,000 shares of stock, respectively.

September 21, 2018 Public Offering

On September 21, 2018, the Company completed an underwritten public offering of 1,407,333 shares of the Company's common stock at a public offering price of $1.50 per share. The net proceeds for all shares sold in the public offering were approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company totaling approximately $290,000. Mr. Edward Murphy, the Company's Chief Executive Officer and a Company director, participated in the public offering and purchased 3,000 shares of stock.

The above offerings were made pursuant to a shelf registration statement on Form S-3 (File No. 333-212247) filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2016, which became effective on June 30, 2016.

May 10, 2019 Public Offering

On May 10, 2019, the Company closed on its underwritten registered public offering of 14,285,714 shares of common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $10 million. The net proceeds to the Company were approximately $9.2 million. Mr. Edward Murphy, the Company’s Chief Executive Officer and a Company director, and Mr. Troy J. Vanke, the Company’s former Chief Financial Officer, participated in the public offering and purchased 21,428 and 42,857 shares of stock, respectively.

This offering was made pursuant to a registration statement on Form S-1 (File No. 333-230688) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2019, which became effective on May 8, 2019.

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

On July 26, 2019, pursuant to the terms of the Merger Agreement with TapInfluence (see Note 2), the Company issued to the former shareholders of TapInfluence 6,908,251 shares of its common stock valued at $3,500,000, or $0.50664 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $752,591 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.3977 on the settlement date and the 30-day VWAP.

ZenContent

On July 31, 2019, the Company made the third and final annual installment payment under the ZenContent Stock Purchase Agreement, comprised of $111,111 in cash and 447,489 shares of its common stock valued at $222,223 or $0.4966 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recognized a gain of $41,259 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.4044 on the settlement date and the 30-day VWAP.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Equity Incentive Plans

In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (the “May 2011 Plan”). At the Company’s 2019 Annual Meeting of Stockholders held on December 12, 2019, the stockholders approved an amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows the Company to award restricted stock, restricted stock units and stock options covering up to 4,500,000 shares of common stock as incentive compensation for its employees and consultants. As of December 31, 2019, the Company had 2,334,869 shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2019, the Company had 4,375 shares of common stock available for future grants under the August 2011 Plan.

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

During the twelve months ended December 31, 2019, the Company issued its six independent directors a total of 88,758 shares of restricted common stock initially valued at $150,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2019. Ms. Golder forfeited 4,932 of these shares valued at $8,335 upon her resignation from the board of directors in September 2019.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the twelve months ended December 31, 2019 and 2018:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2017	11,799	$4.52	3.8
Granted	115,763	4.24
Vested	(62,078)	4.51
Forfeited	(7,500)	5.52
Nonvested at December 31, 2018	57,984	$3.70	1.4
Granted	120,512	1.60
Vested	(139,157)	2.24
Forfeited	(8,057)	3.18
Nonvested at December 31, 2019	31,282	$2.15	1.9

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and earnings per share until such time as the restricted stock vests.

Expense recognized on restricted stock issued to non-employees for services during the twelve months ended December 31, 2019 and 2018 was $141,665 and $125,000, respectively. Expense recognized on restricted stock issued to employees during the twelve months ended December 31, 2019 and 2018 was $169,534 and $157,350, respectively.

The fair value of the Company’s common stock on December 31, 2019 was $0.2366 per share and the intrinsic value on the non-vested restricted stock as of December 31, 2019 was $7,401. Future compensation expense related to issued, but nonvested restricted stock awards as of December 31, 2019 is $67,110. This value is estimated to be recognized over the weighted-average vesting period of approximately 1.9 years.

Restricted Stock Units

The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.

The Company issued 131,235 restricted stock units on May 17, 2019 to Mr. Murphy, under the terms of his amended employment agreement. The restricted stock units were initially valued at $76,510 and vest in equal monthly installments over 36 months from issuance. The Company issued 258,312 restricted stock units on August 29, 2019 to Mr. Murphy under the terms of his amended employment agreement. The restricted stock units were initially valued at $82,660 and vest in equal monthly installments over 48 months from issuance.

The Company issued 890 restricted stock units on May 14, 2019 to Mr. Troy Vanke, the Company’s then Chief Financial Officer, under the terms of his employment agreement. The restricted stock units were initially valued at $578 and vest in equal monthly installments over 12 months from issuance. Upon his departure in August 2019, 667 of these shares were forfeited.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock units during the twelve months ended December 31, 2019 and 2018:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2017	—	$—	0
Granted	160,000	1.04
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	160,000	$1.04	1.0
Granted	410,437	0.40
Vested	(149,290)	0.79
Forfeited	(54,335)	1.04
Nonvested at December 31, 2019	366,812	$0.42	3.2

There were no grants of restricted stock units prior to December 31, 2017. The fair value of the Company’s common stock on December 31, 2019 was $0.2366 per share and the intrinsic value on the non-vested restricted units as of December 31, 2019 was $86,788. Expense recognized on restricted stock units issued to employees during the twelve months ended December 31, 2019 and 2018 was $117,794 and $4,680, respectively. As of December 31, 2019, future compensation related to restricted stock units expected to vest of $152,326 is estimated to be recognized over the weighted-average vesting period of approximately 3.2 years.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

A summary of option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2019 and 2018, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2017	1,049,503	$5.97	6.0
Granted	156,084	1.60
Expired	(63,013)	6.29
Forfeited	(102,097)	6.66
Outstanding at December 31, 2018	1,040,477	$5.23	6.5
Granted	586,552	0.67
Expired	(147,313)	7.59
Forfeited	(121,879)	2.70
Outstanding at December 31, 2019	1,357,837	$3.24	7.2

Exercisable at December 31, 2019	757,058	$4.88	5.7

During the twelve months ended December 31, 2019 and 2018, no options were exercised. The fair value of the Company's common stock on December 31, 2019 was $0.2366 per share and the intrinsic value on outstanding options as of December 31, 2019 was $0. The intrinsic value on exercisable options as of December 31, 2019 was $0.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans for the twelve months ended December 31, 2019 and 2018, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2017	323,077	$2.64	2.7
Granted	156,084	0.96
Vested	(137,206)	2.80
Forfeited	(41,445)	2.88
Nonvested at December 31, 2018	300,510	$0.80	2.4
Granted	586,552	0.40
Vested	(197,202)	1.44
Forfeited or expired	(89,081)	0.80
Nonvested at December 31, 2019	600,779	$0.64	3.0

Expense recognized on stock options issued to employees during the twelve months ended December 31, 2019 and 2018 was $339,942 and $390,760, respectively. Future compensation related to nonvested awards as of December 31, 2019 expected to vest of $328,934 is estimated to be recognized over the weighted-average vesting period of approximately 3.0 years.

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the twelve months ended December 31, 2019 and 2018:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Grant Date Fair Value
December 31, 2018	156,084	$1.60	6 years	64.49%	2.81%	$0.96
December 31, 2019	586,552	$0.67	6 years	64.38%	1.92%	$0.40

There were outstanding options to purchase 1,357,837 shares with a weighted average exercise price of $3.24 per share, of which options to purchase 757,058 shares were exercisable with a weighted average exercise price of $4.88 per share as of December 31, 2019.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

During the twelve months ended December 31, 2019, employees paid $6,979 to purchase 26,411 shares of common stock and paid $17,253 to purchase 21,366 shares of common stock during the twelve months ended December 31, 2018. As of December 31, 2019, the Company had 410,817 remaining shares of common stock available for future grants under the ESPP.

Summary Stock-Based Compensation

Stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions stated in Note 1.

Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and the employee stock purchase plan issuances during the twelve months ended December 31, 2019 and 2018 was recorded in the Company’s consolidated statement of operations as follows:

	Twelve Months Ended December 31,
	2019	2018
Cost of revenue	$42,467	$19,344
Sales and marketing	$82,627	$73,776
General and administrative	$509,557	$487,573
Total stock-based compensation	$634,651	$580,693

Share Repurchase Program

On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company may repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. As of December 31, 2019, the Company had not repurchased any shares of common stock under the share repurchase program.

NOTE 9.    LOSS PER COMMON SHARE

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2019	December 31, 2018
Net loss	$(7,290,120)	$(5,718,407)
Weighted average shares outstanding - basic and diluted	25,516,573	8,541,725
Basic and diluted loss per common share	$(0.29)	$(0.67)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2019	December 31, 2018
Stock options	1,222,305	1,042,644
Restricted stock units	281,365	5,260
Restricted stock	96,747	—
Warrants	73,996	480,886
Total excluded shares	1,674,413	1,528,790

NOTE 10.    REVENUE

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, under which comparative periods will not be restated and the cumulative effect of applying the standard will be recognized at the date of initial adoption on January 1, 2018. As a result, the opening balance of retained earnings as of January 1, 2018, as reported in the accompanying consolidated statements of stockholders’ equity, decreased by $98,822.

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Twelve Months Ended December 31,
	2019	2018
Managed Services Revenue	$15,432,868	$17,594,124

Legacy Workflow Fees	156,119	216,173
Marketplace Spend Fees	1,270,560	1,080,609
License Fees	1,986,285	1,151,242
SaaS Services Revenue	3,412,964	2,448,024

Other Revenue	109,840	57,547
Total Revenue	$18,955,672	$20,099,695
The following table provides the Company’s revenues as determined by the country of domicile:

	Twelve Months Ended December 31,
	2019	2018
United States	$17,358,167	$18,082,218
Canada	1,597,505	2,017,477
Total	$18,955,672	$20,099,695

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2019	December 31, 2018
Accounts receivable, net	$5,596,719	$7,071,815
Contract liabilities (unearned revenue)	$6,466,766	$4,957,869
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company did not recognize any contract assets as of December 31, 2019 or December 31, 2018. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year and the amounts are not material.
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

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at December 31, 2019 and December 31, 2018 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at December 31, 2019 within the next year.

NOTE 11.     INCOME TAXES

The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forwards	$21,425,000	$19,731,000
Accrued expenses	177,000	292,000
Stock option and warrant expenses	462,000	479,000
Accounts receivable	28,000	73,000
Deferred rent	(6,000)	6,000
Other	11,000	—
Total deferred tax assets	22,097,000	20,581,000
Valuation allowance	(21,661,000)	(19,749,000)
Net deferred tax assets	436,000	832,000

Deferred tax liabilities:
Fixed and tangible assets	(436,000)	(832,000)
Total deferred tax liabilities	(436,000)	(832,000)

Total deferred tax assets (liabilities)	$—	$—

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended December 31,
	2019	2018
Federal income tax at statutory rates	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	21.5%	19.1%
Deferred state taxes	(4.9)%	(2.1)%
Non-deductible expenses:
Change in value of acquisition liability	0.4%	1.8%
ISO & Restricted stock compensation	1.3%	1.7%
Change in state & federal deferred rate	2.4%	—%
Other	0.3%	0.5%
Income taxes (benefit) at effective rates	—%	—%

The Company has incurred net losses for tax purposes every year since inception. At December 31, 2019, the Company had approximately $81,831,147 in net operating loss carryforwards for U.S. federal income tax purposes and $87,608,087 in net operating loss carryforwards for state income tax purposes, which in the aggregate expire in various amounts between the years of 2026 and 2037. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 as a result of the substantial issuances of common stock in 2012 through 2019. Certain of the Company's net operating losses acquired in connection with the Ebyline and TapInfluence acquisitions also may be limited by IRC Section 382. The change in valuation allowance for the twelve months ended December 31, 2019 was an increase of $1,912,000, resulting primarily from net operating losses generated during the period. The change in valuation allowance for the twelve months ended December 31, 2018 was an increase of $5,889,000, resulting primarily from net operating losses generated during the period.

NOTE 12.     SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) as a global pandemic and recommended containment and mitigation measures worldwide. As the spread continues throughout the United States, the Company has directed all of its staff to work from home effective March 16, 2020. All of the Company’s business operations and ability to support its customers is fully functional while its employees are working from remote locations. However, the Company has begun to see impacts on its operations due to changes in advertising decisions, timing and spending priorities from customers, which will result in a negative impact to Company sales. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact. Therefore, while the Company expects this matter to negatively impact its business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. As a result, the Company is leveraging its balance sheet and has begun to draw on its secured credit facility to increase the Company’s cash position and help preserve its financial flexibility. In light of these developments, the Company will re-evaluate its goodwill and intangible assets at the end of the first quarter of 2020 and going forward.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Pursuant to the rules of the SEC, management's annual report on internal control over financial reporting is not subject to attestation by our independent registered public accounting firm and we are not required to provide an attestation report. Accordingly, BDO USA, LLP, has not issued an attestation report on our internal control over financial reporting as of December 31, 2019.

Remediation of Previously Identified Material Weakness

Management has concluded that the material weakness in internal control over financial reporting that was initially identified and described in Part I, Item 4, Control and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2017, and remained at December 31, 2018, relating to the evaluation of the application of generally accepted accounting principles for our contractual arrangements with customers, has been remediated as of December 31, 2019. As described in our Annual Report on Form 10-K for the year ended December 31, 2018, management identified appropriate additional controls including the engagement of independent third-party technical accounting experts to assist management with the adoption of new accounting and reporting requirements, the review and evaluation of significant contracts, and the related financial reporting. Management has implemented and evaluated these enhanced controls and has concluded they are designed and operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	43	Founder, Chairman of the Board, President and Chief Executive Officer
Ryan S. Schram	39	Chief Operating Officer and Director
LeAnn C. Hitchcock	50	Interim Chief Financial Officer
Brian W. Brady	61	Director, Nominating Committee Chairman
John H. Caron	62	Director
Lindsay A. Gardner	59	Director
Daniel R. Rua	51	Director, Compensation Committee Chairman
Patrick J. Venetucci	51	Director, Audit Committee Chairman

Executive Officers

Edward H. (Ted) Murphy, Founder, Chairman of the Board, President and Chief Executive Officer, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006 and Mr. Murphy has served as Chief Executive Officer and a director of IZEA since such time. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder, President and Chief Executive Officer, Mr. Murphy leads IZEA, both with his day-to-day operational leadership and with his strategic vision for IZEA and its products. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy brings to the Board extensive knowledge of the social sponsorship industry and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Ryan S. Schram, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading the company’s operations, client development, corporate strategy, customer success, marketing communications, and talent acquisition/retention efforts. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at the leading engagement marketing company, Hello World (previously ePrize). Earlier in his career, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive (now iHeartMedia). Mr. Schram holds a Bachelor of Arts degree in Management from the Eli Broad College of Business at Michigan State University. Mr. Schram joined our Board in October 2012 and brings substantial knowledge and working experience in marketing services and client development within rapidly evolving industries.

LeAnn C. Hitchcock, Interim Chief Financial Officer, joined us in September 2011 as a financial consultant and was appointed as our Chief Financial Officer in August 2014 until she resigned on August 15, 2018. After the departure of our former chief financial officer on December 4, 2019, Ms. Hitchcock stepped back in as a consultant serving as our Interim Chief Financial Officer until we find a permanent replacement for the position. Prior to working with IZEA, Ms. Hitchcock worked as the Chief Financial Officer of NBI Juiceworks in 2010 and as the SEC Compliance Officer of Workstream Inc. in 2009. From 2002 to 2009, Ms. Hitchcock worked at Galaxy Nutritional Foods as its Chief Financial Officer and later as its SEC Compliance Officer until the company was sold and privatized through a tender offer in 2009. Ms. Hitchcock started her career as an auditor with Arthur Andersen and PricewaterhouseCoopers with a strong emphasis on public companies. Ms. Hitchcock holds a Bachelor of Science degree with a double major in Accounting and Business Administration from Palm Beach Atlantic University and a Masters degree in Accounting from Florida State University.

Directors

Brian W. Brady, Director, Nominating Committee Chairman, joined our Board in August 2012. From 1995 to December 2019, Mr. Brady was the President and Chief Executive Officer of Northwest Broadcasting, Inc., and Chairman of Bryson Holdings LLC. Collectively, these companies own and operate 15 television stations in nine markets. Mr. Brady currently serves on the board of Syncbak, a privately held technology company, Terrier Media, SumTV, iPowow International, Layer3TV and TV4 Entertainment. Mr. Brady is also one of three senior advisors for Manhattan West Asset Management, an independent wealth management and high net worth financial advisory firm. Mr. Brady previously served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. He also previously served on the board of the National Association of Broadcasting (8 years), Saga Communication (9 years) and the Ferris State College Foundation Board (7 years). Mr. Brady holds a Bachelor of Science degree in advertising from Ferris State University. Mr. Brady brings to our Board more than 25 years of experience in the multi-media industry, making his input invaluable to us as we expand our portfolio of customers and platform offerings.

John H. Caron, Director, joined our Board in April 2015. Mr. Caron has 30+ years of marketing experience in the consumer packaged goods and restaurant industries. Since May 2017, Mr. Caron has served as Vice President and a director of Entrepreneurs in Action, Inc., a Florida benefit corporation, which, among other things, will be the Manager of one or more funds to invest in early-stage and start-up social enterprises. Mr. Caron has also served as an independent director on the board of Tijuana Flats since November 2015 and currently serves as its Chairman, sits on the board of Thrive Frozen Nutrition, Inc. since April 2014, and on the board of venVelo, a Central Florida early-stage venture fund, since May 2013. Prior to joining our Board, Mr. Caron was a member of our Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013, Darden’s Chief Marketing Officer from March 2010 to May 2011 and Darden’s Executive Vice President of Marketing for Olive Garden from 2003 to 2010. Before joining Darden Restaurants, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor of Science degree in Political Science from The Colorado College and a Masters degree in American Politics from New York University Department of Politics. Mr. Caron also earned a Masters in Business Administration in Marketing from New York University Stern School of Business. Mr. Caron’s decades of experience in leading and managing marketing and branding operations in highly competitive industries position him well to serve on our Board.

Lindsay A. Gardner, Director, joined our Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Currently, Mr. Gardner serves as Senior Vice President and Chief Content Officer of T-Mobile, the nation’s third-largest wireless company, where he is spearheading the company’s entry into video. Previously, he was the Chief Content Officer of Layer3TV, the first new cable operator to launch in the U.S. in a decade. Mr. Gardner joined Layer3TV in January 2015 and led its commercial launch and subsequent sale to T-Mobile. Prior to that, Mr. Gardener was a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $100 billion under management where, since May 2010, he has focused on global buyout opportunities in the media sector. From 2007 to 2010, Mr. Gardner was a partner of New York-based, MediaTech Capital Partners. From 1999 until mid-2007, Mr. Gardner led distribution, sales and marketing for Fox Networks. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board due to his significant experience in the media, technology and entertainment industries, as both an executive and a private equity investor.

Daniel R. Rua, Director, Compensation Committee Chairman, rejoined our Board in July 2012. Since November 2015, Mr. Rua has served as the Chief Executive Officer of Admiral, a private SaaS company that provides visitor relationship management and marketing automation for digital publishers. From September 2006 to May 2011, Mr. Rua served as the Executive Chairman and an early investor in our predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund, since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley’s early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led Internet protocol development at IBM’s Networking Labs in Research Triangle, from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo). Mr. Rua holds a Bachelor of Science degree in computer engineering from the University of Florida. He also earned a Juris Doctor from the University of North Carolina School of Law and a Masters in Business Administration from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua’s extensive knowledge of our products and services as a director and early investor in our predecessor, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies, position him well to serve on our Board.

Patrick J. Venetucci, Director, Audit Committee Chairman, joined our Board in December 2018. Since 2018, Mr. Venetucci has served as Chief Executive Officer of MERGE, a private equity backed company that merges creative, technology and media solutions for clients in the health, financial services and consumer industries. From 2016 to 2018, Mr. Venetucci was the President of USA Operations and Integration for Dentsu Aegis Network, one of the largest holding companies in the advertising industry. In 2013, Mr. Venetucci founded the MobileAngelo Group, a technology investment and consulting firm where he initiated a global mobile roll-up capitalized by private equity and other ventures in technology that enable digital transformation, and served as its Chief Executive Officer until 2016. From 1990 to 2013, Mr. Venetucci worked for Leo Burnett Worldwide, a global advertising network, serving as its President of Global Operations from 2009 to 2013. In this capacity, he was responsible for growing large global accounts and leading global corporate functions such as corporate strategy, Mergers and Acquisitions, enterprise technology, internal audit, procurement, and production. Before this, Mr. Venetucci was Leo Burnett’s Global Head of Human Resources where he chaired the executive compensation committee. Earlier in his career at Leo Burnett, he spent over a decade developing fully-integrated marketing campaigns for several Fortune 500 clients, and worked at Leo Burnett Tokyo for three years, where he started the company’s first digital marketing service. Mr. Venetucci has served as an advisor to several innovative public and private technology companies, including Solstice Mobile, Signal, ParqEx, and Quiver, as well as to private equity firms. Mr. Venetucci has an Masters in Business Administration in Finance and in Marketing and Entrepreneurship from the University of Chicago and a Bachelor of Arts in Communications Studies from the University of Iowa. Mr. Venetucci’s extensive knowledge of the advertising industry as well as knowledge of financial and operational issues positions him well to serve on our Board.

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

•	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file initial reports of ownership with respect to our equity securities and reports of changes in such ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of the reports that we received and written representations that no other reports were required, we believe that during the year ended December 31, 2019, all Section16(a) filings were made in a timely manner, except that Mr. Murphy filed four late Forms 4 reporting five total transactions (four relating to vesting of restricted stock units and one restricted stock award) and Mr. Schram filed a late Form 4 reporting an award of restricted stock.

Compensation Committee Interlocks and Insider Participation

Until July 26, 2019, the members of our Compensation Committee were Lindsay A. Gardner, John H. Caron and Daniel R. Rua. On July 26, 2019, Patrick J. Venetucci replaced Mr. Caron on the Compensation Committee and Mr. Rua was nominated as the Chairman of the Compensation Committee replacing Mr. Gardner as Chairman. None of the directors who served on our Compensation Committee in 2019 served as one of our employees in 2019 or has ever served as one of our officers. During 2019, none of our executive officers served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on our Board of Directors or Compensation Committee.

Board Committees
Our Board of Directors (the Board) has three active standing committees to assist it with its responsibilities. Below, we describe the three committees, the charters of which are available on our website at https://izea.com. Neither our website nor its contents are incorporated into this Annual Report.
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

     The Audit Committee is comprised of three non-employee directors. Until September 12, 2019, the members of our Audit Committee were: Jill M. Golder, John H. Caron and Daniel R. Rua. Upon the resignation of Ms. Golder in September, the Board appointed Patrick J. Venetucci to replace her position and role as Audit Committee Chairman, effective September 12, 2019. Mr. Venetucci serves as the audit committee chairperson and is designated as the “audit committee financial expert” based on his experience as an executive officer of multiple international companies, service on a compensation committee and graduate degree in finance. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.  The Audit Committee met telephonically four times during the year ended December 31, 2019.

Compensation Committee. The Compensation Committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers.  The Compensation Committee is also charged with reviewing and administering our equity incentive compensation plans, and recommending and approving grants of stock options or other awards under that plan.

The Compensation Committee is comprised of three non-employee directors. Until July 26, 2019, the members of our Compensation Committee were Lindsay A. Gardner, John H. Caron and Daniel R. Rua. On July 26, 2019, Patrick J. Venetucci replaced Mr. Caron on the Compensation Committee. The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. Mr. Rua serves as the chairman of the Compensation Committee. The Compensation Committee met six times telephonically and one time in-person as part of a regularly scheduled Board meeting during the year ended December 31, 2019, in addition to performing multiple actions through written consents.

Nominations and Corporate Governance Committee.  The purpose of the Nominations and Corporate Governance Committee is to select, or recommend for our entire Board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board.  The Nominations and Corporate Governance Committee's duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of all of our non-employee directors: Brian W. Brady, John H. Caron, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci. Mr. Brady serves as the chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee met three times during the year ended December 31, 2019, and took action by written consent.

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

Board Leadership Structure
Edward H. (Ted) Murphy has been our Chairman of the Board, President and Chief Executive Officer since 2006 when he founded IZEA. We believe that having one person, particularly Mr. Murphy with his deep industry and executive management experience, his extensive knowledge of the operations of IZEA and his own history of innovation and strategic thinking, serving as both Chairman and Chief Executive Officer is the best leadership structure for IZEA because it demonstrates to employees, customers and stockholders that we are under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. This unity of leadership promotes strategy development and execution, timely decision-making and effective management of company resources. We believe that we have been well served by this structure.
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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as our principal executive officer (“PEO”) during the year ended December 31, 2019; (ii) the two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2019; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that such individuals were not serving as an executive officer as of December 31, 2019 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($) (2)	All Other Compen-sation ($) (3)	Total ($)
Edward H. (Ted) Murphy (4)	2019	243,547	—	195,597	59,810	118,605	814	618,373
President and Chief Executive Officer	2018	242,261	—	46,715	62,975	126,521	814	479,286
Ryan S. Schram (5)	2019	259,784	—	6,124	8,758	128,415	305	403,386
Chief Operating Officer	2018	258,412	—	35,960	22,498	165,134	305	482,309
LeAnn C. Hitchcock (6)	2019	70,624	—	—	—	—	—	70,624
Interim Chief Financial Officer	2018	187,941	—	13,800	—	5,153	407	207,301
Troy J. Vanke (7)	2019	136,982	—	145	—	4,952	—	142,079
Former Chief Financial Officer	2018	—	—	—	—	—	—	—
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

(2)
Bonus amounts paid in 2019 and 2018 consisted of incentive compensation payable pursuant to each individual’s employment agreement are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(3)	Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.

(4)
For the year ended December 31, 2018, Mr. Murphy was awarded cash bonuses totaling $43,201. Additionally, Mr. Murphy's annual stock option award on November 30, 2018 was capped at 40,000 shares with a fair value of $32,966. Therefore, the Board elected to pay the $117,034 difference in fair value with a 50% cash bonus of $58,517. At the election of the Board, Mr. Murphy also received cash payments totaling $24,803 (or 50% of the fair value of the required quarterly stock bonuses) that were unable to be paid with stock options due to the annual stock option issuance cap. We paid $103,962 of the 2018 cash bonuses in 2019. For the year ended December 31, 2019, Mr. Murphy was awarded cash bonuses totaling $35,686. Additionally, Mr. Murphy's annual stock option award on on August 27, 2019 was capped at 200,000 shares with a fair value of $34,422. Therefore, the Board elected to pay the $165,578 difference in fair value with a cash payment of $82,918 and 258,312 restricted stock units with an initial fair value of $82,660 vesting in equal monthly installments over 48 months from issuance on August 29, 2019. We paid $103,962 of the 2018 cash bonuses in 2019. We paid $12,262 of the 2019 cash bonuses in 2020. See Employment Agreements below for details on Mr. Murphy's total compensation plan.

(5)
Mr. Schram's annual stock option award on January 1, 2018 was capped at 6,667 shares with a fair value of $17,636 Therefore, the Board elected to pay the $7,364 difference in fair value with a 50% cash bonus of $3,682. At the election of the Board, Mr. Schram also received cash bonuses totaling $4,530 (or 50% of the fair value of the required quarterly stock bonuses) that were unable to be paid with stock options due to an annual stock option issuance cap. We paid $54,236 of the 2018 cash bonuses in 2019. For the year ended December 31, 2019, Mr. Schram was awarded cash bonuses totaling $117,915. Additionally, Mr. Schram's annual stock option award on January 1, 2019 was capped at 6,667 shares with a fair value of $4,001 Therefore, the Board elected to pay the $20,999 difference in fair value with a 50% cash payment of $10,500. We paid $37,831 of the 2019 cash bonuses in 2020. See Employment Agreements below for details on Mr. Schram's total compensation plan.

(6)
LeAnn C. Hitchcock served as our Chief Financial Officer until her resignation date effective as of August 15, 2018. After her resignation, she provided financial consulting services for us, as needed, and was appointed as our Interim Chief Financial Officer effective December 9, 2019.

(7)	Troy Vanke was appointed as our Chief Financial Officer effective February 18 2019, and served as our Chief Financial Officer until his resignation on August 30, 2019.

Outstanding Equity Awards at Fiscal Year End
Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2019 pursuant to our equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)		Option Exercise Price ($) (1)	Option Expiration Date
Edward H. (Ted) Murphy	25,000	—		$5.00	3/1/2023
President and Chief Executive Officer	9,384	—		$5.00	3/1/2023
	219,949	—		$5.00	8/15/2023
	40,000	—		$5.20	12/26/2024
	7,300	—		$7.80	4/1/2025
	3,108	—		$8.40	7/1/2025
	3,307	—		$8.00	10/1/2025
	37,388	—		$7.80	11/30/2025
	7,778	519	(2)	$6.91	3/30/2026
	5,077	462	(2)	$5.75	5/16/2026
	6,883	1,175	(2)	$7.22	8/16/2026
	4,855	1,444	(2)	$4.72	11/17/2026
	30,833	9,167	(3)	$4.75	11/30/2026
	9,797	4,452	(4)	$4.20	3/31/2027
	7,677	4,210	(4)	$2.75	5/12/2027
	586	27,527	(2)	$1.95	8/14/2027
	20,833	19,167	(3)	$4.65	11/30/2027
	4,995	7,625	(2)	$1.34	6/5/2028
	6,260	12,519	(2)	$1.10	8/16/2028
	2,329	6,272	(2)	$1.46	11/16/2028
	10,833	29,167	(3)	$1.33	11/30/2028
	37,500	162,500	(3)	$1.06	4/23/2029
	5,978	24,765	(5)	$0.65	5/14/2029
	6,379	51,035	(5)	$0.42	8/14/2029
	20,834	179,166	(3)	$0.31	8/27/2029

Ryan S. Schram	5,000	—		$5.00	3/1/2023
Chief Operating Officer	3,750	—		$5.00	3/1/2023
	6,667	—		$5.60	1/2/2025
	1,217	—		$7.80	4/1/2025
	511	—		$8.40	7/1/2025
	560	—		$8.00	10/1/2025
	6,355	—		$7.60	1/1/2026
	1,297	86	(2)	$6.91	3/30/2026
	846	77	(2)	$5.75	5/16/2026

	1,147	196	(2)	$7.22	8/16/2026
	809	241	(2)	$4.72	11/17/2026
	5,000	1,667	(3)	$4.51	1/1/2027
	1,633	742	(2)	$4.20	3/31/2027
	1,608	804	(2)	$2.75	5/12/2027
	89	4,166	(2)	$1.95	8/14/2027
	3,334	3,333	(3)	$4.52	1/1/2028
	1,109	1,693	(2)	$1.34	6/5/2028
	1,080	2,161	(2)	$1.10	8/16/2028
	169	455	(2)	$1.46	11/16/2028
	1,667	5,000	(3)	$0.98	1/1/2029
	949	5,560	(2)	$0.65	5/14/2029
	797	8,772	(2)	$0.42	8/14/2029

LeAnn C. Hitchcock	125	—		$5.00	3/1/2023
Interim Chief Financial Officer		—

Troy J. Vanke	—	—		$—	None
Former Chief Financial Officer

(1)
Unless otherwise indicated, the option exercise price represents the closing price of our common stock on the date of grant. Each of these grants has a ten-year term, indicating that the grant date was 10 years prior to the indicated Option Expiration Date.

(2)	Represents the unvested portion of annual or quarterly bonus awards based on Key Performance Indicators, vesting in equal monthly installments over four years subsequent to the grant date.

(3)	Represents the unvested portion of annual stock options granted pursuant to an employment agreement and vesting in equal monthly installments over four years subsequent to the grant date.

(4)
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

(5)	Represents the unvested portion of annual or quarterly bonus awards based on Key Performance Indicators, vesting in equal monthly installments over three years subsequent to the grant date.

Listed below is information with respect to unvested shares of restricted stock or restricted stock units held by each Named Executive Officer as of December 31, 2019 pursuant to our equity incentive plans:

		Stock Awards
Name		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward H. (Ted) Murphy	(1)	1,172	$277
President and Chief Executive Officer	(1)	3,614	$855
	(1)	12,616	$2,985
	(1)	4,531	$1,072
	(2)	102,074	$24,151
	(2)	231,404	$54,750

Ryan S. Schram	(3)	276	$65
Chief Operating Officer	(3)	602	$142
	(3)	2,258	$534
	(3)	3,713	$878

LeAnn C. Hitchcock		—	$—
Interim Chief Financial Officer

Troy J. Vanke		—	$—
Former Chief Financial Officer

(1)
We issued 2,812 shares and 7,543 shares of restricted stock to Mr. Murphy for stock amounts owed on his second and third quarter 2017 performance bonus on August 14, 2017 and November 9, 2017, respectively. The stock was initially valued at $36,411 and vests in equal monthly installments over 48 months from issuance. On May 3, 2018, we issued 21,628 shares of restricted stock for stock amounts owed on Mr. Murphy’s 2017 annual performance bonus. On March 28, 2019, we issued 27,184 shares of restricted stock for stock amounts owed on Mr. Murphy’s 2018 annual performance bonus. The stock was initially valued at $36,427 and vests in equal monthly installments over 12 months from issuance. As of December 31, 2019, 21,933 issued shares of restricted stock are unvested with a total market value of $5,189 based on the closing stock price of $0.2366 on December 31, 2019.

(2)
On May 17, 2019, we issued 131,235 restricted stock units, which convert to an equal number common stock shares upon vesting, for stock amounts owed on Mr. Murphy’s 2019 stock bonus award under his employment agreement. The stock was initially valued at $76,510 and vests in equal monthly installments over 36 months from issuance. On August 29, 2019, we issued 258,312 restricted stock units for stock amounts owed on Mr. Murphy’s annual stock bonus award under his employment agreement. The stock was initially valued at $82,660 and vests in equal monthly installments over 36 months from issuance. As of December 31, 2019, 333,478 issued shares of restricted stock are unvested with a total market value of $78,901 based on the closing stock price of $0.2366 on December 31, 2019.

(3)
We issued 662 shares and 1,257 shares of restricted stock on August 14, 2017 and November 9, 2017, respectively, to Mr. Schram for stock amounts owed on his second and third quarter 2017 performance bonus. The stock was initially valued at $6,446 and vests in equal monthly installments over 48 months from issuance. On May 3, 2018, we issued 3,870 shares of restricted stock for stock amounts owed on Mr. Schram’s 2017 annual performance bonus. The stock was initially valued at $8,360 and vests in equal monthly installments over 48 months from issuance. On March 28, 2019, we issued 4,570 shares of restricted stock for stock amounts owed on Mr. Schram’s 2018 annual performance bonus. The stock was initially valued at $6,124 and vests in equal monthly installments over 48 months from issuance. As of December 31, 2019, 6,849 issued shares of restricted stock are unvested with a total market value of $1,620 based on the closing stock price of $0.2366 on December 31, 2019.

Employment Agreements

The following is a summary of the employment arrangements with our Named Executive Officers.

Edward H. (Ted) Murphy. On December 26, 2014, the Board signed an employment agreement (the “Previous Employment Agreement”) with Edward H. (Ted) Murphy with an initial term commencing on December 1, 2014 and ending on November 30, 2017, auto-renewing for successive one-year periods if no termination notice is provided. Pursuant to the Previous Employment Agreement, Mr. Murphy received an annual base salary of $225,000 with a guaranteed base salary increase of no less than 2% in April of each year and annual stock options with a fair value of $150,000 vesting over four years in equal monthly installments, subject to a maximum of 40,000 underlying shares. In the event that the fair market value of the stock option grant was less than $150,000, as limited by the 40,000 share cap, Mr. Murphy was entitled to receive either 50% of the difference in fair market value in cash or 100% of the value in shares of restricted stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Additionally, he was eligible for annual bonus distributions up to $85,000 in cash and $150,000 in stock options as determined by the Board, based on meeting and exceeding mutually agreed upon annual performance goals.

Effective April 21, 2019, we entered into a new employment agreement with Mr. Murphy (the “New Employment Agreement”), with an initial term commencing April 21, 2019 and ending on April 20, 2022, which superseded the Previous Employment Agreement. Following the initial term, the New Employment Agreement will automatically renew for successive one-year terms unless the Company or Mr. Murphy provides written notice of non-renewal at least 60 days prior to the end of the current term or the New Employment Agreement is otherwise terminated pursuant to its terms. Pursuant to the New Employment Agreement, Mr. Murphy receives an annual base salary of $249,900 with a guaranteed base salary increase of no less than 2% in April of each year and an automatic increase of 20% in the event that the Company reaches a market cap of $50 million for a specified amount of time. The New Employment Agreement provides for annual stock options with a fair value of $200,000 vesting over four years in equal monthly installments, subject to a maximum of 200,000 underlying shares. In the event the fair market value of the stock option grant is less than $200,000 as limited by the 200,000 share maximum, Mr. Murphy is entitled to receive the difference in fair market value through a combination of cash and restricted stock units with the same vesting schedule as the stock options, at the sole discretion of the Board. Additionally, he is eligible for an annual bonus of no less than $85,000 in cash and up to $150,000 in stock options (subject to a 200,000-share maximum, with any resulting difference in value to be paid in a combination of cash and restricted stock units, at the sole discretion of the Board), in each case paid quarterly pursuant to the terms of the New Employment Agreement. Such annual bonus will be based on the achievement of specified annual performance goals. Each such grant of stock options shall vest over three years in equal monthly installments.

Mr. Murphy's New Employment Agreement is subject to early termination (i) by the Company or Mr. Murphy for any reason upon written notice, (ii) by the Company for cause (as such term is defined in the New Employment Agreement), (iii) by Mr. Murphy for good reason (as such term is defined in the New Employment Agreement), and (iv) in the case of death or disability. If terminated, for any reason other than death, disability or cause, Mr. Murphy will be entitled to a severance of six months of his current salary and twelve months of COBRA payments. In the case of termination due to disability, Mr. Murphy will be entitled to a severance of his current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the New Employment Agreement) and Mr. Murphy's employment terminates within six months following the change of control for reasons other than for cause, then Mr. Murphy will be entitled to such amount equal to twelve months of his then current base salary and twelve months of COBRA payments. The New Employment Agreement also provides for Mr. Murphy’s eligibility to receive benefits substantially similar to those of the Company’s other executives.

In connection with the New Employment Agreement, Mr. Murphy received an option to purchase up to 200,000 shares at an exercise price of $1.06 per share with an initial fair value of $123,490 vesting in equal monthly installments over 48 months from issuance. Additionally, he received 131,235 restricted stock units initially valued at $76,510, vesting in equal monthly installments over 36 months from issuance commencing May 17, 2019.

LeAnn C. Hitchcock. Ms. Hitchcock joined us in September 2011 as a financial consultant and was appointed as our Chief Financial Officer in August 2014 until she resigned on August 15, 2018. During this time, and pursuant to an employment agreement dated August 25, 2014, Ms. Hitchcock’s annual base salary was $200,000 and she was eligible for bonus distributions as determined by the Board, based on meeting and exceeding mutually agreed upon annual performance goals. Following her resignation in 2018, Ms. Hitchcock provided financial consulting services for us, as needed, and was re-appointed as our Interim Chief Financial Officer effective December 9, 2019. We paid Ms. Hitchcock an aggregate of $70,624 and $40,189 for her consulting services for the years ended December 31, 2019 and 2018, respectively.

Ryan S. Schram. On January 25, 2015, we entered into an amended and restated executive employment agreement, effective January 1, 2015, with Ryan S. Schram to serve as our Chief Operating Officer through December 31, 2017. The agreement auto-renews for successive one-year periods if no termination notice is provided. Per the agreement, Mr. Schram receives an annual base salary of $240,000 with an annual increase of no less than 2% on April 1st of each year beginning on April 1, 2015. Additionally, on January 1st each year, Mr. Schram receives annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock shall not exceed 6,667 shares. In the event the fair market value of the stock option grant is less than $25,000 as limited by the 6,667 share cap, Mr. Schram will be entitled to receive either 50% of the difference in fair market value in cash or 100% of the difference in fair market value in restricted stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Mr. Schram will also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on our gross revenue. If Mr. Schram is terminated for any reason other than death, disability or cause, or if he resigns for good reason (as those terms are defined in his employment agreement), Mr. Schram will be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram fails to retain his responsibilities, will be deemed to constitute good reason under his employment agreement.
Troy J. Vanke. Effective February 18, 2019, we entered into an employment agreement with Troy J. Vanke pursuant to which he would receive an annual base salary of $250,000 and would be eligible for bonus distributions as determined by the Board, based on meeting and exceeding mutually agreed upon annual performance goals. Mr. Vanke resigned as our Chief Financial Officer on August 30, 2019.

Equity Incentive Plans

In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc., which was amended and restated in 2018 (the “May 2011 Plan”). At our 2019 Annual Meeting of Stockholders held on December 12, 2019, the stockholders approved the amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows us to award restricted stock, restricted stock units and stock options, covering up to 4,500,000 shares of common stock as incentive compensation for our employees and consultants. On August 22, 2011, we adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2019, awards of 440,482 shares have been exercised under the May 2011 Plan and the August 2011 Plan.

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

At our 2018 Annual Meeting of Stockholders held on December 18, 2018, stockholders holding a majority of our outstanding shares of common stock, upon previous recommendation and approval of our Board, adopted the amended IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of our common stock thereunder. Any employee regularly employed by us for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the ESPP. The ESPP will operate in successive six-month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by our Board. As of December 31, 2019, 89,183 shares have been issued under the ESPP.

The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	1,357,837	$3.24	2,339,244
Equity compensation plans not approved by security holders	—	—	—
Total	1,357,837	$3.24	2,339,244

(1) As of December 31, 2019, we had 1,357,837 shares of common stock reserved for future issuance under our May 2011 Equity Incentive Plan, 4,375 shares of common stock reserved for future issuance under our August 2011 Equity Incentive Plan and 410,817 shares of common stock reserved for future issuance under our 2014 Employee Stock Purchase Plan.

As of March 27, 2020, we had 35,077,660 shares of common stock issued, outstanding stock options to purchase 1,349,002 shares of our common stock at an average exercise price of $3.18 per share, unvested restricted stock units of 1,030,225 shares with an intrinsic value of $182,350, and outstanding warrants to purchase 12,500 shares of our common stock at an average exercise price of $10.20 per share.

Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director of IZEA, during the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Brian W. Brady (1)	26,000	25,000	—	51,000
John H. Caron (2)	30,000	25,000	—	55,000
Lindsay A. Gardner (3)	26,000	25,000	—	51,000
Jill M. Golder (4)	22,000	16,665	—	38,665
Daniel R. Rua (5)	30,000	25,000	—	55,000
Patrick J. Venetucci (6)	27,000	25,000	—	52,000
_________________

(1)
On August 7, 2012, we appointed Brian W. Brady to our Board. In 2019, Mr. Brady received 14,793 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2019. Mr. Brady also received cash compensation of $26,000 in accordance with the non-employee director compensation program effected in March 2013.

(2)
On April 13, 2015, we appointed John H. Caron to our Board. In 2019, Mr. Caron received 14,793 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2019. Mr. Caron also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(3)
On December 10, 2013, we appointed Lindsay A. Gardner to our Board. In 2019, Mr. Gardner received 14,793 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2019. Mr. Gardner also received cash compensation of $26,000 in accordance with the non-employee director compensation program effected in March 2013.

(4)
On May 26, 2015, we appointed Jill M. Golder to our Board. In 2019, Ms. Golder received 14,793 shares of restricted stock originally valued at $25,000 upon issuance. Upon her resignation effective September 12, 2019, Ms. Golder forfeited 4,932 unvested shares of restricted stock with an initial value of $8,335. The value of these shares was expensed as the shares vested in equal monthly installments from January through August 2019. Ms. Golder also received cash compensation of $22,000 in accordance with the non-employee director compensation program effected in March 2013.

(5)
On July 31, 2012, we reappointed Daniel R. Rua to our Board. In 2019, Mr. Rua received 14,793 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2019. Mr. Rua also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

(6)
On December 18, 2018, we appointed Patrick J. Venetucci to our Board. Mr. Venetucci received 14,793 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2019. Mr. Rua also received cash compensation of $30,000 in accordance with the non-employee director compensation program effected in March 2013.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table presents information with respect to the beneficial ownership of our common stock as of March 27, 2020 by:

•	each person or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors and named executive officers; and,

•	all of our directors and executive officers as a group.

The number of shares of our common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 27, 2020, or by May 26, 2020, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. The information relating to our 5% beneficial owners is based on information we received from such holders.
Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them and the address of each person named in the following table is c/o IZEA Worldwide, Inc. at 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	964,672	2.7%
Ryan S. Schram (3)	83,899	*
LeAnn C. Hitchcock (4)	12,557	*
Troy J. Vanke (5)	43,080	*
Brian W. Brady (6)	1,527,588	4.4%
John H. Caron (7)	136,067	*
Lindsay A. Gardner (8)	196,658	*
Daniel R. Rua (9)	131,734	*
Patrick J. Venetucci (10)	97,918	—%
All executive officers and directors as a group (9 persons) (11)	3,194,173	8.9%
* Less than 1%

(1)	Applicable percentage of ownership for each holder is based on 35,077,660 shares outstanding as of March 27, 2020.

(2)
Includes 345,572 outstanding common shares, exercisable stock options to purchase 601,044 shares of common stock, and 18,056 restricted stock units expected to vest within the 60 days under our May 2011 Equity Incentive Plan.

(3)
Includes 29,257 outstanding common shares, exercisable stock options to purchase 51,100 shares of common stock, and 3,542 restricted stock units expected to vest within the 60 days under our May 2011 Equity Incentive Plan.

(4)	Includes 12,432 outstanding common shares and exercisable stock options to purchase 125 shares of common stock under our May 2011 Equity Incentive Plan.

(5)	Includes 43,080 outstanding common shares.

(6)	Includes 1,517,081 outstanding common shares and exercisable stock options to purchase 10,507 shares of common stock under our May 2011 Equity Incentive Plan.

(7)	Includes 133,567 outstanding common shares and exercisable stock options to purchase 2,500 shares of common stock under our May 2011 Equity Incentive Plan.

(8)	Includes 195,504 outstanding common shares and exercisable stock options to purchase 1,154 shares of common stock under our May 2011 Equity Incentive Plan.

(9)	Includes 122,144 outstanding common shares and exercisable stock options to purchase 9,590 shares of common stock under our May 2011 Equity Incentive Plan.

(10)	Includes 92,918 outstanding common shares and exercisable stock options to purchase 5,000 shares of common stock under our May 2011 Equity Incentive Plan.

(11)
For all executive officers and directors as a group, this amount includes 2,491,155 outstanding common shares, exercisable stock options to purchase 681,020 shares of common stock and 21,598 restricted stock units expected to vest within the 60 days under our Equity Incentive Plans as further detailed in footnotes (2) through (10) above.

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

On September 21, 2018, the Company completed an underwritten public offering of 1,407,333 shares of the Company's common stock at a public offering price of $1.50 per share. The net proceeds for all shares sold in the public offering were approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company totaling approximately $290,000. Mr. Edward Murphy, the Company's Chief Executive Officer and a Company director, participated in the public offering and purchased 3,000 shares of stock.

On May 10, 2019, the Company closed on its underwritten registered public offering of 14,285,714 shares of common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $10 million. The net proceeds to the Company were approximately $9.2 million. Mr. Edward Murphy, the Company’s Chief Executive Officer and a Company director, and Mr. Troy J. Vanke, the Company’s former Chief Financial Officer, participated in the public offering and purchased 21,428 and 42,857 shares of stock, respectively.

Director Independence

The Board has determined that Brian W. Brady, John H. Caron, Lindsay A. Gardner, Daniel R. Rua and Patrick J. Venetucci are “independent directors” as defined in Nasdaq Listing Rule 5605(a)(2).  As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.

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

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by BDO:

	Twelve Months Ended December 31,
	2019	2018
Audit Fees (1)	$255,589	$301,220
Audit-Related Fees (2)	—	33,000
Tax Fees (3)	28,534	25,414
All Other Fees (4)	—	—
Total	$284,123	$359,634

(1)	“Audit Fees” means the aggregate fees billed by the principal accountant for each of the last two fiscal years for professional services rendered for the audit and review of financial statements.

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

2.3
Amendment No. 1 to Stock Purchase Agreement, dated as of October 21, 2016, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018).

2.4
Amendment No. 2 to Stock Purchase Agreement, dated as of July 17, 2018, by and among IZEA, Inc., ZenContent, Inc. and the Stockholders of ZenContent, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018).

2.5
Agreement and Plan of Merger, dated as of July 11, 2018, by and among IZEA, Inc., IZEA Merger Sub, Inc., TapInfluence, Inc., certain stockholders of TapInfluence, Inc. and the stockholders' representative (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 12, 2018).

2.6
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

3.10	*	Articles of Merger of IZEA Worldwide, Inc. filed with the Secretary of State of the State of Nevada effective December 17, 2019.
4.1	*	Description of Common Stock of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	(a)	2011 B Equity Incentive Plan as of August 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011).
10.2
Business Financing Agreement, dated as of March 1, 2013, between the Company and Bridge Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013).

10.3	(a)	2011 Equity Incentive Plan, As Amended and Restated December 12, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2019).
10.4	(a)
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
Amended and Restated Employment Agreement between IZEA, Inc. and Edward Murphy dated April 21, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2019).

10.7	(a)
Amended and Restated Executive Employment Agreement between IZEA, Inc. and Ryan Schram dated January 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

10.8
Business Financing Modification Agreement, dated as of April 13, 2015, by and between IZEA, Inc., Ebyline, Inc. and Bridge Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2015).

10.9
Business Financing Modification Agreement and Consent, dated as of August 30, 2018, by and among IZEA Worldwide, Inc., Ebyline, Inc., TapInfluence, Inc. and Western Alliance Bank (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

10.10	(a)
Employment Agreement between IZEA Worldwide, Inc. and Troy J. Vanke effective February 18, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 7, 2019).

10.11	(a)
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
The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

March 30, 2020	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 30, 2020	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 30, 2020
Edward H. Murphy
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ LeAnn C. Hitchcock	March 30, 2020
LeAnn C. Hitchcock
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	March 30, 2020
Ryan S. Schram
Chief Operating Officer and Director
/s/ Brian W. Brady	March 30, 2020
Brian W. Brady
Director
/s/ John H. Caron	March 30, 2020
John H. Caron
Director
/s/ Lindsay A. Gardner	March 30, 2020
Lindsay A. Gardner
Director
/s/ Daniel R. Rua	March 30, 2020
Daniel R. Rua
Director
/s/ Patrick J. Venetucci	March 30, 2020
Patrick J. Venetucci
Director