Form 10-Q
period 2020-03-31
IZEA Worldwide, Inc.
filed 2020-05-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 N. Orlando Avenue, Ste 313, PMB 247 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:   (407) 674-6911
Former address, if changed since last report: 480 N. Orlando Avenue, Suite 200, Winter Park, FL 32789
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of May 12, 2020, there were 35,103,429 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$5,634,441	$5,884,629
Accounts receivable, net	3,977,571	5,596,719
Prepaid expenses	423,419	400,181
Other current assets	37,097	153,031
Total current assets	10,072,528	12,034,560

Property and equipment, net	317,154	309,780
Goodwill	4,016,722	8,316,722
Intangible assets, net	1,246,526	1,611,516
Software development costs, net	1,470,334	1,519,980
Security deposits	151,184	151,803
Total assets	$17,274,448	$23,944,361

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,130,791	$2,252,536
Accrued expenses	1,604,588	1,377,556
Contract liabilities	5,597,479	6,466,766
Line of credit	1,162,924	—
Right-of-use liability	—	83,807
Total current liabilities	9,495,782	10,180,665

Finance obligation, less current portion	65,609	45,673
Total liabilities	9,561,391	10,226,338

Commitments and Contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 34,773,051 and 34,634,172, respectively, issued and outstanding	3,477	3,464
Additional paid-in capital	74,257,810	74,099,328
Accumulated deficit	(66,548,230)	(60,384,769)
Total stockholders’ equity	7,713,057	13,718,023
Total liabilities and stockholders’ equity	$17,274,448	$23,944,361

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2020	2019
Revenue	$4,763,668	$4,793,756

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,140,517	2,099,291
Sales and marketing	1,523,143	1,357,667
General and administrative	2,417,838	2,612,054
Impairment of goodwill	4,300,000	—
Depreciation and amortization	501,269	436,224
Total costs and expenses	10,882,767	6,505,236

Loss from operations	(6,119,099)	(1,711,480)

Other income (expense):
Interest expense	(6,618)	(128,464)
Other income (expense), net	(37,744)	9,364
Total other expense, net	(44,362)	(119,100)

Net loss	$(6,163,461)	$(1,830,580)

Weighted average common shares outstanding – basic and diluted	34,681,198	12,575,458
Basic and diluted loss per common share	$(0.18)	$(0.15)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315
Stock issued for payment of acquisition liability	660,136	66	1,075,956	—	1,076,022
Stock issued for payment of services	22,188	2	37,496	—	37,498
Stock issuance costs	—	—	(2,190)	—	(2,190)
Stock-based compensation	54,076	5	111,693	—	111,698
Net loss	—	—	—	(1,830,580)	(1,830,580)
Balance, March 31, 2019	12,812,108	$1,281	$61,534,711	$(54,925,229)	$6,610,763

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(60,384,769)	$13,718,023
Stock issued for payment of services	97,655	10	31,240	—	31,250
Stock issuance costs	—	—	(2,326)	—	(2,326)
Stock-based compensation	41,224	3	129,568	—	129,571
Net loss	—	—	—	(6,163,461)	(6,163,461)
Balance, March 31, 2020	34,773,051	$3,477	$74,257,810	$(66,548,230)	$7,713,057

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,163,461)	$(1,830,580)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	35,629	38,476
Amortization of software development costs and other intangible assets	465,640	397,748
Impairment of intangible assets	4,300,000	—
Loss on disposal of equipment	—	(515)
Provision for (recovery of) losses on accounts receivable	33,305	(29,940)
Stock-based compensation, net	129,571	151,214
Fair value of stock issued for payment of services	31,250	37,498
Gain on settlement of acquisition costs payable	—	191,439
Changes in operating assets and liabilities:
Accounts receivable	1,585,843	1,035,594
Prepaid expenses and other current assets	(15,135)	133,594
Accounts payable	(1,121,745)	(369,100)
Accrued expenses	215,375	655,823
Contract liabilities	(869,287)	506,974
Right-of-use asset	24,024	(33,026)
Net cash (used for) provided by operating activities	(1,348,991)	885,199
Cash flows from investing activities:
Purchase of equipment	—	(2,383)
Software development costs	(51,004)	(346,789)
Security deposits	619	2,987
Net cash used for investing activities	(50,385)	(346,185)
Cash flows from financing activities:
Net proceeds from (repayments on) line of credit	1,162,924	(190,041)
Payments on finance obligation	(11,410)	—
Stock issuance costs	(2,326)	(2,190)
Net cash provided by (used for) financing activities	1,149,188	(192,231)

Net (decrease) increase in cash and cash equivalents	(250,188)	346,783
Cash and cash equivalents, beginning of year	5,884,629	1,968,403

Cash and cash equivalents, end of period	$5,634,441	$2,315,186

Supplemental cash flow information:
Interest paid	$1,368	$125,194

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$43,003	$—
Common stock issued for payment of acquisition liability	$—	$1,076,022
Fair value of common stock issued for future services, net	$125,000	$192,550

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
The Company’s primary technology platform, The IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. Until December 2019 when it was merged into IZEAx, the Company operated the Ebyline technology platform, which was originally designed as a self-service content marketplace to replace editorial newsrooms in news agencies with a “virtual newsroom” to handle their content workflow. In July 2016, the Company acquired the ZenContent technology platform to use as an in-house workflow tool that enables the Company to produce highly scalable, multi-part production of content for both e-commerce entities and brand customers. The TapInfluence technology platform, acquired in 2018, performed in a similar manner to IZEAx and was being utilized by the majority of the TapInfluence customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns. After the migration of the last customers to IZEAx from the Ebyline platform in December 2019 and from the TapInfluence platform in February 2020, all marketplace revenue is solely generated from the IZEAx platform.

Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) as a global pandemic and recommended containment and mitigation measures worldwide. As the spread continued throughout the United States, the Company directed all of its staff to work from home effective March 16, 2020. All of the Company’s business operations and ability to support its customers is fully functional while its employees are working from remote locations. However, the Company has begun to see impacts on its operations due to changes in advertising decisions, timing and spending priorities from customers, which will result in a negative impact to Company bookings and future revenue. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact. Therefore, while the Company expects this matter to negatively impact its business, such events are generally outside of the Company’s control and could have a material adverse impact on the Company’s business, results of operations, and financial position in future periods. As a result, the Company is leveraging its balance sheet and has drawn on its secured credit facility to increase the Company’s cash position and help preserve its financial flexibility.

In light of the adverse economic conditions caused by the COVID-19 pandemic, the Company implemented average temporary salary and wage reductions of 20%, including a 21% reduction in base salary agreed to by the Company’s Chief Executive Officer and Chief Operating Officer. These salary reductions were effective as of April 6, 2020 until the earlier of December 31, 2020 or the Company’s restoring normal payroll rates to the majority of its employees. Members of the Company’s Board of Directors also agreed to a similar temporary reduction to their fees. Additionally, the Company did not renew leases for its headquarters and temporary office spaces as additional means to reduce fixed costs during this time. The Company intends to have all employees to work from home for the foreseeable future to protect the health and safety of its workers. There can be no assurance that the Company will return to a typical office environment in the future, nor can the Company say what that office environment may look like.

In addition to salary reductions, the Company has also temporarily reduced certain employee benefits, implemented a new employee hiring freeze, reduced and shifted marketing expense, and eliminated travel expense for the near term future. These

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

measures may not be sustainable and could prove detrimental long term. Therefore, management will be reviewing these initial actions and other options in conjunction with the changing internal and external economic conditions on an ongoing basis.

Liquidity and Going Concern
The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $66,548,230 as of March 31, 2020. For the three months ended March 31, 2020, the Company had a net loss of $6,163,461. The Company's cash balance as of March 31, 2020 was $5,634,441 and the Company's operating activities used cash of $1,348,991 for the three months ended March 31, 2020.

Given the Company’s small market cap, extreme volatility and uncertainty in the financial markets, along with a line of credit that is only available on eligible accounts receivable invoices, coupled with expected reductions in future orders and receivables upon which to access funding, the Company applied for and on April 23, 2020 received a loan from Western Alliance Bank in the principal amount of $1,905,100 (the “SBA Loan”), under the Paycheck Protection Program, which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in order to retain its employees during this time of uncertainty.

With the cash on hand as of March 31, 2020, in addition to the SBA Loan (see Note 10), along with expected future draws on our credit line with Western Alliance Bank using future receivables, as available, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on our current estimates of revenue and expenses for 2020.

Basis of Presentation
The accompanying consolidated balance sheet as of March 31, 2020, the consolidated statements of operations for the three months ended March 31, 2020 and 2019, the consolidated statements of stockholders' equity for the three months ended March 31, 2020 and 2019, and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has considered the effect of COVID-19 on the assumptions and estimates used in the preparation of the March 31, 2020 financial statements and determined that there were no other material adverse effects on the Company’s results of operations and financial position as of March 31, 2020 other than the goodwill impairment disclosed in Note 3.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of net trade receivables and unbilled receivables. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represent amounts owed for work that has been performed, but not yet billed. The Company had trade receivables of $3,706,756 and unbilled receivables of $270,815 at March 31, 2020. The Company had trade receivables of $5,106,314 and unbilled receivables of $490,405 at December 31, 2019. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve of $175,000 and $145,000, for doubtful accounts as of March 31, 2020 and December 31, 2019, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2020 and 2019.

Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s acquisition of TapInfluence, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had one customer that accounted for more than 12% of total accounts receivable at March 31, 2020 and no customers that accounted for an aggregate of more than 10% of total accounts receivable at December 31, 2019. The Company had no customers that accounted for more than 10% of its revenue during the three months ended March 31, 2020 or 2019.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense in the consolidated statements of operations. There were no material impairment charges associated with the Company’s long-lived tangible assets during the three months ended March 31, 2020 and 2019.

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

The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. For instance, in March 2020, the Company identified triggering events, including the reduction in its

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

projected revenue related to COVID-19 and the continuation of a market capitalization below the Company’s carrying value and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19, and performed an interim assessment of goodwill, as described in Note 3. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of March 31, 2020.

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

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Revenue Recognition
The Company historically generated revenue from five primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”) (4) revenue from transactions generated by the self-service use of the Company's Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of the Company's platforms (“Other”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended March 31, 2020 and 2019 were approximately $168,000 and $78,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. We are currently examining the impact that the CARES Act may have on our business and tax positions.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1 or 2 financial assets or liabilities. The Company’s Level 3 financial liabilities measured at fair value included its right-of-use liability as of December 31, 2019. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, contract liabilities, and accrued expenses. Unless otherwise disclosed, the fair values of the Company’s long-term debt obligations approximate their carrying value based upon current rates available to the Company.

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

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2020 and 2019:

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2020	March 31, 2019
Expected term	6 years	6 years
Weighted average volatility	101.92%	63.37%
Weighted average risk-free interest rate	1.71%	2.52%
Expected dividends	—	—
Weighted average expected forfeiture rate	15.32%	7.82%
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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Fair Value Measurements: In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company fair valued its right-of-use liability outstanding at December 31, 2019 as a Level 3. The adoption of ASU 2018-13 on January 1, 2020 was not material to the Company’s consolidated financial statements.

Collaborative Arrangements: In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The guidance makes targeted improvements to GAAP for collaborative arrangements including: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and (iii) requiring that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied retrospectively to the date of initial application of ASC 606. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in ASC 606. The Company adopted ASU 2018-18 on January 1, 2020 and applied the amendments only to contracts that were not completed as of such date. The adoption of ASU 2018-18 was not material to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company believes this guidance will not have a material impact on its financial statements.

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$298,205	$298,205
Office equipment	86,884	86,884
Computer equipment	498,011	455,008
Leasehold improvements	338,018	338,018
Total	1,221,118	1,178,115
Less accumulated depreciation and amortization	(903,964)	(868,335)
Property and equipment, net	$317,154	$309,780
Depreciation and amortization expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations was $35,629 and $38,476 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	March 31, 2020		December 31, 2019		Useful Life (in years)
	Balance	Accumulated Amortization	Balance	Accumulated Amortization
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	758,667	820,000	622,167	5
Self-service content customers	2,810,000	1,654,444	2,810,000	1,437,778	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	141,499	166,469	133,175	5
Embedded non-compete provision	28,000	23,333	28,000	19,833	2
Total	$6,211,469	$4,964,943	$6,211,469	$4,599,953

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	March 31, 2020	December 31, 2019
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Total	$6,211,469	$6,211,469
Less accumulated amortization	(4,964,943)	(4,599,953)
Intangible assets, net	$1,246,526	$1,611,516
The Company is amortizing the identifiable intangible assets over a remaining weighted-average period of one year, four months. For the three months ended March 31, 2020 and 2019, there were no impairment charges associated with the Company's identifiable intangible assets.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations was $364,990 and $322,907 for the three months ended March 31, 2020 and 2019, respectively.
The portion of this amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of revenue was $136,500 and $56,500 for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Intangible Asset Amortization Expense
Remainder of 2020	$714,137
2021	532,389
Total	$1,246,526

The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2019	8,316,722
Acquisitions, impairments or other changes during 2020	(4,300,000)
Balance on March 31, 2020	$4,016,722

In March 2020, the Company identified triggering events due to the reduction in its projected revenue related to COVID-19 and the continuation of a market capitalization below the Company’s carrying value and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. The Company performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of the Company as of March 31, 2020 exceeded the fair value. As a result of the valuation, the Company recorded a $4.3 million impairment of goodwill in the three months ended March 31, 2020.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS
Software development costs consists of the following:

	March 31, 2020	December 31, 2019
Software development costs	$2,724,021	$2,673,017
Less accumulated amortization	(1,253,687)	(1,153,037)
Software development costs, net	$1,470,334	$1,519,980
The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating, and direct payments for the

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Company’s self-service customers. The Company capitalized software development costs of $51,004 and $346,789 during the three months ended March 31, 2020 and 2019, respectively. As a result, the Company has capitalized a total of $2,724,021 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of March 31, 2020.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service. Amortization expense on software development costs that is presented separately from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $100,650 and $74,842 for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2020	$304,039
2021	393,283
2022	337,916
2023	297,127
2024	115,206
Thereafter	22,763
Total	$1,470,334

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accrued payroll liabilities	$1,395,847	$1,202,765
Accrued taxes	112,675	117,698
Current portion of finance obligation	28,603	26,837
Accrued other	67,463	30,256
Total accrued liabilities	$1,604,588	$1,377,556

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Secured Credit Facility

The Company has a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to the secured credit facility agreement, as amended, the Company may submit requests for funding up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. This agreement is secured by the Company’s accounts receivable and substantially all of the Company’s other assets. The Modification Agreement automatically renews in April of each year and requires the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000. Interest accrues on the advances at the rate of prime plus 1.5% per annum and the default rate of interest is prime plus 7%.

The Company had $1,162,924 outstanding under this secured credit facility as of March 31, 2020 and $0 outstanding as of December 31, 2019. This outstanding balance was secured by trade accounts receivable balances of $1,453,655 as of March 31, 2020.

As of March 31, 2020, the Company had a net trade accounts receivable balance of $3,706,756 of which $1,453,655 was used to secure the outstanding balance under the credit facility as of March 31, 2020. Assuming that all of the Company’s remaining trade accounts receivable balance was eligible for funding, the Company would have approximately $1.8 million in available credit under the agreement as of March 31, 2020.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The annual fees are capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. During the three months ended March 31, 2020 and 2019, the Company amortized $5,250 and $8,411 of the secured credit facility costs through interest expense. The remaining value of the capitalized loan costs related to the secured credit facility as of March 31, 2020 is $1,750; this amount will be amortized to interest expense over the next month.

Lease Commitments

The Company’s corporate headquarters were located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida until its lease expired on April 30, 2020. The Company has not yet entered into any new lease agreement for its headquarters due to its current work from home policy enacted on March 16, 2020 as a result of the outbreak of the novel coronavirus (COVID-19). The Company also occupied flexible office space under monthly, quarterly or semi-annual membership contracts in Los Angeles, San Francisco, Denver, Chicago, and Toronto during the three months ended March 31, 2020, but the contracts for Los Angeles, San Francisco and Toronto were not renewed upon expiration of their terms on April 30, 2020.

Upon the January 1, 2019 adoption of ASU No. 2016-02, Leases, the Company had one material lease greater than 12 months in duration which is associated with its corporate headquarters in Winter Park, Florida. The adoption of this standard resulted in the Company recording a right-of-use asset of $410,852 and an associated right-of-use liability of $399,892. The operating right-of-use liability was determined based on the present value of the remaining minimum rental payments using the Company’s average incremental borrowing rate 9.5% and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for a deferred rent balance, which was previously included in current liabilities.

The right-of-use asset and liability was fully amortized as of March 31, 2020. During the three months ended March 31, 2020, the Company recorded $24,024 of accretion on this right-of-use liability through rent expense in general and administrative expenses.

The Company has no obligations under finance leases as of March 31, 2020. Total operating lease expense and other short-term lease expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $147,983 and $154,697 for the three months ended March 31, 2020 and 2019, respectively. Cash paid for the one operating lease was approximately $85,000 during each of the three months ended March 31, 2020 and 2019, respectively.

Litigation

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

Stock Issued for Acquisitions

On January 26, 2019, pursuant to a Merger Agreement with TapInfluence, the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement.

Equity Incentive Plans

In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (the “May 2011 Plan”). At the Company’s 2019 Annual Meeting of Stockholders held on December 12, 2019, the stockholders approved an amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows the Company to award restricted stock, restricted stock units and stock options covering up to 4,500,000 shares of common stock as incentive compensation for its employees and consultants. As of March 31, 2020, the Company had 1,275,732 shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of March 31, 2020, the Company had 4,375 shares of common stock available for future grants under the August 2011 Plan.

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

On January 31, 2019, the Company issued its six independent directors a total of 88,758 shares of restricted common stock initially valued at $150,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2019. Ms. Golder forfeited 4,932 of these shares valued at $8,335 upon her resignation from the board of directors in September 2019.

On January 31, 2020, the Company issued its five independent directors a total of 390,625 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2020.

The following table contains summarized information about restricted stock issued during the year ended December 31, 2019 and the three months ended March 31, 2020:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	57,984	$3.70	1.4
Granted	120,512	1.60
Vested	(139,157)	2.24
Forfeited	(8,057)	3.18
Nonvested at December 31, 2019	31,282	$2.15	1.9
Granted	390,625	0.32
Vested	(104,833)	0.42
Forfeited	—
Nonvested at March 31, 2020	317,074	$0.47	0.8

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and earnings per share until such time as the restricted stock vests.

Expense recognized on restricted stock issued to non-employees for services during the three months ended March 31, 2020 and 2019 was $31,250 and $37,498, respectively. Expense recognized on restricted stock issued to employees during the three months ended March 31, 2020 and 2019 was $13,535 and $38,412, respectively.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The fair value of the Company’s common stock on March 31, 2020 was $0.20 per share and the intrinsic value on the non-vested restricted stock as of March 31, 2020 was $63,415. Future compensation expense related to issued, but nonvested restricted stock awards as of March 31, 2020 is $148,282. This value is estimated to be recognized over the weighted-average vesting period of approximately 10 months.

Restricted Stock Units

The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.

The Company issued 84,994 restricted stock units on January 3, 2020 to Mr. Ryan Schram, its Chief Operating Officer, under the terms of his employment agreement. The restricted stock units were initially valued at $23,739 and vest in equal monthly installments over 48 months from issuance. The Company also issued 100,000 restricted stock units on January 3, 2020 to Mr. Schram as additional incentive compensation. The restricted stock units were initially valued at $27,930 and vest in a lump sum 12 months from issuance.

On January 3, 2020, the Company issued a total of 500,000 shares of restricted common stock initially valued at $139,650 to twenty employees as additional incentive compensation. The restricted stock units vest in a lump sum 12 months from issuance.

The following table contains summarized information about restricted stock units during the year ended December 31, 2019 and the three months ended March 31, 2020:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	160,000	$1.04	1.0
Granted	410,437	0.40
Vested	(149,290)	0.79
Forfeited	(54,335)	1.04
Nonvested at December 31, 2019	366,812	$0.42	3.2
Granted	684,994	0.28
Vested	(34,046)	0.31
Forfeited	(5,000)	0.28
Nonvested at March 31, 2020	1,012,760	$0.32	1.8

The fair value of the Company’s common stock on March 31, 2020 was $0.20 per share and the intrinsic value on the non-vested restricted units as of March 31, 2020 was $202,552. Expense recognized on restricted stock units issued to employees during the three months ended March 31, 2020 and 2019 was $56,607 and $32,465, respectively. As of March 31, 2020, future compensation related to restricted stock units expected to vest of $327,493 is estimated to be recognized over the weighted-average vesting period of approximately 1.8 years.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

A summary of option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2019 and the three months ended March 31, 2020, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2018	1,040,477	$5.23	6.5
Granted	586,552	0.67
Expired	(147,313)	7.59
Forfeited	(121,879)	2.70
Outstanding at December 31, 2019	1,357,837	$3.24	7.2
Granted	8,917	0.25
Expired	—	—
Forfeited	(20,399)	5.36
Outstanding at March 31, 2020	1,346,355	$3.18	7.0

Exercisable at March 31, 2020	795,928	$4.64	5.7

During the three months ended March 31, 2020 and 2019, no options were exercised. The fair value of the Company's common stock on March 31, 2020 was $0.20 per share and the intrinsic value on outstanding options as of March 31, 2020 was $0. The intrinsic value on exercisable options as of March 31, 2020 was $0.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2019 and the three months ended March 31, 2020, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	300,510	$0.80	2.4
Granted	586,552	0.40
Vested	(197,202)	1.44
Forfeited	(89,081)	0.80
Nonvested at December 31, 2019	600,779	$0.64	3.0
Granted	8,917	0.16
Vested	(56,128)	1.20
Forfeited	(3,141)	0.88
Nonvested at March 31, 2020	550,427	$0.56	2.8

Expense recognized on stock options issued to employees during the three months ended March 31, 2020 and 2019 was $59,051 and $90,000, respectively. Future compensation related to nonvested awards as of March 31, 2020 expected to vest of $285,236 is estimated to be recognized over the weighted-average vesting period of approximately 3.0 years.

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the three months ended March 31, 2020 and 2019:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Grant Date Fair Value
March 31, 2019	30,542	$1.46	6 years	63.37%	2.52%	$0.91
March 31, 2020	8,917	$0.25	6 years	101.92%	1.71%	$0.16

There were outstanding options to purchase 1,346,355 shares with a weighted average exercise price of $3.18 per share, of which options to purchase 795,928 shares were exercisable with a weighted average exercise price of $4.64 per share as of March 31, 2020.

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

As of March 31, 2020, the Company had 410,817 remaining shares of common stock available for future grants under the ESPP.

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

Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and the employee stock purchase plan issuances during the three months ended March 31, 2020 and 2019 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$7,004	$2,886
Sales and marketing	$22,056	$6,336
General and administrative	$100,511	$151,655
Total stock-based compensation	$129,571	$160,877

Share Repurchase Program

On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company may repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. As of March 31, 2020, the Company had not repurchased any shares of common stock under the share repurchase program.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss	$(6,163,461)	$(1,830,580)
Weighted average shares outstanding - basic and diluted	34,681,198	12,575,458
Basic and diluted loss per common share	$(0.18)	$(0.15)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2020	March 31, 2019
Stock options	1,358,501	1,032,095
Restricted stock units	812,687	142,385
Restricted stock	386,209	106,891
Warrants	13,709	17,500
Total excluded shares	2,571,106	1,298,871

NOTE 9.    REVENUE
The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended March 31,
	2020	2019
Managed Services Revenue	$4,125,061	$3,867,232

Legacy Workflow Fees	—	47,330
Marketplace Spend Fees	166,293	374,653
License Fees	416,816	491,094
SaaS Services Revenue	583,109	913,077

Other Revenue	55,498	13,447
Total Revenue	$4,763,668	$4,793,756

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended March 31,
	2020	2019
United States	$4,578,008	$4,275,419
Canada	185,660	518,337
Total	$4,763,668	$4,793,756

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2020	December 31, 2019
Accounts receivable, net	$3,977,571	$5,596,719
Contract liabilities (unearned revenue)	$5,597,479	$6,466,766

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company did not recognize any contract assets as of March 31, 2020 or December 31, 2019. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year and the amounts are not material.

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

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at March 31, 2020 and December 31, 2019 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at March 31, 2020 within the next year.

NOTE 10.     SUBSEQUENT EVENTS
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD (approximately $28,000 USD), from TD Canada Trust Bank pursuant to the Canada Emergency Business Account term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023 with monthly interest payments commencing on January 31, 2023 until the CEBA Loan is paid in full on or before the end of the Extended Term.

The Company applied for and on April 23, 2020, received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100 (the “SBA Loan”), under the Paycheck Protection Program (“PPP”), which was established under the recently enacted CARES Act administered by the U.S. Small Business Administration (the “SBA”). The SBA Loan is evidenced by a promissory note issued by the Company (the “Note”) to the Lender.

The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:

•	our ability to raise additional funding needed to fund our business operation in the future;

•	the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy;

•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;

•	our ability to regain compliance with the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to protect our intellectual property;

•	customer cancellations;

•	our ability to maintain and grow our business;

•	results of any present or future arbitration or litigation;

•	competition in the industry;

•	variability of operating results;

•	our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;

•	our ability to maintain and enhance our brand;

•	accuracy of tracking the number of user accounts;

•	our development and introduction of new products and services;

•	the successful integration of acquired companies, technologies and assets into our portfolio of software and services;

•	marketing and other business development initiatives;

•	general government regulation;

•	economic conditions, including as a result of health and safety concerns;

•	dependence on key personnel;

•	the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•	the potential liability with respect to actions taken by our existing and past employees;

•	risks associated with international sales;

•	and the other risks and uncertainties described in the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2019.

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
    Our primary technology platform, The IZEA Exchange (“IZEAx”) enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. Until December 2019 when it was merged into IZEAx, we operated the Ebyline technology platform, which we acquired in January 2015. The Ebyline platform was originally designed as a self-service content marketplace to replace editorial newsrooms located in news agencies with a “virtual newsroom” of creators to produce their content needs and to handle their content workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. In July 2016, we acquired the ZenContent technology platform to use as an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities and brand customers. The TapInfluence technology platform, acquired in 2018, performed in a similar manner to IZEAx and was being utilized by the majority of the TapInfluence customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns. After the migration of the last customers to IZEAx from the Ebyline platform in December 2019 and from the TapInfluence platform in February 2020, all marketplace revenue is solely generated from the IZEAx platform.

Impact of COVID-19 on our Business

Although the ultimate impact of COVID-19 on our business is unknown, our operations, sales and finances have been impacted by the pandemic. In an effort to protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020. During this work-from-home period, we have not renewed leases for our headquarters and temporary office spaces and will need to do so in order to return to a normal working environment once circumstances allow.

The economic conditions caused by COVID-19 have negatively impacted the business activity of our customers. We have observed declining demand and changes in advertising decisions, timing and spending priorities from brand and agency customers, which will result in a negative impact to our bookings and future revenue. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments; however, the timing and extent of any such rebound is uncertain.

In light of the adverse economic conditions caused by the COVID-19 pandemic, we have implemented certain cost-saving measures, including a temporary reduction in the salaries and certain benefits of our employees, including our Chief Executive Officer and Chief Operating Officer, as well as the fees of our directors. We have reduced and shifted our marketing expense and eliminated travel expense for the near term future. We have also incurred debt by drawing on our secured credit facility and receiving a loan under the U.S. Small Business Association’s Paycheck Protection Program.

In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These measures have impacted the method and timing of certain business meetings and our attendance at industry events.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2020 or beyond.

Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

Revenue
We historically generated revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 herein, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other are reported on a gross basis. We further categorize these sources into three primary groups: (1) Managed Services (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees, and (3) Other.

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

General and Administrative
Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities related costs, and other corporate related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations. General and administrative expense also includes current period gains and losses on costs previously accrued related to our acquisitions, as well as gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets and goodwill, are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations.

Depreciation and Amortization
Depreciation and amortization expense consists primarily of amortization of our internal use software and acquired intangible assets from our business acquisitions. To a lesser extent, we also have depreciation and amortization on equipment and leasehold improvements used by our personnel. Costs are amortized or depreciated over the estimated useful lives of the associated assets.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$4,763,668	$4,793,756	$(30,088)	(1)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,140,517	2,099,291	41,226	2%
Sales and marketing	1,523,143	1,357,667	165,476	12%
General and administrative	2,417,838	2,612,054	(194,216)	(7)%
Impairment of goodwill	4,300,000	—	4,300,000	100%
Depreciation and amortization	501,269	436,224	65,045	15%
Total costs and expenses	10,882,767	6,505,236	4,377,531	67%
Loss from operations	(6,119,099)	(1,711,480)	(4,407,619)	258%
Other income (expense):
Interest expense	(6,618)	(128,464)	121,846	(95)%
Other income (expense), net	(37,744)	9,364	(47,108)	(503)%
Total other expense, net	(44,362)	(119,100)	74,738	(63)%
Net loss	$(6,163,461)	$(1,830,580)	$(4,332,881)	237%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended March 31,
	2020		2019		$ Change	% Change
Managed Services Revenue	$4,125,061	87%	$3,867,232	81%	$257,829	7%

Legacy Workflow Fees	—	—%	47,330	1%	(47,330)	(100)%
Marketplace Spend Fees	166,293	3%	374,653	8%	(208,360)	(56)%
License Fees	416,816	9%	491,094	10%	(74,278)	(15)%
SaaS Services Revenue	583,109	12%	913,077	19%	(329,968)	(36)%

Other Revenue	55,498	1%	13,447	—%	42,051	313%
Total Revenue	$4,763,668	100%	$4,793,756	100%	$(30,088)	(1)%

Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our July 2018 merger with TapInfluence expanded our SaaS Services and provided the ability to increase revenue derived from Marketplace Spend Fees and License Fees.
Managed Services is generated when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services. Managed Services revenue during the three months ended March 31, 2020, increased 7% from the same period in 2019, as a result of increased bookings (“sales orders”) of $9.3 million in the second half of 2019 as compared to $8 million in the second half of 2018. Managed Service bookings typically convert to future revenue over the next three to twelve months.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.

•
Legacy Workflow Fees revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees as all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

•
Marketplace Spend Fees revenue primarily results from marketers and partners using the IZEAx, and from July 2018 - February 2020, the TapInfluence, platforms on a SaaS basis to distribute content for marketing and influencer marketing campaigns. Our revenue from Marketplace Spend Fees decreased by $208,360 for the three months ended March 31, 2020 when compared with the same period of 2019, primarily as a result of lower spend levels from our marketers and as a result of competitive pricing efforts which reduced our margins on those spends. Revenue from Marketplace Spend Fees represents our net margins received on this business. After the migration of the last customers from the TapInfluence platform to IZEAx in February 2020, all revenue is solely generated from the IZEAx platform.

•
License Fees revenue is generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue decreased during the three months ended March 31, 2020 to $416,816 compared to $491,094 in the same period of the prior year. The decrease was partly due to former TapInfluence customers who churned during 2019 who are not producing revenue in 2020, but also, we implemented a competitive standardized pricing system for all IZEAx customers that was at a lower price point than the former TapInfluence licensing contracts.

Other revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. These fees did not have a significant effect on our revenue for the three months ended March 31, 2020 or 2019.

Cost of Revenue
Cost of revenue for the three months ended March 31, 2020 increased by $41,226, or approximately 2%, compared to the same period in 2019. Cost of revenue as a percentage of revenue remained fairly consistent at 44% in 2019 and 45% in 2020.

Sales and Marketing
Sales and marketing expense for the three months ended March 31, 2020 increased by $165,476, or approximately 12%, compared to the same period in 2019. Our average number of sales and marketing personnel increased by 26% for the three months ended March 31, 2020 compared to the same period in 2019 which, along with the increase in variable compensation linked with sales performance and stock compensation, contributed to a $97,000 increase in sales and marketing payroll and personnel related expenses. We also increased our marketing expenses by $73,000 to generate awareness and future revenue. These increases were offset by a reduction in travel related expenses of $11,000 due to the impact of COVID-19 restricting travel in March.

General and Administrative
General and administrative expense for the three months ended March 31, 2020 decreased by $194,216, or approximately 7%, compared to the same period in 2019. General and administrative expense for the three months ended March 31, 2020 decreased primarily due to a $191,439 expense related to the settlement of its acquisition liabilities in 2019 that did not recur in 2020.

On January 26, 2019, pursuant to a Merger Agreement with TapInfluence, Inc., we issued 660,136 shares of our common stock valued at $884,583, or $1.34 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date to pay for our purchase obligation. Upon the issuance, we recorded a non-cash loss on the settlement of this acquisition cost payable of $191,439 as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement. This non-cash expense was not recurring in the current year, thus resulting in a reduction of general and administrative expense in the three months ended March 31, 2020 as compared to the same period in 2019.

Impairment of Goodwill
In March 2020, we identified a triggering event due to the reduction in our projected revenue related to COVID-19 and the continuation of a market capitalization below our carrying value and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. We performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of our Company as of March 31, 2020 exceeded the fair value. As a result of the valuation, we recorded a $4.3 million impairment of goodwill in the three months ended March 31, 2020.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2020 increased by $65,045, or approximately 15%, compared to the same period in 2019.

Depreciation and amortization expense on property and equipment was $35,629 and $38,476 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.

Amortization expense was $465,640 and $397,748 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $364,990 and $322,907 for the three months ended March 31, 2020 and 2019, respectively, while amortization expense related to internal use software development costs was $100,650 and $74,841 for the three months ended March 31, 2020 and 2019, respectively. Amortization on our intangible acquisition assets increased in 2020 due to higher amortization of the TapInfluence intangible assets acquired in July 2018. However, this expense will decrease in the future periods as these assets are fully amortized. Amortization on our internal use software is expected to increase in future periods due to the release of IZEAx 3.0 in April 2019.

Other Income (Expense)
     Interest expense decreased by $121,846 to $6,618 during the three months ended March 31, 2020 compared to the same period in 2019 due primarily to the elimination of borrowings on our secured credit facility after May 2019 and the reduction in amounts owed on our acquisition costs payable in 2019.

The $47,108 decrease in other income during the three months ended March 31, 2020 when compared to the same period in 2019 resulted primarily from net currency exchange losses related to our Canadian transactions after the sharp decline in rates in March 2020 compared to net currency exchange gains on our Canadian transactions in 2019.

Net Loss
     Net loss for the three months ended March 31, 2020 was $6,163,461, a $4,332,881 increase in the net loss of $1,830,580 for the same period in 2019. The increase in net loss was primarily the result of the goodwill impairment discussed above.

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

The following table sets forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended March 31,
	2020		2019		$ Change	% Change
Managed Services Gross Billings	$4,125,061	68%	$3,867,232	50%	$257,829	7%

Legacy Workflow Fees	—	—%	654,925	8%	(654,925)	(100)%
Marketplace Spend Fees	1,499,774	24%	2,802,521	36%	(1,302,747)	(46)%
License Fees	416,816	7%	491,094	6%	(74,278)	(15)%
SaaS Services Gross Billings	1,916,590	31%	3,948,540	50%	(2,031,950)	(51)%

Other Revenue	55,498	1%	13,447	—%	42,051	313%
Total Gross Billings	$6,097,149	100%	$7,829,219	100%	$(1,732,070)	(22)%

Gross billings for Managed Services revenue were $4,125,061 for the three months ended March 31, 2020, a decrease of $257,829 compared to the same period in 2019.

The following table sets forth a reconciliation from the GAAP measurement of revenue to our non-GAAP financial measure of gross billings stated above and the percentage change between the periods:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$4,763,668	$4,793,756	$(30,088)	(1)%
Plus payments made to third-party creators (1)	1,333,481	3,035,463	(1,701,982)	(56)%
Gross billings	$6,097,149	$7,829,219	$(1,732,070)	(22)%

(1)	Payments made to third-party creators for the Legacy Workflow and Marketplace Spend components of our revenue reported on a net basis for GAAP.

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

•
does not include depreciation and intangible assets amortization expense, impairment charges and gains or losses on disposal of equipment, which is not always a current period cash expense, but the assets being depreciated and amortized may have to be replaced in the future; and

•
does not include interest expense and other gains, losses, and expenses that we believe are not indicative of our ongoing core operating results, but these items may represent a reduction or increase in cash available to us.

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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net loss	$(6,163,461)	$(1,830,580)
Non-cash stock-based compensation	129,571	160,877
Non-cash stock issued for payment of services	31,250	37,498
Gain on settlement of acquisition costs payable	—	191,439
Increase in value of acquisition costs payable	—	2,664
Interest expense	6,618	128,464
Depreciation and amortization	501,269	436,224
Impairment on intangible assets	4,300,000	—
Other non-cash items	—	(515)
Adjusted EBITDA	$(1,194,753)	$(873,929)

Revenue	$4,763,668	$4,793,856
Adjusted EBITDA as a % of Revenue	(25)%	(18)%

Liquidity and Capital Resources

 We had cash and cash equivalents of $5,634,441 as of March 31, 2020 as compared to $5,884,629 as of December 31, 2019, a decrease of $250,188 primarily due to net proceeds received from our credit facility offset by operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $66,548,230 as of March 31, 2020. To date, we have financed our operations through internally generated revenue from operations, the sale of our equity securities and borrowings under our secured credit facility.

	Three Months Ended March 31,
	2020	2019
Net cash (used for)/provided by:
Operating activities	$(1,348,991)	$885,199
Investing activities	(50,385)	(346,185)
Financing activities	1,149,188	(192,231)
Net increase/(decrease) in cash and cash equivalents	$(250,188)	$346,783
Cash used for operating activities was $1,348,991 during the three months ended March 31, 2020 and is the result of our net loss not being fully offset by the net conversion of working capital into cash. Net cash used for investing activities was $50,385 during the three months ended March 31, 2020 primarily due to the payment of $51,004 related to the development of our proprietary software. Net cash provided by financing activities during the three months ended March 31, 2020 was $1,149,188 which consisted primarily of net proceeds from our secured credit facility of approximately $1.2 million.

Secured Credit Facility
We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA’s merger with TapInfluence, we entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. As of March 31, 2020, we had $1,162,924 outstanding under this agreement. Assuming that our unfunded remaining trade accounts receivable balance was eligible for funding, we had remaining available credit of approximately $1.8 million under the agreement as of March 31, 2020.
SBA Loan

On April 23, 2020, we received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100 under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The term of the promissory note issued in respect of the loan (the “SBA Loan”) is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We intend to use the SBA Loan for qualifying expenses and to apply for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. However, no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.

Financial Condition

We have begun to see some impact on our operations due to changes in advertising decisions, timing and spending priorities from our customers as a result of the novel coronavirus (COVID-19), which will result in a negative impact to our expected future sales. With the cash on hand as of March 31, 2020, in addition to the SBA Loan, along with future draws on our credit line with Western Alliance Bank using future receivables, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on our current estimates of revenue and expenses for 2020. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact. Therefore, while we expect this matter to negatively impact our business, such events are generally outside of our control and could have a material adverse impact on our business, results of operations, and financial position.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2019. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies included in Item 1 of this Quarterly Report.

Recent Accounting Pronouncements

     See “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 of this Quarterly Report for information on additional recent pronouncements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2020, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On July 3, 2018, a shareholder derivative lawsuit, Korene Stuart v. Edward H. Murphy et al., case number A-18-777135-C was instituted in the Eighth Judicial District Court of the State of Nevada, Clark County against certain executive officers and members of the Board of Directors for the Company. The Company was named as a nominal defendant. The plaintiff sought to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of the Company, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets in violation of state common law.

Additionally, on October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for the Company.  The Company was named as a nominal defendant.  An amended complaint was filed on October 31, 2018. The plaintiff sought to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of the Company, and gross mismanagement, and under federal securities laws.

On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above (the “Settlement”). The Settlement terms agreed upon by the parties included that the Company would direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Stuart and Emond lawsuits and further that the Company would enact certain corporate governance reforms. The motion for preliminary approval of the Settlement was granted on August 28, 2019 by the United States District Court for the Central District of California. The U.S. District Court for the Central District of California issued an order on January 13, 2020, which required that the Emond lawsuit be dismissed with prejudice.  According to the terms of the Settlement, as agreed upon by the parties, following the approval of the Settlement by the U. S. District Court for the Central District of California and on or before February 26, 2020, the parties were required to seek an order from the Eighth Judicial District Court of the State of Nevada dismissing the Stuart lawsuit with prejudice. On or about March 6, 2020, the Eighth Judicial District Court of the State of Nevada issued an order dismissing the Stuart lawsuit with prejudice.

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of May 12, 2020, we are not aware of any other legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $66,548,230 as of March 31, 2020. For the three months ended March 31, 2020, we had a net loss of $6,163,461, including a $6,119,099 loss from operations.  We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We believe that cash on hand at March 31, 2020 and other potential sources of cash, including revenues we may generate and additional borrowings on our secured credit facility, will be sufficient to fund our current operations for the next twelve months. However, if we do not increase our borrowing levels or otherwise raise additional capital in the next several months, we will need to significantly slow or pause our development activities until we raise additional funds.

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) as a global pandemic and recommended containment and mitigation measures worldwide. As the spread continues throughout the United States, we have directed all of our staff to work from home effective March 16, 2020. We believe our business operations and ability to support our customers are fully functional while our employees are working from remote locations; however, their productivity and efficiency may be negatively affected, and we may face increased risk of interruptions. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact.

Our business relies heavily on people, and adverse events such as health-related concerns experienced by our employees, the inability to travel and other matters affecting the general work environment will impact our business near term. We may lose the services of a number of our employees or experience system interruptions, which could lead to diminishment of our regular business operations, inefficiencies and reputational harm. Additionally, the economic conditions caused by COVID-19 have negatively impacted the business activity of our customers, and we have observed declining demand and changes in their advertising decisions, timing and spending priorities, which will result in a negative impact to our sales. We cannot fully quantify the impact to our business operations as a result of COVID-19 at this time. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

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

Impairment of our intangible assets has resulted in significant charges that adversely impact our operating results.

We assess the potential impairment of goodwill and our finite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In March 2020, we identified a triggering event due to the reduction in projected revenue related to COVID-19 and the continuation of a market capitalization below our carrying value and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. We performed an interim assessment of goodwill and determined that the carrying value of the Company as of March 31, 2020 exceeded the fair value. Therefore, we recorded a $4.3 million impairment of goodwill in the three months ended March 31, 2020. Future adverse changes in these or other unforeseeable factors could result in further impairment charges that would impact our results of operations and financial position in the reporting period identified.

We have not extended our monthly arrangements for flexible office space in our remote offices, nor signed a new lease for our headquarters, which could negatively impact our business.

In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 - specifically stay-at-home orders imposed by certain states and localities - we did not enter into a new lease for our corporate headquarters in Winter Park, Florida and our Canadian headquarters in Toronto, Canada, for which both leases expired on April 30, 2020. Additionally, we plan to vacate and cancel the various co-working facilities our team members use around the country as their terms expire in the next three months. As a result, our management team and all of our employees will temporarily work remotely. While our employees are accustomed to working remotely or working with other remote employees and customers, and on March 16, 2020, we proactively instituted a work-from-home policy in response to COVID-19 concerns, our workforce has not previously been fully remote. Although we continue to monitor the situation and may adjust our current plans as more information and guidance become available, not doing business in-person could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business. Additionally, when we determine it prudent to end our work-from-home policy, we will need to enter into a new lease for office space and/or arrangements for the use of co-working facilities. Although we believe suitable office space will be readily available when this time comes, we may encounter difficulties or delays in finalizing the terms of such lease arrangements or in obtaining rent prices at acceptable rates.

If we fail to regain compliance with the minimum closing bid requirements of the Nasdaq Capital Market or to satisfy other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule").

On June 13, 2019, we received a notification letter from Nasdaq informing us that for the prior 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing, and we had 180 calendar days, or until December 10, 2019, to regain compliance. Our common stock had not regained compliance with Bid Price Rule as of such date. Therefore, by letter dated December 10, 2019, we requested an additional 180 days in which to regain compliance, including by effecting a reverse stock split, if necessary.

On December 11, 2019, we received a notification letter from the Listing Qualifications Department of Nasdaq stating that we had been granted an additional 180-day period, or until June 8, 2020, to regain compliance with the Bid Price Rule. Then on April 17, 2020, we received a notification letter from Nasdaq stating that, in response to the COVID-19 pandemic and related market conditions, Nasdaq had filed a rule change with the Securities and Exchange Commission to suspend the compliance period for the Bid Price Rule through June 30, 2020. As a result, we have until August 24, 2020 to regain compliance to the Bid Price Rule.

If at any time during the suspension period through June 30, 2020 or during the remaining compliance period from July 1, 2020 through August 24, 2020, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq staff have stated it will provide written confirmation of compliance. If compliance cannot be demonstrated by August 24, 2020, Nasdaq staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the staff’s determination to a hearings panel. We can give no assurance that the Company will regain or demonstrate compliance by August 24, 2020 or that Nasdaq would grant any request for an appeal to a hearings panel.

If we are unable to regain compliance with the Bid Price Rule by June 8, 2020 or if we fail to meet any of the other continued listing requirements, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in any Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

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

3.10
Articles of Merger of IZEA Worldwide, Inc. filed with the Secretary of State of the State of Nevada effective December 17, 2019 (Incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

10.1	(a)
Letter agreement, dated as of April 20, 2020, between IZEA Worldwide, Inc. and Edward H. Murphy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020).

10.2	(a)
Letter agreement, dated as of April 20, 2020, between IZEA Worldwide, Inc. and Ryan Schram (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020).

10.3
Promissory Note, dated as of April 23, 2020, issued by IZEA Worldwide, Inc. to Western Alliance Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2020).

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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended March 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) the Unaudited Notes to the Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

May 14, 2020	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 14, 2020	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Interim Chief Financial Officer (Principal Financial and Accounting Officer)