Form 10-Q
period 2020-06-30
IZEA Worldwide, Inc.
filed 2020-08-13
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 N. Orlando Avenue, Suite 313, PMB 247 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:   (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of August 10, 2020, there were 48,414,560 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,820,273	$5,884,629
Accounts receivable, net	3,053,135	5,596,719
Prepaid expenses	368,697	400,181
Other current assets	130,656	153,031
Total current assets	24,372,761	12,034,560

Property and equipment, net	282,082	309,780
Goodwill	4,016,722	8,316,722
Intangible assets, net	1,006,536	1,611,516
Software development costs, net	1,413,920	1,519,980
Security deposits	40,382	151,803
Total assets	$31,132,403	$23,944,361

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,022,960	$2,252,536
Accrued expenses	1,287,652	1,377,556
Contract liabilities	5,841,264	6,466,766
Current portion of notes payable	837,865	—
Right-of-use liability	—	83,807
Total current liabilities	8,989,741	10,180,665

Finance obligation, less current portion	65,609	45,673
Notes payable, less current portion	1,096,722	—
Total liabilities	10,152,072	10,226,338

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 41,784,601 and 34,634,172, respectively, issued and outstanding	4,178	3,464
Additional paid-in capital	89,315,525	74,099,328
Accumulated deficit	(68,339,372)	(60,384,769)
Total stockholders’ equity	20,980,331	13,718,023
Total liabilities and stockholders’ equity	$31,132,403	$23,944,361

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$3,135,039	$3,923,864	$7,898,707	$8,717,620

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,414,249	1,817,659	3,554,766	3,916,950
Sales and marketing	1,228,691	1,362,242	2,751,834	2,719,909
General and administrative	1,920,492	2,232,305	4,338,330	4,844,359
Impairment of goodwill	—	—	4,300,000	—
Depreciation and amortization	377,107	448,105	878,376	884,329
Total costs and expenses	4,940,539	5,860,311	15,823,306	12,365,547

Loss from operations	(1,805,500)	(1,936,447)	(7,924,599)	(3,647,927)

Other income (expense):
Interest expense	(19,476)	(86,737)	(26,094)	(215,201)
Other income (expense), net	33,834	30,798	(3,910)	40,162
Total other income (expense), net	14,358	(55,939)	(30,004)	(175,039)

Net loss	$(1,791,142)	$(1,992,386)	$(7,954,603)	$(3,822,966)

Weighted average common shares outstanding – basic and diluted	36,108,073	22,277,677	35,394,639	17,466,784
Basic and diluted loss per common share	$(0.05)	$(0.09)	$(0.22)	$(0.22)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2020 and 2019

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2020	34,773,051	$3,477	$74,257,810	$(66,548,230)	$7,713,057
Sale of securities	6,856,241	685	15,361,168	—	15,361,853
Stock purchase plan & option exercise issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	97,655	9	31,240	—	31,249
Stock issuance costs	—	—	(455,706)	—	(455,706)
Stock-based compensation	47,620	6	118,701	—	118,707
Net loss	—	—	—	(1,791,142)	(1,791,142)
Balance, June 30, 2020	41,784,601	$4,178	$89,315,525	$(68,339,372)	$20,980,331

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2019	12,812,108	$1,281	$61,534,711	$(54,925,229)	$6,610,763
Sale of securities	14,285,714	1,429	9,998,571	—	10,000,000
Stock issued for payment of acquisition liability	—	—	—	—	—
Stock purchase plan issuances	7,099	1	3,095	—	3,096
Stock issued for payment of services	22,191	2	37,495	—	37,497
Stock issuance costs	—	—	(772,367)	—	(772,367)
Stock-based compensation	(38,899)	(4)	46,981	—	46,977
Net loss	—	—	—	(1,992,386)	(1,992,386)
Balance, June 30, 2019	27,088,213	$2,709	$70,848,486	$(56,917,615)	$13,933,580

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2020 and 2019

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(60,384,769)	$13,718,023
Sale of securities	6,856,241	685	15,361,168	—	15,361,853
Stock purchase plan & option exercise issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	195,310	19	62,480	—	62,499
Stock issuance costs	—	—	(458,032)	—	(458,032)
Stock-based compensation	88,844	9	248,269	—	248,278
Net loss	—	—	—	(7,954,603)	(7,954,603)
Balance, June 30, 2020	41,784,601	$4,178	$89,315,525	$(68,339,372)	$20,980,331

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315
Sale of securities	14,285,714	1,429	9,998,571	—	10,000,000
Stock issued for payment of acquisition liability	660,136	66	1,075,956	—	1,076,022
Stock purchase plan issuances	7,099	1	3,095	—	3,096
Stock issued for payment of services	44,379	4	74,991	—	74,995
Stock issuance costs	—	—	(774,557)	—	(774,557)
Stock-based compensation	15,177	1	158,674	—	158,675
Net loss	—	—	—	(3,822,966)	(3,822,966)
Balance, June 30, 2019	27,088,213	$2,709	$70,848,486	$(56,917,615)	$13,933,580

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,954,603)	$(3,822,966)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	70,207	74,422
Amortization of software development costs and other intangible assets	808,169	809,907
Impairment of intangible assets	4,300,000	—
Gain on disposal of equipment	(23,706)	(515)
Provision for (recovery of) losses on accounts receivable	107,315	(29,940)
Stock-based compensation, net	248,278	318,205
Fair value of stock issued for payment of services	62,499	74,995
Loss on settlement of acquisition costs payable	—	191,439
Changes in operating assets and liabilities:
Accounts receivable	2,436,269	2,916,339
Prepaid expenses and other current assets	(53,972)	(279,352)
Accounts payable	(1,229,576)	(879,507)
Accrued expenses	(101,561)	(367,733)
Contract liabilities	(625,502)	876,408
Right-of-use asset	24,024	(25,428)
Deferred rent	—	(17,420)
Net cash used for operating activities	(1,932,159)	(161,146)
Cash flows from investing activities:
Purchase of equipment, net	24,200	(15,535)
Software development costs	(97,129)	(451,619)
Security deposits	111,421	2,893
Net cash provided by (used for) investing activities	38,492	(464,261)
Cash flows from financing activities:
Proceeds from sale of securities	15,361,853	10,000,000
Proceeds from stock purchase plan and option exercise issuances	2,313	3,096
Net repayments on line of credit	—	(1,246,343)
Proceeds from notes payable	1,934,587	—
Payments on finance obligation	(11,410)	—
Stock issuance costs	(458,032)	(774,557)
Net cash provided by financing activities	16,829,311	7,982,196

Net increase in cash and cash equivalents	14,935,644	7,356,789
Cash and cash equivalents, beginning of period	5,884,629	1,968,403

Cash and cash equivalents, end of period	$20,820,273	$9,325,192

Supplemental cash flow information:
Interest paid	$36,594	$223,757

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$43,003	$—
Common stock issued for payment of acquisition liability	$—	$1,076,022
Fair value of common stock issued for future services, net	$125,000	$192,550

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1. COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a public company incorporated in the state of Nevada. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). The legal entity of ZenContent was dissolved in December 2017 and the legal entity of Ebyline was dissolved in December 2019 after all assets and transactions were transferred to IZEA. In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. On July 26, 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”) pursuant to the terms of an Agreement and Plan of Merger dated as of July 11, 2018, as amended (the “Merger Agreement”).
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
The Company’s primary technology platform, the IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. Until December 2019 when it was merged into IZEAx, the Company operated the Ebyline technology platform, which was originally designed as a self-service content marketplace to replace in-house editorial newsrooms in news agencies with a “virtual newsroom” to source and handle their content workflow with outside creators. In July 2016, the Company acquired the ZenContent technology platform to use as an in-house workflow tool that enables the Company to produce highly scalable, multi-part production of content for both e-commerce entities and brand customers. The TapInfluence technology platform, acquired in 2018, performed in a similar manner to IZEAx and was being utilized by the majority of the TapInfluence customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns. After the migration of the last customers to IZEAx from the Ebyline platform in December 2019 and from the TapInfluence platform in February 2020, all marketplace revenue is solely generated from the IZEAx platform.

Impact of COVID-19
        On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) as a global pandemic and recommended containment and mitigation measures worldwide. As the spread continued throughout the United States, the Company directed all of its staff to work from home effective March 16, 2020. All of the Company’s business operations and ability to support its customers is fully functional while its employees are working from remote locations. However, the Company has begun to see impacts on its operations due to changes in advertising decisions, timing and spending priorities from customers, which will result in a negative impact to Company bookings and future revenue. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact. Therefore, while the Company expects this matter to negatively impact its business, such events are generally outside of the Company’s control and could have a material adverse impact on the Company’s business, results of operations, and financial position in future periods. As a result, the Company leveraged its balance sheet by drawing on its secured credit facility and obtaining a loan under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) to increase the Company’s cash position and help preserve its financial flexibility. The secured credit facility was paid down by June 30, 2020 after the Company was able to secure additional capital as described in Note 8.

        In light of the adverse economic conditions caused by the COVID-19 pandemic, the Company implemented temporary salary and wage reductions averaging 20%, including a 21% reduction in base salary for the Company’s Chief Executive Officer and Chief Operating Officer. These salary reductions were effective as of April 6, 2020 until the earlier of December 31, 2020 or the Company’s restoring normal payroll rates to the majority of its employees. Members of the Company’s Board of Directors also agreed to a similar temporary reduction to their fees. In addition to the salary reductions, the Company also temporarily reduced certain employee benefits and implemented a new employee hiring freeze, during the three months ended June 30, 2020. The employee salary reductions and hiring restrictions were removed effective July 1, 2020 after the Company was able to secure additional capital as described in Note 8.

The Company did not renew leases for its headquarters and temporary office spaces as additional means to reduce fixed costs and the Company intends to have all employees work from home for the foreseeable future to protect the health and

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

safety of its workers. There can be no assurance that the Company will return to a typical office environment in the future, nor can the Company say what that office environment may look like. The Company also reduced and shifted marketing expenses in the second quarter and eliminated travel for the near-term future. These measures may not be sustainable and could prove detrimental long term. Therefore, management will be reviewing these initial actions and other options in conjunction with the changing internal and external economic conditions on an ongoing basis.

Liquidity and Going Concern
        The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $68,339,372 as of June 30, 2020. For the six months ended June 30, 2020, the Company had a net loss of $7,954,603.
        Given the Company’s small market cap, extreme volatility and uncertainty in the financial markets, along with a line of credit that is only available on eligible accounts receivable invoices, coupled with expected reductions in future orders and receivables upon which to access funding, the Company applied for and on April 23, 2020 received a loan from Western Alliance Bank in the principal amount of $1,905,100 under the PPP (the “PPP Loan”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in order to retain its employees during this time of uncertainty.

Subsequently, the Company filed a shelf registration statement on Form S-3 and raised gross proceeds of $15,361,853 in June 2020. The Company's cash balance as of June 30, 2020 was $20,820,273. With the cash on hand as of June 30, 2020, in addition to the PPP Loan (see Note 6), the Company expects to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on our current estimates of revenue and expenses for the next twelve months of operations.

Basis of Presentation
        The accompanying consolidated balance sheet as of June 30, 2020, the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, the consolidated statements of stockholders' equity for the three and six months ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2020.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will negatively impact its financial results or liquidity. However, in consideration of the effect of COVID-19 on the assumptions and estimates used in the preparation of the June 30, 2020 financial statements, the Company identified the goodwill impairment disclosed in Note 3 as a material adverse effect on its results of operations and financial position that was caused by COVID-19’s effect on economic conditions.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
        The Company’s accounts receivable balance consists of net trade receivables and unbilled receivables. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represent amounts owed for work that has been performed, but not yet billed. The Company had trade receivables of $3,013,967 and unbilled receivables of $39,168 at June 30, 2020. The Company had trade receivables of $5,106,314 and unbilled receivables of $490,405 at December 31, 2019. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve for doubtful accounts of $175,000 and $145,000 as of June 30, 2020 and December 31, 2019, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was approximately 1% of revenue or less for the six months ended June 30, 2020 and 2019.

        Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s acquisition of TapInfluence, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had one customer that accounted for 10% of total accounts receivable at June 30, 2020 and no customers that accounted for an aggregate of more than 10% of total accounts receivable at December 31, 2019. The Company had one customer that accounted for 10% of its revenue during the three months ended June 30, 2020 and no customer that accounted for more than 10% of its revenue during the three months ended June 30, 2019. The Company had no customers that accounted for more than 10% of its revenue during the six months ended June 30, 2020 or 2019.

Property and Equipment
        Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

        Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense in the consolidated statements of operations. There were no material impairment charges associated with the Company’s long-lived tangible assets during the three and six months ended June 30, 2020 and 2019.

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

        The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. For instance, in March 2020, the Company identified triggering events, including the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. Therefore, the Company performed an interim assessment of goodwill, as described in Note 3. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of June 30, 2020.

        In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the requirement for the second step of the goodwill impairment test for certain entities. An entity may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this method in the third quarter of 2019 and there were no changes to its financial statements at the time of the adoption.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Leases
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which established a right-of-use model that requires a lessee to record a right-of-use asset and a right-of-use liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company does not record leases on the balance sheet that have a lease term of 12 months or less at the commencement date.

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

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized based on a five-step model as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as the principal or the agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the Company charged to the self-service marketer using the Company’s platforms, less the amounts paid to the third-party creators providing the service.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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
License Fees Revenue
License Fees Revenue is generated through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and, until February 2020, the TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
Other Fees Revenue
Other Fees Revenue is generated when fees are charged to the Company’s platform users primarily related to monthly plan fees, inactivity fees, and early cash-out fees. Plan fees are recognized within the month they relate to, inactivity fees are recognized at a point in time when the account is deemed inactive, and early cash-out fees are recognized when a cash-out is either below certain minimum thresholds or when accelerated payout timing is requested.
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.

Advertising Costs
        Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended June 30, 2020 and 2019 were approximately $79,000 and $149,000, respectively. Advertising costs charged to operations for the six months ended June 30, 2020 and 2019

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

were approximately $246,000 and $227,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Income Taxes
        The Company has not recorded federal income tax expense due to its history of net operating losses. Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs minimal state franchise tax in four states, which is included in general and administrative expense in the consolidated statements of operations.

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

        On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has not yet deferred any payroll taxes or claimed any other tax benefits provided by the CARES Act, but it is currently examining any changes in final regulations to determine if there will be any impact on its business and tax positions.

Fair Value of Financial Instruments
        The Company’s financial instruments are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:

•Level 1 – Valuation based on quoted market prices in active markets for identical assets and liabilities.
•Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.
•Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.
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

Stock-Based Compensation
        Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 8) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. For issuances after June 2019, the Company estimates the volatility of its common stock at the date of grant based on the volatility of its stock during the period. For issuances prior to June 30, 2019,

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

the Company estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that were publicly traded and had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

        The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plans Assumptions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	101.38%	61.85%	101.40%	62.01%
Weighted average risk-free interest rate	0.44%	2.38%	0.49%	2.39%
Expected dividends	—	—	—	—
Weighted average expected forfeiture rate	8.21%	5.92%	8.50%	6.12%
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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted
Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the expected impact of adopting ASU 2016-13 on its consolidated financial statements and disclosures.

        Income Taxes: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

        Investments - Equity Securities: In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, 323 and Topic 815 (“ASU 2020-01”) to clarify the scope and interaction between these standards for equity securities, equity method and certain derivatives. ASU 2020-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

        Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. It also provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company believes this guidance will not have a material impact on its financial statements.

NOTE 2.  PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$226,577	$298,205
Office equipment	64,891	86,884
Computer equipment	501,299	455,008
Leasehold improvements	—	338,018
Total	792,767	1,178,115
Less accumulated depreciation and amortization	(510,685)	(868,335)
Property and equipment, net	$282,082	$309,780

Depreciation and amortization expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations was $34,578 and $35,946 for the three months ended June 30, 2020 and 2019, respectively, and was $70,207 and $74,422 for the six months ended June 30, 2020 and 2019, respectively.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 3.  INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	June 30, 2020		December 31, 2019		Useful Life (in years)
	Balance	Accumulated Amortization	Balance	Accumulated Amortization
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	770,167	820,000	622,167	5
Self-service content customers	2,810,000	1,871,111	2,810,000	1,437,778	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	149,822	166,469	133,175	5
Embedded non-compete provision	28,000	26,833	28,000	19,833	2
Total	$6,211,469	$5,204,933	$6,211,469	$4,599,953

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	June 30, 2020	December 31, 2019
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Total	$6,211,469	$6,211,469
Less accumulated amortization	(5,204,933)	(4,599,953)
Intangible assets, net	$1,006,536	$1,611,516

The Company is amortizing the identifiable intangible assets over a remaining weighted-average period of one year, four months. For the six months ended June 30, 2020 and 2019, there were no impairment charges associated with the Company's identifiable intangible assets.

Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations was $239,990 and $322,907 for the three months ended June 30, 2020 and 2019, respectively, and $604,980 and $645,814 for the six months ended June 30, 2020 and 2019, respectively.

The portion of amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of revenue was $11,500 and $56,500 for the three months ended June 30, 2020 and 2019, respectively, and $148,000 and $113,000 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Intangible Asset Amortization Expense
Remainder of 2020	$474,147
2021	532,389
Total	$1,006,536

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2019	$8,316,722
Acquisitions, impairments or other changes during 2020	(4,300,000)
Balance on June 30, 2020	$4,016,722

        In March 2020, the Company identified triggering events due to the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. The Company performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of the Company as of March 31, 2020 exceeded the fair value. As a result of the valuation, the Company recorded a $4.3 million impairment of goodwill as of March 31, 2020 which is reflected as an expense in the consolidated statements of operations for the six months ended June 30, 2020.

NOTE 4.  SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	June 30, 2020	December 31, 2019
Software development costs	$2,770,146	$2,673,017
Less accumulated amortization	(1,356,226)	(1,153,037)
Software development costs, net	$1,413,920	$1,519,980

The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $97,129 and $451,619 during the six months ended June 30, 2020 and 2019, respectively. As a result, the Company has capitalized a total of $2,770,146 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of June 30, 2020.

The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service. Amortization expense on software development costs that is presented separately from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $102,539 and $89,251 for the three months ended June 30, 2020 and 2019, respectively, and $203,189 and $164,093 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2020	$201,500
2021	402,508
2022	347,141
2023	306,352
2024	124,431
Thereafter	31,988
Total	$1,413,920

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 5.  ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accrued payroll liabilities	$1,069,490	$1,202,765
Accrued taxes	165,150	117,698
Current portion of finance obligation	28,603	26,837
Accrued other	24,409	30,256
Total accrued liabilities	$1,287,652	$1,377,556

NOTE 6. NOTES PAYABLE

Canada Emergency Business Account (“CEBA”) Loan
        On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($29,487 USD as of June 30, 2020), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023 with monthly interest payments commencing on January 31, 2023 until the CEBA Loan is paid in full on or before the end of the Extended Term.

Paycheck Protection Program (“PPP”) Loan

        The Company applied for and on April 23, 2020, received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100, under the PPP, which was established under the CARES Act administered by the SBA. The PPP Loan is evidenced by a promissory note issued by the Company (the “Note”) to the Lender.

        The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. The PPP Loan carries a fixed interest rate of one percent per year, with the first principal and interest payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The forgiveness of the PPP Loan is dependent on the Company qualifying for the forgiveness of the PPP Loan based on its future adherence to the forgiveness criteria under the CARES Act, but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

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

The Company had no amounts outstanding under this secured credit facility as of June 30, 2020 and December 31, 2019. Assuming that all of the Company’s trade accounts receivables were eligible for funding, the Company would have approximately $2.4 million in available credit under the agreement as of June 30, 2020.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The annual fees are capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. During the three months ended June 30, 2020 and 2019, the Company amortized $5,250 and $6,303 of the secured credit facility costs through interest expense. During the six months ended June 30, 2020 and 2019, the Company amortized $10,500 and $14,714 of the secured credit facility costs through interest expense. The remaining value of the capitalized loan costs related to the secured credit facility as of June 30, 2020 is $17,500; this amount will be amortized to interest expense over the next ten months.

Lease Commitments

The Company’s corporate headquarters were located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida until its lease expired on April 30, 2020. Due to its current work from home policy enacted on March 16, 2020 as a result of the COVID-19 pandemic, the Company has not yet entered into any new lease agreement for its headquarters and does not intend to do so prior to the end of 2020 and until circumstances allow. The Company also occupied flexible office space under monthly, quarterly or semi-annual membership contracts in Los Angeles, San Francisco, Denver, Chicago, and Toronto during the six months ended June 30, 2020, but the contracts for Los Angeles, San Francisco and Toronto were not renewed upon expiration of their terms on April 30, 2020.

Upon the January 1, 2019 adoption of ASU No. 2016-02, Leases, the Company had one material lease greater than 12 months in duration. This was the lease associated with its corporate headquarters in Winter Park, Florida. The adoption of this standard resulted in the Company recording a right-of-use asset of $410,852 and an associated right-of-use liability of $399,892. The operating lease right-of-use liability was determined based on the present value of the remaining minimum rental payments using the Company’s average incremental borrowing rate 9.5% and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for a deferred rent balance, which was previously included in current liabilities.

The right-of-use asset and liability were fully amortized upon expiration of the lease in April 2020. During the six months ended June 30, 2020, the Company recorded $24,024 of accretion on its right-of-use liability through rent expense in general and administrative expenses.

The Company has no obligations under finance leases as of June 30, 2020. Total operating lease expense and other short-term lease expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $76,545 and $150,082 for the three months ended June 30, 2020 and 2019, respectively, and $224,528 and $304,779 for the six months ended June 30, 2020 and 2019, respectively. Cash paid for the one operating lease was $113,516 and $170,273 during the six months ended June 30, 2020 and 2019, respectively.

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

Sale of Securities

At the Market (ATM) Offering

On June 4, 2020, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which the Company may offer and sell, from time to

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

time, through National Securities, shares of the Company's common stock, by any method deemed to be an “at the market offering” (the “ATM Offering”).

On June 12, 2020, the Company entered into an amendment to the Sales Agreement to increase the amount of common stock that may be offered and sold in the ATM Offering to $40,000,000 in the aggregate. As of June 30, 2020, the Company had sold 6,856,241 shares at an average price of $2.24 per share for total gross proceeds of $15,361,853.

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

Stock Issued for Acquisitions

        On January 26, 2019, pursuant to its Merger Agreement with TapInfluence, the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date, to settle amounts due under its acquisition cost payable. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement.

Equity Incentive Plans

In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (the “May 2011 Plan”). At the Company’s 2019 Annual Meeting of Stockholders held on December 12, 2019, the stockholders approved an amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows the Company to award restricted stock, restricted stock units and stock options covering up to 4,500,000 shares of common stock as incentive compensation for its employees and consultants. As of June 30, 2020, the Company had 957,782 remaining shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of June 30, 2020, the Company had 4,375 remaining shares of common stock available for future grants under the August 2011 Plan.

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

On January 31, 2019, the Company issued its six independent directors a total of 88,758 shares of restricted common stock initially valued at $150,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2019. One director forfeited 4,932 of these shares valued at $8,335 upon their resignation from the board of directors in September 2019.

On January 31, 2020, the Company issued its five independent directors a total of 390,625 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2020.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

        The following table contains summarized information about restricted stock issued during the year ended December 31, 2019 and the six months ended June 30, 2020:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	57,984	$3.70	1.4
Granted	120,512	1.60
Vested	(139,157)	2.24
Forfeited	(8,057)	3.18
Nonvested at December 31, 2019	31,282	$2.15	1.9
Granted	390,625	0.32
Vested	(207,631)	0.46
Forfeited	—
Nonvested at June 30, 2020	214,276	$0.50	0.6

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and earnings per share until such time as the restricted stock vests.

        Expense recognized on restricted stock issued to non-employees for services was $31,249 and $37,497 during the three months ended June 30, 2020 and 2019, respectively, and was $62,499 and $74,995 during six months ended June 30, 2020 and 2019, respectively. Expense recognized on restricted stock issued to employees was $7,133 and $44,845 during the three months ended June 30, 2020 and 2019, respectively, and was $20,668 and $83,257 during the six months ended June 30, 2020 and 2019, respectively.

        On June 30, 2020, the fair value of the Company’s common stock was $1.14 per share and the intrinsic value on the non-vested restricted stock was $244,275. Future compensation expense related to issued, but non-vested, restricted stock awards as of June 30, 2020 is $106,712. This value is estimated to be recognized over the weighted-average vesting period of approximately 7 months.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company issued 65,531 restricted stock units on April 3, 2020 to Mr. Murphy for bonuses under the terms of his amended employment agreement. The restricted stock units were initially valued at $10,138 and vest in equal monthly installments over 36 months from issuance. The Company issued 14,918 restricted stock units on May 31, 2020 to Mr. Murphy for bonuses under the terms of his amended employment agreement. The restricted stock units were initially valued at $9,097 and vest in equal monthly installments over 36 months from issuance.

The Company issued 31,271 restricted stock units on April 3, 2020 to Mr. Schram for bonuses under the terms of his employment agreement. The restricted stock units were initially valued at $4,838 and vest in equal monthly installments over 48 months from issuance. The Company issued 3,347 restricted stock units on May 31, 2020 to Mr. Schram for bonuses under the terms of his employment agreement. The restricted stock units were initially valued at $2,041 and vest in equal monthly installments over 48 months from issuance.

        The following table contains summarized information about restricted stock units during the year ended December 31, 2019 and the six months ended June 30, 2020:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	160,000	$1.04	1.0
Granted	410,437	0.40
Vested	(149,290)	0.79
Forfeited	(54,335)	1.04
Nonvested at December 31, 2019	366,812	$0.42	3.2
Granted	802,471	0.27
Vested	(76,523)	0.49
Forfeited	(5,000)	0.28
Nonvested at June 30, 2020	1,087,760	$0.31	1.6

        Expense recognized on restricted stock units issued to employees was $58,477 and $22,483 during the three months ended June 30, 2020 and 2019, respectively and was $115,084 and $54,948 during the six months ended June 30, 2020 and 2019, respectively. On June 30, 2020, the fair value of the Company’s common stock was $1.14 per share and the intrinsic value on the non-vested restricted units was $1,240,046. Future compensation related to the non-vested restricted stock units as of June 30, 2020 is $254,747 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.6 years.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

        A summary of option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2019 and the six months ended June 30, 2020, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2018	1,040,477	$5.23	6.5
Granted	586,552	0.67
Expired	(147,313)	7.59
Forfeited	(121,879)	2.70
Outstanding at December 31, 2019	1,357,837	$3.24	7.2
Granted	217,580	0.18
Exercised	(369)	1.00
Expired	—	—
Forfeited	(28,589)	5.18
Outstanding at June 30, 2020	1,546,459	$2.77	7.2

Exercisable at June 30, 2020	856,763	$4.40	5.7

        During the three and six months ended June 30, 2020, 369 options were exercised for gross proceeds of $369. The intrinsic value on exercised options was $265. There were no options exercised during the three and six months ended June 30, 2019. The fair value of the Company's common stock on June 30, 2020 was $1.14 per share and the intrinsic value on outstanding options as of June 30, 2020 was $465,907. The intrinsic value on exercisable options as of June 30, 2020 was $76,786.

        A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2019 and the six months ended June 30, 2020, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	300,510	$0.80	2.4
Granted	586,552	0.40
Vested	(197,202)	1.44
Forfeited	(89,081)	0.80
Nonvested at December 31, 2019	600,779	$0.64	3.0
Granted	217,580	0.16
Vested	(123,330)	0.80
Forfeited	(5,333)	1.04
Nonvested at June 30, 2020	689,696	$0.48	2.6

There were outstanding options to purchase 1,546,459 shares with a weighted average exercise price of $2.77 per share, of which options to purchase 856,763 shares were exercisable with a weighted average exercise price of $4.40 per share as of June 30, 2020.

        Expense recognized on stock options issued to employees during the three months ended June 30, 2020 and 2019 was $52,702 and $90,000, respectively. Expense recognized on stock options issued to employees during the six months ended June 30, 2020 and 2019 was $111,753 and $180,000, respectively. Future compensation related to non-vested awards as of June 30, 2020 is $273,517 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.6 years.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the six months ended June 30, 2020 and 2019:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Grant Date Fair Value
June 30, 2019	30,542	$1.46	6 years	62.01%	2.39%	$0.91
June 30, 2020	217,580	$0.18	6 years	101.40%	0.49%	$0.16

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

During the six months ended June 30, 2020 and 2019, employees paid $1,944 to purchase 9,665 shares of common stock and $3,096 to purchase 7,099 shares of common stock, respectively. As of June 30, 2020, the Company had 401,152 remaining shares of common stock available for future issuances under the ESPP.

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

Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and the employee stock purchase plan issuances during the three and six months ended June 30, 2020 and 2019 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of revenue	$7,565	$2,154	$14,569	$5,040
Sales and marketing	17,587	5,598	39,643	11,934
General and administrative	93,555	149,576	194,066	301,231
Total stock-based compensation	$118,707	$157,328	$248,278	$318,205

Share Repurchase Program

On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company may repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. As of June 30, 2020, the Company had not repurchased any shares of common stock under the share repurchase program.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(1,791,142)	$(1,992,386)	$(7,954,603)	$(3,822,966)
Weighted average shares outstanding - basic and diluted	36,108,073	22,277,677	35,394,639	17,466,784
Basic and diluted loss per common share	$(0.05)	$(0.09)	$(0.22)	$(0.22)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock options	1,544,843	1,173,705	1,451,671	1,101,589
Restricted stock units	1,070,733	212,939	941,710	237,496
Restricted stock	282,809	132,056	334,509	119,473
Warrants	12,500	17,500	13,104	17,500
Total excluded shares	2,910,885	1,536,200	2,740,994	1,476,058

NOTE 10. REVENUE

        The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Managed Services Revenue	$2,490,343	$2,991,571	$6,615,404	$6,858,803

Legacy Workflow Fees	—	44,291	—	91,621
Marketplace Spend Fees	195,894	314,638	362,187	689,291
License Fees	408,728	548,494	825,544	1,039,588
Other Fees	40,074	24,870	95,572	38,317
SaaS Services Revenue	644,696	932,293	1,283,303	1,858,817

Total Revenue	$3,135,039	$3,923,864	$7,898,707	$8,717,620

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
United States	$3,068,785	$3,508,997	$7,646,793	$7,784,416
Canada	66,254	414,867	251,914	933,204
Total	$3,135,039	$3,923,864	$7,898,707	$8,717,620

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2020	December 31, 2019
Accounts receivable, net	$3,053,135	$5,596,719
Contract liabilities (unearned revenue)	$5,841,264	$6,466,766

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company did not recognize any contract assets as of June 30, 2020 or December 31, 2019. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year and the amounts are not material.

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

Remaining Performance Obligations
        The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at June 30, 2020 and December 31, 2019 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at June 30, 2020 within the next year.

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company raised an additional $10,378,440 through sales of its common stock under the ATM Offering described in Note 8. As of August 10, 2020, the Company had sold a total of 13,258,172 shares at an average price of $1.94 per share for total gross proceeds of $25,740,293 in the ATM Offering and the Company had a total of 48,414,560 shares of common stock outstanding.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

        This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:

•the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy;
•customer cancellations;
•our ability to raise additional funding needed to fund our business operation in the future;
•our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;
•our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•our ability to protect our intellectual property;
•our ability to maintain and grow our business;
•results of any future litigation;
•competition in the industry;
•variability of operating results;
•our ability to maintain and enhance our brand;
•accuracy of tracking the number of user accounts;
•our development and introduction of new products and services;
•the successful integration of acquired companies, technologies and assets into our portfolio of software and services;
•marketing and other business development initiatives;
•general government regulation;
•economic conditions, including as a result of health and safety concerns;
•dependence on key personnel;
•the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;
•the potential liability with respect to actions taken by our existing and past employees;
•risks associated with international sales;
•and the other risks and uncertainties described in the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2019.

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
 Our primary technology platform, The IZEA Exchange (“IZEAx”) enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. Until December 2019 when it was merged into IZEAx, we operated the Ebyline technology platform, which we acquired in January 2015. The Ebyline platform was originally designed as a self-service content marketplace to replace in-house editorial newsrooms in news agencies with a “virtual newsroom” to source and handle their content workflow with outside creators. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. In July 2016, we acquired the ZenContent technology platform to use as an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities and brand customers. The TapInfluence technology platform, acquired in 2018, performed in a similar manner to IZEAx and was being utilized by the majority of the TapInfluence customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns. After the migration of the last customers to IZEAx from the Ebyline platform in December 2019 and from the TapInfluence platform in February 2020, all marketplace revenue is solely generated from the IZEAx platform.

Impact of COVID-19 on our Business

        Although the ultimate impact of COVID-19 on our business is still unknown, our operations, sales and finances have been impacted by the pandemic during the six months ended June 30, 2020. In an effort to protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020. During this work-from-home period, we have not renewed leases for our headquarters and temporary office spaces and we do not have any plans to do so prior to the end of 2020 and until circumstances allow.

        Although we are able to maintain full operations remotely, the economic conditions caused by COVID-19 have negatively impacted the business activity of our customers. We observed changes in advertising decisions, timing and spending priorities from brand and agency customers, which have resulted in a negative impact to our revenue.

        In light of the adverse economic conditions caused by the COVID-19 pandemic, we implemented certain cost-reduction measures, including temporary salary and wage reductions averaging 20%, including a 21% reduction in base salary for our Chief Executive Officer, Chief Operating Officer and fees for our directors, during the entire three months ended June 30, 2020. We reduced and shifted our marketing expense and eliminated travel expense for the near term future. In March 2020, we incurred debt by drawing on our secured credit facility and receiving a loan under the U.S. Small Business Association’s Paycheck Protection Program. After we were able to secure additional capital through sales of our common stock through an at the market offering in June 2020, the secured credit facility was paid down by June 30, 2020 and the employee salary reductions and hiring restrictions were removed effective July 1, 2020.

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

Revenue
        We historically generated revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms (“Other Fees”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

        As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 herein, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees and Other Fees are reported on a gross basis. We further categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees, and Other Fees.

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

Sales and Marketing
        Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel and miscellaneous departmental costs for our marketing, sales and sales support personnel, as well as marketing expenses such as brand marketing, public relation events, trade shows and marketing materials, and travel expenses.

General and Administrative
        Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities,and other corporate-related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations. General and administrative expense also includes current period gains and losses on costs previously accrued related to our acquisitions, as well as gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets and goodwill, are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations when they are material.

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

        Other Income (Expense). Other income (expense) consists primarily of interest income for interest earned or changes in the value of our foreign assets and liabilities and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

        The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$3,135,039	$3,923,864	$(788,825)	(20)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,414,249	1,817,659	(403,410)	(22)%
Sales and marketing	1,228,691	1,362,242	(133,551)	(10)%
General and administrative	1,920,492	2,232,305	(311,813)	(14)%
Depreciation and amortization	377,107	448,105	(70,998)	(16)%
Total costs and expenses	4,940,539	5,860,311	(919,772)	(16)%
Loss from operations	(1,805,500)	(1,936,447)	130,947	(7)%
Other income (expense):
Interest expense	(19,476)	(86,737)	67,261	(78)%
Other income, net	33,834	30,798	3,036	10%
Total other income (expense), net	14,358	(55,939)	70,297	(126)%
Net loss	$(1,791,142)	$(1,992,386)	$201,244	(10)%

Revenue
        The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended June 30,
	2020		2019		$ Change	% Change
Managed Services Revenue	2,490,343	80%	2,991,571	76%	$(501,228)	(17)%

Legacy Workflow Fees	—	—%	44,291	1%	(44,291)	(100)%
Marketplace Spend Fees	195,894	6%	314,638	8%	(118,744)	(38)%
License Fees	408,728	13%	548,494	14%	(139,766)	(25)%
Other Fees	40,074	1%	24,870	1%	15,204	61%
SaaS Services Revenue	644,696	20%	932,293	24%	(287,597)	(31)%

Total Revenue	$3,135,039	100%	$3,923,864	100%	$(788,825)	(20)%

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
        Managed Services is generated when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services. Managed Services revenue during the three months ended June 30, 2020, decreased 17% from the same period in 2019, primarily due to marketers canceling or pausing planned advertising campaigns in the second quarter of 2020 as a result of uncertainty or inability to offer their products for sale as a result of business shutdowns due to COVID-19 or in light of civil unrest. Although we saw a decrease in revenue during the quarter, bookings, or sales orders, for our Managed Services increased by 50% from $2.64 million in the in the three months ended June 30, 2019 to $3.96 million in the three months ended June 30, 2020, as marketers who are still advertising shifted more of their spend to influencer marketing campaigns. Managed Service bookings typically convert to future revenue over the next three to twelve months, but the timing of revenue may fluctuate from prior year results or current expectations in the event of continued or additional economic changes.
        SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.
•Legacy Workflow Fees revenue represents self-service transactions through the Ebyline platform for professional custom content workflow. After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees. Any activity from former legacy workflow customers is now generated under the IZEAx platform and reported as Marketplace Spend Fees.
•Marketplace Spend Fees revenue primarily results from fees on transaction spending by marketers and partners using the IZEAx and, from July 2018 - February 2020, the TapInfluence platforms on a SaaS basis to purchase or distribute content for their internal use or advertising purposes. We charge the self-service customer the transaction price plus a fee based on agreed upon rates. Our revenue from Marketplace Spend Fees decreased by $118,744 to $195,894 for the three months ended June 30, 2020 when compared to $314,638 for the same period in 2019, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts and the incorporation of lower margin legacy workflow customers into IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business. After the migration of the last customers from the TapInfluence platform to IZEAx in February 2020, all revenue is solely generated from the IZEAx platform.
•License Fees revenue is generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and, until February 2020, the TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue decreased during the three months ended June 30, 2020 to $408,728 compared to $548,494 in the same period of 2019. The decrease was partly due to former TapInfluence customers who churned during the second half of 2019. Additionally, we implemented a competitive standardized pricing system for all IZEAx customers that was at a lower price point than the former TapInfluence licensing contracts.
•Other Fees revenue consists of other fees, such as inactivity fees, early cash-out fees, and plan fees charged to users of our platforms. Other Fees revenue increased 61% for the three months ended June 30, 2020 compared to the same period in 2019 due to an increase in plan subscription fees on certain new self-service offerings such as IZEAx Discovery.

Cost of Revenue
        Cost of revenue for the three months ended June 30, 2020 decreased by $403,410, or approximately 22%, compared to the same period in 2019 primarily as a result of the decrease in variable costs associated with the decline in Managed Services revenue. Cost of revenue as a percentage of revenue improved from 46% in 2019 and 45% in 2020 primarily due to a $73,000 reduction in personnel and travel related costs on the fulfillment of customer marketing campaigns.

Sales and Marketing
        Sales and marketing expense for the three months ended June 30, 2020 decreased by $133,551, or approximately 10%, compared to the same period in 2019. Although our average number of sales and marketing personnel increased by 3% for the three months ended June 30, 2020 compared to the same period in 2019, we saw a $29,000 decrease in sales and marketing payroll and personnel related expenses including stock compensation due to the salary reductions that were implemented during the three months ended June 30, 2020 as a result of the COVID-19 cost reduction efforts. We also decreased our marketing expenses by $51,000 and travel related expenses by $48,000 due to the impact of COVID-19 restricting travel for the entire quarter in 2020.

General and Administrative
        General and administrative expense for the three months ended June 30, 2020 decreased by $311,813, or approximately 14%, compared to the same period in 2019. General and administrative expense for the three months ended June 30, 2020 decreased primarily due to a $338,000 decrease in payroll and personnel related expenses as a result of a 12% reduction in staff compared to the prior year quarter and the 20% average decrease in salaries that was implemented during the three months ended June 30, 2020 as a result of the COVID-19 cost reduction efforts. Rent expense also decreased by $66,000 due to the non-renewal of expiring office facility leases and travel costs decreased by $44,000 as our employees continue to work from home. These decreases were offset by a $92,000 increase in professional services for special projects, a $35,000 increase in moving costs to vacate our leasehold premises, and a $9,000 increase in insurance premiums during the three months ended June 30, 2020.

Depreciation and Amortization
        Depreciation and amortization expense for the three months ended June 30, 2020 decreased by $70,998, or approximately 16%, compared to the same period in 2019.

        Depreciation and amortization expense on property and equipment was $34,578 and $35,946 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.

        Amortization expense was $342,529 and $412,159 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $239,990 and $322,907 for the three months ended June 30, 2020 and 2019, respectively, while amortization expense related to internal use software development costs was $102,539 and $89,252 for the three months ended June 30, 2020 and 2019, respectively. Amortization on our intangible acquisition assets decreased in the three months ended June 30, 2020 due to completion of amortization on certain intangible assets acquired in prior years. Amortization on our internal use software increased due to the release of IZEAx 3.0 in April 2019.

Other Income (Expense)
  Interest expense decreased by $67,261 to $19,476 during the three months ended June 30, 2020 compared to the same period in 2019 due primarily to the elimination of amounts owed on our acquisition costs payable and amortization thereon after July 2019.

        The $3,036 increase in other income during the three months ended June 30, 2020 when compared to the same period in 2019 resulted primarily from net currency exchange gains related to our Canadian transactions compared to net currency exchange gains on our Canadian transactions in 2019.

Net Loss
  Net loss for the three months ended June 30, 2020 was $1,791,142, a $201,244 decrease compared to the net loss of $1,992,386 for the same period in 2019. The decrease in net loss was primarily the result of the cost reductions implemented as a result of the revenue declines experienced as a result of COVID-19 discussed above.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

        The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$7,898,707	$8,717,620	$(818,913)	(9)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	3,554,766	3,916,950	(362,184)	(9)%
Sales and marketing	2,751,834	2,719,909	31,925	1%
General and administrative	4,338,330	4,844,359	(506,029)	(10)%
Impairment of goodwill	4,300,000	—	4,300,000	100%
Depreciation and amortization	878,376	884,329	(5,953)	(1)%
Total costs and expenses	15,823,306	12,365,547	3,457,759	28%
Loss from operations	(7,924,599)	(3,647,927)	(4,276,672)	117%
Other income (expense):
Interest expense	(26,094)	(215,201)	189,107	(88)%
Other income (expense), net	(3,910)	40,162	(44,072)	(110)%
Total other income (expense), net	(30,004)	(175,039)	145,035	(83)%
Net loss	$(7,954,603)	$(3,822,966)	$(4,131,637)	108%

Revenue
        The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Six Months Ended June 30,
	2020		2019		$ Change	% Change
Managed Services Revenue	$6,615,404	84%	$6,858,803	79%	$(243,399)	(4)%

Legacy Workflow Fees	—	—%	91,621	1%	(91,621)	(100)%
Marketplace Spend Fees	362,187	5%	689,291	8%	(327,104)	(47)%
License Fees	825,544	10%	1,039,588	12%	(214,044)	(21)%
Other Fees	95,572	1%	38,317	—%	57,255	149%
SaaS Services Revenue	1,283,303	16%	1,858,817	21%	(575,514)	(31)%

Total Revenue	$7,898,707	100%	$8,717,620	100%	$(818,913)	(9)%

        Managed Services revenue during the six months ended June 30, 2020, decreased 4% from the same period in 2019, primarily due to marketers canceling or pausing planned advertising campaigns in March 2020 and throughout the second quarter of 2020 as a result of uncertainty or inability to offer their products for sale as a result of business shutdowns due to COVID-19 or in light of civil unrest.
        SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.
•Legacy Workflow Fees are no longer generated after the migration of the last customers from the Ebyline platform to IZEAx in December 2019. Any activity from former legacy workflow customers is now generated under the IZEAx platform and reported as Marketplace Spend Fees.
•Marketplace Spend Fees decreased by $327,104 for the six months ended June 30, 2020 when compared with the same period in 2019, primarily as a result of lower spend levels from our marketers and lower fees charged assessed on those spends as a result of competitive pricing efforts and the incorporation of lower margin legacy workflow customers into IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business. After the migration of the last customers from the TapInfluence platform to IZEAx in February 2020, all revenue is solely generated from the IZEAx platform.
•License Fees revenue decreased during the six months ended June 30, 2020 to $825,544 compared to $1,039,588 in the same period of 2019. The decrease was partly due to former TapInfluence customers who churned during the second half of 2019. Additionally, we implemented a competitive standardized pricing system for all IZEAx customers that was at a lower price point than the former TapInfluence licensing contracts.
•Other Fees revenue increased 149% for the six months ended June 30, 2020 compared to the same period in 2019 due to increases in plan subscription fees on certain new self-service offerings such as IZEAx Discovery.

Cost of Revenue
        Cost of revenue for the six months ended June 30, 2020 decreased by $362,184, or approximately 9%, compared to the same period in 2019 primarily as a result of the decrease in Managed Services revenue. Cost of revenue as a percentage of revenue remained consistent at 45% in 2019 and 45% in 2020.

Sales and Marketing
        Sales and marketing expense for the six months ended June 30, 2020 increased by $31,925, or approximately 1%, compared to the same period in 2019. Our average number of sales and marketing personnel increased by 14% for the six months ended June 30, 2020 compared to the same period in 2019 which, along with the increase in variable compensation linked with sales performance and stock compensation, contributed to a $67,000 increase in sales and marketing payroll and personnel related expenses. Prior to the cost reduction efforts as a result of COVID-19, we also increased our marketing expenses to generate awareness and future revenue which resulted in an overall increase of $40,000 for the six months ended June 30, 2020 compared to the same period in 2019. These increases were offset by a reduction in travel related expenses of $59,000 due to the impact of COVID-19 restricting travel beginning in March 2020.

General and Administrative
        General and administrative expense for the six months ended June 30, 2020 decreased by $506,029, or approximately 10%, compared to the same period in 2019. General and administrative expense for the six months ended June 30, 2020 decreased due to a $550,000 reduction in payroll and personnel related expenses as a result of a 9% reduction in staff compared to the prior year quarter and the 20% average decrease in salaries that was implemented during the three months ended June 30, 2020 as a result of the COVID-19 cost reduction efforts. Rent expense also decreased by $88,000 due to the non-renewal of expiring office facility leases and travel costs decreased by $64,000 as our employees continue to work from home. General and administrative expense also declined due to an expense of $191,439 related to the settlement of our acquisition cost liabilities in 2019 that did not recur in 2020.

        On January 26, 2019, pursuant to a Merger Agreement with TapInfluence, Inc., we issued 660,136 shares of our common stock valued at $884,583, or $1.34 per share, using the 30-day VWAP as reported by the Nasdaq Capital Market prior to the issuance date to pay for our purchase obligation. Upon the issuance, we recorded a non-cash loss on the settlement of this acquisition cost payable of $191,439 as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement. This non-cash expense was not recurring in the current year, thus resulting in a reduction of general and administrative expense in the six months ended June 30, 2020 as compared to the same period in 2019.

These decreases were offset by a $67,000 increase in professional services for special projects, a $35,000 increase in moving costs to vacate our leasehold premises during the six months ended June 30, 2020, and nearly $300,000 less in personnel costs capitalized to internal software costs after the release of IZEAx 3.0 in April 2019 during the six months ended June 30, 2020 as compared to the same period in 2019 .

Impairment of Goodwill
        In March 2020, we identified triggering events due to the reduction in our projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below our carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. We performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of our Company as of March 31, 2020 exceeded the fair value. As a result of the valuation, we recorded a $4.3 million impairment of goodwill resulting in an expense for the six months ended June 30, 2020.

Depreciation and Amortization
        Depreciation and amortization expense for the six months ended June 30, 2020 decreased by $5,953, or approximately 1%, compared to the same period in 2019.

        Depreciation and amortization expense on property and equipment was $70,207 and $74,422 for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense has declined primarily due to certain assets becoming fully depreciated.

        Amortization expense was $808,169 and $809,907 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $604,980 and $645,814 for the six months ended June 30, 2020 and 2019, respectively, while amortization expense related to internal use software development costs was $203,189 and $164,093 for the six months ended June 30, 2020 and 2019, respectively. Amortization on our intangible acquisition assets increased in 2020 due to higher amortization of the TapInfluence intangible assets acquired in July 2018 in the first quarter of 2020. However, this expense will decrease in the future periods as these assets were fully amortized by March 2020. Amortization on our internal use software is expected to increase in future periods due to the release of IZEAx 3.0 in April 2019.

Other Income (Expense)
  Interest expense decreased by $189,107 to $26,094 during the six months ended June 30, 2020 compared to the same period in 2019 due primarily to the elimination of amounts owed on our acquisition costs payable and amortization thereon after July 2019 and partly to the reduction in our average borrowings on our secured credit facility during the six months ended June 30, 2020 compared to the same period in 2019.

        The $44,072 decrease in other income during the six months ended June 30, 2020 when compared to the same period in 2019 resulted primarily from net currency exchange losses related to our Canadian transactions after the sharp decline in rates in March 2020 compared to net currency exchange gains on our Canadian transactions in 2019.

Net Loss
  Net loss for the six months ended June 30, 2020 was $7,954,603, a $4,131,637 increase in the net loss of $3,822,966 for the same period in 2019. The increase in net loss was primarily the result of the goodwill impairment discussed above.

Key Metrics and Non-GAAP Financial Measures

Below are financial measures of our gross billings and Adjusted EBITDA. We use this information to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may make changes in future periods to the key financial metrics that we consider to measure our business.

Gross Billings by Revenue Type

        Company management evaluates our operations and makes strategic decisions based, in part, on our key metric of gross billings from our two primary types of revenue, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts charged to our customers for the services we performed, or the amounts billed to our customers for their self-service purchase of goods and services on our platforms. Gross billings are the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the United States (“GAAP”) reporting purposes.

        Gross billings for Managed Services are the same as revenue reported in our consolidated statements of operations on a GAAP basis, as there is no requirement to net the costs of revenue against the revenue. Gross billings for Marketplace Spend and Legacy Workflow Fees (which are included in SaaS Services) differ from revenue reported for these services in our consolidated statements of operations on a GAAP basis. These services are presented net of the amounts we pay to the third-party creators providing the content or sponsorship services. Gross billings for all other revenue types equal the revenue reported in our consolidated statements of operations.

        We consider gross billings to be an important indicator of our potential performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings that we are able to retain after payments to our creators. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flow. We invoice our customers based on our services performed or based on their self-service transactions plus our fee. Then we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to the time of payment to our creators, we could experience large swings in our cash flows. Finally, gross billings allow us to evaluate our transaction totals on an equal basis in order for us to see our contribution margins by revenue stream so that we can better understand where we should be allocating our resources.

The following table sets forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Six Months Ended June 30,
	2020		2019		$ Change	% Change
Managed Services Gross Billings	$6,615,404	62%	$6,858,803	47%	$(243,399)	(4)%

Legacy Workflow Fees	—	—%	1,261,681	9%	(1,261,681)	(100)%
Marketplace Spend Fees	3,096,654	29%	5,256,146	37%	(2,159,492)	(41)%
License Fees	825,544	8%	1,039,588	7%	(214,044)	(21)%
Other Fees	95,572	1%	38,317	—%	57,255	149%
SaaS Services Gross Billings	4,017,770	38%	7,595,732	53%	(3,577,962)	(47)%

Total Gross Billings	$10,633,174	100%	$14,454,535	100%	$(3,821,361)	(26)%

Adjusted EBITDA

        Adjusted EBITDA is a “non-GAAP financial measure” as defined under the rules of the Securities and Exchange Commission (the “SEC”). We define Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock-based compensation, gain or loss on asset disposals or impairment, changes in acquisition cost estimates, and certain other unusual or non-cash income and expense items such as gains or losses on settlement of liabilities and exchanges, and changes in the fair value of derivatives, if applicable.

        We use Adjusted EBITDA as a measure of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business, and in communications with our Board of Directors regarding our financial performance. We believe that Adjusted EBITDA also provides useful information to investors as it excludes transactions not related to our core cash-generating operating business activities, and it provides consistency to facilitate period-to-period comparisons. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash-generating operations.

        All companies do not calculate Adjusted EBITDA in the same manner, and Adjusted EBITDA as presented by us may not be comparable to Adjusted EBITDA presented by other companies, which limits its usefulness as a comparative measure. Moreover, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for an analysis of our results of operations as under GAAP. These limitations are that Adjusted EBITDA:

•does not include stock-based compensation expense, which is a non-cash expense, but has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•does not include stock issued for payment of services, which is a non-cash expense, but has been, and is expected to be for the foreseeable future, an important means for us to compensate our directors, vendors and other parties who provide us with services;
•does not include changes in acquisition cost estimates as a result of the allocation of acquisition costs payable to compensation expense which may be a significant recurring expense for our business if we continue to make business acquisitions;
•does not include gains or losses on the settlement of acquisition costs payable or liabilities when the stock value, as agreed upon in the agreement, varies from the market price of our stock on the settlement date. This is a non-cash expense, but was a recurring expense for our business on certain business contracts where the amounts could vary;
•does not include depreciation and intangible assets amortization expense, impairment charges and gains or losses on disposal of equipment, which is not always a current period cash expense, but the assets being depreciated and amortized may have to be replaced in the future; and
•does not include interest expense and other gains, losses, and expenses that we believe are not indicative of our ongoing core operating results, but these items may represent a reduction or increase in cash available to us.

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

        The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,791,142)	$(1,992,386)	$(7,954,603)	$(3,822,966)
Non-cash stock-based compensation	118,707	157,328	248,278	318,205
Non-cash stock issued for payment of services	31,249	37,497	62,499	74,995
Loss on settlement of acquisition costs payable	—	—	—	191,439
Increase in value of acquisition costs payable	—	2,669	—	5,333
Interest expense	19,476	86,737	26,094	215,201
Depreciation and amortization	377,107	448,105	878,376	884,329
Impairment on intangible assets	—	—	4,300,000	—
Other non-cash items	(23,706)	(7,580)	(23,706)	(8,095)
Adjusted EBITDA	$(1,268,309)	$(1,267,630)	$(2,463,062)	$(2,141,559)

Revenue	$3,135,039	$3,923,864	$7,898,707	$8,717,620
Adjusted EBITDA as a % of Revenue	(40)%	(32)%	(31)%	(25)%

Liquidity and Capital Resources

 We had cash and cash equivalents of $20,820,273 as of June 30, 2020 as compared to $5,884,629 as of December 31, 2019, an increase of $14,935,644 primarily due to net proceeds received from the sale of our common stock in our at the market offering program offset by operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $68,339,372 as of June 30, 2020. To date, we have financed our operations through revenue from operations, borrowings under our secured credit facility, the PPP Loan (described below) and the sale of our equity securities.

	Six Months Ended June 30,
	2020	2019
Net cash (used for)/provided by:
Operating activities	$(1,932,159)	$(161,146)
Investing activities	38,492	(464,261)
Financing activities	16,829,311	7,982,196
Net increase/(decrease) in cash and cash equivalents	$14,935,644	$7,356,789
Cash used for operating activities was $1,932,159 during the six months ended June 30, 2020 and is primarily the result of our net loss for the period. Net cash provided by investing activities was $38,492 during the six months ended June 30, 2020 due to a return of deposits on our leasehold facilities and sales of fixed assets offset by the payment of $97,129 in the development of our proprietary software. Net cash provided by financing activities during the six months ended June 30, 2020 was $16,829,311, which consisted primarily of net proceeds of approximately $15.1 million from the sale of our common stock in our at the market offering program and approximately $1.9 million from the PPP Loan (described below).

Secured Credit Facility
        We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA’s merger with TapInfluence, we entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. As of June 30, 2020, we had no amounts outstanding under this agreement. Assuming that our unfunded remaining trade accounts receivable balance was eligible for funding, we had approximately $2.4 million in available credit of under the agreement as of June 30, 2020.

PPP Loan

On April 23, 2020, we received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The term of the promissory note (the “Note”) issued in respect of the loan is two years, though it may be payable sooner in connection with an event of default under the Note. The PPP Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We intend to use the PPP Loan for qualifying expenses such that we are eligible to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.

At the Market (ATM) Offering

On June 4, 2020, we entered into an ATM Sales Agreement (the “Sales Agreement”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we may offer and sell, from time to time, through National Securities, shares of our common stock, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Offering”). As of June 30, 2020, we had sold 6,856,241 shares at an average price of $2.24 per share for total gross proceeds of $15,361,853. By August 10, 2020, we had sold a total of 13,258,172 shares at an average price of $1.94 per share for total gross proceeds of $25,740,293 in the ATM Offering under our shelf registration statement on Form S-3 (File No. 333-238619).

Financial Condition

        We have seen impacts on our operations due to changes in advertising decisions, timing and spending priorities from our customers as a result of COVID-19, which has had and may continue to have a negative impact to our expected future sales and valuation estimates. With our cash on hand as of June 30, 2020, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on our current estimates of revenue and expenses for the next twelve months. While the disruption caused by COVID-19 is currently expected to be temporary, there is uncertainty around the duration and the total economic impact. Therefore, while we expect this matter to negatively impact our business, such events are generally outside of our control and could have a further material adverse impact on our business, results of operations, and financial position.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not engage in any activities involving variable interest entities or off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2020, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

        There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

        From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of August 10, 2020, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $68,339,372 as of June 30, 2020. For the six months ended June 30, 2020, we had a net loss of $7,954,603, including a $7,924,599 loss from operations.  We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it. Therefore, we may need to raise capital through new financings, which could include equity financing, such as additional issuances of common stock under our at the market offering program, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, securities we issue may contain rights, preferences or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are not available, we may be required to curtail or reduce our operations or forced to sell or dispose of our rights or assets. An inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

        In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 - specifically stay-at-home orders imposed by certain states and localities - we did not enter into a new lease for our corporate headquarters in Winter Park, Florida and our Canadian headquarters in Toronto, Canada, for which both leases expired on April 30, 2020. Additionally, we plan to vacate and cancel the various co-working facilities our team members use around the country as their terms expire in the next three months. As a result, our management team and all of our employees will work remotely at least through the end of 2020. While our employees are accustomed to working with other remote employees and customers, our workforce has not previously been fully remote prior to March 16, 2020, when we proactively instituted a work-from-home policy in response to COVID-19 concerns. Although we continue to monitor the situation and may adjust our current plans as more information and guidance become available, not doing business in-person could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business. Additionally, when we determine it prudent to end our work-from-home policy, we will need to enter into a new lease for office space and/or arrangements for the use of co-working facilities. Although we believe suitable office space will be readily available when this time comes, we may encounter difficulties or delays in finalizing the terms of such lease arrangements or in obtaining rent prices at acceptable rates.

Our common stock may be delisted if we fail to maintain compliance with the requirements for continued listing on the Nasdaq Capital Market, and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On June 22, 2020, we received notification from Nasdaq that we had regained compliance with the Bid Price Rule after the closing bid price of our common stock was at $1.00 per share or greater for the prior 10 consecutive business days.

        Although we are now in compliance with the Bid Price Rule, if we fail to meet this or any of the other continued listing requirements in the future, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (c)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended June 30, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) the Unaudited Notes to the Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

August 13, 2020	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2020	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Interim Chief Financial Officer (Principal Financial and Accounting Officer)