Form 10-Q
period 2020-09-30
IZEA Worldwide, Inc.
filed 2020-11-12
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of November 12, 2020, there were 48,459,607 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,617,921	$5,884,629
Accounts receivable, net	3,981,132	5,596,719
Prepaid expenses	385,128	400,181
Other current assets	140,291	153,031
Total current assets	35,124,472	12,034,560

Property and equipment, net	260,994	309,780
Goodwill	4,016,722	8,316,722
Intangible assets, net	768,879	1,611,516
Software development costs, net	1,480,288	1,519,980
Security deposits	—	151,803
Total assets	$41,651,355	$23,944,361

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,333,281	$2,252,536
Accrued expenses	1,267,553	1,377,556
Contract liabilities	7,028,687	6,466,766
Current portion of notes payable	1,157,103	—
Right-of-use liability	—	83,807
Total current liabilities	10,786,624	10,180,665

Finance obligation, less current portion	65,604	45,673
Notes payable, less current portion	778,092	—
Total liabilities	11,630,320	10,226,338

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 48,331,379 and 34,634,172, respectively, issued and outstanding	4,833	3,464
Additional paid-in capital	99,610,374	74,099,328
Accumulated deficit	(69,594,172)	(60,384,769)
Total stockholders’ equity	30,021,035	13,718,023
Total liabilities and stockholders’ equity	$41,651,355	$23,944,361

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$4,036,120	$4,411,086	$11,934,827	$13,128,706

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,701,770	1,904,287	5,256,536	5,821,237
Sales and marketing	1,403,037	1,518,165	4,154,871	4,238,074
General and administrative	1,827,267	1,752,126	6,165,597	6,596,485
Impairment of goodwill	—	—	4,300,000	—
Depreciation and amortization	372,483	433,094	1,250,859	1,317,423
Total costs and expenses	5,304,557	5,607,672	21,127,863	17,973,219

Loss from operations	(1,268,437)	(1,196,586)	(9,193,036)	(4,844,513)

Other income (expense):
Interest expense	(16,448)	(27,734)	(42,542)	(242,935)
Other income, net	30,085	51,285	26,175	91,447
Total other income (expense), net	13,637	23,551	(16,367)	(151,488)

Net loss	$(1,254,800)	$(1,173,035)	$(9,209,403)	$(4,996,001)

Weighted average common shares outstanding – basic and diluted	45,772,638	32,421,043	38,879,218	22,506,929
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.24)	$(0.22)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	41,784,601	$4,178	$89,315,525	$(68,339,372)	$20,980,331
Sale of securities	6,401,931	641	10,377,799	—	10,378,440
Stock issued for payment of services	97,655	10	31,240	—	31,250
Stock issuance costs	—	—	(222,754)	—	(222,754)
Stock-based compensation	47,192	4	108,564	—	108,568
Net loss	—	—	—	(1,254,800)	(1,254,800)
Balance, September 30, 2020	48,331,379	$4,833	$99,610,374	$(69,594,172)	$30,021,035

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	27,088,213	$2,709	$70,848,486	$(56,917,615)	$13,933,580
Stock issued for payment of acquisition liability	7,355,740	735	2,927,640	—	2,928,375
Stock issued for payment of services	22,191	3	37,506	—	37,509
Stock issuance costs	—	—	1,704	—	1,704
Stock-based compensation	40,456	4	219,490	—	219,494
Net loss	—	—	—	(1,173,035)	(1,173,035)
Balance, September 30, 2019	34,506,600	$3,451	$74,034,826	$(58,090,650)	$15,947,627

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(60,384,769)	$13,718,023
Sale of securities	13,258,172	1,326	25,738,967	—	25,740,293
Stock purchase plan & option exercise issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	292,965	29	93,720	—	93,749
Stock issuance costs	—	—	(680,786)	—	(680,786)
Stock-based compensation	136,036	13	356,833	—	356,846
Net loss	—	—	—	(9,209,403)	(9,209,403)
Balance, September 30, 2020	48,331,379	$4,833	$99,610,374	$(69,594,172)	$30,021,035

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315
Sale of securities	14,285,714	1,429	9,998,571	—	10,000,000
Stock issued for payment of acquisition liability	8,015,876	801	4,003,596	—	4,004,397
Stock purchase plan issuances	7,099	1	3,095	—	3,096
Stock issued for payment of services	66,570	7	112,497	—	112,504
Stock issuance costs	—	—	(772,853)	—	(772,853)
Stock-based compensation	55,633	5	378,164	—	378,169
Net loss	—	—	—	(4,996,001)	(4,996,001)
Balance, September 30, 2019	34,506,600	$3,451	$74,034,826	$(58,090,650)	$15,947,627

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,209,403)	$(4,996,001)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	102,495	99,814
Amortization of software development costs and other intangible assets	1,148,364	1,217,609
Impairment of goodwill	4,300,000	—
(Gain) loss on disposal of equipment	(22,423)	23,903
Provision for (recovery of) losses on accounts receivable	108,381	(29,940)
Stock-based compensation, net	356,846	498,071
Fair value of stock issued for payment of services	93,749	112,504
Gain on settlement of acquisition costs payable	—	(602,410)
Changes in operating assets and liabilities:
Accounts receivable	1,507,206	2,604,095
Prepaid expenses and other current assets	(80,038)	(231,879)
Security deposits	151,803	839
Accounts payable	(919,255)	(926,628)
Accrued expenses	(121,665)	(489,440)
Contract liabilities	561,921	482,498
Right-of-use asset	24,024	(26,148)
Deferred rent	—	(17,419)
Net cash used for operating activities	(1,997,995)	(2,280,532)
Cash flows from investing activities:
Purchase of equipment	(17,290)	(127,227)
Proceeds from sale of equipment	29,007	43,317
Software development costs	(266,035)	(499,363)
Net cash used for investing activities	(254,318)	(583,273)
Cash flows from financing activities:
Proceeds from sale of securities	25,740,293	10,000,000
Proceeds from stock purchase plan and option exercise issuances	2,313	3,096
Net repayments on line of credit	—	(1,526,288)
Proceeds from notes payable	1,935,195	—
Payments on finance obligation	(11,410)	—
Stock issuance costs	(680,786)	(772,853)
Net cash provided by financing activities	26,985,605	7,703,955
Net increase in cash and cash equivalents	24,733,292	4,840,150
Cash and cash equivalents, beginning of period	5,884,629	1,968,403
Cash and cash equivalents, end of period	$30,617,921	$6,808,553

Supplemental cash flow information:
Interest paid	$39,834	$204,187

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$43,003	$—
Common stock issued for payment of acquisition liability	$—	$4,004,397
Fair value of common stock issued for future services	$125,000	$192,550

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

Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended containment and mitigation measures worldwide. As the spread continued throughout the United States, the Company directed all of its staff to work from home effective March 16, 2020. All of the Company’s business operations and ability to support its customers is fully functional while its employees are working from remote locations. However, the Company has seen impacts on its operations due to changes in advertising decisions, timing and spending priorities from customers, which resulted in a negative impact to Company bookings and timing of future revenue. While the disruption caused by COVID-19 is currently expected to be temporary, it is generally outside of the Company’s control and there is uncertainty around the duration and the total economic impact. Therefore, this matter could have a material adverse impact on the Company’s business, results of operations, and financial position in future periods. As a result, the Company leveraged its balance sheet by drawing on its secured credit facility and obtaining a loan under the Paycheck Protection Program (“PPP”) established under the CARES Act as administered by the U.S. Small Business Administration (“SBA”) to increase the Company’s cash position and help preserve its financial flexibility. The secured credit facility was paid down by June 30, 2020 after the Company was able to secure additional capital as described in Note 8.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company did not renew leases for its headquarters and temporary office spaces as additional means to reduce fixed costs and the Company intends to have all employees work from home for the foreseeable future to protect the health and safety of its workers. There can be no assurance that the Company will return to a typical office environment in the future, nor can the Company say what that office environment may look like. The Company also reduced and shifted marketing expenses and eliminated travel for the near-term future. These measures may not be sustainable and could prove detrimental long term. Therefore, management reviews these initial actions and other options in conjunction with the changing internal and external economic conditions on an ongoing basis.

Liquidity
The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flow from operations for most periods since its inception, which has resulted in a total accumulated deficit of $69,594,172 as of September 30, 2020. For the nine months ended September 30, 2020, the Company had a net loss of $9,209,403.
Between June and August 2020, the Company raised gross proceeds of $25,740,293 through its at-the-market offering program registered on its shelf registration statement filed with the Securities and Exchange Commission (see Note 8). The Company's cash balance as of September 30, 2020 was $30,617,921. With the cash on hand as of September 30, 2020, in addition to the PPP Loan (see Note 6), the Company expects to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on its current estimates of revenue and expenses for the next twelve months of operations.

Basis of Presentation
The accompanying consolidated balance sheet as of September 30, 2020, the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2020.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets and intangibles. The Company’s

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will negatively impact its financial results or liquidity. However, in consideration of the effect of COVID-19 on the assumptions and estimates used in the preparation of the September 30, 2020 financial statements, the Company identified the goodwill impairment disclosed in Note 3 as a material adverse effect on its results of operations and financial position in the first quarter of fiscal 2020 that was caused by COVID-19’s effect on economic conditions.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of net trade receivables and unbilled receivables. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represent amounts owed for work that has been performed, but not yet billed. The Company had trade receivables of $3,947,837 and unbilled receivables of $33,295 at September 30, 2020. The Company had trade receivables of $5,106,314 and unbilled receivables of $490,405 at December 31, 2019. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company had a reserve for doubtful accounts of $170,000 and $145,000 as of September 30, 2020 and December 31, 2019, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was approximately 1% of revenue or less for the three and nine months ended September 30, 2020 and 2019.

Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s addition of SaaS customers, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had one customer that accounted for 25% of total accounts receivable at September 30, 2020 and no customers that accounted for an aggregate of more than 10% of total accounts receivable at December 31, 2019. The Company had no customer that accounted for more than 10% of its revenue during the three months ended September 30, 2020 or 2019. The Company had no customer that accounted for more than 10% of its revenue during the nine months ended September 30, 2020 or 2019.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

losses included in general and administrative expense in the consolidated statements of operations. There were no material impairment charges associated with the Company’s long-lived tangible assets during the three and nine months ended September 30, 2020 and 2019.

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

The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. For instance, in March 2020, the Company identified triggering events, including the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. Therefore, the Company performed an interim assessment of goodwill, as described in Note 3. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of September 30, 2020.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Revenue Recognition
The Company historically generated revenue from five primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of the Company's Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of the Company's platforms (“Other”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended September 30, 2020 and 2019 were approximately $173,000 and $233,000, respectively. Advertising costs charged to operations for the nine months ended September 30, 2020 and 2019 were approximately $419,000 and $460,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA Worldwide, Inc.
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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan and the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 8) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. For issuances after June 2019, the Company estimates the volatility of its common stock at the date of grant based on the volatility of its stock during the period. For issuances prior to June 30, 2019, the Company estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that were publicly traded and had a longer trading history than itself. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2020 and 2019:

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	116.64%	106.80%	108.56%	85.03%
Weighted average risk-free interest rate	0.42%	1.48%	0.46%	1.92%
Expected dividends	—	—	—	—
Weighted average expected forfeiture rate	8.79%	6.29%	8.64%	6.16%

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Convertible Instruments: In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$221,905	$298,205
Office equipment	66,816	86,884
Computer equipment	511,854	455,008
Leasehold improvements	—	338,018
Total	800,575	1,178,115
Less accumulated depreciation and amortization	(539,581)	(868,335)
Property and equipment, net	$260,994	$309,780

Depreciation and amortization expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations was $32,288 and $25,392 for the three months ended September 30, 2020 and 2019, respectively, and was $102,495 and $99,814 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	September 30, 2020		December 31, 2019		Useful Life (in years)
	Balance	Accumulated Amortization	Balance	Accumulated Amortization
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	781,667	820,000	622,167	5
Self-service content customers	2,810,000	2,087,778	2,810,000	1,437,778	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	158,145	166,469	133,175	5
Embedded non-compete provision	28,000	28,000	28,000	19,833	2
Total	$6,211,469	$5,442,590	$6,211,469	$4,599,953

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	September 30, 2020	December 31, 2019
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Total	$6,211,469	$6,211,469
Less accumulated amortization	(5,442,590)	(4,599,953)
Intangible assets, net	$768,879	$1,611,516

The Company is amortizing the identifiable intangible assets over a remaining weighted-average period of one year, four months. For the nine months ended September 30, 2020 and 2019, there were no impairment charges associated with the Company's identifiable intangible assets.

Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations was $237,657 and $297,629 for the three months ended September 30, 2020 and 2019, respectively, and $842,637 and $943,443 for the nine months ended September 30, 2020 and 2019, respectively.

The portion of amortization expense specifically related to the costs of acquired technology for its platforms that is presented separately from cost of revenue was $11,500 and $56,500 for the three months ended September 30, 2020 and 2019, respectively, and $159,500 and $169,500 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Intangible Asset Amortization Expense
Remainder of 2020	$236,490
2021	532,389
Total	$768,879

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2019	$8,316,722
Acquisitions, impairments or other changes during 2020	(4,300,000)
Balance on September 30, 2020	$4,016,722

In March 2020, the Company identified triggering events due to the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. The Company performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of the Company as of March 31, 2020 exceeded the fair value. As a result of the valuation, the Company recorded a $4.3 million impairment of goodwill as of March 31, 2020 which is reflected as an expense in the consolidated statements of operations for the nine months ended September 30, 2020.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	September 30, 2020	December 31, 2019
Software development costs	$2,939,052	$2,673,017
Less accumulated amortization	(1,458,764)	(1,153,037)
Software development costs, net	$1,480,288	$1,519,980

The Company developed its web-based advertising and content exchange platform, IZEAx, to enable native advertising campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $266,035 and $499,363 during the nine months ended September 30, 2020 and 2019, respectively. As a result, the Company has capitalized a total of $2,939,052 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of September 30, 2020.

The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service. Amortization expense on software development costs that is presented separately from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was $102,538 and $110,073 for the three months ended September 30, 2020 and 2019, respectively, and $305,727 and $274,166 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2020	$98,961
2021	436,289
2022	380,922
2023	340,134
2024	158,213
Thereafter	65,769
Total	$1,480,288

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accrued payroll liabilities	$1,031,266	$1,202,765
Accrued taxes	153,823	117,698
Current portion of finance obligation	28,603	26,837
Accrued other	53,861	30,256
Total accrued expenses	$1,267,553	$1,377,556

NOTE 6.    NOTES PAYABLE

Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($30,094 USD as of September 30, 2020), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023 with monthly interest payments commencing on January 31, 2023 until the CEBA Loan is paid in full on or before the end of the Extended Term.

Paycheck Protection Program (“PPP”) Loan

The Company applied for and on April 23, 2020, received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100, under the PPP. The PPP Loan is evidenced by a promissory note issued by the Company (the “Note”) to the Lender.

The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. The PPP Loan carries a fixed interest rate of one percent per year. Certain amounts received under the PPP Loan may be forgiven if the loan proceeds are used for eligible purposes, including payroll costs and certain rent or utility costs, and the Company meets other requirements regarding, among other things, the maintenance of employment and compensation levels.

Loan payments on the PPP Loan may be deferred to either (1) the date that the SBA remits the Company’s loan forgiveness amount to the Lender or (2) ten months after the end of the Company’s loan forgiveness covered period, if the Company does not apply for loan forgiveness. The Company plans to submit its forgiveness application in the fourth quarter of fiscal 2020. The forgiveness of the PPP Loan is dependent on the Company qualifying for the forgiveness of the PPP Loan based on its adherence to the forgiveness criteria under the CARES Act, but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The Company had no amounts outstanding under this secured credit facility as of September 30, 2020 and December 31, 2019. Assuming that all of the Company’s trade accounts receivables were eligible for funding, the Company would have approximately $3.2 million in available credit under the agreement as of September 30, 2020.

The annual fees are capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. During the three months ended September 30, 2020 and 2019, the Company amortized $5,250 and $5,250, respectively, of the secured credit facility costs through interest expense. During the nine months ended September 30, 2020 and 2019, the Company amortized $15,750 and $19,964, respectively, of the secured credit facility costs through interest expense. The remaining value of the capitalized loan costs related to the secured credit facility as of September 30, 2020 is $12,250; this amount will be amortized to interest expense over the next seven months.

Lease Commitments

The Company’s corporate headquarters were located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida until its lease expired on April 30, 2020. Due to its current work from home policy enacted on March 16, 2020 as a result of the COVID-19 pandemic, the Company has not yet entered into any new lease agreement for its headquarters and does not intend to do so prior to the end of 2020 and until circumstances allow. The Company also occupied flexible office space under monthly, quarterly or semi-annual membership contracts in Los Angeles, San Francisco, Denver, Chicago, and Toronto during the nine months ended September 30, 2020. The contracts for Los Angeles, San Francisco and Toronto were not renewed upon expiration of their terms on April 30, 2020. The contracts for Denver and Chicago were not renewed upon expiration of their terms on July 31, 2020 and September, 30, 2020, respectively.

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

The right-of-use asset and liability were fully amortized upon expiration of the lease in April 2020. During the nine months ended September 30, 2020, the Company recorded $24,024 of accretion on its right-of-use liability through rent expense in general and administrative expenses.

The Company has no obligations under finance leases as of September 30, 2020. Total operating lease expense and other short-term lease expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $39,194 and $155,165 for the three months ended September 30, 2020 and 2019, respectively, and $263,722 and $459,944 for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for the one operating lease was $113,516 and $255,411 during the nine months ended September 30, 2020 and 2019, respectively.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Sale of Securities

At the Market (ATM) Offering

On June 4, 2020, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which the Company may offer and sell, from time to time, through National Securities, shares of the Company's common stock, by any method deemed to be an “at the market offering” (the “ATM Offering”).

On June 12, 2020, the Company entered into an amendment to the Sales Agreement to increase the amount of common stock that may be offered and sold in the ATM Offering to $40,000,000 in the aggregate. As of September 30, 2020, the Company had sold 13,258,172 shares at an average price of $1.94 per share for total gross proceeds of $25,740,293.

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

Stock Issued for Acquisitions

On January 26, 2019, pursuant to its Merger Agreement with TapInfluence, the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using the 30-day Volume Weighted Average Price (“VWAP”) as reported by the Nasdaq Capital Market (“Nasdaq”) prior to the issuance date, to settle amounts due under its acquisition cost payable. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement.

On July 26, 2019, pursuant to the terms of the Merger Agreement with TapInfluence, the Company issued 6,908,251 shares of its common stock valued at $3,500,000, or $0.50664 per share, using the 30-day VWAP as reported by Nasdaq prior to the issuance date, to settle amounts due under its acquisition cost payable. The Company recognized a gain of $752,591 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.3977 on the settlement date and the 30-day VWAP of $0.50664 required by the Merger Agreement.

On July 31, 2019, the Company made the third and final annual installment payment under the ZenContent Stock Purchase Agreement, comprised of $111,111 in cash and 447,489 shares of its common stock valued at $222,223 or $0.4966 per share, using the 30-day VWAP as reported by Nasdaq prior to the issuance date. The Company recognized a gain of $41,258 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.4044 on the settlement date and the 30-day VWAP of $0.4966 required by the Merger Agreement.

Equity Incentive Plans

In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (the “May 2011 Plan”). At the Company’s 2019 Annual Meeting of Stockholders held on December 12, 2019, the stockholders approved an amendment and restatement of the May 2011 Plan which increased the number of shares of common stock available for issuance under the May 2011 Plan. The amended and restated May 2011 Plan allows the Company to award restricted stock, restricted stock units and stock options covering up to 4,500,000 shares of common stock as incentive compensation for its employees and consultants. As of September 30, 2020, the Company had 825,980 remaining shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of September 30, 2020, the Company had 4,375 remaining shares of common stock available for future grants under the August 2011 Plan.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

The following table contains summarized information about restricted stock issued during the year ended December 31, 2019 and the nine months ended September 30, 2020:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	57,984	$3.70	1.4
Granted	120,512	1.60
Vested	(139,157)	2.24
Forfeited	(8,057)	3.18
Nonvested at December 31, 2019	31,282	$2.15	1.9
Granted	390,625	0.32
Vested	(307,934)	0.70
Forfeited	—
Nonvested at September 30, 2020	113,973	$0.61	0.4

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and earnings per share until such time as the restricted stock vests.

Expense recognized on restricted stock issued to non-employees for services was $31,250 and $37,509 during the three months ended September 30, 2020 and 2019, respectively, and was $93,749 and $112,504 during nine months ended September 30, 2020 and 2019, respectively. Expense recognized on restricted stock issued to employees was $6,507 and $44,856 during the three months ended September 30, 2020 and 2019, respectively, and was $27,175 and $128,113 during the nine months ended September 30, 2020 and 2019, respectively.

On September 30, 2020, the fair value of the Company’s common stock was approximately $1.00 per share and the intrinsic value on the non-vested restricted stock was $113,449. Future compensation expense related to issued, but non-vested, restricted stock awards as of September 30, 2020 is $68,956. This value is estimated to be recognized over the weighted-average vesting period of approximately 5 months.

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

The Company issued 84,994 restricted stock units on January 3, 2020 to Mr. Schram under the terms of his employment agreement. The restricted stock units were initially valued at $23,739 and vest in equal monthly installments over 48 months from issuance. The Company also issued 100,000 restricted stock units on January 3, 2020 to Mr. Schram as additional incentive compensation. The restricted stock units were initially valued at $27,930 and vest in a lump sum 12 months from issuance.

During the nine months ended September 30, 2020, the Company issued a total of 504,376 restricted stock units initially valued at $143,341 to non-executive employees as additional incentive compensation. The restricted stock units vest 12 months from issuance.

During the nine months ended September 30, 2020, the Company issued Mr. Murphy 96,521 restricted stock units valued at $37,396 for bonuses owed under the terms of his amended employment agreement. The restricted stock units vest in equal monthly installments over 36 months from issuance.

During the nine months ended September 30, 2020, the Company issued Mr. Schram 37,348 restricted stock units initially valued at $9,964 for bonuses owed under the terms of his employment agreement. The restricted stock units vest in equal monthly installments over 48 months from issuance.

The following table contains summarized information about restricted stock units during the year ended December 31, 2019 and the nine months ended September 30, 2020:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	160,000	$1.04	1.0
Granted	410,437	0.40
Vested	(149,290)	0.79
Forfeited	(54,335)	1.04
Nonvested at December 31, 2019	366,812	$0.42	3.2
Granted	823,239	0.29
Vested	(121,067)	0.74
Forfeited	(80,000)	0.28
Nonvested at September 30, 2020	988,984	$0.33	1.4

Expense recognized on restricted stock units issued to employees was $44,636 and $37,790 during the three months ended September 30, 2020 and 2019, respectively and was $159,720 and $92,738 during the nine months ended September 30, 2020 and 2019, respectively. On September 30, 2020, the fair value of the Company’s common stock was approximately $1.00 per share and the intrinsic value on the non-vested restricted units was $984,435. Future compensation related to the non-vested restricted stock units as of September 30, 2020 is $212,632 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.4 years.

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

A summary of option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2019 and the nine months ended September 30, 2020, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2018	1,040,477	$5.23	6.5
Granted	586,552	0.67
Expired	(147,313)	7.59
Forfeited	(121,879)	2.70
Outstanding at December 31, 2019	1,357,837	$3.24	7.2
Granted	410,215	0.69
Exercised	(369)	1.00
Expired	—	—
Forfeited	(35,190)	4.48
Outstanding at September 30, 2020	1,732,493	$2.61	7.2

Exercisable at September 30, 2020	935,280	$4.08	5.7

During the three and nine months ended September 30, 2020, 369 options were exercised for gross proceeds of $369. The intrinsic value on exercised options was $265. There were no options exercised during the three and nine months ended September 30, 2019. The fair value of the Company's common stock on September 30, 2020 was approximately $1.00 per share and the intrinsic value on outstanding options as of September 30, 2020 was $371,227. The intrinsic value on exercisable options as of September 30, 2020 was $85,557.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2019 and the nine months ended September 30, 2020, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	300,510	$0.80	2.4
Granted	586,552	0.40
Vested	(197,202)	1.44
Forfeited	(89,081)	0.80
Nonvested at December 31, 2019	600,779	$0.64	3.0
Granted	410,215	0.56
Vested	(202,778)	0.72
Forfeited	(11,003)	0.96
Nonvested at September 30, 2020	797,213	$0.56	2.8

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

There were outstanding options to purchase 1,732,493 shares with a weighted average exercise price of $2.61 per share, of which options to purchase 935,280 shares were exercisable with a weighted average exercise price of $4.08 per share as of September 30, 2020.

Expense recognized on stock options issued to employees during the three months ended September 30, 2020 and 2019 was $55,202 and $97,220, respectively. Expense recognized on stock options issued to employees during the nine months ended September 30, 2020 and 2019 was $166,955 and $277,220, respectively. Future compensation related to non-vested awards as of September 30, 2020 is $404,346 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.8 years.

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the nine months ended September 30, 2020 and 2019:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Grant Date Fair Value
September 30, 2019	583,552	$0.68	6 years	85.03%	1.92%	$0.44
September 30, 2020	410,215	$0.69	6 years	108.56%	0.46%	$0.56

Employee Stock Purchase Plan

The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”), provides for the issuance of up to 500,000 shares of the Company’s common stock to employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six months offering periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board.

During the nine months ended September 30, 2020 and 2019, employees paid $1,944 to purchase 9,665 shares of common stock and $3,096 to purchase 7,099 shares of common stock, respectively. As of September 30, 2020, the Company had 401,152 remaining shares of common stock available for future issuances under the ESPP.

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

Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options and the employee stock purchase plan issuances during the three and nine months ended September 30, 2020 and 2019 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of revenue	$9,709	$2,737	$24,278	$7,777
Sales and marketing	3,324	6,187	42,967	18,121
General and administrative	95,535	170,942	289,601	472,173
Total stock-based compensation	$108,568	$179,866	$356,846	$498,071

Share Repurchase Program

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company may repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. As of September 30, 2020, the Company had not repurchased any shares of common stock under the share repurchase program.

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(1,254,800)	$(1,173,035)	$(9,209,403)	$(4,996,001)
Weighted average shares outstanding - basic and diluted	45,772,638	32,421,043	38,879,218	22,506,929
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.24)	$(0.22)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock options	1,611,459	1,300,905	1,505,320	1,167,205
Restricted stock units	1,030,559	360,059	971,326	231,602
Restricted stock	180,843	93,636	283,287	110,861
Warrants	—	17,500	8,704	93,030
Total excluded shares	2,822,861	1,772,100	2,768,637	1,602,698

NOTE 10.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Managed Services Revenue	$3,513,806	$3,558,109	$10,129,210	$10,416,912

Legacy Workflow Fees	—	44,170	—	135,791
Marketplace Spend Fees	120,630	266,037	482,817	955,328
License Fees	358,879	505,634	1,184,423	1,545,222
Other Fees	42,805	37,136	138,377	75,453
SaaS Services Revenue	522,314	852,977	1,805,617	2,711,794

Total Revenue	$4,036,120	$4,411,086	$11,934,827	$13,128,706

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
United States	$3,666,860	$4,089,532	$11,313,653	$11,873,948
Canada	369,260	321,554	621,174	1,254,758
Total	$4,036,120	$4,411,086	$11,934,827	$13,128,706

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2020	December 31, 2019
Accounts receivable, net	$3,981,132	$5,596,719
Contract liabilities (unearned revenue)	$7,028,687	$6,466,766

The Company does not typically engage in contracts that are longer than one year. Therefore, the Company did not recognize any contract assets as of September 30, 2020 or December 31, 2019. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year and the amounts are not material.

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

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at September 30, 2020 and December 31, 2019 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at September 30, 2020 within the next year.

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

Company Overview
IZEA Worldwide, Inc. (“IZEA”, “we”, “us” or “our”) creates and operates online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as bloggers and tweeters (“creators”). Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics and payment processing.
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

Impact of COVID-19 on our Business

Although the ultimate impact of COVID-19 on our business is still unknown, our operations, sales and finances have been impacted by the pandemic during the nine months ended September 30, 2020. In an effort to protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020. During this work-from-home period, we have not renewed leases for our headquarters and temporary office spaces and we do not have any plans to do so prior to the end of 2020 and until circumstances allow.

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

Revenue
We historically generated revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of our platforms (“Other Fees”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

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

General and Administrative
Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities, and other corporate-related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations. General and administrative expense also includes current period gains and losses on costs previously accrued related to our acquisitions, as well as gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets and goodwill, are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations when they are material.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$4,036,120	$4,411,086	$(374,966)	(9)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	1,701,770	1,904,287	(202,517)	(11)%
Sales and marketing	1,403,037	1,518,165	(115,128)	(8)%
General and administrative	1,827,267	1,752,126	75,141	4%
Depreciation and amortization	372,483	433,094	(60,611)	(14)%
Total costs and expenses	5,304,557	5,607,672	(303,115)	(5)%
Loss from operations	(1,268,437)	(1,196,586)	(71,851)	6%
Other income (expense):
Interest expense	(16,448)	(27,734)	11,286	(41)%
Other income, net	30,085	51,285	(21,200)	(41)%
Total other income (expense), net	13,637	23,551	(9,914)	(42)%
Net loss	$(1,254,800)	$(1,173,035)	$(81,765)	7%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended September 30,
	2020		2019		$ Change	% Change
Managed Services Revenue	3,513,806	87%	3,558,109	81%	$(44,303)	(1)%

Legacy Workflow Fees	—	—%	44,170	1%	(44,170)	(100)%
Marketplace Spend Fees	120,630	3%	266,037	6%	(145,407)	(55)%
License Fees	358,879	9%	505,634	11%	(146,755)	(29)%
Other Fees	42,805	1%	37,136	1%	5,669	15%
SaaS Services Revenue	522,314	13%	852,977	19%	(330,663)	(39)%

Total Revenue	$4,036,120	100%	$4,411,086	100%	$(374,966)	(9)%

Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our July 2018 merger with TapInfluence expanded our SaaS Services to derive revenue from Marketplace Spend Fees and License Fees.
Managed Services is generated when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services. Managed Services revenue during the three months ended September 30, 2020, decreased 1% from the same period in 2019, primarily due to marketers canceling or pausing planned advertising campaigns in the third quarter of 2020 as a result of spending freezes or inability to offer their products for sale as a result of business shutdowns or changes due to COVID-19 and recent events.
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
•Marketplace Spend Fees revenue primarily results from fees on transaction spending by marketers and partners using the IZEAx and, from July 2018 - February 2020, the TapInfluence platforms on a SaaS basis to purchase or distribute content for their internal use or advertising purposes. We charge the self-service customer the transaction price plus a fee based on agreed upon rates. Our revenue from Marketplace Spend Fees decreased by $145,407 to $120,630 for the three months ended September 30, 2020 when compared to $266,037 for the same period in 2019, primarily as a result lower fees assessed on marketplace spends as a result of competitive pricing efforts and the incorporation of lower margin legacy workflow customers into IZEAx, as well as, lower spend levels from our marketers. Revenue from Marketplace Spend Fees represents our net margins received on this business. After the migration of the last customers from the TapInfluence platform to IZEAx in February 2020, all revenue is solely generated from the IZEAx platform.
•License Fees revenue is generated primarily through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and, until February 2020, the TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service. License Fees revenue decreased during the three months ended September 30, 2020 to $358,879 compared to $505,634 in the same period of 2019. The decrease was partly due to former TapInfluence customers who did not renew through 2020. Additionally, we implemented a competitive standardized pricing system for all IZEAx license customers that was at a lower price point than the former TapInfluence licensing contracts.
•Other Fees revenue consists of other fees, such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of our platforms. Other Fees revenue increased 15% for the three months ended September 30, 2020 compared to the same period in 2019 due to an increase in the number of subscriptions for certain new self-service offerings such as IZEAx Discovery and BrandGraph.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2020 decreased by $202,517, or approximately 11%, compared to the same period in 2019 primarily as a result of the decrease in variable costs associated with the decline in Managed Services revenue. Cost of revenue as a percentage of revenue improved from 43% in 2019 to 42% in 2020 primarily due to a $83,000 reduction in personnel and travel related costs on the fulfillment of customer marketing campaigns.

Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2020 decreased by $115,128, or approximately 8%, compared to the same period in 2019. Our marketing and conference related expenses decreased by $32,000 and travel related expenses decreased by $66,000 due to the impact of COVID-19 restricting travel and changing the mediums and frequency by which we advertise in 2020. Additionally, we reduced software subcriptions by $14,000 through our efforts to reduce costs by cutting non-essential offerings after our change in working environments and changing or consolidating functionality between providers.

General and Administrative
General and administrative expense for the three months ended September 30, 2020 increased by $75,141, or approximately 4%, compared to the same period in 2019. General and administrative expense for the three months ended September 30, 2020 increased primarily due to a gain of $793,849 related to the settlement of our acquisition cost liabilities in 2019 that did not recur in 2020. The gain resulted due to the actual closing market price of our common stock on the date of settlement being lower than the 30-day volume weighted average price used to calculate the number of shares used to pay for the acquisition liability pursuant to the terms of the purchase agreements.
This non-recurring gain from 2019 was offset in 2020 by a $244,000 decrease in payroll, stock compensation and personnel related expenses as a result of a 20% decrease in the number of employees compared to the prior year quarter. Rent expense decreased by $120,000 due to the non-renewal of expiring office facility leases and travel costs decreased by $35,000 as our employees continue to work from home. Spends on subscription based software and web hosting costs decreased by $127,000 due to cutting non-essential software offerings after the change in our working environments and optimizing usage of our data hosting servers after shutting down the TapInfluence technology platform in February 2020. Additionally, we capitalized nearly $113,000 of general and administrative costs during three months ended September 30, 2020 that were attributed to internal software build costs. Professional fees also decreased by $36,000 primarily due to reduced legal fees on special projects and losses from equipment disposals decreased by $34,000 during three months ended September 30, 2020.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2020 decreased by $60,611, or approximately 14%, compared to the same period in 2019.

Depreciation and amortization expense on property and equipment was $32,288 and $25,392 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense has increased slightly due to the purchase of new equipment in the fourth quarter of 2019 and first quarter of 2020.

Amortization expense was $340,195 and $407,702 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $237,657 and $297,629 for the three months ended September 30, 2020 and 2019, respectively, while amortization expense related to internal use software development costs was $102,538 and $110,073 for the three months ended September 30, 2020 and 2019, respectively. Amortization on our intangible acquisition assets decreased in the three months ended September 30, 2020 due to completion of amortization on certain intangible assets acquired in prior years.

Other Income (Expense)
Interest expense decreased by $11,286 to $16,448 during the three months ended September 30, 2020 compared to the same period in 2019 due primarily to the elimination of amounts owed on our acquisition costs payable and amortization thereon after July 2019.

The $21,200 decrease in other income during the three months ended September 30, 2020 when compared to the same period in 2019 resulted primarily due to reduced interest income received on cash balances as short term interest rates declined to near zero in 2020 after the outbreak of COVID-19.

Net Loss
Net loss for the three months ended September 30, 2020 was $1,254,800, a $81,765 increase compared to the net loss of $1,173,035 for the same period in 2019. The increase in net loss was a result of the changes discussed above.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$11,934,827	$13,128,706	$(1,193,879)	(9)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	5,256,536	5,821,237	(564,701)	(10)%
Sales and marketing	4,154,871	4,238,074	(83,203)	(2)%
General and administrative	6,165,597	6,596,485	(430,888)	(7)%
Impairment of goodwill	4,300,000	—	4,300,000	100%
Depreciation and amortization	1,250,859	1,317,423	(66,564)	(5)%
Total costs and expenses	21,127,863	17,973,219	3,154,644	18%
Loss from operations	(9,193,036)	(4,844,513)	(4,348,523)	90%
Other income (expense):
Interest expense	(42,542)	(242,935)	200,393	(82)%
Other income, net	26,175	91,447	(65,272)	(71)%
Total other income (expense), net	(16,367)	(151,488)	135,121	(89)%
Net loss	$(9,209,403)	$(4,996,001)	$(4,213,402)	84%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Nine Months Ended September 30,
	2020		2019		$ Change	% Change
Managed Services Revenue	$10,129,210	85%	$10,416,912	79%	$(287,702)	(3)%

Legacy Workflow Fees	—	—%	135,791	1%	(135,791)	(100)%
Marketplace Spend Fees	482,817	4%	955,328	7%	(472,511)	(49)%
License Fees	1,184,423	10%	1,545,222	12%	(360,799)	(23)%
Other Fees	138,377	1%	75,453	1%	62,924	83%
SaaS Services Revenue	1,805,617	15%	2,711,794	21%	(906,177)	(33)%

Total Revenue	$11,934,827	100%	$13,128,706	100%	$(1,193,879)	(9)%

Managed Services revenue during the nine months ended September 30, 2020, decreased 3% from the same period in 2019, primarily due to marketers canceling or pausing planned advertising campaigns in March 2020 and throughout the year as a result of uncertainty or inability to offer their products for sale as a result of business shutdowns or changes due to COVID-19 and recent events.
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
•Marketplace Spend Fees decreased by $472,511 for the nine months ended September 30, 2020 when compared with the same period in 2019, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts and the incorporation of lower margin legacy workflow customers into IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business. After the migration of the last customers from the TapInfluence platform to IZEAx in February 2020, all revenue is solely generated from the IZEAx platform.
•License Fees revenue decreased during the nine months ended September 30, 2020 to $1,184,423 compared to $1,545,222 in the same period of 2019. The decrease was partly due to former TapInfluence customers who churned during the second half of 2019. Additionally, we implemented a competitive standardized pricing system for all IZEAx license fee customers that was at a lower price point than the former TapInfluence licensing contracts.
•Other Fees revenue increased 83% for the nine months ended September 30, 2020 compared to the same period in 2019 due to increases in the number of subscriptions for certain new self-service offerings such as IZEAx Discovery.

Cost of Revenue
Cost of revenue for the nine months ended September 30, 2020 decreased by $564,701, or approximately 10%, compared to the same period in 2019 primarily as a result of the decrease in Managed Services revenue. Cost of revenue as a percentage of revenue remained consistent at 44% in 2019 and 44% in 2020.

Sales and Marketing
    Sales and marketing expense for the nine months ended September 30, 2020 decreased by $83,203, or approximately 2%, compared to the same period in 2019. Our average number of sales and marketing personnel increased by 6% for the nine months ended September 30, 2020 compared to the same period in 2019 which, along with the increase in variable compensation linked with sales performance and stock compensation, contributed to a $68,000 increase in sales and marketing payroll and personnel related expenses. Prior to the cost reduction efforts as a result of COVID-19, we also increased our marketing expenses to generate awareness and future revenue which resulted in an overall increase of $14,000 for the nine months ended September 30, 2020 compared to the same period in 2019. These increases were offset by a reduction in travel related expenses of $126,000 due to the impact of COVID-19 restricting travel beginning in March 2020 and reductions of $33,000 for reduced spends on subscription based software.

General and Administrative
General and administrative expense for the nine months ended September 30, 2020 decreased by $430,888, or approximately 7%, compared to the same period in 2019. General and administrative expense for the nine months ended September 30, 2020 decreased due to a $719,000 reduction in payroll and personnel related expenses as a result of a13% decrease in the number of employees compared to the prior year period and the 20% average decrease in salaries that was implemented during the second quarter of 2020 as a result of the COVID-19 cost reduction efforts. Rent expense also decreased by $208,000 due to the non-renewal of expiring office facility leases and travel costs decreased by $99,000 as our employees continue to work from home. These decreases were offset by a gain of $602,410 related to the settlement of our acquisition cost liabilities in 2019 that did not recur in 2020. The gain resulted due to the actual closing market price of our common stock on the date of settlement being lower than the 30-day volume weighted average price used to calculate the number of shares used to pay for the liability pursuant to the terms of the purchase agreements.

Impairment of Goodwill
In March 2020, we identified triggering events due to the reduction in our projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below our carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. We performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of our Company as of March 31, 2020 exceeded the fair value. As a result of the valuation, we recorded a $4.3 million impairment of goodwill resulting in an expense for the nine months ended September 30, 2020.

Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2020 decreased by $66,564, or approximately 5%, compared to the same period in 2019.

Depreciation and amortization expense on property and equipment was $102,495 and $99,814 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense has increased slightly due to the purchase of new equipment in the fourth quarter of 2019 and first quarter of 2020.

Amortization expense was $1,148,364 and $1,217,609 for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $842,637 and $943,443 for the nine months ended September 30, 2020 and 2019, respectively, while amortization expense related to internal use software development costs was $305,727 and $274,166 for the nine months ended September 30, 2020 and 2019, respectively. Amortization on our intangible acquisition assets decreased in 2020 as several of these assets were fully amortized during 2020. Amortization on our internal use software increased due to the release of IZEAx 3.0 in April 2019.

Other Income (Expense)
Interest expense decreased by $200,393 to $42,542 during the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to the elimination of amounts owed on our acquisition costs payable and amortization thereon after July 2019 and partly to the reduction in our average borrowings on our secured credit facility during the nine months ended September 30, 2020 compared to the same period in 2019.

The $65,272 decrease in other income during the nine months ended September 30, 2020 when compared to the same period in 2019 resulted primarily from reduced interest income received on cash balances as short term interest rates declined to near zero in 2020 after the outbreak of COVID-19 and currency exchange losses on our Canadian transactions in 2020.

Net Loss
Net loss for the nine months ended September 30, 2020 was $9,209,403, a $4,213,402 increase in the net loss of $4,996,001 for the same period in 2019. The increase in net loss was primarily the result of the goodwill impairment discussed above.

Key Metrics and Non-GAAP Financial Measures
Below are financial measures of our gross billings and Adjusted EBITDA. We use this information to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may make changes in future periods to the key financial metrics that we consider to measure our business.

Gross Billings by Revenue Type
Company management evaluates our operations and makes strategic decisions based, in part, on our key metric of gross billings from our two primary types of revenue, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts charged to our customers for the services we perform and the amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms. The amounts billed to our SaaS customers are on a cost plus basis. Gross billings are the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the United States (“GAAP”) reporting purposes.

Gross billings for Managed Services are the same as revenue reported for those services in our consolidated statements of operations on a GAAP basis, as there is no requirement to net the costs of revenue against the revenue. Gross billings for SaaS Services differ from revenue reported for these services in our consolidated statements of operations on a GAAP basis, as revenue for these services are presented net of the amounts we collect and pay to the third-party creators providing the content or sponsorship services to the self-service SaaS customer.

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

The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended September 30,
	2020		2019		$ Change	% Change
Managed Services Gross Billings	$3,513,806	64%	$3,558,109	53%	$(44,303)	(1)%

Legacy Workflow Fees	—	—%	609,375	9%	(609,375)	(100)%
Marketplace Spend Fees	1,605,729	29%	1,942,995	29%	(337,266)	(17)%
License Fees	358,879	6%	505,634	8%	(146,755)	(29)%
Other Fees	42,805	1%	37,136	1%	5,669	15%
SaaS Services Gross Billings	2,007,413	36%	3,095,140	47%	(1,087,727)	(35)%

Total Gross Billings	$5,521,219	100%	$6,653,249	100%	$(1,132,030)	(17)%

	Nine Months Ended September 30,
	2020		2019		$ Change	% Change
Managed Services Gross Billings	$10,129,210	63%	$10,416,912	49%	$(287,702)	(3)%

Legacy Workflow Fees	—	—%	1,871,056	9%	(1,871,056)	(100)%
Marketplace Spend Fees	4,702,383	29%	7,199,141	34%	(2,496,758)	(35)%
License Fees	1,184,423	7%	1,545,222	7%	(360,799)	(23)%
Other Fees	138,377	1%	75,453	1%	62,924	83%
SaaS Services Gross Billings	6,025,183	37%	10,690,872	51%	(4,665,689)	(44)%

Total Gross Billings	$16,154,393	100%	$21,107,784	100%	$(4,953,391)	(23)%

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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,254,800)	$(1,173,035)	$(9,209,403)	$(4,996,001)
Non-cash stock-based compensation	108,568	179,866	356,846	498,071
Non-cash stock issued for payment of services	31,250	37,509	93,749	112,504
Gain on settlement of acquisition costs payable	—	(793,849)	—	(602,410)
Increase in value of acquisition costs payable	—	889	—	6,222
Interest expense	16,448	27,734	42,542	242,935
Depreciation and amortization	372,483	433,094	1,250,859	1,317,423
Impairment of goodwill	—	—	4,300,000	—
Other non-cash items	1,283	31,998	(22,423)	23,903
Adjusted EBITDA	$(724,768)	$(1,255,794)	$(3,187,830)	$(3,397,353)

Revenue	$4,036,120	$4,411,086	$11,934,827	$13,128,706
Adjusted EBITDA as a % of Revenue	(18)%	(28)%	(27)%	(26)%

Liquidity and Capital Resources

We had cash and cash equivalents of $30,617,921 as of September 30, 2020 as compared to $5,884,629 as of December 31, 2019, an increase of $24,733,292 primarily due to net proceeds received from the sale of our common stock in our at the market offering program offset by operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $69,594,172 as of September 30, 2020. To date, we have financed our operations through revenue from operations, borrowings under our secured credit facility, the PPP Loan (described below) and the sale of our equity securities.

	Nine Months Ended September 30,
	2020	2019
Net cash (used for)/provided by:
Operating activities	$(1,997,995)	$(2,280,532)
Investing activities	(254,318)	(583,273)
Financing activities	26,985,605	7,703,955
Net increase in cash and cash equivalents	$24,733,292	$4,840,150
Cash used for operating activities was $1,997,995 during the nine months ended September 30, 2020 and is primarily the result of continued use of cash to cover operating losses. Net cash used for investing activities was $254,318 during the nine months ended September 30, 2020 primarily due to the payment of $266,035 in the development of our proprietary software. Net cash provided by financing activities during the nine months ended September 30, 2020 was $26,985,605, which consisted primarily of net proceeds of approximately $25.2 million from the sale of our common stock in our at the market offering program and approximately $1.9 million from the PPP Loan (described below).

Secured Credit Facility
We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. Effective August 30, 2018, as a result of IZEA’s merger with TapInfluence, we entered into a Business Financing Modification Agreement and Consent with Western Alliance Bank to add TapInfluence as an additional borrower on the credit facility. As of September 30, 2020, we had no amounts outstanding under this agreement. Assuming that our unfunded remaining trade accounts receivable balance was eligible for funding, we had approximately $3.2 million in available credit of under the agreement as of September 30, 2020.

PPP Loan

On April 23, 2020, we received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The term of the promissory note (the “Note”) issued in respect of the loan is two years, though it may be payable sooner in connection with an event of default under the Note. The PPP Loan carries a fixed interest rate of one percent per year. Certain amounts received under the PPP Loan may be forgiven if the loan proceeds are used for eligible purposes, including payroll costs and certain rent or utility costs, and we meet other requirements regarding, among other things, the maintenance of employment and compensation levels. Loan payments on the PPP Loan may be deferred to either (1) the date that the SBA remits our loan forgiveness amount to the Lender or (2) ten months after the end of our loan forgiveness covered period, if we do not apply for loan forgiveness. We plan to submit our forgiveness application in the fourth quarter of fiscal 2020. The forgiveness of the PPP Loan is dependent on our qualifying for the forgiveness of the PPP Loan based on our adherence to the forgiveness criteria under the CARES Act, but no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.

At the Market (ATM) Offering

On June 4, 2020, we entered into an ATM Sales Agreement (the “Sales Agreement”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we may offer and sell, from time to time, through National Securities, shares of our common stock, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Offering”). As of September 30, 2020, we had sold 13,258,172 shares at an average price of $1.94 per share for total gross proceeds of $25,740,293 in the ATM Offering under our shelf registration statement on Form S-3 (File No. 333-238619).

Financial Condition

We have seen impacts on our operations due to changes in advertising decisions, timing and spending priorities from our customers as a result of COVID-19, which has had and may continue to have a negative impact to our expected future sales and valuation estimates. With our cash on hand as of September 30, 2020, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on our current estimates of revenue and expenses for the next twelve months. While the disruption caused by COVID-19 is currently expected to be temporary, it is generally outside of our control and there is uncertainty around the duration and the total economic impact. Therefore, this matter could have a further material adverse impact on our business, results of operations, and financial position in future periods.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not engage in any activities involving variable interest entities or off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2020, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of November 12, 2020, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $69,594,172 as of September 30, 2020. For the nine months ended September 30, 2020, we had a net loss of $9,209,403, including a $9,193,036 loss from operations.  We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it. Therefore, we may need to raise capital through new financings, which could include equity financing, such as additional issuances of common stock under our at the market offering program, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, securities we issue may contain rights, preferences or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are not available, we may be required to curtail or reduce our operations or forced to sell or dispose of our rights or assets. An inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

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

In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 - specifically stay-at-home orders imposed by certain states and localities - we did not enter into a new lease for our corporate headquarters in Winter Park, Florida and our Canadian headquarters in Toronto, Canada, for which both leases expired on April 30, 2020. Additionally, we have vacated and cancelled the various co-working facilities our team members used around the country as their terms expired on or prior to September 30, 2020. As a result, our management team and all of our employees will work remotely at least through the end of 2020. While our employees are accustomed to working with other remote employees and customers, our workforce has not previously been fully remote prior to March 16, 2020, when we proactively instituted a work-from-home policy in response to COVID-19 concerns. Although we continue to monitor the situation and may adjust our current plans as more information and guidance become available, not doing business in-person could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business. Additionally, when we determine it prudent to end our work-from-home policy, we will need to enter into a new lease for office space and/or arrangements for the use of co-working facilities. Although we believe suitable office space will be readily available when this time comes, we may encounter difficulties or delays in finalizing the terms of such lease arrangements or in obtaining rent prices at acceptable rates.

Our common stock may be delisted if we fail to regain compliance with the requirements for continued listing on the Nasdaq Capital Market, and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule").

On November 12, 2020, we received a notification letter from Nasdaq informing us that for the prior 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice has no immediate effect on our Nasdaq listing, and we have 180 calendar days, or until May 11, 2021, to regain compliance. The closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance. If by that time we have not regained compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq (except for the bid price requirement), and (ii) we provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If we fail to regain compliance with the Bid Price Rule or if we fail to meet any of the other continued listing requirements in the future, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair stockholders’ and investors’ ability to sell or purchase our common stock when they wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

10.1	*	Director compensation plan.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended September 30, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) the Unaudited Notes to the Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

November 12, 2020	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 12, 2020	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Interim Chief Financial Officer (Principal Financial and Accounting Officer)