Form 10-K
period 2020-12-31
IZEA Worldwide, Inc.
filed 2021-03-30
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 N. Orlando Avenue, Suite 313, PMB 247 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was $44,990,377 based on the closing bid price of the registrant's common stock of $1.14 per share on June 30, 2020 (the last trading day prior to the end of the registrant's most recently completed second fiscal quarter). All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

 As of March 26, 2021, there were 59,129,390 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Annual Report on Form 10-K for the period ended December 31, 2020

i

PART I

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:

•the impact of the COVID-19 pandemic on our operations, financial condition, and the worldwide economy;
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
•dependence on key personnel;
•the ability to attract, hire, and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;
•the potential liability with respect to actions taken by our existing and past employees;
•risks associated with international sales; and
•the other risks and uncertainties described in the Risk Factors section of this Annual Report.

All forward-looking statements in this document are based on our current expectations, intentions, and beliefs using information currently available to us as of the date of this Annual Report, and we assume no obligation to update any forward-looking statements, except as required by law. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 1 – BUSINESS

Our Mission

Our mission is to champion the world's creators by helping them monetize their content, creativity, and influence.

Our Business

IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”). In March 2016, we formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada, to operate as a sales and support office for IZEA's Canadian customers. On July 26, 2018, we purchased TapInfluence, Inc. (“TapInfluence”) pursuant to the terms of an Agreement and Plan of Merger dated as of July 11, 2018 and amended July 20, 2018. ZenContent, Ebyline, and TapInfluence were merged into IZEA in December 2017, December 2019 and December 2020, respectively, after all assets were transferred to IZEA.

Our Company is based near Orlando, Florida with all of our employees working remotely since March 16, 2020.

We create and operate online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as Instagram influencers, TikTok influencers, YouTube stars, designers, photographers, and writers (“creators”). The creators are compensated by us for producing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics and payment processing.

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

Influencer Marketing. We work with marketers to enable influencer marketing campaigns at scale. A subset of influencer marketing known as “Sponsored Social” is when a company compensates creators to share sponsored content with the creators’ social network followings. This sponsored content is included within the body of the content stream. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost. We have focused on scaling our product and service offerings ever since, including acquiring TapInfluence in July 2018 and launching Shake and BrandGraph in 2020.

Custom Content. We also work with marketers to augment or replace their content development efforts. Our network of creators produces editorial and marketing content that can be published both online and offline. Our network of creators includes professional journalists, subject matter experts, bloggers, and everyday content creators, allowing our customers to produce content ranging from complex white papers to simple product descriptions. Many of our content customers use this service to create a steady stream of posts for their corporate blogs. We first began offering custom content services in 2015 after our acquisition of Ebyline, a leading marketplace in the editorial content space, and continued to expand this offering with our acquisition of ZenContent in July 2016, a company that predominantly focused on e-commerce-related asset creation.

Our Platforms

The IZEA Exchange. The IZEA Exchange (“IZEAx”) is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through our creators’ personal websites, blogs, and social media channels, including among others, Twitter, Facebook, YouTube, Twitch, and Instagram. We extensively use this platform to manage influencer marketing campaigns on behalf of our marketers. This platform is also available directly to our marketers as a self-service tool and as a licensed white label product. IZEAx was engineered from the ground-up to replace all of our previous platforms with an integrated offering that is improved and more efficient.

BrandGraph. In March 2020, we launched BrandGraph, a social media intelligence platform. BrandGraph is heavily integrated with IZEAx and both platforms rely heavily on data from each other, but it is also available as a stand-alone platform. BrandGraph offers marketers an analysis of share-of-voice, engagement benchmarking, category spending estimates, influencer identification, and sentiment analysis. The platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. It aggregates and analyzes content data to provide insights for marketers across their competitive landscapes that are particularly useful to influencer marketing professionals including our own managed services team.

Shake. In November 2020, we launched Shake, which is a new online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform is aimed at digital creators seeking freelance “gig” work. Creators list available “Shakes” on their accounts in the platform and marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant.

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

ZenContent. In July 2016, we acquired ZenContent including its custom content creation workflow technology and database of creators. ZenContent’s platform enabled us to produce highly scalable, multi-part production of content for both e-commerce entities, as well as brand customers. The ZenContent platform allowed us to parse work out to a wide array of qualified creators who together could develop custom content assets with unmatched quality, speed, and price. This platform was utilized by our campaign fulfillment team to service orders for custom content until December 2020.

TapInfluence. In July 2018, we acquired TapInfluence and its technology platform. TapInfluence marketed and sold software-as-a-service “SaaS” software that was complementary to IZEA’s existing influencer marketing products and services. We incorporated certain functions of this platform into IZEAx and improved influencer discovery and content workflow in order to have one consolidated platform. Throughout 2019, we migrated the users of this platform over to IZEAx and we discontinued use of this platform in March 2020.

IZEAx, Shake, Ebyline, ZenContent, and TapInfluence were designed with the same purpose: to streamline transactions between our internal campaign fulfillment team, marketers, and creators. We utilized these proprietary technologies to create efficiencies and economies of scale for all parties. The knowledge base and technology from these platforms provide marketers with access to a large network of creators along with complete workflow management, content control, payment processing, and related performance tracking.

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

Industry Background and Trends

When IZEA first launched PayPerPost in 2006, the concept of a brand paying bloggers to create sponsored content on their blogs was highly controversial among both marketers and content creators. The idea was introduced at a time when there were no ads on Facebook, YouTube or Twitter, and social media was largely void of corporate marketing messages. Over the past fifteen years, the landscape has dramatically changed. Today, strategic engagement of online influencers are the table stakes for modern brands - largely in part to changes in consumer behavior and the large-scale adoption of social media platforms. Similarly, those same companies are now producing custom marketing content for their social channels and embracing influencer marketing as a means to reach their customers.

While industry research indicates that brand spending on influencer and content marketing has grown dramatically in the last several years, the business processes and practices have not evolved in a meaningful way for the majority of buyers and sellers. The markets that we operate in are highly fragmented, highly competitive, and largely limited by the current inefficiencies inherent in our space. Most marketers have been forced to utilize a variety of execution partners and manual processes to navigate the complicated landscape, often resulting in low returns on their time investment or worse-yet, questionable results. We believe this is largely due to marketers and creators lacking an efficient way to identify and engage each other in a marketplace of scale.

At the same time, influencers and content creators seeking to monetize their communities and work product are faced with significant challenges in making marketers aware of their services and in finding quality brands who are motivated to sponsor them. In addition, those creators with smaller followings simply lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases, it costs a marketer more money to issue a traditional check to a nano influencer than the value of the sponsorship payment itself. Further complicating the sponsorship process for both parties are federal regulations around social media endorsements, tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many marketers would prefer to be “part of the conversation,” we believe the complexity and cost of individual sponsorship often deters them from doing so.

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

First-mover advantage. We believe that by pioneering the modern influencer marketing industry and investing heavily in innovation, acquisitions, and marketing, we have been able to acquire a vast amount of industry knowledge, market insights and technology. The software foundation we have built over time is expansive with the amount of actionable data we have accumulated from our network of creators and the execution of customer programs. Those new to the space face a significant technology investment requirement and steep learning curve in order to compete in a complex and rapidly evolving industry.

Best in class technology. We believe that the feature sets in our platforms are among the most comprehensive for those seeking to execute influencer marketing campaigns. While our industry has a broad and fragmented set of competitors offering various types of technology solutions, we have developed a complete, enterprise-grade solution for those seeking to execute large scale influencer marketing campaigns from beginning to end.

Experienced management team, board of directors, and strategic advisors. Our management team includes not only a highly experienced team of entrepreneurs and executives from the digital media, technology, and entertainment industries, but also outstanding board members who are experts in their respective fields. See Item 10 under Part III of this Annual Report for details.

Our Growth Strategy

After nearly fifteen years of working in and developing the influencer and content marketing categories, we believe our business model is market-tested and our industry is established. Our development efforts have included assembling a diverse and experienced senior management team and engineering team, launching and optimizing our proprietary marketplaces, developing a cross-platform sales force, and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:

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

Product development. Since 2009, we have invested over $28.2 million in engineering resources and product development, creating a meaningful competitive moat of features and functionality in our platform. We continue to recruit additional engineering and product innovation team members to enhance IZEAx, Shake, and BrandGraph, and to develop new technology ideas within these platforms that complement our mission as a company.

Large network of users. IZEA is a driving force in the broader “creator economy,” allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity and influence through our platform. As of December 31, 2020, we had more than 937,000 user accounts in IZEAx. These accounts have connections to over 1,040,000 social media accounts with an approximate aggregate reach to 9.6 billion non-unique fans and followers of IZEAx creators. Our total number of user accounts may be higher than the number of our actual individual creators because some creators may have created multiple user accounts.
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

Sales and Marketing

We primarily sell influencer marketing and custom content campaigns through our sales team and our platforms. We target regional, national and global brands, and advertising agencies in the following ways:

Client Development Team.  We have a client development team each of whom is assigned a geographic region or specific markets, primarily within the United States and Canada. The team members are responsible for identifying and managing sales opportunities to brands and agencies who are seeking to outsource some or all of the planning and production of their content and advertising needs.

SaaS Sales Team.  The SaaS Sales team initiates SaaS license opportunities with brands and agencies who seek to utilize additional functionality on our platforms on a self-service basis to facilitate custom content and influencer marketing campaigns.

Self-Service.  IZEA offers a version of IZEAx, called IZEAx Discovery, that is tailored to customers who are focused only on the identification of influencers. Customers in need of influencer discovery software can license this technology by signing up directly with a credit card on the IZEA website without the need to speak to a sales representative. Additionally, our Shake platform is 100% self-service and has no sales team. Marketers that would like to hire creators do so by entering in their credit card information on the Shake website to purchases a “Shake” from a creator.

Industry Acumen. Our team possesses a strong marketing and advertising background. We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team and growing our creator network, and driving self-service signups to our platforms. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for our software and services. We rely on a number of channels in this area, including third-party social media platforms (e.g., Facebook and YouTube), paid search engine marketing, content marketing, influencer marketing, and virtual events.

Customers and Revenue

We historically generated revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx, Shake, and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, BrandGraph, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of our platforms (“Other Fees”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under Part II, Item 7 and in “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees, and Other Fees are reported on a gross basis. We further categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees and Legacy Workflow Fees, and Other Fees.

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

We generate the majority of our revenue from our Managed Services customers. Managed Services accounted for approximately 87% and 81% of our revenue during the twelve months ended December 31, 2020 and 2019, respectively. SaaS Services accounted for approximately 13% and 19% of our revenue during the twelve months ended December 31, 2020 and 2019, respectively.

Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue. See “Note 1. Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for more information as it relates to our revenue recognition policies.

Our customers are predominantly located in the United States and Canada. We had one customer that accounted for 12% of our revenue during the twelve months ended December 31, 2020 and no customer that accounted for more than 10% of our revenue during the twelve months ended December 31, 2019. Revenue from our Canadian customers accounted for approximately $1.1 million (6%) and $1.6 million (8%) of our revenues during the twelve months ended December 31, 2020 and 2019, respectively.

Technology

IZEAx and Shake spans multiple social networks and digital creative services. We aggregate creators in our platforms, which allows us to create scale and choice for marketers. We provide the ability to find and collaborate with our creators based on a variety of software rules, filters, and data enrichment. Our self-service platforms that service all business types and sizes, ranging from Fortune 500 customers to small agencies and brands. We provide trackable results for influencer marketing campaigns by automatically embedding tracking links and pixels, as well as support, for third-party tracking. IZEA technology also provides content review and approval, dashboards for real-time reporting and digital asset management.

Privacy and Security

We are committed to protecting the personal privacy of our marketers and creators. Any personal information that we collect is processed in accordance with our Privacy Notice, and we employ reasonable and appropriate administrative, physical, and technical safeguards to protect the personal information.

Product Development

Our product development team is responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation, and release management. One of our core strengths is our knowledge of and experience in launching and operating scalable content and influencer marketing marketplaces. Our product development expenses include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our development team along with hosting and software subscription costs. These costs were approximately $3.8 million and $4.2 million, for the years ended December 31, 2020 and 2019, respectively, and are included in general and administrative expense.

We launched IZEAx in March 2014 and unveiled our latest version 3.0 of the platform in April 2019. We continue to add new features and additional functionality to this platform each year. These new features enable our platform to facilitate the contracting, workflow, and delivery of direct content as well as provide for invoicing, collaborating and direct payments for our SaaS customers. We incurred and capitalized software development costs of $363,793 and $590,549 in our balance sheet during the years ended December 31, 2020 and 2019, respectively.

Our team believes that relentless innovation is the only way to achieve long-term growth and we consistently invest in new technology both inside and outside of our current software platforms. The launch of Shake and BrandGraph during the pandemic in 2020 underscores that commitment, and we intend to continue to invest in the creation of new technology additions that complement our core offerings.

Competition

We face competition from multiple companies in the influencer and content marketing categories. Direct and indirect competitors in the influencer marketing space include Facebook, TikTok, YouTube, Linqia and Upfluence. We also face competition in the creator economy from companies such as Fiverr and Upwork. In addition, there are a number of traditional advertising agencies, public relations firms, and niche consultancies that provide content development and conduct manual influencer outreach programs.

Competition could result in significant price pressure, declining margins, and reductions in our revenue. In addition, as we continue our efforts to expand the scope of our services with IZEAx, Shake, and BrandGraph, we may compete with a greater number of other companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations, and financial condition could be negatively affected.

We also compete with traditional advertising media such as direct mail, television, radio, cable, and print for a share of marketers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources.

Proprietary Rights

Proprietary rights are important to our success and our competitive position. To evolve and secure our proprietary rights, we rely on intellectual property and trade secret laws, confidentiality procedures, and contractual provisions.

As of December 31, 2020, we owned 54 trademarks (37 domestic trademark registrations in the United States and 17 foreign registrations on the International Register), and had 4 total pending applications in the United States. During the year ended December 31, 2020, we abandoned 8 inactive U.S. trademarks. As of December 31, 2020, we also owned approximately 339 domain names related to the various aspects of IZEA’s products and services.

We actively protect our intellectual property rights but have encountered challenges following the decisions in Alice Corp. v. CLS Bank International, 573 U.S.208, 134 S. Ct. 2347 (2014) and Intellectual Ventures I LLC vs. Symantec Corp. (Fed. Cir. 2016), which changed the patent environment for software-based applications. As a result, given the difficulty in overcoming U.S. Patent and Trademark Office rejections of certain of our pending patent applications, management has decided not to actively pursue, at this time, patent protection for our software-based applications. We met with similar resistance in seeking patent protection for our software-based applications internationally and have abandoned our pending foreign patent application in Brazil.

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

We are subject to a variety of federal, state, and international laws and regulations governing privacy, information security, and data protection laws (“Privacy Laws”). Legislators and/or regulators in countries in which we operate are increasingly adopting or revising Privacy Laws. All U.S. states have passed data breach notification laws and others have adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. In particular, California passed a broad-reaching consumer privacy law in June 2018 which went into effect January 1, 2020, called the California Consumer Privacy Act (“CCPA”). In response to the CCPA, IZEA posted an updated California Privacy Notice on its websites. Virginia’s Consumer Data Protection Act (“CDPA”) will come into effect January 1, 2023, which is also when the California Privacy Rights and Enforcement Act of 2020 (“CPRA”) will take effect. The U.S. Congress also is considering implementation of a national Privacy Law. Outside the U.S., the EU’s General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, has extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater). In 2018, Brazil passed a law similar to GDPR and other countries are considering similar laws. Enforcement of Privacy Laws also has increased over the past few years. Accordingly, new and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities.

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

Mandatory Disclosure. Our terms of service require the disclosure of the sponsored relationship between the marketer and creator. By default, a sponsorship cannot be published through the platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, a creator is required to select one of a number of disclosure phrases such as “sponsored,” “advertisement” or “ad” prior to the publication of a tweet or a post. Other social sponsorship forms may be monitored through a Disclosure Audit tool that monitors posts on an ongoing basis to make sure they continue to include disclosure after the initial posts are approved. Failure to disclose the sponsored relationship is a violation of our terms of service, which may result in the withholding of payment for the sponsorship and the creator being removed from our network.

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

Transparency of Identity. Our platforms are designed to be open, safe environment for our marketers, creators, and users. In fact, we do not cloak the identities of marketers or creators. Both parties involved in a potential transaction can see each other's profiles and make informed decisions before engaging with each other.

Pre-Publication Marketer Review. Marketers may choose to review their sponsored content before it is published and to request a change to the sponsored content prior to publication in the case of factual inaccuracies.

Reporting Violations. We have zero tolerance for violations of our terms of service and encourage the reporting of violations directly to IZEA. If violations are reported, we promptly investigate them and in appropriate cases, marketers, creators, and users are removed from our network and prohibited from using our sites.

We also believe, and have subsequently included requirements within our terms of service, based on positions taken by certain federal courts and the FTC, that communications and messages disseminated by our platform users are subject to and must comply at all times with CAN-SPAM Act of 2003 (Controlling the Assault of Non-Solicited Pornography and Marketing Act) requirements.

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

Employees

As of December 31, 2020, we had a total of 107 employees, of which 104 were full-time employees, including 46 in sales and marketing, 19 in campaign fulfillment, 29 in technology and development, and 10 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

Available Information

IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. Effective August 20, 2018, we changed our name from IZEA, Inc. to IZEA Worldwide, Inc.

Our executive offices are located at 501 N. Orlando Avenue, Suite 313, PMB 247 Winter Park, FL 32789 and our telephone number is (407) 674-6911. We maintain a corporate website at https://izea.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investors section of our website, or through https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our subscribers and the public about our Company, our services, new product developments and other matters. Any information that we consider to be material to an investor's evaluation of our Company will be included in filings accessible through the SEC website, and may also be disseminated using our investor relations website (https://izea.com) and press releases. However, we encourage investors, the media, and others interested in our Company to also review our social media channels @izea on Twitter, @izea on Instagram, and IZEA on Facebook. The information contained in these social media channels is not part of, and is not incorporated into or included in, this Annual Report.

ITEM 1A – RISK FACTORS

You should carefully consider the factors discussed under this item regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to our Business and Industry

We have a history of annual net losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $70,634,776 as of December 31, 2020. For the twelve months ended December 31, 2020, we had a net loss of $10,250,007, including a $10,233,703 loss from operations. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it. Therefore, we may need to raise capital through new financings, which could include equity financing, such as additional issuances of common stock under our at the market offering program, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, securities we issue may contain rights, preferences or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are not available, we may be required to curtail or reduce our operations or forced to sell or dispose of our rights or assets. An inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation, and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Our business has been affected by the COVID-19 pandemic, and the continuing impacts of COVID-19 are highly unpredictable and could have a significant adverse effect on our business, results of operations, financial condition, and cash flows in the future.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) as a global pandemic and recommended containment and mitigation measures worldwide. As the disease spread throughout the United States, we directed all of our staff to work from home effective March 16, 2020 and subsequently did not renew leases for our headquarters and temporary office spaces to reduce fixed costs. We intend to have all employees work remotely for the foreseeable future to protect their health and safety. We believe our business operations and ability to support our customers are fully functional while our employees are working from remote locations; however, their productivity and efficiency may be negatively affected, and we may face increased risk of interruptions. Although countries have begun to distribute vaccinations, many countries face challenges in doing so and new variants of COVID-19 have been identified, and it is uncertain how quickly and effectively such vaccinations will help to control the spread of COVID-19. Therefore, there remains uncertainty around the duration and the total economic impact of the pandemic.

Our business relies heavily on people, and adverse events such as health-related concerns and changes in family working conditions experienced by our employees, the inability to travel and other matters affecting the general work environment have impacted our business near term. We have changed the way we interact with our customers and pivoted to provide alternative forms of advertising for our customer campaigns as large social gatherings were cancelled during the year. The economic conditions caused by COVID-19 have negatively impacted the business activity of our customers, and we have observed declining demand and changes in their advertising decisions, timing, and spending priorities, which have had a negative impact to our sales. We cannot fully quantify the impact to our business operations as a result of COVID-19 at this time. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

The outbreak and attempts to slow the spread of COVID-19 have resulted in extreme volatility and disruptions in the capital and credit markets, and future trends remain uncertain. A severe or prolonged economic downturn could result in a variety of additional risks to our business, including weakened demand from our customers and delays in client payments.

We have not extended our monthly arrangements for flexible office space in our remote offices, nor signed a new lease for our headquarters, which could negatively impact our business.

In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19 - specifically stay-at-home orders imposed by certain states and localities - we did not enter into a new lease for our corporate headquarters in Winter Park, Florida and our Canadian headquarters in Toronto, Canada, for which both leases expired on April 30, 2020. Additionally, we have vacated the various co-working facilities our team members used around the country as their terms expired during 2020. As a result, our management team and all of our employees are working remotely. While our employees are accustomed to working with other remote employees and customers, our workforce had not been fully remote prior to March 16, 2020, when we proactively instituted a work-from-home policy in response to COVID-19 concerns. Although we continue to monitor the situation and may adjust our current plans as more information and guidance become available, not doing business in-person could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, give rise to cybersecurity issues, slow down our recruiting efforts, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business. Additionally, when we determine it prudent to end or modify our work-from-home policy, we will consider entering into a new lease for office space and/or arrangements for the use of co-working facilities. Although we believe suitable office space will be readily available when this time comes, we may encounter difficulties or delays in finalizing the terms of such lease arrangements or in obtaining rent prices at acceptable rates.

Impairment of our intangible assets has resulted in significant charges that adversely impact our operating results.

We assess the potential impairment of goodwill on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In March 2020, we identified a triggering event due to the reduction in projected revenue related to COVID-19 and the continuation of a market capitalization below our carrying value and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. We performed an interim assessment of goodwill and determined that the carrying value of the Company’s reporting unit as of March 31, 2020 exceeded the fair value. Therefore, we recorded a $4.3 million impairment of goodwill in the twelve months ended December 31, 2020. Future adverse changes in these or other unforeseeable factors could result in further impairment charges that would impact our results of operations and financial position in the reporting period identified.

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

Our success depends upon our proprietary technology. We do not have registered patents on any of our current platforms because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary or develop similar technology independently. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark, trade secret and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others, and we cannot assure you that that our competitors will not independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We cannot provide any assurance that our proprietary rights with respect to our products or services will be viable or have value in the future since the validity, enforceability, and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print for a share of marketers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may be unable to compete successfully. If we fail to compete successfully, we could lose customers and our revenue and results of operations could decline.

In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of other media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations, and financial condition could be negatively affected.

We are continuing to develop our IZEAx platform and have transitioned certain features and customers from our legacy Ebyline and TapInfluence platforms. Our updated IZEAx, Shake, and BrandGraph platforms may not achieve sufficient market acceptance to be commercially viable for open marketplace or SaaS services.

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

Shake and BrandGraph were both officially launched in 2020 during the COVID-19 pandemic. We continue to invest significant engineering resources into the development and improvement of these platforms and the creation of new technology additions that complement our core offerings. The Shake and BrandGraph platforms and models are new to IZEA and we are still in the very early days of building a customer base for these products. We may fail to achieve significant marketplace inventory in Shake to attract enough buyers and we may fail to create enough product differentiation among social data platforms to drive adoption of BrandGraph. We cannot provide any assurances of the short or long-term commercial success or growth of our platforms. There is no assurance that the amount of money being allocated for the platforms will be sufficient to complete them, or that such completion will result in a competitive edge, significant revenues or profit for us.

We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx and Shake. Additionally, we rely on marketers who purchase direct custom content from our creators in our platforms. We must continue to attract and retain customers in order to increase revenue and achieve profitability. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for our platforms may decrease. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms, of if creators stop offering their services through our platform, our operating results will be adversely affected.

Our total number of user accounts may be higher than the number of our actual individual marketers or creators and may not be representative of the number of persons who are active users.

Our total number of user accounts in the IZEAx and Shake platform may be higher than the number of our actual individual marketers and creators because some may have created multiple accounts for different purposes, including different user connections. We define a user connection as a social account or blog that has been added to IZEAx and Shake under a user account. It is possible for one user to add as many user connections as they like, and it is common for talent mangers and large publishers to add several connections under a single account. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total user connections and user accounts as our measure of the size of our user base. In addition, the number of user accounts includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms. Many users may create an account but may not actively participate in marketplace activities.

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

We rely on third-party social media platforms such as Facebook, Instagram, Twitter, and YouTube to serve as the mechanism for publishing influencer marketing content to targeted audiences, in order to deliver our influencer marketing services to our customers. These platforms include technologies that provide some of the core functionality required to operate the influencer marketing portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services, discovering services, and metrics. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making with respect to granting us access to their social media platforms or providing us with analytical data, and any material change in the current terms, costs, availability or use of their social media platforms or analytical data could adversely affect our business.

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

As described in the section “Business - Government Regulation,” we are subject to laws and regulations applicable to businesses generally and certain laws or regulations directly applicable to service providers for advertising and marketing Internet commerce. Due to the increasing popularity and use of social media, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to social media covering issues such as:
•truth-in-advertising;
•user privacy;
•taxation;
•right to access personal information;
•copyrights;
•distribution; and
•characteristics and quality of services.

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

Our influencer marketing business is subject to the risks associated with word of mouth advertising and endorsements, such as violations of “truth-in-advertising” laws, the FTC Endorsement Guide and other similar global regulatory requirements and, more generally, loss of consumer confidence.

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

We have made public certain statements about our privacy practices concerning the collection, use and disclosure of creators' personal information on our websites and platforms. Several Internet companies have incurred penalties for failing to abide by the representations made in their public-facing privacy notices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our public-facing privacy notices, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental or other entities or the incurring by us of other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of creators or marketers and adversely affect our business. Federal, state, and international governmental authorities continue to evaluate the privacy implications of targeted advertising, such as the use of cookies and other tracking technology. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of creators and marketers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “IZEA” brand is critical to expanding our base of creators and marketers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote, maintain, and protect the “IZEA” brand, or if we incur excessive expenses in this effort, our business, prospects, operating results, and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Unfavorable publicity or consumer perception of our platforms, applications, practices or service offerings, or the offerings of our marketers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of marketers and the size of our creator base, the loyalty of our creators and the number and variety of sponsorships we offer each day. As a result, our business, prospects, results of operation, and financial condition could be materially and adversely affected.

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

Our platforms and applications and the network infrastructure that is hosted by third-party providers involve the storage and transmission of marketer and creator proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third-party hosting service that we rely upon or any number of other reasons and, as a result, an unauthorized party may obtain access to our data or our marketers' or creators' data. Additionally, outside parties may attempt to fraudulently induce employees, marketers or creators to disclose sensitive information in order to gain access to our data or our marketers' or creators' data. Although we do have security measures in place, we have had instances where some customers have used fraudulent credit cards in order to pay for our services. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain and use unauthorized credit cards, obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose marketers, creators, and vendors and have difficulty obtaining merchant processors or insurance coverage essential for our operations.

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

“Click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by intentionally clicking on an advertisement for the purpose of generating a charge per click without having an actual interest in the target of the advertisement's link. We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. The security measures we have in place, which are designed to reduce the likelihood of click-fraud, detect click-fraud from time to time. Although the instances of click-fraud that we have detected to date have not had a material effect on our business, click-fraud could result in a marketer experiencing a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the marketers. As a result, our marketers and advertising partners may become dissatisfied with our advertising programs, which could lead to loss of marketers, advertising partners, and revenue. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

The influencer and content marketing industry is subject to rapid technological change and, to compete, we must continually enhance our products and services.

We must continue to enhance and improve the performance, functionality, and reliability of our products and services. The influencer and content marketing industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Edward H. Murphy, our Chief Executive Officer, and Ryan S. Schram, our President and Chief Operating Officer. Mr. Murphy, who is our founder, has unique knowledge regarding the influencer marketing space, business contacts, and system design and development expertise regarding our platforms that would be difficult to replace. Mr. Schram has sales, marketing, and business development expertise that our other officers do not possess. Even though we have employment agreements in place with each of them, if Messrs. Murphy and Schram were to become unavailable to us, our operations would be adversely affected. Although we maintain “key-man” life insurance for our benefit on the lives of Mr. Murphy and Mr. Schram, this insurance may be inadequate to compensate us for the loss of our executive officers.

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

Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Rule").

On November 12, 2020, we received a notification letter from Nasdaq informing us that for the prior 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing, and we had 180 calendar days, or until May 11, 2021, to regain compliance.

On January 6, 2021, we received notification from Nasdaq that we had regained compliance with the Bid Price Rule after the closing bid price of our common stock was at $1.00 per share or greater for the prior 10 consecutive business days.

Although we are now in compliance with the Bid Price Rule, if we fail to meet this or any of the other continued listing requirements in the future, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

We have raised, and may raise, additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. From 2019 to 2020, we incurred a year-over-year decrease in revenue. If our annual revenue does not increase, we may need additional financing to maintain and expand our business. This financing may be obtained through our at-the-market (ATM) equity offering program under the sales agreement, dated January 25, 2021, with National Securities Corporation acting as sales agent, pursuant to which we may sell common stock having an aggregate offering price of up to $35,000,000. Any additional capital raised through our at-the-market equity offering program or any other financing involving the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses, and other costs. We may be required to bear the costs even if we are unable to successfully complete any such capital financing. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible promissory notes and warrants, which may adversely impact our financial results.

Exercises of stock options, warrants, and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of March 26, 2021, we had 59,129,390 shares of our common stock issued and outstanding, which included 37,620 shares of unvested restricted stock, outstanding stock options to purchase 1,742,303 shares of our common stock at an average exercise price of $2.55 per share, and unvested restricted stock units of 569,934 shares with an intrinsic value of $2,308,233.

As of March 26, 2021, we also have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 3,651,597 shares of common stock under our May 2011 Equity Incentive Plan, 4,375 shares of common stock under our August 2011 Equity Incentive Plan, and 395,613 shares of common stock under our 2014 Employee Stock Purchase

Plan. In the future, we may grant these additional shares or issue new securities, in accordance with terms defined in employment agreements or as part of additional incentive programs. The exercise, conversion or exchange by holders of stock options, restricted stock units, or warrants for shares of common stock, or the issuance of new shares of common stock for additional compensation will dilute the percentage ownership of our stockholders. Issuance of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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

The price of our common stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.

Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. Recently our common stock has experienced extreme price and volume volatility. From January 1, 2020 to December 31, 2020, the closing price of our common stock ranged from a low of $0.13 on March 18, 2020 to a high of $2.82 on June 11, 2020, with an average daily trading volume of 6.7 million shares. On January 25, 2021, the price increased to an intraday high of $7.45 per share and 25,323,000 shares were traded. Otherwise, in January 2021 the closing price of our common stock averaged $3.65 with an average daily trading volume of 8.9 million shares and, in February 2021, the closing price of our common stock averaged $4.70 with an average daily trading volume of 4.0 million shares.

In addition to shares of our common stock, the stock market in general, and the stock prices of technology-based companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has historically experienced and may continue to experience significant volatility. As a result, the market price could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•changes in our industry;
•competitive pricing pressures;
•our ability to obtain working capital financing;
•additions or departures of key personnel;
•limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
•speculative trading practices of certain market participants;
•actual or purported “short squeeze” trading activity;

•expiration of any Rule 144 holding periods or registration of unregistered securities issued by us;
•sales of our common stock;
•our ability to execute our business plan;
•operating results that fall below expectations;
•loss of any strategic relationship;
•regulatory developments; and
•economic and other external factors, including effects of the coronavirus pandemic.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

Further, on some occasions, our stock price may be, or may be purported to be, subject to “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e. who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are based near Orlando using an address at 501 N. Orlando Avenue, Suite 313 PMB 247 in Winter Park, Florida. We do not have any current physical locations and all of our employees are working remotely. When we determine it prudent to end or modify our work-from-home policy, we will consider entering into a new lease for office space and/or arrangements for the use of co-working facilities.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 26, 2021, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our shares of common stock trade on the Nasdaq Capital Market under the symbol IZEA. As of March 26, 2021, we had approximately 173 shareholders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the section “Equity Incentive Plans,” under Part III, Item 11 of this Annual Report.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC, there were no unregistered sales of equity securities by us during the year ended December 31, 2020.

Share Repurchase Program

On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company could repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. The Company did not repurchase any shares of common stock under the share repurchase program prior to its expiration on December 31, 2020.

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

Our primary technology platform, The IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. Until December 2019 when it was merged into IZEAx, we operated the Ebyline technology platform, which we acquired in January 2015. The Ebyline platform was originally designed as a self-service content marketplace to replace in-house editorial newsrooms in news agencies with a “virtual newsroom” to source and handle their content workflow with outside creators. After the acquisition, we began to utilize the creators in the Ebyline platform to produce professional custom content for brands, in addition to the self-service functionality used by newspapers. In July 2016, we acquired the ZenContent technology platform to use as an in-house workflow tool that enables us to produce highly scalable, multi-part production of content for both e-commerce entities and brand customers. The TapInfluence technology platform, acquired in 2018, performed in a similar manner to IZEAx and was being utilized by the majority of the TapInfluence customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns. After the migration of the last customers to IZEAx from the Ebyline platform in December 2019 and from the TapInfluence platform in February 2020, all marketplace revenue was solely generated from the IZEAx platform until the launch of Shake in November 2020.

In 2020, we launched two new platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform that is heavily integrated with IZEAx and both platforms rely heavily on data from each other, but it is also available as a stand-alone platform. The platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake is a new online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform is aimed at digital creatives seeking freelance “gig” work. Creators list available “Shakes” on their accounts in the platform and marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant.

Impact of COVID-19 on our Business

Our operations, sales, and finances were impacted by the COVID-19 pandemic during the twelve months ended December 31, 2020. In an effort to protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020. During this work-from-home period, which is ongoing, the term of our leases for our headquarters and temporary office spaces expired. When and if we determine it prudent to end or modify our work-from-home policy, we may need to enter into a new lease for office space and/or arrangements for the use of co-working facilities.

While we are able to maintain full operations remotely, the economic conditions caused by COVID-19 have negatively impacted the business activity of our customers. We observed changes in advertising decisions, timing, and spending priorities from brand and agency customers, which have resulted in a negative impact to our revenue.

In light of the adverse economic conditions caused by the COVID-19 pandemic, we implemented certain cost-reduction measures for the three months ended June 30, 2020, including hiring restrictions and temporary salary and wage reductions. Salary reductions averaged 20%, including a 21% reduction in the base salary for our Chief Executive Officer and Chief Operating Officer and in the fees of our directors. We also nearly eliminated travel expense for the remainder of 2020. In March 2020, we incurred debt by drawing on our secured credit facility and receiving a loan under the U.S. Small Business Association’s Paycheck Protection Program. After we were able to secure additional capital through sales of our common stock through an at the market offering program in June 2020, the secured credit facility was paid down by June 30, 2020, and the employee salary reductions and hiring restrictions were removed effective July 1, 2020.

In an effort to contain COVID-19 or slow its spread, governments around the world have from time to time enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These measures have impacted the method and timing of certain business meetings and our attendance at industry events. Rather than attending events in-person, as we have done historically, these events have been held virtually. We believe such events still are a valuable business opportunity, but their relative value without in-person networking is uncertain.

When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments; however, the timing and extent of any such rebound is uncertain. In the fourth quarter of 2020, we began to see a dramatic year over year increase in Managed Services bookings, our net orders from customers, resulting in 48% growth compared to the fourth quarter of 2019. That growth in bookings led to a 10% growth in overall revenue for the fourth quarter of 2020. While we have seen a continuation of that positive momentum for Managed Services bookings in the first quarter of 2021, there is still risk that bookings will not be recognized as revenue if customers cancel prior to the performance of service.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our future financial results.

Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

Revenue
We historically generated revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx, Shake, and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, BrandGraph, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of our platforms (“Other Fees”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 herein, revenue from Marketplace Spend Fees and Legacy Workflow Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees, and Other Fees are reported on a gross basis. We further categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees, Legacy Workflow Fees, and Other Fees.

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

General and Administrative
Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities, and other corporate-related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining, and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations. General and administrative expense also includes current period gains and losses on our acquisition costs payable, as well as gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets and goodwill, are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations when they are material.

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

Results of Operations for the Twelve Months Ended December 31, 2020 and 2019

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Twelve Months Ended December 31,
	2020	2019	$ Change	% Change
Revenue	$18,329,555	$18,955,672	$(626,117)	(3)%

Costs and expenses:
Cost of revenue (exclusive of amortization)	8,000,038	8,521,353	(521,315)	(6)%
Sales and marketing	5,999,671	6,240,263	(240,592)	(4)%
General and administrative	8,611,423	9,193,032	(581,609)	(6)%
Impairment of goodwill and intangible assets	4,300,000	418,099	3,881,901	928%
Depreciation and amortization	1,652,126	1,750,629	(98,503)	(6)%
Total costs and expenses	28,563,258	26,123,376	2,439,882	9%
Loss from operations	(10,233,703)	(7,167,704)	(3,065,999)	43%
Other income (expense):
Interest expense	(63,012)	(233,654)	170,642	(73)%
Other income, net	46,708	111,238	(64,530)	(58)%
Total other income (expense), net	(16,304)	(122,416)	106,112	(87)%
Net loss	$(10,250,007)	$(7,290,120)	$(2,959,887)	41%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Twelve Months Ended December 31,
	2020		2019		$ Change	% Change
Managed Services Revenue	$15,987,226	87%	$15,432,868	81%	$554,358	4%

Legacy Workflow Fees	—	—%	156,119	1%	(156,119)	(100)%
Marketplace Spend Fees	621,931	4%	1,270,560	7%	(648,629)	(51)%
License Fees	1,507,336	8%	1,986,285	10%	(478,949)	(24)%
Other Fees	213,062	1%	109,840	1%	103,222	94%
SaaS Services Revenue	2,342,329	13%	3,522,804	19%	(1,180,475)	(34)%

Total Revenue	$18,329,555	100%	$18,955,672	100%	$(626,117)	(3)%

Managed Services revenue during the twelve months ended December 31, 2020, increased 4% from the same period in 2019, primarily due to several customers completing larger fourth quarter projects based on their marketing objectives as compared to the prior year period.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, BrandGraph, TapInfluence, and Ebyline platforms, along with the license and support fees to access the platform services.
•Legacy Workflow Fees are no longer generated after the migration of the last customers from the Ebyline platform to IZEAx in December 2019. Any activity from former legacy workflow customers is now generated under the IZEAx platform and reported as Marketplace Spend Fees.
•Marketplace Spend Fees decreased by $648,629 for the twelve months ended December 31, 2020 when compared with the same period in 2019, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts and the incorporation of lower margin legacy workflow customers into IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business. After the migration of the last customers from the TapInfluence platform to IZEAx in February 2020, all revenue was solely generated from the IZEAx platform until the launch of Shake in November 2020.
•License Fees revenue decreased during the twelve months ended December 31, 2020 to $1,507,336 compared to $1,986,285 in the same period of 2019. The decrease was partly due to former TapInfluence customers who churned during the second half of 2019. Additionally, we implemented a competitive standardized pricing system for all IZEAx license fee customers that was at a lower price point than the former TapInfluence licensing contracts.
•Other Fees revenue increased 94% for the twelve months ended December 31, 2020 compared to the same period in 2019 due to increases in the number of subscriptions for certain new self-service offerings such as IZEAx Discovery and BrandGraph.

Cost of Revenue
Cost of revenue for the twelve months ended December 31, 2020 decreased by $521,315, or approximately 6%, compared to the same period in 2019 primarily as a result of the decrease in Managed Services revenue. Cost of revenue as a percentage of revenue remained consistent at 45% in 2019 and 44% in 2020.

Sales and Marketing
Sales and marketing expense for the twelve months ended December 31, 2020 decreased by $240,592, or approximately 4%, compared to the same period in 2019. Our payroll and personnel related expenses and stock compensation for sales and marketing personnel decreased $52,000 as a result of the cost reductions and operating changes implemented after the outbreak of COVID-19. Travel related expenses decreased by $176,000 due to the impact of COVID-19 restricting travel beginning in March 2020 and subscription based software expenses decreased by $10,000 due to the non-renewal of non-essential software as part of our operating changes.

General and Administrative
General and administrative expense for the twelve months ended December 31, 2020 decreased by $581,609, or approximately 6%, compared to the same period in 2019. General and administrative expense for the twelve months ended December 31, 2020 decreased due to a $802,000 reduction in payroll and personnel related expenses as a result of a 13% decrease in the number of employees compared to the prior year period and the 20% average decrease in salaries that was implemented for the second quarter of 2020 as a result of the COVID-19 cost reduction efforts. Rent expense also decreased by $370,000 due to the non-renewal of expiring office facility leases and travel costs decreased by $142,000 as our employees continue to work from home. These decreases were offset by an increase of $133,000 in contractor expenses as we began to increase the number of engineers working on our technology offerings. We also recorded a gain of $602,410 related to the settlement of our acquisition cost liabilities in 2019 that did not recur in 2020. The gain resulted due to the actual closing market price of our common stock on the date of settlement being lower than the 30-day volume weighted average price used to calculate the number of shares used to pay for the liability pursuant to the terms of the purchase agreements.

Impairment of Goodwill and Intangible Assets
In March 2020, we identified triggering events due to the reduction in our projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below our carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. We performed an interim assessment of goodwill, using the discounted cash flow method under the income approach and the guideline transaction method under the market approach, and determined that the carrying value of our Company’s reporting unit as of March 31, 2020 exceeded the fair value. As a result of the valuation, we recorded a $4.3 million impairment of goodwill resulting in an expense for the twelve months ended December 31, 2020.
For the twelve months ended December 31, 2019, we recorded impairment charges of $418,099 associated with our reduction in use of certain developed technology upon implementation of IZEAx 3.0 and the migration of TapInfluence customers and creators into the IZEAx platform.

Depreciation and Amortization
Depreciation and amortization expense for the twelve months ended December 31, 2020 decreased by $98,503, or approximately 6%, compared to the same period in 2019.

Depreciation and amortization expense on property and equipment was $135,077 and $131,121 for the twelve months ended December 31, 2020 and 2019, respectively. Depreciation expense has increased slightly due to the purchase of new equipment in the fourth quarter of 2019 and first quarter of 2020.

Amortization expense was $1,517,049 and $1,619,508 for the twelve months ended December 31, 2020 and 2019, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $1,105,960 and $1,228,433 for the twelve months ended December 31, 2020 and 2019, respectively, while amortization expense related to internal use software development costs was $411,089 and $391,075 for the twelve months ended December 31, 2020 and 2019, respectively. Amortization on our intangible acquisition assets decreased in 2020 as several of these assets were fully amortized during 2020. Amortization on our internal use software increased due to the release of IZEAx 3.0 in April 2019.

Other Income (Expense)
Interest expense decreased by $170,642 to $63,012 during the twelve months ended December 31, 2020 compared to the same period in 2019 due primarily to the elimination of amounts owed on our acquisition costs payable and amortization thereon after July 2019 and partly to the reduction in our average borrowings on our secured credit facility during the twelve months ended December 31, 2020 compared to the same period in 2019.

The $64,530 decrease in other income during the twelve months ended December 31, 2020 when compared to the same period in 2019 resulted primarily from reduced interest income received on cash balances as short term interest rates declined to near zero in 2020 after the outbreak of COVID-19 and currency exchange losses on our Canadian transactions in 2020.

Net Loss
Net loss for the twelve months ended December 31, 2020 was $10,250,007, a $2,959,887 increase in the net loss of $7,290,120 for the same period in 2019. The increase in net loss was primarily the result of the impairment on intangible assets discussed above offset by reductions in operating expenses.

Key Metric
We review information provided by our key financial metric, gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may make changes to the key financial metrics that we consider to measure our business in future periods.

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

The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Twelve Months Ended December 31,
	2020		2019		$ Change	% Change
Managed Services Gross Billings	$15,987,226	66%	$15,432,868	53%	$554,358	4%

Legacy Workflow Fees	—	—%	2,155,550	7%	(2,155,550)	(100)%
Marketplace Spend Fees	6,476,261	27%	9,264,892	32%	(2,788,631)	(30)%
License Fees	1,507,336	6%	1,986,285	7%	(478,949)	(24)%
Other Fees	213,062	1%	109,840	1%	103,222	94%
SaaS Services Gross Billings	8,196,659	34%	13,516,567	47%	(5,319,908)	(39)%

Total Gross Billings	$24,183,885	100%	$28,949,435	100%	$(4,765,550)	(16)%

Non-GAAP Financial Measure

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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2020 and 2019:

	Twelve Months Ended December 31,
	2020	2019
Net loss	$(10,250,007)	$(7,290,120)
Non-cash stock-based compensation	477,993	634,651
Non-cash stock issued for payment of services	125,000	141,665
Gain on settlement of acquisition costs payable	—	(602,410)
Increase in value of acquisition costs payable	—	6,222
Interest expense	63,012	233,654
Depreciation and amortization	1,652,126	1,750,629
Impairment of goodwill and intangible assets	4,300,000	418,099
Other non-cash items	(22,598)	18,786
Adjusted EBITDA	$(3,654,474)	$(4,688,824)

Revenue	$18,329,555	$18,955,672
Adjusted EBITDA as a % of Revenue	(20)%	(25)%

Liquidity and Capital Resources

We had cash and cash equivalents of $33,045,225 as of December 31, 2020 as compared to $5,884,629 as of December 31, 2019, an increase of $27,160,596, primarily due to net proceeds received from the sale of our common stock in our at the market offering program, offset by operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $70,634,776 as of December 31, 2020. To date, we have financed our operations through revenue from operations, borrowings under our secured credit facility, the PPP Loan (described below) and the sale of our equity securities.

	Twelve Months Ended December 31,
	2020	2019
Net cash (used for)/provided by:
Operating activities	$(2,095,651)	$(2,914,114)
Investing activities	(354,407)	(679,350)
Financing activities	29,610,654	7,509,690
Net increase in cash and cash equivalents	$27,160,596	$3,916,226

Cash used for operating activities was $2,095,651 during the twelve months ended December 31, 2020 and is primarily the result of continued use of cash to cover operating losses. Net cash used for investing activities was $354,407 during the twelve months ended December 31, 2020 primarily due to the payment of $363,793 in the development of our proprietary software. Net cash provided by financing activities during the twelve months ended December 31, 2020 was $29,610,654, which consisted primarily of net proceeds of approximately $27.7 million from the sale of our common stock in our at the market offering program and approximately $1.9 million from the PPP Loan (described below).

Secured Credit Facility
We have a secured credit facility agreement with Western Alliance Bank, the parent company of Bridge Bank, National Association. Pursuant to this agreement, we may submit requests for funding up to 80% of our eligible accounts receivable up to a maximum credit limit of $5 million. As of December 31, 2020, we had no amounts outstanding under this agreement. Assuming that our unfunded remaining trade accounts receivable balance was eligible for funding, we had approximately $4.1 million in available credit under the agreement as of December 31, 2020.

PPP Loan

On April 23, 2020, we received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The term of the promissory note (the “Note”) issued in respect of the loan is two years, though it may be payable sooner in connection with an event of default under the Note. The PPP Loan carries a fixed interest rate of one percent per year. Certain amounts received under the PPP Loan may be forgiven if the loan proceeds are used for eligible purposes, including payroll costs and certain rent or utility costs, and we meet other requirements regarding, among other things, the maintenance of employment and compensation levels. Loan payments on the PPP Loan may be deferred to either (1) the date that the SBA remits our loan forgiveness amount to the Lender or (2) ten months after the end of our loan forgiveness covered period, if we do not apply for loan forgiveness. We submitted our forgiveness application for the entire amount of the loan in December 2020 and, as of the date of this Annual Report, are awaiting approval from the SBA. The forgiveness of the PPP Loan is based on our adherence to the forgiveness criteria under the CARES Act, and no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.

At the Market (ATM) Offering

On June 4, 2020 and January 25, 2021, we entered into ATM Sales Agreements (as amended, the “Sales Agreements”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we may offer and sell, from time to time, through National Securities, shares of our common stock, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Offering”), for aggregate purchase prices of up to $40,000,000 and $35,000,000, respectively. As of December 31, 2020, we had sold 14,819,740 shares at an average price of $1.92 per share for total gross proceeds of $28,455,096. From January 1, 2021 to March 26, 2021, we sold 8,691,391 shares at an average price of $3.95 per share for gross proceeds of $34,311,634. Thus, total proceeds raised in the ATM Offering under our shelf registration statement on Form S-3 (File No. 333-238619) as of March 26, 2021 were $62,766,730.

Financial Condition

We have seen impacts on our operations due to changes in advertising decisions, timing and spending priorities from our customers as a result of COVID-19, which has had and may continue to have a negative impact to our expected future sales and valuation estimates. With our cash on hand as of December 31, 2020, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Annual Report based on our current estimates of revenue and expenses for the next twelve months. While the disruption caused by COVID-19 is currently expected to be temporary, it is generally outside of our control and there is uncertainty around the duration and the total economic impact. Therefore, this matter could have a further material adverse impact on our business, results of operations, and financial position in future periods.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2020.

Critical Accounting Policies and Use of Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments are based upon the historical experience of the Company, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies included in Item 8 of this Annual Report. We consider accounting estimates to be critical accounting policies when:

•The estimates involve matters that are highly uncertain at the time the accounting estimate is made; and
•different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are customer obligations due under normal trade terms. We consider an account to be delinquent when the customer has not paid its balance due by the associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write-off the amount owed or provide a reserve based on our best estimate of the uncollectible portion of the account. Management estimates the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We have a reserve of $155,000 for doubtful accounts as of December 31, 2020. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the twelve months ended December 31, 2020 and 2019.

Concentrations of credit risk with respect to accounts receivable were typically limited, because a large number of geographically diverse customers make up our customer base, thus spreading the trade credit risk. However, with our acquisition of TapInfluence, we have increased credit exposure on certain customers who carry significant credit balances related to their Marketplace Spend. We control credit risk through credit approvals, credit limits, and monitoring procedures.

We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable. We had no customer that accounted for more than 10% of total accounts receivable at December 31, 2020 and 2019. We had one customer that accounted for 12% of our revenue during the twelve months ended December 31, 2020 and no customer that accounted for more than 10% of our revenue during the twelve months ended December 31, 2019.

Software Development Costs and Acquired Intangible Software

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. We also capitalize certain costs associated with cloud computing arrangements ("CCAs"). We have capitalized software development costs of $3,036,810 in the consolidated balance sheet as of December 31, 2020. We also have additional proprietary software platforms valued at $820,000 from our acquisitions of Ebyline, ZenContent, and TapInfluence. These costs are reflected as intangible assets in the consolidated balance sheet as of December 31, 2020. We do not transfer ownership of our software to third parties. These software development, acquired technology and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. We review the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations.

Goodwill and Business Combinations

Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. We have goodwill in connection with our acquisitions of Ebyline, ZenContent, and TapInfluence. Goodwill is not amortized, but instead it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

We perform our annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. For instance, in March 2020, we identified triggering events, including the reduction in our projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below our carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. Therefore, we performed an interim assessment of goodwill, using the discounted cash flow method under the income approach and the guideline transaction method under the market approach, and determined that the carrying value of our Company’s reporting unit as of March 31, 2020 exceeded the fair value. As a result of the March 2020 valuation, we recorded a $4.3 million impairment of goodwill which is reflected as an expense in the consolidated statements of operations for the twelve months ended December 31, 2020.

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

Revenue Recognition

We historically generated revenue from five primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx, Shake, and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, BrandGraph, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of our Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of our platforms (“Other”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

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

Managed Services Revenue

For Managed Services Revenue, we enter into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer’s brand and they purchase custom content for internal and external use. We may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. We view our obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as we have no alternative for the custom content, and we have an enforceable right to payment for performance completed to date under the contracts. We consider custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on our evaluations, revenue from Managed Services is reported on a gross basis because we have the primary obligation to fulfill the performance obligations and we create, review, and control the services. We take on the risk of payment to any third-party creators, and we establish the contract price directly with our customers based on the services requested in the statement of work.

Marketplace Spend Fees and Legacy Workflow Fees Revenue

For Marketplace Spend Fees and Legacy Workflow Fees Revenue, the self-service customer instructs creators found through the Company’s platforms to provide and/or distribute custom content for an agreed upon transaction price. Our platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or verified as posted by the system. Based on our evaluations, this revenue is reported on a net basis since we are acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content.

License Fees Revenue

License Fees Revenue is generated through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx, BrandGraph, and until February 2020, the TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.

Other Fees Revenue

Other Fees Revenue is generated when fees are charged to our platform users primarily related to monthly plan fees, inactivity fees, and early cash-out fees. Plan fees are recognized within the month they relate to, inactivity fees are recognized at a point in time when the account is deemed inactive, and early cash-out fees are recognized when a cash-out is either below certain minimum thresholds or when accelerated payout timing is requested.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. Options typically vest ratably over four years with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period and generally have five or ten-year contract lives. We use the simplified method to estimate the expected term of employee stock options, because we do not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire.We use the closing stock price of our common stock on the date of the grant as the associated fair value of our common stock. For issuances after June 30, 2019, we estimate the volatility of our common stock at the date of grant based on the volatility of our stock during the period. For issuances on or prior to June 30, 2019, we estimated the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that were publicly traded and had a longer trading history than us. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
The following table shows the number of stock options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the twelve months ended December 31, 2020 and 2019:

Twelve Months Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
December 31, 2019	586,552	$0.67	6.0 years	64.38%	1.92%	—	$0.40	9.26%
December 31, 2020	411,350	$0.69	6.0 years	108.58%	0.46%	—	$0.56	7.72%

Total stock-based compensation expense recorded in the Company’s consolidated statements of operations for restricted stock, restricted stock units, stock options, and employee stock purchase plan issuance during the twelve months ended December 31, 2020 and 2019 was $477,993 and $634,651, respectively.

There were outstanding options to purchase 1,712,806 shares with a weighted average exercise price of $2.56 per share, of which options to purchase 997,320 shares were exercisable with a weighted average exercise price of $3.84 per share, as of December 31, 2020. The intrinsic value on outstanding options as of December 31, 2020 was $1,127,194. The intrinsic value on exercisable options as of December 31, 2020 was $364,866.

As of December 31, 2020, we had unvested restricted stock units representing 970,349 shares of common stock with an intrinsic value of $1,766,035 and 13,666 unvested shares of issued restricted stock with an intrinsic value of $24,872.

Recent Accounting Pronouncements

See “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for information on additional recent pronouncements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
IZEA Worldwide, Inc.
Winter Park, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IZEA Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Estimated Costs to Complete for Managed Services Revenue

As described in Notes 1 and 10 to the consolidated financial statements, for Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time based on an output model method based on when each individual piece of content is delivered to the customer.

We identified the estimation of costs to complete on the Company’s obligation to deliver influencer marketing services, including management services, on Managed Services contracts to be a critical audit matter. The determination of the total estimated cost and progress toward completion on contracts not completed requires management to make significant estimates and assumptions primarily related to estimated direct labor and applicable subcontract costs needed to complete contracts. Changes in these estimated direct labor and applicable subcontract costs can have a significant impact on the revenue recognized in each period. Auditing such estimates involved especially challenging and subjective auditor judgment to determine the reasonableness of management’s assumptions and estimates that ultimately determine the amount of revenue to recognize.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s ability to accurately estimate total costs to complete by (i) performing a retrospective review to compare prior year estimates of costs to complete for open Managed Services contracts to actual costs incurred upon completion of the contract or updated estimated costs at completion if the contract is still not complete and (ii) evaluating whether contracts which were previously completed earned any additional revenues after the contract was assumed to be completed.
•Assessing the reasonableness of the estimated costs to complete on open contracts as of December 31, 2020 through evaluation of the consistency of expected margins on open contracts to historical margins on completed contracts.

Goodwill Impairment

As described in Notes 1 and 3 to the consolidated financial statements, the Company has goodwill of $4.0 million as of December 31, 2020, all of which relates to the Company’s single reporting unit. The Company’s goodwill is the result of the acquisitions of Ebyline, ZenContent, and TapInfluence in previous years. Goodwill is not amortized, but instead is tested for impairment at least annually, or more frequently, if certain indicators are present. In the event that management determines that the value of goodwill has become impaired, they will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. During the first quarter of 2020, the Company identified triggering events related to the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19 and performed an interim valuation to estimate the fair value of the reporting unit. As a result of the impairment assessment performed by the Company a $4.3 million impairment of goodwill was recorded during the year ending December 31, 2020. The Company used the discounted cash flow method under the income approach and the guideline transaction method under the market approach to estimate the fair value of the reporting unit.

We identified the estimate of the fair value of the Company’s single reporting unit as a critical audit matter. Estimation of the fair value of the Company’s single reporting unit requires management to make significant estimates and assumptions related to future cash flows, growth rates for the business, future economic conditions, and discount rates. Auditing management’s assumptions used in the determination of the fair value of the single reporting unit was especially challenging due to the nature of audit effort required to address the subjective estimates, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of estimated future cash flows based on the growth rates for the business and future economic conditions, including the impact of COVID-19, by comparing the estimated future cash flows to (i) historical operating results of the Company, and (ii) information included in industry reports and publicly available information related to the industry in which the Company operates.

•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the reasonableness of the valuation methodologies utilized by the Company, (ii) testing the reasonableness of the Company-specific discount rate used against other comparable publicly traded companies, and (iii) evaluating the appropriateness of the revenue multiple used, including testing the source information utilized.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Orlando, Florida
March 30, 2021

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$33,045,225	$5,884,629
Accounts receivable, net	5,207,205	5,596,719
Prepaid expenses	199,294	400,181
Other current assets	74,467	153,031
Total current assets	38,526,191	12,034,560

Property and equipment, net	230,918	309,780
Goodwill	4,016,722	8,316,722
Intangible assets, net	505,556	1,611,516
Software development costs, net	1,472,684	1,519,980
Security deposits	—	151,803
Total assets	$44,752,071	$23,944,361

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,880,144	$2,252,536
Accrued expenses	1,924,973	1,377,556
Contract liabilities	7,180,264	6,466,766
Current portion of notes payable	1,477,139	—
Lease liability	—	83,807
Total current liabilities	12,462,520	10,180,665

Finance obligation, less current portion	43,808	45,673
Notes payable, less current portion	459,383	—
Total liabilities	12,965,711	10,226,338

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 50,050,167 and 34,634,172, respectively, issued and outstanding	5,005	3,464
Additional paid-in capital	102,416,131	74,099,328
Accumulated deficit	(70,634,776)	(60,384,769)
Total stockholders’ equity	31,786,360	13,718,023
Total liabilities and stockholders’ equity	$44,752,071	$23,944,361

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Twelve Months Ended December 31,
	2020	2019
Revenue	$18,329,555	$18,955,672

Costs and expenses:
Cost of revenue (exclusive of amortization)	8,000,038	8,521,353
Sales and marketing	5,999,671	6,240,263
General and administrative	8,611,423	9,193,032
Impairment of goodwill and intangible assets	4,300,000	418,099
Depreciation and amortization	1,652,126	1,750,629
Total costs and expenses	28,563,258	26,123,376

Loss from operations	(10,233,703)	(7,167,704)

Other income (expense):
Interest expense	(63,012)	(233,654)
Other income, net	46,708	111,238
Total other income (expense), net	(16,304)	(122,416)

Net loss	$(10,250,007)	$(7,290,120)

Weighted average common shares outstanding – basic and diluted	41,289,705	25,516,573
Basic and diluted loss per common share	$(0.25)	$(0.29)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	12,075,708	$1,208	$60,311,756	$(53,094,649)	$7,218,315
Sale of securities	14,285,714	1,429	9,998,571	—	10,000,000
Stock issued for payment of acquisition liability	8,015,876	801	4,003,596	—	4,004,397
Stock purchase plan issuances	26,411	3	6,976	—	6,979
Stock issued for payment of services	83,826	8	141,657	—	141,665
Stock issuance costs	—	—	(788,752)	—	(788,752)
Stock-based compensation	146,637	15	425,524	—	425,539
Net loss	—	—	—	(7,290,120)	(7,290,120)
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(60,384,769)	$13,718,023
Sale of securities	14,819,740	1,482	28,453,614	—	28,455,096
Stock purchase plan & option exercise issuances	15,573	1	7,633	—	7,634
Stock issued for payment of services	390,625	39	124,961	—	125,000
Stock issuance costs	—	—	(747,379)	—	(747,379)
Stock-based compensation	190,057	19	477,974	—	477,993
Net loss	—	—	—	(10,250,007)	(10,250,007)
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,634,776)	$31,786,360

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2020		2019
Cash flows from operating activities:
Net loss	$(10,250,007)		$(7,290,120)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	135,077		131,121
Amortization of software development costs and other intangible assets	1,517,049	H	1,619,508
Impairment of goodwill and intangible assets	4,300,000		418,099
(Gain) loss on disposal of equipment	(22,598)		18,786
Provision for losses on accounts receivable	154,576		5,510
Stock-based compensation	477,993		634,651
Fair value of stock issued for payment of services	125,000		141,665
Gain on settlement of acquisition costs payable	—		(602,410)
Changes in operating assets and liabilities:
Accounts receivable	234,938		1,469,586
Prepaid expenses and other current assets	171,620		(87,323)
Security deposits	151,803		(8,629)
Accounts payable	(372,392)		(365,567)
Accrued expenses	543,768		(466,444)
Contract liabilities	713,498		1,508,897
Right-of-use asset and lease liability, net	24,024		(24,024)
Deferred rent	—		(17,420)
Net cash used for operating activities	(2,095,651)		(2,914,114)
Cash flows from investing activities:
Purchase of equipment	(19,797)		(138,379)
Proceeds from sale of equipment	29,183		49,578
Software development costs	(363,793)		(590,549)
Net cash used for investing activities	(354,407)		(679,350)
Cash flows from financing activities:
Proceeds from sale of securities	28,455,096		10,000,000
Proceeds from stock purchase plan and option exercise issuances	7,634		6,979
Proceeds from notes payable	1,936,522		—
Net repayments on line of credit	—		(1,526,288)
Payments on acquisition liabilities	—		(156,111)
Payments on finance obligation	(41,219)		(26,138)
Stock issuance costs	(747,379)		(788,752)
Net cash provided by financing activities	29,610,654		7,509,690

Net increase in cash and cash equivalents	27,160,596		3,916,226
Cash and cash equivalents, beginning of period	5,884,629		1,968,403
Cash and cash equivalents, end of period	$33,045,225		$5,884,629

Supplemental cash flow information:
Interest paid	$47,290		$393,584
Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$43,003		$98,648
Common stock issued for payment of acquisition liability	$—		$4,004,397
Operating right-of-use asset	$—		$410,852
Fair value of common stock issued for future services	$125,000		$192,550

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a public company incorporated in the state of Nevada. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). The legal entity of ZenContent was dissolved in December 2017, Ebyline was dissolved in December 2019 and TapInfluence was dissolved in December 2020.

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

The Company’s primary technology platform, the IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others. Until December 2019 when it was merged into IZEAx, the Company operated the Ebyline technology platform, which was originally designed as a self-service content marketplace to replace in-house editorial newsrooms in news agencies with a “virtual newsroom” to source and handle their content workflow with outside creators. In July 2016, the Company acquired the ZenContent technology platform to use as an in-house workflow tool that enables the Company to produce highly scalable, multi-part production of content for both e-commerce entities and brand customers. The TapInfluence technology platform, acquired in 2018, performed in a similar manner to IZEAx and was being utilized by the majority of the TapInfluence customers as a self-service platform via a licensing arrangement, allowing access to the platform and its creators for self-managed marketing campaigns. After the migration of the last customers to IZEAx from the Ebyline platform in December 2019 and from the TapInfluence platform in February 2020, all marketplace revenue was solely generated from the IZEAx platform until the launch of Shake in November 2020.

In 2020, the Company launched two new platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform that is heavily integrated with IZEAx and both platforms rely heavily on data from each other, but it is also available as a stand-alone platform. The platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake is a new online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform is aimed at digital creatives seeking freelance “gig” work. Creators list available “Shakes” on their accounts in the platform and marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant.

Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended containment and mitigation measures worldwide. As the spread continued throughout the United States, the Company directed all of its staff to work from home effective March 16, 2020. All of the Company’s business operations and ability to support its customers is fully functional while its employees are working from remote locations. However, the Company has seen impacts on its operations due to changes in advertising decisions, timing and spending priorities from customers, which resulted in a negative impact to Company bookings, its net orders from customers, and timing of future revenue. While the disruption caused by COVID-19 is currently expected to be temporary, it is generally outside of the Company’s control and there is uncertainty around the duration and the total economic impact. Therefore, this matter could have a material adverse impact on the Company’s business, results of operations, and financial position in future periods. As a result, the Company leveraged its balance sheet by drawing on its secured credit facility and obtaining a loan under the Paycheck Protection Program (“PPP”) established under the CARES Act as administered by the U.S. Small Business Administration (“SBA”) to increase the Company’s cash position and help preserve its financial flexibility. The secured credit facility was paid down by June 30, 2020 after the Company was able to secure additional capital as described in Note 8.

In light of the adverse economic conditions caused by the COVID-19 pandemic, the Company implemented temporary salary and wage reductions averaging 20%, including a 21% reduction in base salary for the Company’s Chief Executive

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets, intangible assets, and goodwill. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will negatively impact its financial results or liquidity. However, in consideration of the effect of COVID-19 on the assumptions and estimates used in the preparation of the December 31, 2020 financial statements, the Company identified the goodwill impairment disclosed in Note 3 as a material adverse effect on its results of operations and financial position in the first quarter of fiscal 2020 that was caused by COVID-19’s effect on economic conditions.

Reclassifications
Certain items have been reclassified in the 2019 financial statements to conform to the 2020 presentation. The Company has reclassified its 2019 impairment on intangible assets and software development costs (see Notes 3 and 4) out of general and administrative expense and into a separately stated line item labeled impairment of goodwill and intangible assets within the accompanying consolidated statements of operations.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits in our banks are insured by the FDIC up to a maximum amount of $250,000. Deposit balances exceeding this limit were approximately $31.4 million and $4.1 million as of December 31, 2020 and 2019, respectively.

Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, unbilled receivables, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represent amounts owed for work that has been performed, but not yet billed. The Company had trade receivables of $5,148,213 and unbilled receivables of $58,992 at December 31, 2020. The Company had trade receivables of $5,106,314 and unbilled receivables of $490,405 at December 31, 2019. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company had a reserve for doubtful accounts of $155,000 and $145,000 as of December 31, 2020 and December 31, 2019, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the twelve months ended December 31, 2020 and 2019.

Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s addition of SaaS customers, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had no customer that accounted for more than 10% of total accounts receivable at December 31, 2020 and 2019. The Company had one customer that accounted for 12% of its revenue during the twelve months ended December 31, 2020 and no customer that accounted for more than 10% of its revenue during the twelve months ended December 31, 2019.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense in the consolidated statements of operations. There were no material impairment charges associated with the Company’s long-lived tangible assets during the twelve months ended December 31, 2020 and 2019.

Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. The Company has goodwill in connection with its acquisitions of Ebyline, ZenContent and TapInfluence. Goodwill is not amortized but instead it is tested for impairment at least annually. In the event that management

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. For instance, in March 2020, the Company identified triggering events, including the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. Therefore, the Company performed an interim assessment of goodwill, as described in Note 3. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of December 31, 2020.

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

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. For the twelve months ended December 31, 2019, the Company recorded impairment charges of $418,099 associated with the Company's reduction in use of certain developed technology upon implementation of IZEAx 3.0 and the migration of TapInfluence customers and creators into the IZEAx platform. There were no impairment charges associated with the Company’s acquired intangible assets in the twelve months ended December 31, 2020.

Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements ("CCAs"). These software development, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the fair value in its consolidated statements of operations. See Note 4 for further details.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

Revenue Recognition
The Company historically generated revenue from five primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's IZEAx, Shake, and TapInfluence platforms (“Marketplace Spend Fees”); (3) revenue from fees charged to access the IZEAx, BrandGraph, Ebyline, and TapInfluence platforms (“License Fees”); (4) revenue from transactions generated by the self-service use of the Company's Ebyline platform for professional custom content workflow (“Legacy Workflow Fees”); and (5) revenue derived from other fees such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of the Company's platforms (“Other”). After the migration of the last customers from the Ebyline platform to IZEAx in December 2019, there is no longer any revenue generated from Legacy Workflow Fees and all such revenue is reported as Marketplace Spend Fees under the IZEAx platform.

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
Managed Services Revenue
For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer’s brand and they purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content, and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.
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
License Fees Revenue
License Fees Revenue is generated through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx, BrandGraph, and until February 2020, the TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
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

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the twelve months ended December 31, 2020 and 2019 were approximately $749,000 in each year. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

In March 2020, the CARES Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company is currently seeking forgiveness of its PPP loan which, if approved, would result in non-taxable income on the forgiveness of debt.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company does not have any Level 1, 2 or 3 financial assets or liabilities. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, contract liabilities, and accrued expenses. Unless otherwise disclosed, the fair values of the Company’s long-term debt obligations approximate their carrying value based upon current rates available to the Company.

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended, and the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 8) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options, because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. For issuances after June 30, 2019, the Company estimates the volatility of its common stock at the date of grant based on the volatility of its stock during the period. For issuances on or prior to June 30, 2019, the Company estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that were publicly traded and had a longer trading history than the Company. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2020 and 2019:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2020	December 31, 2019
Expected term	6 years	6 years
Weighted average volatility	108.58%	64.38%
Weighted average risk-free interest rate	0.46%	1.92%
Expected dividends	—	—
Weighted average expected forfeiture rate	7.72%	9.26%

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

Costs Incurred in a Cloud Computing Arrangement: On January 1, 2020, we adopted ASU No. 2018-15 ("ASU 2018-15"), Customer's Accounting Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This ASU was adopted using the retrospective approach. The adoption of ASU 2018-15 was not material to the Company’s consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

Convertible Instruments: In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

Codification Improvements: In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs ("ASU 2020-08"), and ASU No. 2020-10, Codification Improvements ("ASU 2020-10"). ASU 2020-08 and ASU 2020-10 provide changes to clarify or improve existing guidance. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact that ASU 2020-08 and ASU 2020-10 will have on its consolidated financial statements and disclosures.

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Furniture and fixtures	$221,733	$298,205
Office equipment	67,833	86,884
Computer equipment	513,344	455,008
Leasehold improvements	—	338,018
Total	802,910	1,178,115
Less accumulated depreciation and amortization	(571,992)	(868,335)
Property and equipment, net	$230,918	$309,780

Depreciation and amortization expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations was $135,077 and $131,121 for the twelve months ended December 31, 2020 and 2019, respectively.

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	December 31, 2020		December 31, 2019
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	622,167	5
Self-service content customers	2,810,000	2,304,444	2,810,000	1,437,778	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	133,175	5
Embedded non-compete provision	28,000	28,000	28,000	19,833	2
Total	$6,211,469	$5,705,913	$6,211,469	$4,599,953

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	December 31, 2020	December 31, 2019
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Total	$6,211,469	$6,211,469
Less accumulated amortization	(5,705,913)	(4,599,953)
Intangible assets, net	$505,556	$1,611,516

The Company is amortizing the identifiable intangible assets over a remaining weighted-average period of 7 months. For the twelve months ended December 31, 2019, the Company recorded an impairment charge of $310,000 reflected as an expense under impairment of goodwill and intangible assets in the consolidated statements of operations. The Company recorded the impairment on the TapInfluence developed technology to the extent that future cash flows after the Company's migration of TapInfluence customers and creators into the IZEAx platform were not expected to exceed the carrying value of the asset. There were no impairment charges associated with the Company’s identifiable intangible assets in the twelve months ended December 31, 2020.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations was $1,105,960 and $1,228,433 for the twelve months ended December 31, 2020 and 2019, respectively.

The portion of this amortization expense specifically related to the costs of acquired technology that is excluded from cost of revenue and recorded in depreciation and amortization was $197,833 and $226,000 for the twelve months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Intangible Asset Amortization Expense
2021	$505,556
Total	$505,556

The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2018	$8,316,722
Acquisitions, impairments or other changes during 2019	—
Balance on December 31, 2019	8,316,722
Acquisitions, impairments or other changes during 2020	(4,300,000)
Balance on December 31, 2020	$4,016,722

In March 2020, the Company identified triggering events due to the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. The Company performed an interim assessment of goodwill, using the discounted cash flow method under the income approach and the guideline transaction method under the market approach, and determined that the carrying value of our Company’s reporting unit as of March 31, 2020 exceeded the fair value. As a result of the valuation, the Company recorded a $4.3 million impairment of goodwill, which is reflected as an expense under impairment of goodwill and intangible assets in the consolidated statements of operations for the twelve months ended December 31, 2020.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	December 31, 2020	December 31, 2019
Software development costs	$3,036,810	$2,673,017
Less accumulated amortization	(1,564,126)	(1,153,037)
Software development costs, net	$1,472,684	$1,519,980

The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx and developed additional platforms in 2020, BrandGraph and Shake, to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $363,793 and $590,549 during the twelve months ended December 31, 2020 and 2019, respectively. As a result, the Company has capitalized a total of $3,036,810 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of December 31, 2020.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service. Amortization expense on software development costs that is excluded from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations was

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

$411,089 and $391,075 for the twelve months ended December 31, 2020 and 2019, respectively. After the transfer of customers to the new workflow features implemented in the IZEAx 3.0 release, the Company discontinued use of previously developed technology totaling $234,047 and recorded an impairment charge of $108,099 under impairment of goodwill and intangible assets in the accompanying consolidated statements of operations during the twelve months ended December 31, 2019.

As of December 31, 2020, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2021	$455,841
2022	400,474
2023	359,685
2024	177,764
2025	78,920
Total	$1,472,684

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Accrued payroll liabilities	$1,504,113	$1,202,765
Accrued taxes	286,455	117,698
Current portion of finance obligation	30,487	26,837
Accrued other	103,918	30,256
Total accrued expenses	$1,924,973	$1,377,556

NOTE 6.    NOTES PAYABLE

Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($31,422 USD as of December 31, 2020), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023 with monthly interest payments commencing on January 31, 2023 until the CEBA Loan is paid in full on or before the end of the Extended Term.

Paycheck Protection Program (“PPP”) Loan

On April 23, 2020, the Company received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100, under the PPP evidenced by a promissory note issued by the Company (the “Note”) to the Lender.

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

Loan payments on the PPP Loan may be deferred to either (1) the date that the SBA remits the Company’s loan forgiveness amount to the Lender or (2) ten months after the end of the Company’s loan forgiveness covered period, if the Company does not apply for loan forgiveness. The Company submitted its forgiveness application for the entire amount of the loan in December 2020 and is awaiting approval from the SBA. The forgiveness of the PPP Loan is dependent on the Company

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

qualifying for the forgiveness of the PPP Loan based on its adherence to the forgiveness criteria under the CARES Act, and no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Finance Obligation

The Company has two long term payment plans with a vendor to pay for its computer equipment in four annual payments between October 2019 and February 2023. The Company used an imputed interest rate of 9.5%, based on its incremental borrowing rate, to determine the present value of its finance obligation. The total balance owed was $74,295 and $72,510 as of December 31, 2020 and 2019, respectively, with the short-term portion of $30,487 and $26,837 recorded under accrued expenses in the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

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

The Company had no amounts outstanding under this secured credit facility as of December 31, 2020 and 2019. Assuming that all of the Company’s trade accounts receivables were eligible for funding, the Company would have approximately $4.1 million in available credit under the agreement as of December 31, 2020.

The annual fees are capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. During the twelve months ended December 31, 2020 and 2019, the Company amortized $21,000 and $25,215, respectively, of the secured credit facility costs through interest expense. The remaining value of the capitalized loan costs related to the secured credit facility as of December 31, 2020 is $7,000; this amount will be amortized to interest expense over the next four months.

Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $36,125 and $60,155 during the twelve months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the future contractual maturities of our debt obligations by year is set forth in the following schedule:

2021	$1,507,626
2022	492,771
2023	10,420
Total	$2,010,817

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s corporate headquarters were located at 480 N. Orlando Avenue, Suite 200 in Winter Park, Florida until its lease expired on April 30, 2020. Due to its current work from home policy enacted on March 16, 2020 as a result of the COVID-19 pandemic, the Company has not yet entered into any new lease agreement for its headquarters and does not intend to do so until advisable. The Company also occupied flexible office space under monthly, quarterly or semi-annual membership contracts in Los Angeles, San Francisco, Denver, Chicago, and Toronto during the twelve months ended December 31, 2020. These contracts were not renewed upon expiration of their terms during the twelve months ended December 31, 2020.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Upon the January 1, 2019 adoption of ASU No. 2016-02, Leases, the Company elected the short-term lease exemption policy, applying the requirements of ASU No. 2016-02 to only long-term (greater than 1 year) leases. Upon adoption, the Company had one material lease greater than 12 months in duration. This was the lease associated with its corporate headquarters in Winter Park, Florida. The adoption of this standard resulted in the Company recording an operating right-of-use asset of $410,852 and an associated lease liability of $399,892. The operating lease liability was determined based on the present value of the remaining minimum rental payments using the Company’s incremental borrowing rate of 9.5% and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for a deferred rent balance, which was previously included in current liabilities.

The Company had an operating right-of-use asset of $107,831 under other current assets and a lease liability of $83,807 in the consolidated balance sheet as of December 31, 2019. These were fully recognized upon expiration of the lease in April 2020. During the twelve months ended December 31, 2020 and 2019, the Company recorded $1,330 and $24,462, respectively, of accretion on its lease liability through rent expense in general and administrative expenses.

The Company has no obligations under finance leases as of December 31, 2020. Total operating lease expense and other short-term lease expense recorded in general and administrative expense in the accompanying consolidated statements of operations was $264,048 and $627,101 for the twelve months ended December 31, 2020 and 2019, respectively. Cash paid for the one operating lease was $113,516 and $340,548 during the twelve months ended December 31, 2020 and 2019, respectively.

Retirement Plans

The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service. Total expense for employer matching contributions during the twelve months ended December 31, 2020 and 2019 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Cost of revenue	$27,990	$45,778
Sales and marketing	57,389	60,457
General and administrative	65,752	53,346
Total contribution expense	$151,131	$159,581

Litigation

A securities class action lawsuit, Julian Perez, individually, and on behalf of all others similarly situated v. IZEA, Inc., et al., case number 2:18-cv-02784-SVW-GJS was instituted April 4, 2018 in the U.S. District Court for the Central District of California against the Company and certain of its executive officers on behalf of certain purchasers of its common stock. The plaintiffs sought to recover damages for investors under federal securities laws. The Company estimated and accrued a potential loss of $500,000 relating to its potential liability arising from the Perez lawsuit and accrued for such amount in its financial statements for the year ended December 31, 2018.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

At the Market (ATM) Offering

On June 4, 2020, the Company entered into an ATM Sales Agreement (the “2020 Sales Agreement”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which the Company may offer and sell, from time to time, through National Securities, shares of the Company's common stock, by any method deemed to be an “at the market offering” (the “ATM Offering”).

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

On June 12, 2020, the Company entered into an amendment to the 2020 Sales Agreement to increase the amount of common stock that may be offered and sold in the ATM Offering to $40,000,000 in the aggregate. As of December 31, 2020, the Company had sold 14,819,740 shares at an average price of $1.92 per share for total gross proceeds of $28,455,096.

Stock Issued for Acquisitions

TapInfluence
On July 26, 2018, the Company completed its merger with TapInfluence, Inc., pursuant to the terms of the Agreement and Plan of Merger, dated as of July 11, 2018, by and among the Company, IZEA Merger Sub, Inc., TapInfluence, certain stockholders of TapInfluence and the stockholders’ representative, as amended by Amendment No. 1 thereto, dated as of July 20, 2018 (the “Merger Agreement”). The merger was consummated, in part, to further consolidate the influencer marketing industry for the Company, and for the Company to obtain benefits from the acquisition of the TapInfluence technology platform and existing customer base, particularly from TapInfluence’s self-service customers. The aggregate consideration paid at closing for the acquisition of TapInfluence consisted of a cash payment of $1,500,000 and the issuance of 1,150,000 shares of the Company’s common stock valued at $1,759,500, or $1.53 per share. Aggregate post-acquisition date consideration consisted of additional payments totaling $4,500,000, less $115,417 related to the final working capital adjustment calculation.

On January 26, 2019, pursuant to the Merger Agreement, the Company issued 660,136 shares of its common stock valued at $884,583, or $1.34 per share, using the 30-day Volume Weighted Average Price (“VWAP”) as reported by the Nasdaq Capital Market (“Nasdaq”) prior to the issuance date, to settle amounts due under its acquisition cost payable. The Company recorded a $191,439 loss on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $1.63 on the settlement date and the 30-day VWAP of $1.34 required by the Merger Agreement.

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

On July 31, 2019, the Company made the third and final annual installment payment under the ZenContent Stock Purchase Agreement, comprised of $111,111 in cash and 447,489 shares of its common stock valued at $222,223 or $0.4966 per share, using the 30-day VWAP as reported by Nasdaq prior to the issuance date. The Company recognized a gain of $41,258 on the settlement of this acquisition cost payable as a result of the difference between the actual closing market price of the common stock of $0.4044 on the settlement date and the 30-day VWAP of $0.4966 required by the ZenContent Stock Purchase Agreement.

Equity Incentive Plans

In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “May 2011 Plan”). The stockholders approved an amendment and restatement of the Company’s May 2011 Plan at its 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units and stock options covering up to 7,500,000 shares of common stock as incentive

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

compensation for its employees and consultants. As of December 31, 2020, the Company had 3,812,928 remaining shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2020, the Company had 4,375 remaining shares of common stock available for future grants under the August 2011 Plan.

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

The following table contains summarized information about restricted stock issued during the years ended December 31, 2019 and December 31, 2020:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	57,984	$3.70	1.4
Granted	120,512	1.60
Vested	(139,157)	2.24
Forfeited	(8,057)	3.18
Nonvested at December 31, 2019	31,282	$2.15	1.9
Granted	390,625	0.32
Vested	(408,241)	0.39
Forfeited	—
Nonvested at December 31, 2020	13,666	$2.28	1.4

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.

Expense recognized on restricted stock issued to non-employees for services was $125,000 and $141,665 during twelve months ended December 31, 2020 and 2019, respectively. Expense recognized on restricted stock issued to employees was $33,677 and $169,534 during the twelve months ended December 31, 2020 and 2019, respectively.

On December 31, 2020, the fair value of the Company’s common stock was approximately $1.82 per share and the intrinsic value on the non-vested restricted stock was $24,872. Future compensation expense related to issued, but non-vested, restricted stock awards as of December 31, 2020 is $31,202. This value is estimated to be recognized over the weighted-average vesting period of approximately five months.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

During the twelve months ended December 31, 2020, the Company issued a total of 583,322 restricted stock units initially valued at $215,936 to non-executive employees as additional incentive compensation. The restricted stock units vest 12 months from issuance.

During the twelve months ended December 31, 2020, the Company issued Mr. Murphy 123,228 restricted stock units valued at $61,790 for bonuses owed under the terms of his amended employment agreement. The restricted stock units vest in equal monthly installments over 36 months from issuance.

During the twelve months ended December 31, 2020, the Company issued Mr. Schram 41,824 restricted stock units initially valued at $14,052 for bonuses owed under the terms of his employment agreement. The restricted stock units vest in equal monthly installments over 48 months from issuance.

The following table contains summarized information about restricted stock units during the years ended December 31, 2019 and December 31, 2020:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	160,000	$1.04	1.0
Granted	410,437	0.40
Vested	(149,290)	0.79
Forfeited	(54,335)	1.04
Nonvested at December 31, 2019	366,812	$0.42	3.2
Granted	930,145	0.37
Vested	(172,441)	0.41
Forfeited	(154,167)	0.30
Nonvested at December 31, 2020	970,349	$0.39	1.2

Expense recognized on restricted stock units issued to employees was $214,528 and $117,794 during the twelve months ended December 31, 2020 and 2019, respectively. On December 31, 2020, the fair value of the Company’s common stock was approximately $1.82 per share and the intrinsic value on the non-vested restricted units was $1,766,035. Future compensation related to the non-vested restricted stock units as of December 31, 2020 is $235,016 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.2 years.

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

A summary of option activity under the 2011 Equity Incentive Plans during the years ended December 31, 2019 and December 31, 2020, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2018	1,040,477	$5.23	6.5
Granted	586,552	0.67
Expired	(147,313)	7.59
Forfeited	(121,879)	2.70
Outstanding at December 31, 2019	1,357,837	$3.24	7.2
Granted	411,350	0.69
Exercised	(369)	1.00
Expired	—	—
Forfeited	(56,012)	5.08
Outstanding at December 31, 2020	1,712,806	$2.56	6.9

Exercisable at December 31, 2020	997,320	$3.84	5.7

During the twelve months ended December 31, 2020, 369 options were exercised for gross proceeds of $369. The intrinsic value on exercised options was $265. There were no options exercised during the twelve months ended December 31, 2019. The fair value of the Company's common stock on December 31, 2020 was approximately $1.82 per share and the intrinsic value on outstanding options as of December 31, 2020 was $1,127,194. The intrinsic value on exercisable options as of December 31, 2020 was $364,866.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans during the years ended December 31, 2019 and December 31, 2020, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2018	300,510	$0.80	2.4
Granted	586,552	0.40
Vested	(197,202)	1.44
Forfeited	(89,081)	0.80
Nonvested at December 31, 2019	600,779	$0.64	3.0
Granted	411,350	0.56
Vested	(283,766)	0.72
Forfeited	(12,877)	0.88
Nonvested at December 31, 2020	715,486	$0.56	2.5

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

There were outstanding options to purchase 1,712,806 shares with a weighted average exercise price of $2.56 per share, of which options to purchase 997,320 shares were exercisable with a weighted average exercise price of $3.84 per share as of December 31, 2020.

Expense recognized on stock options issued to employees during the twelve months ended December 31, 2020 and 2019 was $225,083 and $339,942, respectively. Future compensation related to non-vested awards as of December 31, 2020 is $361,498, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.5 years.

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the twelve months ended December 31, 2020 and 2019:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Expected Dividends	Weighted-Average Grant Date Fair Value
December 31, 2019	586,552	$0.67	6 years	64.38%	1.92%	—	$0.40
December 31, 2020	411,350	$0.69	6 years	108.58%	0.46%	—	$0.56

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

During the twelve months ended December 31, 2020 and 2019, employees paid $5,320 to purchase 5,539 shares of common stock and $6,979 to purchase 26,411 shares of common stock, respectively. As of December 31, 2020, the Company had 395,613 remaining shares of common stock available for future issuances under the ESPP.

Summary Stock-Based Compensation

Stock-based compensation cost related to all awards granted to employees is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the twelve months ended December 31, 2020 and 2019 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Cost of revenue	$10,152	$42,467
Sales and marketing	55,458	82,627
General and administrative	412,383	509,557
Total stock-based compensation	$477,993	$634,651

Share Repurchase Program

On July 1, 2019, the Board authorized and approved a share repurchase program under which the Company could repurchase up to $3,500,000 of its common stock from time to time through December 31, 2020, subject to market conditions. The Company did not repurchase any shares of common stock under the share repurchase program prior to its expiration on December 31, 2020.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Net loss	$(10,250,007)	$(7,290,120)
Weighted average shares outstanding - basic and diluted	41,289,705	25,516,573
Basic and diluted loss per common share	$(0.25)	$(0.29)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Stock options	1,560,828	1,222,305
Restricted stock units	980,785	281,365
Restricted stock	232,600	96,747
Warrants	6,517	73,996
Total excluded shares	2,780,730	1,674,413

NOTE 10.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Managed Services Revenue	$15,987,226	$15,432,868

Legacy Workflow Fees	—	156,119
Marketplace Spend Fees	621,931	1,270,560
License Fees	1,507,336	1,986,285
Other Fees	213,062	109,840
SaaS Services Revenue	2,342,329	3,522,804

Total Revenue	$18,329,555	$18,955,672

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table provides the Company’s revenues as determined by the country of domicile:

	Twelve Months Ended
	December 31, 2020	December 31, 2019
United States	$17,231,712	$17,358,167
Canada	1,097,843	1,597,505
Total	$18,329,555	$18,955,672

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	December 31, 2020	December 31, 2019
Accounts receivable, net	$5,207,205	$5,596,719
Contract liabilities (unearned revenue)	$7,180,264	$6,466,766

The increase in contract liabilities is primarily the result of the increase in fourth quarter contracts where the customers have paid in advance for services in future periods. The Company does not typically engage in contracts that are longer than one year. Therefore, the Company recognized substantially of the contract liabilities recorded at the end of the year in the following year and it did not recognize any contract assets as of December 31, 2020 or December 31, 2019. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year, and the amounts are not material.

Contract receivables are recognized when the receipt of consideration is unconditional. Contract liabilities relate to consideration received from customers in advance of the Company satisfying performance obligations under the terms of the contracts, which will be earned in future periods. Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized upon the Company meeting the performance obligations. As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at December 31, 2020 and December 31, 2019 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at December 31, 2020 within the next year.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 11.     INCOME TAXES

    The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carry forwards	$22,376,000	$21,425,000
Accrued expenses	281,000	177,000
Stock option and warrant expenses	474,000	462,000
Accounts receivable	38,000	28,000
Deferred rent	—	(6,000)
Other	3,000	11,000
Total deferred tax assets	23,172,000	22,097,000
Valuation allowance	(22,950,000)	(21,661,000)
Net deferred tax assets	222,000	436,000

Deferred tax liabilities:
Fixed and tangible assets	(222,000)	(436,000)
Total deferred tax liabilities	(222,000)	(436,000)

Total deferred tax assets (liabilities)	$—	$—

    The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Federal income tax at statutory rates	(21.0)%	(21)%
Change in deferred tax asset valuation allowance	13.8%	21.5%
Deferred state taxes	(2.1)%	(4.9)%
Non-deductible expenses:
Change in value of acquisition liability	—%	0.4%
Goodwill impairment	9.0%	—%
ISO & Restricted stock compensation	(0.1)%	1.3%
Change in state & federal deferred rate	0.2%	2.4%
Other	0.2%	0.3%
Income taxes (benefit) at effective rates	—%	—%

The Company has incurred net losses for tax purposes every year since inception. At December 31, 2020, the Company had approximately $86,103,878 in net operating loss carryforwards for U.S. federal income tax purposes and $88,222,647 in net operating loss carryforwards for state income tax purposes, which in the aggregate expire in various amounts between the years of 2026 and 2040. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 as a result of the substantial issuances of common stock in 2012 through 2020. Certain of the Company's net operating losses acquired in connection with the Ebyline, ZenContent, and TapInfluence acquisitions also may be limited by IRC Section 382. The change in valuation allowance for the twelve months ended December 31, 2020 was an increase of $1,289,000, resulting primarily from net operating losses generated during the period. The change in valuation allowance for the twelve months ended December 31, 2019 was an increase of $1,912,000, resulting primarily from net operating losses generated during the period.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 12.     SUBSEQUENT EVENTS

On January 25, 2021, the Company entered into a new ATM Sales Agreement (the “2021 Sales Agreement”) with National Securities, pursuant to which the Company may offer and sell, from time to time, through National Securities, up to $35,000,000 shares of its common stock, by any method deemed to be an at-the-market offering.

From January 1, 2021 to March 26, 2021, the Company sold 8,691,391 shares at an average price of $3.95 per share for gross proceeds of $34,311,634 under the 2020 Sales Agreement and the 2021 Sales Agreement with National Securities. As of March 26, 2021, the Company has raised total gross proceeds of $62,766,730 pursuant to the 2020 Sales Agreement and 2021 Sales Agreement.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2020, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial and accounting officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Pursuant to the rules of the SEC, management's annual report on internal control over financial reporting is not subject to attestation by our independent registered public accounting firm and we are not required to provide an attestation report. Accordingly, BDO USA, LLP, has not issued an attestation report on our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

    The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	44	Founder, Chairman of the Board and Chief Executive Officer
Ryan S. Schram	40	President, Chief Operating Officer and Director
LeAnn C. Hitchcock	51	Interim Chief Financial Officer
Brian W. Brady	62	Director, Nominating Committee Chair
John H. Caron	63	Director
Lindsay A. Gardner	60	Director
Jill M. Golder	59	Director
Daniel R. Rua	52	Director, Compensation Committee Chair
Patrick J. Venetucci	52	Director, Audit Committee Chair

Executive Officers
Edward H. (Ted) Murphy, Founder, Chairman of the Board and Chief Executive Officer, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006 and Mr. Murphy has served as Chief Executive Officer and a director of IZEA since such time. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder and Chief Executive Officer, Mr. Murphy leads IZEA, both with his day-to-day operational leadership and with his strategic vision for IZEA and its products. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy brings to the Board extensive knowledge of the social sponsorship industry and a deep background in social media, mobile technology and e-commerce, as well as significant experience in financing technology growth companies.

Ryan S. Schram, President, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading the company’s operations, client development, corporate strategy, customer success, marketing communications, and talent acquisition/retention efforts and was named President in January 2021. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at the leading engagement marketing company, Hello World (previously ePrize). Earlier in his career, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive (now iHeartMedia). Mr. Schram holds a Bachelor of Arts degree in Management from the Eli Broad College of Business at Michigan State University. Mr. Schram joined our Board in October 2012 and brings substantial knowledge and working experience in marketing services and client development within rapidly evolving industries.

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

Lindsay A. Gardner, Director, joined our Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Until August 2020, Mr. Gardner served as Senior Vice President and Chief Content Officer of T-Mobile, the nation’s third-largest wireless company, where he spearheaded the company’s entry into video. Previously, he was the Chief Content Officer of Layer3TV, the first new cable operator to launch in the U.S. in a decade. Mr. Gardner joined Layer3TV in January 2015 and led its commercial launch and subsequent sale to T-Mobile. Prior to that, Mr. Gardener was a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $100 billion under management where, beginning in May 2010, he focused on global buyout opportunities in the media sector. From 2007 to 2010, Mr. Gardner was a partner of New York-based MediaTech Capital Partners. From 1999 until mid-2007, Mr. Gardner led distribution, sales and marketing for Fox Networks as President, Distribution. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board due to his significant experience in the media, technology and entertainment industries, as both an executive and a private equity investor.

Jill M. Golder, Director, rejoined our Board in February 2021 and was previously a member of IZEA’s Board of Directors from May 2015 to September 2019. Ms. Golder was most recently the Senior Vice President and Chief Financial Officer of Cracker Barrel Old Country Store, Inc., from April 2016 to December 2020. She was previously employed at Ruby Tuesday, Inc. from April 2013 to April 2016 where she served as Executive Vice President and Chief Financial Officer. Prior to joining Ruby Tuesday, Ms. Golder served as Chief Financial Officer for Cooper's Hawk Winery & Restaurants. Prior to her tenure at Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, holding progressively more responsible positions in finance including Senior Vice President of Finance for Olive Garden, Smokey Bones, Specialty Restaurant Group and Red Lobster. She serves on the Board of Directors and Audit Committee member of ABM Industries, Inc. She earned a Bachelor of Arts degree with a major in Economics at Kalamazoo College and a Masters degree in Business Administration from the University of Chicago Booth School of Business. Ms. Golder brings to our Board extensive knowledge of complex financial, accounting and operational issues highly relevant to our business.

Daniel R. Rua, Director, Compensation Committee Chairman, rejoined our Board in July 2012. Since November 2015, Mr. Rua has served as the Chief Executive Officer of Admiral, a private SaaS company that provides visitor relationship management and marketing automation for digital publishers. From September 2006 to May 2011, Mr. Rua served as the

Executive Chairman and an early investor in our predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund, since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley’s early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led Internet protocol development at IBM’s Networking Labs in the Research Triangle, from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo). Mr. Rua holds a Bachelor of Science degree in computer engineering from the University of Florida. He also earned a Juris Doctor from the University of North Carolina School of Law and a Masters in Business Administration from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua’s extensive knowledge of our products and services as a director and early investor in our predecessor, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies, position him well to serve on our Board.

Patrick J. Venetucci, Director, Audit Committee Chairman, joined our Board in December 2018. Since 2018, Mr. Venetucci has served as Chief Executive Officer of MERGE, a private equity-backed company that merges creative, technology and media solutions for clients in the health, financial services and consumer industries. From 2016 to 2018, Mr. Venetucci was the President of USA Operations and Integration for Dentsu Aegis Network, one of the largest holding companies in the advertising industry. In 2013, Mr. Venetucci founded the MobileAngelo Group, a technology investment and consulting firm where he initiated a global mobile roll-up capitalized by private equity and other ventures in technology that enable digital transformation, and served as its Chief Executive Officer until 2016. From 1990 to 2013, Mr. Venetucci worked for Leo Burnett Worldwide, a global advertising network, serving as its President of Global Operations from 2009 to 2013. In this capacity, he was responsible for growing large global accounts and leading global corporate functions such as corporate strategy, Mergers and Acquisitions, enterprise technology, internal audit, procurement, and production. Before this, Mr. Venetucci was Leo Burnett’s Global Head of Human Resources where he chaired the executive compensation committee. Earlier in his career at Leo Burnett, he spent over a decade developing fully-integrated marketing campaigns for several Fortune 500 clients, and worked at Leo Burnett Tokyo for three years, where he started the company’s first digital marketing service. Mr. Venetucci has served as an advisor to several innovative public and private technology companies, including Solstice Mobile, Signal, ParqEx, and Quiver, as well as to private equity firms. Mr. Venetucci has a Masters in Business Administration in Finance and in Marketing and Entrepreneurship from the University of Chicago and a Bachelor of Arts in Communications Studies from the University of Iowa. Mr. Venetucci’s extensive knowledge of the advertising industry as well as knowledge of financial and operational issues positions him well to serve on our Board.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons or nominees has been:

•the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
•found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file initial reports of ownership with respect to our equity securities and reports of changes in such ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of the reports that we received and written representations that no other reports were required, we believe that during the year ended December 31, 2020, all Section16(a) filings were made in a timely manner.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2020, the members of our Compensation Committee were Lindsay A. Gardner, Daniel R. Rua and Patrick J. Venetucci with Mr. Rua serving as the Chairman of the Compensation Committee. None of the directors who served on our Compensation Committee in 2020 served as one of our employees in 2020 or has ever served as one of our officers. During 2020, none of our executive officers served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on our Board of Directors or Compensation Committee.

Board Committees

Our Board has three active standing committees to assist it with its responsibilities. Below, we describe the three committees, the charters of which are available on our website at https://izea.com. Neither our website nor its contents are incorporated into this Annual Report.
Audit Committee. The Audit Committee’s duties are to recommend to the Board the engagement of independent auditors to audit our financial statements and to review our accounting policies and financial statements. The Audit Committee is responsible for reviewing the scope and fees for the annual audit and the results of audit examinations performed by our independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

     The Audit Committee is comprised of three non-employee directors: John H. Caron, Daniel R. Rua, and Patrick J. Venetucci. Mr. Venetucci serves as the audit committee chairperson and is designated as the “audit committee financial expert” based on his experience as an executive officer of multiple international companies, service on a compensation committee and graduate degree in finance. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. The Audit Committee met telephonically six times during the year ended December 31, 2020.

Compensation Committee. The Compensation Committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers. The Compensation Committee is also charged with reviewing and administering our equity incentive compensation plans, and recommending and approving grants of stock options or other awards under that plan.

    The Compensation Committee is comprised of three non-employee directors, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci. The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. Mr. Rua serves as the chairman of the Compensation Committee. The Compensation Committee met five times telephonically during the year ended December 31, 2020, in addition to performing multiple actions through written consents.

Nominations and Corporate Governance Committee. The purpose of the Nominations and Corporate Governance Committee is to select, or recommend for our entire Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board. The Nominations and Corporate Governance Committee’s duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of all of our non-employee directors: Brian W. Brady, John H. Caron, Lindsay A. Gardner, Jill M. Golder, Daniel R. Rua, and Patrick J. Venetucci. Mr. Brady serves as the chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee met one time during the year ended December 31, 2020 to amend its committee charter and took action by written consent on one occasion.

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

Board Leadership Structure

Mr. Murphy has been our Chairman of the Board and Chief Executive Officer since 2006 when he founded IZEA. We believe that having one person, particularly Mr. Murphy with his deep industry and executive management experience, his extensive knowledge of the operations of IZEA and his own history of innovation and strategic thinking, serving as both Chairman and Chief Executive Officer is the best leadership structure for IZEA because it demonstrates to employees, customers and stockholders that we are under strong leadership. Mr. Schram has been our Chief Operating Officer since 2011 and was named President in January 2021. This continuity and small base of individuals setting the tone and having primary responsibility for managing our operations provides unity of leadership and promotes strategy development and execution, timely decision-making and effective management of company resources. We believe that we have been well-served by this structure.
Six of our eight directors are independent within the meaning of SEC and Nasdaq rules. In addition, all of the directors on each of the Audit Committee, Compensation Committee, and Nominations and Corporate Governance Committee are independent and each of these committees is led by an independent committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. Mr. Brady serves as the lead independent director of the board of directors and, as required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of the independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes. Our independent directors bring experience, oversight, and expertise from outside the company and industry, while Messrs. Murphy and Schram bring company-specific experience and expertise.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as our principal executive officer (“PEO”) during the year ended December 31, 2020; (ii) the two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2020; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that such individuals were not serving as executive officers as of December 31, 2020 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compen-sation (3)	Total
Edward H. (Ted) Murphy(4)	2020	$269,424	$—	$61,790	$227,010	$66,572	$814	$625,610
Chief Executive Officer	2019	$243,547	$—	$195,597	$183,299	$118,604	$814	$741,861
Ryan S. Schram (5)	2020	$259,075	$—	$65,721	$2,161	$170,392	$305	$497,654
Chief Operating Officer	2019	$259,784	$—	$6,124	$8,758	$128,415	$305	$403,386
LeAnn C. Hitchcock (6)	2020	$267,639	$—	$—	$—	$—	$—	$267,639
Interim Chief Financial Officer	2019	$70,624	$—	$—	$—	$—	$—	$70,624
_______________
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
(2)     Bonus amounts paid in 2020 and 2019 consisted of incentive compensation payable pursuant to each individual’s employment agreement are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(3)     Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.
(4)    For the year ended December 31, 2019, Mr. Murphy was awarded cash bonuses totaling $118,604, restricted stock units valued at $159,170, restricted stock valued at $36,427, and stock options with a fair value of $183,299 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. For the year ended December 31, 2020, Mr. Murphy was awarded cash bonuses totaling $66,572, restricted stock units valued at $61,790, and stock options with a fair value of $227,010 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Murphy's total compensation plan.
(5)    For the year ended December 31, 2019, Mr. Schram was awarded cash bonuses totaling $128,415, restricted stock valued at $6,124, and stock options with a fair value of $8,758 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. For the year ended December 31, 2020, Mr. Schram was awarded cash bonuses totaling $170,392, restricted stock units valued at $65,721, and stock options with a fair value of $2,161 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Schram's total compensation plan.
(6)    Ms. Hitchcock was appointed as our Interim Chief Financial Officer effective December 9, 2019.

Outstanding Equity Awards at Fiscal Year End

    Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2020 pursuant to our equity incentive plans:

Option Awards

Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price (1)	Option Expiration Date
Edward H. (Ted) Murphy	25,000	—		$5.00	3/1/2023
Chief Executive Officer	9,384	—		$5.00	3/1/2023
	219,949	—		$5.00	8/15/2023
	40,000	—		$5.20	12/26/2024
	7,300	—		$7.80	4/1/2025
	3,108	—		$8.40	7/1/2025
	3,307	—		$8.00	10/1/2025
	37,388	—		$7.80	11/30/2025
	8,297	—		$6.91	3/30/2026
	5,539	—		$5.75	5/16/2026
	8,058	—		$7.22	8/16/2026
	6,299	—		$4.72	11/17/2026
	40,000	—		$4.75	11/30/2026
	13,359	890	(4)	$4.20	3/31/2027
	10,649	1,238	(4)	$2.75	5/12/2027
	586	27,527	(2)	$1.95	8/14/2027
	30,833	9,167	(3)	$4.65	11/30/2027
	8,150	4,470	(2)	$1.34	6/5/2028
	10,954	7,825	(2)	$1.10	8/16/2028
	4,480	4,121	(2)	$1.46	11/16/2028
	20,833	19,167	(3)	$1.33	11/30/2028
	87,500	112,500	(3)	$1.06	4/23/2029
	16,225	14,518	(5)	$0.65	5/14/2029
	25,517	31,897	(5)	$0.42	8/14/2029
	70,834	129,166	(3)	$0.31	8/27/2029
	50,000	150,000	(5)	$0.17	4/1/2030
	19,479	167,521	(3)	$1.26	8/27/2030

Ryan S. Schram	5,000	—		$5.00	3/1/2023
Chief Operating Officer	3,750	—		$5.00	3/1/2023
	6,667	—		$5.60	1/1/2025
	1,217	—		$7.80	4/1/2025
	511	—		$8.40	7/1/2025
	560	—		$8.00	10/1/2025
	6,355	—		$7.60	1/1/2026
	1,383	—		$6.91	3/30/2026
	923	—		$5.75	5/16/2026
	1,343	—		$7.22	8/16/2026
	1,050	—		$4.72	11/17/2026
	6,667	—	(3)	$4.51	1/1/2027
	2,227	148	(2)	$4.20	3/31/2027
	2,211	201	(2)	$2.75	5/12/2027
	89	4,166	(2)	$1.95	8/14/2027
	5,000	1,667	(3)	$4.52	1/1/2028
	1,810	992	(2)	$1.34	6/5/2028
	1,891	1,350	(2)	$1.10	8/16/2028
	325	299	(2)	$1.46	11/16/2028
	3,334	3,333	(3)	$0.98	1/1/2029
	2,576	3,933	(2)	$0.65	5/14/2029
	3,190	6,379	(2)	$0.42	8/14/2029
	1,667	5,000	(3)	$0.24	1/1/2030
	1,250	5,417	(2)	$0.17	4/1/2030

LeAnn C. Hitchcock	125	—	$5.00	3/1/2023
Interim Chief Financial Officer		—

(1)Unless otherwise indicated, the option exercise price represents the closing price of our common stock on the date of grant or the closing price of our common stock on the last trading day prior to the grant date if the grant date falls on a non-trading day. Each of these grants has a ten-year term, indicating that the grant date was 10 years prior to the indicated Option Expiration Date.
(2)Represents the unvested portion of annual or quarterly bonus awards granted in accordance with the officer’s employment agreement based on achievement of certain key performance indicators set at the beginning of each year, vesting in equal monthly installments over four years subsequent to the grant date.
(3)Represents the unvested portion of annual stock options granted pursuant to an employment agreement and vesting in equal monthly installments over four years subsequent to the grant date.
(4)As a result of quarterly and annual bonus awards granted in accordance with the officer’s employment agreement based on achievement of certain key performance indicators set at the beginning of each year, Mr. Murphy received incentive stock options on March 31, 2017 and May 12, 2017, totaling 26,136 shares. These options were subject to the approval of an increase in shares in our Equity Incentive Plan, which was approved on June 21, 2017. These options vested as to 1,139 shares on June 30, 2017. The remainder of the incentive stock options granted on March 31, 2017 vest over 45 equal monthly installments of approximately 297 shares thereafter, and the remainder of the incentive stock options granted on May 12, 2017 vest over 27 equal monthly installments of approximately 248 shares thereafter.
(5)Represents the unvested portion of annual or quarterly bonus awards granted in accordance with the officer’s employment agreement based on achievement of certain key performance indicators set at the beginning of each year, vesting in equal monthly installments over three years subsequent to the grant date.

Listed below is information with respect to unvested shares of restricted stock or restricted stock units held by each Named Executive Officer as of December 31, 2020 pursuant to our equity incentive plans:

		Stock Awards
Name		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward H. (Ted) Murphy	(1)	469	$854
Chief Executive Officer	(1)	1,729	$3,147
	(1)	7,209	$13,120
	(2)	58,327	$106,155
	(2)	166,827	$303,625
	(2)	49,140	$89,435
	(2)	11,592	$21,097
	(2)	13,826	$25,163
	(2)	25,228	$45,915

Ryan S. Schram	(3)	110	$200
Chief Operating Officer	(3)	288	$524
	(3)	1,290	$2,348
	(3)	2,571	$4,679
	(4)	63,756	$116,036
	(4)	100,000	$182,000
	(4)	25,389	$46,208
	(4)	2,800	$5,096
	(4)	2,451	$4,461
	(4)	4,278	$7,786

LeAnn C. Hitchcock		—	$—
Interim Chief Financial Officer

(1)We issued 2,812 shares and 7,543 shares of restricted stock to Mr. Murphy for his second and third quarter 2017 performance bonus on August 14, 2017 and November 9, 2017, respectively. The stock was initially valued at $36,411 and vests in equal monthly installments over 48 months after issuance. On May 3, 2018, we issued 21,628 shares of restricted stock for Mr. Murphy’s 2017 annual performance bonus. The stock was initially valued at $46,715 and vests in equal monthly installments over 48 months after issuance. As of December 31, 2020, 9,407 issued shares of restricted stock are unvested with a total market value of $17,121 based on the closing stock price of $1.82 on December 31, 2020.
(2)All restricted stock units convert to an equal number common stock shares upon vesting. On May 17, 2019, we issued 131,235 restricted stock units for Mr. Murphy’s 2019 stock bonus award under his employment agreement. The stock was initially valued at $76,510 and vests in equal monthly installments over 36 months after issuance. On August 29, 2019, we issued 258,312 restricted stock units for Mr. Murphy’s annual stock bonus award under his employment agreement. The stock was initially valued at $82,660 and vests in equal monthly installments over 48 months after issuance. On April 3, 2020, May 31, 2020, August 31, 2020 and November 30, 2020, we issued 65,531, 14918, 16,072 and 26,707 restricted stock units, respectively, for Mr. Murphy’s 2019 annual stock bonus award and his 2020 quarterly stock bonus awards under his employment agreement. The stock was initially valued at $10,138, $9,097, $18,161 and $24,394 and vests in equal monthly installments over 36 months after issuance. As of December 31, 2020, 324,940 restricted stock units are unvested with a total market value of $591,391 based on the closing stock price of $1.82 on December 31, 2020.
(3)We issued 662 shares and 1,257 shares of restricted stock on August 14, 2017 and November 9, 2017, respectively, to Mr. Schram for his second and third quarter 2017 performance bonus. The stock was initially valued at $6,446 and vests in equal monthly installments over 48 months after issuance. On May 3, 2018, we issued 3,870 shares of restricted stock for Mr. Schram’s 2017 annual performance bonus. The stock was initially valued at $8,360 and vests in equal monthly installments over 48 months after issuance. On March 28, 2019, we issued 4,570 shares of restricted stock for Mr. Schram’s 2018 annual performance bonus. The stock was initially valued at $6,124 and vests in equal monthly installments over 48 months after issuance. As of December 31, 2020, 4,259 issued shares of restricted stock are unvested with a total market value of $7,751 based on the closing stock price of $1.82 on December 31, 2020.
(4)All restricted stock units convert to an equal number common stock shares upon vesting. On January 3, 2020, we issued 100,000 restricted stock units as a one-time bonus award to Mr. Schram. The stock was initially valued at $27,930 and has a cliff vesting one year from issuance. On January 3, 2020, we issued 84,994 restricted stock units for Mr. Schram’s annual stock bonus award under his employment agreement. The stock was initially valued at $23,739 and vests in equal monthly installments over 48 months after issuance. On April 3, 2020, May 31, 2020, August 31, 2020 and November 30, 2020, we issued 31,271, 3,347, 2,730 and 4,476 restricted stock units, respectively, for Mr. Schram’s 2019 annual stock bonus award and his 2020 quarterly stock bonus awards under his employment agreement. The stock was initially valued at $4,838, $2,041, $3,085 and $4,088 and vests in equal monthly installments over 48 months after issuance. As of December 31, 2020, 198,674 restricted stock units are unvested with a total market value of $361,587 based on the closing stock price of $1.82 on December 31, 2020.
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

LeAnn C. Hitchcock. Ms. Hitchcock joined us in September 2011 as a financial consultant and was appointed as our Chief Financial Officer in August 2014 until she resigned on August 15, 2018. Ms. Hitchcock was re-appointed as our Interim Chief Financial Officer effective December 9, 2019. We paid Ms. Hitchcock an aggregate of $267,639 and $70,624 for her consulting services for the years ended December 31, 2020 and 2019, respectively.

Ryan S. Schram. On January 25, 2015, we entered into an amended and restated executive employment agreement, effective January 1, 2015, with Ryan S. Schram to serve as our Chief Operating Officer through December 31, 2017. The agreement auto-renewed for successive one-year periods if no termination notice is provided. Per the agreement, Mr. Schram received an annual base salary of $240,000 with an annual increase of no less than 2% on April 1st of each year beginning on April 1, 2015. Additionally, on January 1st each year, Mr. Schram received annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock could not exceed 6,667 shares. In the event the fair market value of the stock option grant was less than $25,000 as limited by the 6,667 share cap, Mr. Schram would be entitled to receive either 50% of the difference in fair market value in cash or 100% of the difference in fair market value in restricted stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Mr. Schram was also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on our gross revenue. If Mr. Schram was terminated for any reason other than death, disability or cause, or if he resigned for good reason (as those terms are defined in his employment agreement), Mr. Schram would be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram failed to retain his responsibilities, would be deemed to constitute good reason under his employment agreement. Effective January 1, 2021, the Company entered into a new employment agreement with Mr. Schram.

Equity Incentive Plans

In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc., which was amended and restated in 2020 (the “May 2011 Plan”). The May 2011 Plan allows us to award restricted stock, restricted stock units and stock options, covering up to 7,500,000 shares of common stock as incentive compensation for our employees and consultants. On August 22, 2011, the Board adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of December 31, 2020, an aggregate of 1,003,917 shares of common stock have been issued in respect of exercised and vested awards under the May 2011 Plan and the August 2011 Plan.

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

Our 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 500,000 shares of our common stock. Any employee regularly employed by us for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six-month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by our Board. As of December 31, 2020, 104,387 shares have been issued under the ESPP.

The following table sets forth information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	2,683,155	$2.56	4,212,916
Equity compensation plans not approved by security holders	—	—	—
Total	2,683,155	$2.56	4,212,916
_______________
(1)     As of December 31, 2020, we had 3,812,928 shares of common stock available for future issuance under our May 2011 Equity Incentive Plan, 4,375 shares of common stock available for future issuance under our August 2011 Equity Incentive Plan and 395,613 shares of common stock available for future issuance under our 2014 Employee Stock Purchase Plan.

As of March 26, 2021, we had 59,129,390 shares of common stock issued, which includes 37,620 shares of unvested restricted stock, outstanding stock options to purchase 1,742,303 shares of our common stock at an average exercise price of $2.55 per share and unvested restricted stock units of 569,934 shares with an intrinsic value of $2,308,233.

Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director of IZEA during the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Brian W. Brady (1)	$24,950	$25,000	$—	$49,950
John H. Caron (2)	$28,950	$25,000	$—	$53,950
Lindsay A. Gardner (3)	$24,950	$25,000	$—	$49,950
Daniel R. Rua (5)	$28,950	$25,000	$—	$53,950
Patrick J. Venetucci (6)	$28,950	$25,000	$—	$53,950
_______________
(1)In 2020, Mr. Brady received 78,125 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2020. Mr. Brady also received cash compensation of $24,950 in accordance with the non-employee director compensation program effected in March 2013.
(2)In 2020, Mr. Caron received 78,125 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2020. Mr. Caron also received cash compensation of $28,950 in accordance with the non-employee director compensation program effected in March 2013.
(3)In 2020, Mr. Gardner received 78,125 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2020. Mr. Gardner also received cash compensation of $24,950 in accordance with the non-employee director compensation program effected in March 2013.
(4)In 2020, Mr. Rua received 78,125 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2020. Mr. Rua also received cash compensation of $28,950 in accordance with the non-employee director compensation program effected in March 2013.
(5)In 2020, Mr. Venetucci received 78,125 shares of restricted stock originally valued at $25,000 upon issuance. The value of these shares was expensed as the shares vested in equal monthly installments from January through December 2020. Mr. Rua also received cash compensation of $28,950 in accordance with the non-employee director compensation program effected in March 2013.
_________________

Effective March 1, 2013, the Board implemented a compensation program that entitles each serving non-employee director to receive the following compensation:
•An annual board retainer fee of $25,000 to be paid in restricted stock each calendar year earned equally over the year of service.
•A cash retainer fee of $20,000 per year, payable in cash or restricted stock.
•Reimbursement of actual and necessary travel and related expenses in connection with attending in-person Board meetings.
•A $1,000 per meeting fee for all meetings of the Board, subject to a $6,000 annual cap.
•A $1,000 per Audit Committee meeting fee, subject to a $4,000 annual cap.

    Directors who are also employees of the Company are not paid for their service as directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table presents information with respect to the beneficial ownership of our common stock as of March 26, 2021 by:
•each person or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock (“5% holders”);
•each of our directors and named executive officers; and,
•all of our directors and executive officers as a group.

The number of shares of our common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 26, 2021, or by May 25, 2021, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. We are not aware of any 5% holders of our common stock as of March 26, 2021.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them and the address of each person named in the following table is c/o IZEA Worldwide, Inc., 501 N. Orlando Avenue, Suite 313, PMB 247 Winter Park, Florida 32789.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	1,457,809	2.4%
Ryan S. Schram (3)	200,063	*
LeAnn C. Hitchcock (4)	12,557	*
Brian W. Brady (5)	1,532,807	2.6%
John H. Caron (6)	141,286	*
Lindsay A. Gardner (7)	201,877	*
Jill M. Golder (8)	20,143	*
Daniel R. Rua (9)	136,953	*
Patrick J. Venetucci (10)	103,137	*
All executive officers and directors as a group (9 persons) (11)	3,806,632	6.3%
_______________
* Less than 1 percent.
(1)Applicable percentage of ownership for each holder is based on 59,129,390 shares outstanding as of March 26, 2021.
(2)Includes 526,868 outstanding shares of common stock, exercisable stock options to purchase 889,376 shares of common stock, and 41,565 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(3)Includes 127,079 outstanding shares of common stock, exercisable stock options to purchase 67,700 shares of common stock, and 5,284 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(4)Includes 12,432 outstanding shares of common stock and exercisable stock options to purchase 125 shares of common stock under the 2011 Plan.
(5)Includes 1,522,300 outstanding shares of common stock and stock options exercisable for 10,507 shares of common stock under the 2011 Plan.
(6)Includes 138,786 outstanding shares of common stock and stock options exercisable for 2,500 shares of common stock under the 2011 Plan.
(7)Includes 200,723 outstanding shares of common stock, stock options exercisable for 1,154 shares of common stock under the 2011 Plan.
(8)Includes 20,143 outstanding shares of common stock.
(9)Includes 127,363 outstanding shares of common stock and stock options exercisable for 9,590 shares of common stock under the 2011 Plan.
(10)Includes 98,137 outstanding shares of common stock and stock options exercisable for 5,000 shares of common stock under the 2011 Plan.
(11)For all executive officers and directors as a group, this amount includes 2,773,831 outstanding shares of common stock, exercisable stock options to purchase 985,952 shares of common stock and 46,849 restricted stock units expected to vest within 60 days of March 26, 2021 under the 2011 Plan as further detailed in footnotes (2) through (10) above.

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

Certain Transactions

On May 10, 2019, the Company completed an underwritten registered public offering of 14,285,714 shares of common stock at a public offering price of $0.70 per share, for total gross proceeds of approximately $10 million. The net proceeds to the Company were approximately $9.2 million. Mr. Edward Murphy, the Company’s Chief Executive Officer and a Company director, and Mr. Troy J. Vanke, the Company’s former Chief Financial Officer, participated in the public offering and purchased 21,428 and 42,857 shares of common stock, respectively.

Other than as described above, there have been no transactions since January 1, 2019 or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members had or will have a direct or indirect material interest.

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

Each new engagement of BDO USA, LLP (“BDO”), an independent registered public accounting firm, has been approved in advance by the Board, and none of those engagements made use of the de minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

The following table presents the aggregate fees billed, by type of fee, in relation to services provided to us by BDO:

	Twelve Months Ended December 31,
	2020	2019
Audit Fees (1)	$294,803	$255,589
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	28,534
All Other Fees (4)	—	—
Total	$294,803	$284,123
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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).
(2)Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).
(3)Exhibits

Exhibit No.	Description
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

3.11	*	Articles of Merger of IZEA Worldwide, Inc. filed with the Secretary of State of the State of Nevada effective December 14, 2020.
4.1
Description of Common Stock of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

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

10.3	(a)	2011 Equity Incentive Plan, As Amended and Restated December 18, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2020).
10.4	(a)
2014 Employee Stock Purchase Plan, As Amended and Restated December 18, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018).

10.5	(a)	Director compensation plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020).
10.6	(a)
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

10.8	(a)
Amended and Restated Executive Employment Agreement between IZEA, Inc. and Ryan Schram dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).

10.9
Business Financing Modification Agreement and Consent, dated as of August 30, 2018, by and among IZEA Worldwide, Inc., Ebyline, Inc., TapInfluence, Inc. and Western Alliance Bank (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

10.10
Note, dated as of April 23, 2020, issued by IZEA Worldwide, Inc. to Western Alliance Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2020).

10.11	(a)
Employment Agreement between IZEA, Inc. and Peter Biere effective April 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2021).

21.1	*	List of Subsidiaries of IZEA Worldwide, Inc.
23.1	*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)	The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to the Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

March 30, 2021	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

March 30, 2021	By:	/s/ LeAnn C. Hitchcock
LeAnn C. Hitchcock Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 30, 2021
Edward H. Murphy
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ LeAnn C. Hitchcock	March 30, 2021
LeAnn C. Hitchcock
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	March 30, 2021
Ryan S. Schram
President, Chief Operating Officer and Director
/s/ Brian W. Brady	March 30, 2021
Brian W. Brady
Director
/s/ John H. Caron	March 30, 2021
John H. Caron
Director
/s/ Lindsay A. Gardner	March 30, 2021
Lindsay A. Gardner
Director
/s/ Jill M. Golder	March 30, 2021
Jill M. Golder
Director
/s/ Daniel R. Rua	March 30, 2021
Daniel R. Rua
Director
/s/ Patrick J. Venetucci	March 30, 2021
Patrick J. Venetucci
Director