Form 10-Q
period 2021-03-31
IZEA Worldwide, Inc.
filed 2021-05-13
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

 As of May 10, 2021, there were 61,726,599 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2021

i

PART I

ITEM 1 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$65,465,588	$33,045,225
Accounts receivable, net	4,071,940	5,207,205
Prepaid expenses	380,407	199,294
Other current assets	48,340	74,467
Total current assets	69,966,275	38,526,191

Property and equipment, net	219,563	230,918
Goodwill	4,016,722	4,016,722
Intangible assets, net	288,889	505,556
Software development costs, net	1,356,308	1,472,684
Total assets	$75,847,757	$44,752,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,675,520	$1,880,144
Accrued expenses	1,680,722	1,924,973
Contract liabilities	7,222,120	7,180,264
Current portion of notes payable	1,797,976	1,477,139
Total current liabilities	12,376,338	12,462,520

Finance obligation, less current portion	34,292	43,808
Notes payable, less current portion	138,900	459,383
Total liabilities	12,549,530	12,965,711

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 59,123,449 and 50,050,167, respectively, issued and outstanding	5,912	5,005
Additional paid-in capital	135,919,529	102,416,131
Accumulated deficit	(72,627,214)	(70,634,776)
Total stockholders’ equity	63,298,227	31,786,360
Total liabilities and stockholders’ equity	$75,847,757	$44,752,071

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2021	2020
Revenue	$5,375,632	$4,763,668

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,404,752	2,140,517
Sales and marketing	2,078,323	1,523,143
General and administrative	2,535,147	2,417,838
Impairment of goodwill	—	4,300,000
Depreciation and amortization	365,529	501,269
Total costs and expenses	7,383,751	10,882,767

Loss from operations	(2,008,119)	(6,119,099)

Other income (expense):
Interest expense	(13,793)	(6,618)
Other income (expense), net	29,474	(37,744)
Total other income (expense), net	15,681	(44,362)

Net loss	$(1,992,438)	$(6,163,461)

Weighted average common shares outstanding – basic and diluted	56,334,219	34,681,198
Basic and diluted loss per common share	$(0.04)	$(0.18)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2020 and 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(60,384,769)	$13,718,023
Sale of securities	—	—	—	—	—
Stock purchase plan issuances	—	—	—	—	—
Stock issued for payment of services	97,655	10	31,240	—	31,250
Stock issuance costs	—	—	(2,326)	—	(2,326)
Stock-based compensation	41,224	3	129,568	—	129,571
Net loss	—	—	—	(6,163,461)	(6,163,461)
Balance, March 31, 2020	34,773,051	$3,477	$74,257,810	$(66,548,230)	$7,713,057

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,634,776)	$31,786,360
Sale of securities	8,701,691	870	34,357,142	—	34,358,012
Stock purchase plan & option exercise issuances	1,510	—	2,144	—	2,144
Stock issued for payment of services	7,176	1	34,695	—	34,696
Stock issuance costs	—	—	(746,957)	—	(746,957)
Stock-based compensation	526,903	52	197,934	—	197,986
Shares withheld to cover statutory taxes	(163,998)	(16)	(341,560)	—	(341,576)
Net loss	—	—	—	(1,992,438)	(1,992,438)
Balance, March 31, 2021	59,123,449	$5,912	$135,919,529	$(72,627,214)	$63,298,227

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,992,438)	$(6,163,461)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	32,486	35,629
Amortization of software development costs and other intangible assets	333,043	465,640
Impairment of goodwill	—	4,300,000
Gain on disposal of equipment	(7,914)	—
Provision for losses on accounts receivable	—	33,305
Stock-based compensation	197,986	129,571
Fair value of stock issued for payment of services	34,696	31,250
Changes in operating assets and liabilities:
Accounts receivable	1,135,265	1,585,843
Prepaid expenses and other current assets	(154,986)	(15,135)
Security deposits	—	619
Accounts payable	(204,624)	(1,121,745)
Accrued expenses	(245,077)	215,375
Contract liabilities	41,856	(869,287)
Right-of-use asset and lease liability, net	—	24,024
Net cash used for operating activities	(829,707)	(1,348,372)
Cash flows from investing activities:
Purchase of equipment	(22,109)	—
Proceeds from sale of equipment	8,892	—
Software development costs	—	(51,004)
Net cash used for investing activities	(13,217)	(51,004)
Cash flows from financing activities:
Proceeds from sale of securities	34,358,012	—
Stock issuance costs	(746,957)	(2,326)
Proceeds from stock purchase plan and option exercise issuances	2,144	—
Payments on shares withheld for statutory taxes	(341,576)	—
Net proceeds from line of credit	—	1,162,924
Payments on finance obligation	(8,336)	(11,410)
Net cash provided by financing activities	33,263,287	1,149,188

Net increase (decrease) in cash and cash equivalents	32,420,363	(250,188)
Cash and cash equivalents, beginning of period	33,045,225	5,884,629
Cash and cash equivalents, end of period	$65,465,588	$5,634,441

Supplemental cash flow information:
Interest paid	$4,792	$1,368
Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$—	$43,003
Fair value of common stock issued for future services	$147,329	$125,000

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). ZenContent, Ebyline, and TapInfluence were merged into IZEA and the legal entities were dissolved in December 2017, December 2019 and December 2020, respectively.

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

Basis of Presentation
The accompanying consolidated balance sheet as of March 31, 2021, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the consolidated statements of stockholders' equity for the three months ended March 31, 2021 and 2020, and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2021.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets, intangible assets, and goodwill. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will impact its financial results or liquidity. However, in consideration of the effect of COVID-19 on the assumptions and estimates used in the preparation of the financial statements, the Company identified the goodwill impairment disclosed in Note 3 as a material adverse effect on its results of operations and financial position in the first quarter of fiscal 2020 that was caused by COVID-19’s effect on economic conditions and its business operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits in our banks are insured by the FDIC up to a maximum amount of $250,000. Deposit balances exceeding this limit were approximately $62.7 million and $31.4 million as of March 31, 2021 and December 31, 2020, respectively.

Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, unbilled receivables, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represent amounts owed for work that has been performed, but not yet billed. The Company had trade receivables of $4,019,050 and unbilled receivables of $52,890 at March 31, 2021. The Company had trade receivables of $5,148,213 and unbilled receivables of $58,992 at December 31, 2020. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company had a reserve for doubtful accounts of $155,000 as of March 31, 2021 and December 31, 2020. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, the individual customers or the Company. Any adjustments to this account are reflected in the consolidated statements of operations and comprehensive loss as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the three months ended March 31, 2021 and 2020.

Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s addition of SaaS customers, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had no customer that accounted for more than 10% of total accounts receivable at March 31, 2021 and December 31, 2020. The Company had no customer that accounted for more than 10% of its revenue during the three months ended March 31, 2021 and 2020.

IZEA Worldwide, Inc.
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

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense in the consolidated statements of operations and comprehensive loss. There were no impairment charges associated with the Company’s long-lived tangible assets during the three months ended March 31, 2021 and 2020.

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

The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of March 31, 2021.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 3 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. There were no impairment charges associated with the Company’s acquired intangible assets during the three months ended March 31, 2021 and 2020.

Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements ("CCAs"). Software development, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the fair value in its consolidated statements of operations and comprehensive loss. See Note 4 for further details.

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

Revenue Recognition
The Company generates revenue from four primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's IZEAx and Shake platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of the Company's platforms (“Other Fees”).

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

Marketplace Spend Fees Revenue
For Marketplace Spend Fees Revenue, the self-service customers instruct creators found through the Company’s IZEAx and Shake platforms to provide and/or distribute custom content for an agreed upon transaction price. The Company’s platforms control the contracting, description of services, acceptance of and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or verified as posted by the system. Based on the Company’s evaluations, this revenue is reported on a net basis since the Company is acting as an agent through its platform for the third-party creator to provide the services or content directly to the self-service customer or to post approved content through one or more social media platforms.

License Fees Revenue
License Fees Revenue is generated through the granting of limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx, BrandGraph, and until February 2020, the TapInfluence technology platforms for an agreed-upon subscription period. Customers may also separately subscribe to the IZEAx Discovery service within the IZEAx platform. Customers license the platforms to manage their own influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended March 31, 2021 and 2020 were approximately $442,000 and $168,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

Income Taxes
The Company has not recorded federal income tax expense due to its history of net operating losses. Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs minimal state franchise tax in four states, which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2017 through 2020.

In March 2020, the CARES Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company is currently seeking forgiveness of the full amount of its PPP loan which, if approved, would result in non-taxable income on the forgiveness of debt.

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

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended and restated, the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 8) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options, because it does not believe historical exercise data will provide a reasonable basis

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2021 and 2020:

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2021	March 31, 2020
Expected term	6 years	6 years
Weighted average volatility	117.97%	101.92%
Weighted average risk-free interest rate	0.70%	1.71%
Expected dividends	—	—
Weighted average expected forfeiture rate	19.64%	15.32%

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Income Taxes: In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021 with no material impact on its current reporting in the Company’s consolidated financial statements.

Investments - Equity Securities: In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, 323 and Topic 815 (“ASU 2020-01”) to clarify the scope and interaction between these standards for equity securities, equity method and certain derivatives. The Company adopted ASU No. 2020-01 on January 1, 2021 with no material impact on its current reporting in the Company’s consolidated financial statements.

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of March 31,

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

2021, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.

Codification Improvements: In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs ("ASU 2020-08"), and ASU No. 2020-10, Codification Improvements ("ASU 2020-10"). ASU 2020-08 and ASU 2020-10 provide changes to clarify or improve existing guidance. The Company adopted ASU No. 2020-08 on January 1, 2021 with no material impact on its current reporting in the Company’s consolidated financial statements.

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

Convertible Instruments: In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact that ASU 2020-06 will have on its consolidated financial statements and disclosures.

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$221,733	$221,733
Office equipment	67,833	67,833
Computer equipment	512,558	513,344
Total	802,124	802,910
Less accumulated depreciation and amortization	(582,561)	(571,992)
Property and equipment, net	$219,563	$230,918

Depreciation and amortization expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $32,486 and $35,629 for the three months ended March 31, 2021 and 2020, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	March 31, 2021		December 31, 2020
	Intangible Asset Gross Value	Accumulated Amortization	Intangible Asset Gross Value	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,521,111	2,810,000	2,304,444	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Total	$6,211,469	$5,922,580	$6,211,469	$5,705,913

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	March 31, 2021	December 31, 2020
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Total	$6,211,469	$6,211,469
Less accumulated amortization	(5,922,580)	(5,705,913)
Intangible assets, net	$288,889	$505,556

The Company is amortizing the identifiable intangible assets over a remaining weighted-average period of 4 months. There were no impairment charges associated with the Company’s identifiable intangible assets in the three months ended March 31, 2021 and 2020.

Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $216,667 and $364,990 for the three months ended March 31, 2021 and 2020, respectively.

The portion of this amortization expense specifically related to the costs of acquired technology that is excluded from cost of revenue and recorded in depreciation and amortization was $0 and $136,500 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Intangible Asset Amortization Expense
Remainder of 2021	$288,889
Total	$288,889

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2019	$8,316,722
Acquisitions, impairments, or other changes during 2020	(4,300,000)
Balance on December 31, 2020	4,016,722
Acquisitions, impairments, or other changes during 2021	—
Balance on December 31, 2021	$4,016,722

In March 2020, the Company identified triggering events due to the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. The Company performed an interim assessment of goodwill, using the discounted cash flow method under the income approach and the guideline transaction method under the market approach, and determined that the carrying value of our Company’s reporting unit as of March 31, 2020 exceeded the fair value. As a result of the valuation, the Company recorded a $4.3 million impairment of goodwill, which is reflected as an expense under impairment of goodwill in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020. The Company did not identify any triggering events during the three months ended March 31, 2021.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	March 31, 2021	December 31, 2020
Software development costs	$3,036,810	$3,036,810
Less accumulated amortization	(1,680,502)	(1,564,126)
Software development costs, net	$1,356,308	$1,472,684

The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx and developed additional platforms in 2020, BrandGraph and Shake, to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $0 and $51,004 during the three months ended March 31, 2021 and 2020, respectively. As a result, the Company has capitalized a total of $3,036,810 in direct materials, consulting, payroll and benefit costs to its internal use software development costs in the consolidated balance sheet as of March 31, 2021.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service. Amortization expense on software development costs that is excluded from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive loss was $116,376 and $100,650 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2021	$332,849
2022	$400,474
2023	$359,685
2024	$177,764
2025	$78,920
Thereafter	$6,616
Total	$1,356,308

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Accrued payroll liabilities	$1,320,452	$1,504,113
Accrued taxes	131,593	286,455
Current portion of finance obligation	31,312	30,487
Accrued other	197,365	103,918
Total accrued expenses	$1,680,722	$1,924,973

NOTE 6.    NOTES PAYABLE

Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($31,776 USD as of March 31, 2021), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023 with monthly interest payments commencing on January 31, 2023 until the CEBA Loan is paid in full on or before the end of the Extended Term.

Paycheck Protection Program (“PPP”) Loan

On April 23, 2020, the Company received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), evidenced by a promissory note issued by the Company (the “Note”) to the Lender.

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

The total balance owed was $1,905,100 as of March 31, 2021 and December 31, 2020, with $1,797,976 and $1,477,139 reflected in the current portion of notes payable in the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, based on the original terms of the Note which state that the first payment would be due seven months after the receipt of the loan.

Finance Obligation

The Company has two long term payment plans with a vendor to pay for its computer equipment in four annual payments between October 2019 and February 2023. The Company used an imputed interest rate of 9.5%, based on its incremental borrowing rate, to determine the present value of its finance obligation. The total balance owed was $65,604 and $74,295 as of March 31, 2021 and December 31, 2020, respectively, with the short-term portion of $31,312 and $30,487 recorded under accrued expenses in the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Secured Credit Facility

The Company had a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013 and expanded on April 13, 2015. Pursuant to the secured credit facility agreement, as amended, the Company may submit requests for advances up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. Interest accrued on the advances at the rate of prime plus 1.5% per annum and the default rate of interest was prime plus 7%. This agreement was secured by the Company’s accounts receivable and substantially all of the Company’s other assets. The agreement automatically renews in April of each year and required the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000 upon renewal. The Company elected to terminate this agreement upon its renewal in April 2021.

The Company had no amounts outstanding under this secured credit facility as of March 31, 2021 and December 31, 2020. Assuming that all of the Company’s trade accounts receivables were eligible for funding, the Company would have had approximately $3.2 million in available credit under the agreement as of March 31, 2021.

The annual fees are capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. During the three months ended March 31, 2021 and 2020, the Company amortized $5,250 and $5,250, respectively, of the secured credit facility costs through interest expense. The remaining value of the capitalized loan costs related to the secured credit facility as of March 31, 2021 is $1,750. This amount will be amortized to interest expense over the next one month.

Summary

Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations and comprehensive loss was $6,470 during the three months ended March 31, 2021. As of March 31, 2021, the future contractual maturities of our debt obligations by year is set forth in the following schedule:

Remainder of 2021	$1,498,935
2022	493,125
2023	10,420
Total	$2,002,480

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

Due to the Company’s current work from home policy enacted on March 16, 2020 as a result of the COVID-19 pandemic, and its intent to remain virtual first, the Company does not have any office lease agreements as of March 31, 2021. Additionally, the Company does not have any other operating or finance lease greater than 12 months in duration as of March 31, 2021.

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss was $147,983 for the three months ended March 31, 2020. Upon the January 1, 2019 adoption of ASU No. 2016-02, Leases, the Company had one material lease greater than 12 months in duration. This was the lease associated with its corporate headquarters in Winter Park, Florida. This lease expired in April 2020. Cash paid for this one operating lease was $85,137 during the three months ended March 31, 2020.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 8.    STOCKHOLDERS’ EQUITY

Authorized Shares

The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.

Sale of Securities

On June 4, 2020, the Company entered into an ATM Sales Agreement (the “2020 Sales Agreement”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which the Company could offer and sell, from time to time, through National Securities, shares of the Company's common stock, by any method deemed to be an “at the market offering” (the “ATM Offering”).

On June 12, 2020, the Company entered into an amendment to the 2020 Sales Agreement to increase the amount of common stock that could be offered and sold in the ATM Offering to $40,000,000 in the aggregate. On January 25, 2021, the Company entered into a new ATM Sales Agreement (the “2021 Sales Agreement”) with National Securities, pursuant to which the Company may offer and sell, from time to time, through National Securities, up to $35,000,000 shares of its common stock, by any method deemed to be an at-the-market offering.

During the three months ended March 31, 2021, the Company sold 8,701,691 shares at an average price of $3.95 per share for total gross proceeds of $34,358,012 pursuant to the 2020 and 2021 Sales Agreements with National Securities. As of March 31, 2021, the Company had sold 23,521,431 cumulative shares at an average price of $2.67 per share for total gross proceeds of $62,813,108 pursuant to the 2020 and 2021 Sales Agreements with National Securities.

Equity Incentive Plans

In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “May 2011 Plan”). The stockholders approved an amendment and restatement of the Company’s May 2011 Plan at its 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its officers, employees, consultants, and advisors, including its non-employee directors. Shares of the Company’s common stock that are withheld (or not issued) to cover the purchase price of an option or any required tax withholding obligation will again be available for issuance under the May 2011 Plan. As of March 31, 2021, the Company had 3,809,381 remaining shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of March 31, 2021, the Company had 4,375 remaining shares of common stock available for future grants under the August 2011 Plan.

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

As of March 31, 2021, the Company had issued its six independent directors a total of 30,324 shares of restricted common stock initially valued at $147,329 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2021.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the year ended December 31, 2020 and the three months ended March 31, 2021:

Restricted Stock Activity	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	31,282	$2.15	1.9
Granted	390,625	0.32
Vested	(408,241)	0.39
Forfeited	—
Nonvested at December 31, 2020	13,666	$2.28	1.4
Granted	30,324	4.86
Vested	(9,823)	4.19
Forfeited	—
Nonvested at March 31, 2021	34,167	$4.02	0.9

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.

Expense recognized on restricted stock issued to non-employees for services was $34,696 and $31,250 during three months ended March 31, 2021 and 2020, respectively. Expense recognized on restricted stock issued to employees was $6,507 and $13,535 during the three months ended March 31, 2021 and 2020, respectively.

On March 31, 2021, the fair value of the Company’s common stock was approximately $3.77 per share and the intrinsic value on the non-vested restricted stock was $128,810. Future compensation expense related to issued, but non-vested, restricted stock awards as of March 31, 2021 is $137,328. This value is estimated to be recognized over the weighted-average vesting period of approximately ten months.

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

During the twelve months ended December 31, 2020, the Company issued a total of 580,099 restricted stock units initially valued at $215,936 to non-executive employees as additional incentive compensation. The restricted stock units vest 12 months from issuance.

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

During three months ended March 31, 2021 the Company issued Mr. Murphy 100,000 restricted stock units valued at $394,000 as a one-time bonus. The restricted stock units vest in equal monthly installments over 10 months from issuance.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock units during the year ended December 31, 2020 and the three months ended March 31, 2021:

Restricted Stock Units Activity	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	366,812	$0.42	3.2
Granted	930,145	0.37
Vested	(172,441)	0.41
Forfeited	(154,167)	0.30
Nonvested at December 31, 2020	970,349	$0.39	1.2
Granted	100,000	3.94
Vested	(524,256)	0.47
Forfeited	—	—
Nonvested at March 31, 2021	546,093	$0.96	1.8

During the three months ended March 31, 2021, the Company withheld 163,998 shares of common stock valued at $341,576 to cover statutory employee withholding taxes due upon the delivery of common stock for the vested restricted stock units. Expense recognized on restricted stock units issued to employees was $137,808 and $56,607 during the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021, the fair value of the Company’s common stock was approximately $3.77 per share and the intrinsic value on the non-vested restricted units was $2,058,771. Future compensation related to the non-vested restricted stock units as of March 31, 2021 is $491,208 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.8 years.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

A summary of option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2020 and the three months ended March 31, 2021, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2019	1,357,837	$3.24	7.2
Granted	411,350	0.69
Exercised	(369)	1.00
Expired	—	—
Forfeited	(56,012)	5.08
Outstanding at December 31, 2020	1,712,806	$2.56	6.9
Granted	44,155	2.61
Exercised	(1,510)	1.42
Expired	—	—
Forfeited	(6,934)	5.57
Outstanding at March 31, 2021	1,748,517	$2.55	6.8

Exercisable at March 31, 2021	1,070,149	$3.60	5.7

During the three months ended March 31, 2021, 1510 options were exercised for gross proceeds of $2,144. The intrinsic value on exercised options was $4,651. There were no options exercised during the three months ended March 31, 2020. The fair value of the Company's common stock on March 31, 2021 was approximately $3.77 per share and the intrinsic value on outstanding options as of March 31, 2021 was $3,277,104. The intrinsic value on exercisable options as of March 31, 2021 was $1,321,186.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2020 and the three months ended March 31, 2021, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	600,779	$0.64	3.0
Granted	411,350	0.56
Vested	(283,766)	0.72
Forfeited	(12,877)	0.88
Nonvested at December 31, 2020	715,486	$0.56	2.5
Granted	44,155	2.24
Vested	(79,460)	0.72
Forfeited	(1,813)	0.64
Nonvested at March 31, 2021	678,368	$0.64	2.4

There were outstanding options to purchase 1,748,517 shares with a weighted average exercise price of $2.55 per share, of which options to purchase 1,070,149 shares were exercisable with a weighted average exercise price of $3.60 per share as of March 31, 2021.

Expense recognized on stock options issued to employees during the three months ended March 31, 2021 and 2020 was $52,407 and $59,051, respectively. Future compensation related to non-vested awards as of March 31, 2021 is $388,112, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.4 years.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the three months ended March 31, 2021 and 2020:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Expected Dividends	Weighted-Average Grant Date Fair Value
March 31, 2020	8,917	$0.25	6 years	101.92%	1.71%	—	$0.16
March 31, 2021	44,155	$2.61	6 years	117.97%	0.70%	—	$2.24

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

Expense recognized on the options to purchase shares under the ESPP was $1,264 and $378 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had 395,613 remaining shares of common stock available for future issuances under the ESPP.

Summary Stock-Based Compensation

Stock-based compensation cost related to all awards granted to employees is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three months ended March 31, 2021 and 2020 was recorded in the Company’s consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cost of revenue	$1,454	$7,004
Sales and marketing	5,430	22,056
General and administrative	191,102	100,511
Total stock-based compensation	$197,986	$129,571

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(1,992,438)	$(6,163,461)
Weighted average shares outstanding - basic and diluted	56,334,219	34,681,198
Basic and diluted loss per common share	$(0.04)	$(0.18)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2021	March 31, 2020
Stock options	1,738,854	1,358,501
Restricted stock units	654,209	812,687
Restricted stock	29,331	386,209
Warrants	—	13,709
Total excluded shares	2,422,394	2,571,106

NOTE 10.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended
	March 31, 2021	March 31, 2020
Managed Services Revenue	$4,872,034	$4,125,061

Marketplace Spend Fees	108,797	166,293
License Fees	383,041	451,548
Other Fees	11,760	20,766
SaaS Services Revenue	503,598	638,607

Total Revenue	$5,375,632	$4,763,668

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended
	March 31, 2021	March 31, 2020
United States	$5,128,245	$4,578,008
Canada	247,387	185,660
Total	$5,375,632	$4,763,668

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	March 31, 2021	December 31, 2020
Accounts receivable, net	$4,071,940	$5,207,205
Contract liabilities (unearned revenue)	$7,222,120	$7,180,264

The increase in contract liabilities is primarily the result of the increase in first quarter contracts where the customers have paid in advance for services in future periods. The Company does not typically engage in contracts that are longer than one year. Therefore, the Company recognized substantially all of the contract liabilities recorded at the end of the year in the following year and it did not recognize any contract assets as of March 31, 2021 or December 31, 2020. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year, and the amounts are not material.

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

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at March 31, 2021 and December 31, 2020 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue at March 31, 2021 within the next year.

NOTE 11.     SUBSEQUENT EVENTS
In April 2021, the Company sold 2,484,393 shares of its common stock at an average price of $4.91 per share for gross proceeds of $12,186,677 under the 2021 Sales Agreement with National Securities. On April 15, 2021, the Company announced that it had sold the entire $35.0 million of common stock available for sale under the 2021 Sales Agreement. All shares eligible to be sold under the ATM Offering were sold by the Company in the last two fiscal quarters of 2020 and the first two fiscal quarters of 2021. Over the selling period, the Company sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of approximately $75.0 million pursuant to the 2020 and 2021 Sales Agreements with National Securities. The 2020 and 2021 Sales Agreements were terminated following the sale of all shares of common stock available to be sold thereunder.

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
•risks associated with international sales; and
•the other risks and uncertainties described in the Risk Factors sections of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Impact of COVID-19 on our Business
Our operations, sales, and finances were impacted by the COVID-19 pandemic during the three months ended March 31, 2020. In an effort to protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020 and we allowed the leases for our company headquarters and temporary office spaces to expire at the end of their terms throughout 2020. We have not experienced any major declines in operating efficiency in our remote working environment and have made the decision to continue our work from home policy indefinitely as a virtual first employer.

While we are able to maintain full operations remotely, the economic conditions caused by COVID-19 have negatively impacted the business activity of our customers. We observed changes in advertising decisions, timing, and spending priorities from brand and agency customers, which resulted in a negative impact to our revenue in 2020.

When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments; however, the timing and extent of any such rebound is uncertain. In the fourth quarter of 2020 and the first quarter of 2021, we saw a year over year increase in Managed Services bookings, our net orders from customers. That growth in bookings led to a 13% growth in overall revenue in the three months ended March 31, 2021. While we have seen an increase in Managed Services bookings, there is still risk that bookings will not be recognized as revenue if customers cancel prior to the performance of service.

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

Revenue
We generate revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and Shake platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (“Other Fees”).

As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 herein, revenue from Marketplace Spend Fees is reported on a net basis and revenue from all other sources, including Managed Services, License Fees, and Other Fees are reported on a gross basis. We further categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees, and Other Fees.

Cost of Revenue
Our cost of revenue consists of direct costs paid to our third-party creators who provide the custom content, influencer marketing or amplification services for our Managed Service customers where we report revenue on a gross basis. It also includes internal costs related to our campaign fulfillment and SaaS support departments. These costs include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to the personnel who are primarily responsible for providing support to our customers and ultimately fulfillment of our obligations under our contracts with customers. Where appropriate, we capitalize costs that were incurred with software that is developed or acquired for our revenue supporting platforms and amortize these costs over the estimated useful lives of those platforms. This amortization is separately stated under depreciation and amortization in our consolidated statements of operations and comprehensive loss.

Sales and Marketing
Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel and miscellaneous departmental costs for our marketing, sales and sales support personnel, as well as marketing expenses such as brand marketing, public relation events, trade shows and marketing materials, and travel expenses.

General and Administrative
Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities, and other corporate-related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining, and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations and comprehensive loss. General and administrative expense also includes current period gains and losses on our acquisition costs payable, as well as gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets and goodwill, are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations and comprehensive loss when they are material.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020
The following table sets forth a summary of our consolidated statements of operations and comprehensive loss and the change between the periods:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$5,375,632	$4,763,668	$611,964	13%

Costs and expenses:
Cost of revenue (exclusive of amortization)	2,404,752	2,140,517	264,235	12%
Sales and marketing	2,078,323	1,523,143	555,180	36%
General and administrative	2,535,147	2,417,838	117,309	5%
Impairment of goodwill	—	4,300,000	(4,300,000)	(100)%
Depreciation and amortization	365,529	501,269	(135,740)	(27)%
Total costs and expenses	7,383,751	10,882,767	(3,499,016)	(32)%
Loss from operations	(2,008,119)	(6,119,099)	4,110,980	(67)%
Other income (expense):
Interest expense	(13,793)	(6,618)	(7,175)	108%
Other income (expense), net	29,474	(37,744)	67,218	(178)%
Total other income (expense), net	15,681	(44,362)	60,043	(135)%
Net loss	$(1,992,438)	$(6,163,461)	$4,171,023	(68)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended March 31,
	2021		2020		$ Change	% Change
Managed Services Revenue	$4,872,034	91%	$4,125,061	87%	$746,973	18%

Marketplace Spend Fees	108,797	2%	166,293	3%	(57,496)	(35)%
License Fees	383,041	7%	451,548	10%	(68,507)	(15)%
Other Fees	11,760	—%	20,766	—%	(9,006)	(43)%
SaaS Services Revenue	503,598	9%	638,607	13%	(135,009)	(21)%
Total Revenue	$5,375,632	100%	$4,763,668	100%	$611,964	13%

Managed Services revenue during the three months ended March 31, 2021, increased 18% from the same period in 2020, primarily due to increased orders from new and existing customers returning to and expanding their marketing efforts through sponsored social marketing as compared to the prior year period when customers began to curtail marketing efforts in light of the COVID-19 uncertainties.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, BrandGraph, and Shake platforms, along with the license and support fees to access the platform services.
•Marketplace Spend Fees decreased by $57,496 for the three months ended March 31, 2021 when compared with the same period in 2020, primarily as a result of lower spend levels from our marketers and lower average fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased during the three months ended March 31, 2021 to $383,041 compared to $451,548 in the same period of 2020. The decrease was a result of the implementation of a competitive standardized pricing system for all new and renewing IZEAx license fee customers in 2020 that was at a lower price point than the former licensing contracts put in place prior to 2020. The decrease in IZEAx license fees was offset by an increase in subscriptions for BrandGraph and IZEAx Discovery services. Prior to 2021, the subscription fees for BrandGraph and IZEAx Discovery were classified under Other Fees, but these amounts from 2020 have been reclassified under License Fees to conform with their 2021 classification.
•Other Fees revenue decreased (43)% for the three months ended March 31, 2021 compared to the same period in 2020 due to a decrease in the amount of inactivity fees assessed on user accounts.

Cost of Revenue
Cost of revenue for the three months ended March 31, 2021 increased by $264,235, or approximately 12%, compared to the same period in 2020 primarily as a result of the increase in Managed Services revenue. Cost of revenue as a percentage of revenue remained consistent at 45% in 2020 and 45% in 2021.

Sales and Marketing
Sales and marketing expense for the three months ended March 31, 2021 increased by $555,180, or approximately 36%, compared to the same period in 2020. Advertising and marketing expenses increased $328,000 as a result of increased spends to increase brand awareness and improve customer acquisition, satisfaction and retention. Our payroll and personnel related expenses and stock compensation for sales and marketing personnel increased $208,000 as a result of increased commission and bonus expense due to the increase in customer bookings in the first quarter of 2021.

General and Administrative
General and administrative expense for the three months ended March 31, 2021 increased by $117,309, or approximately 5%, compared to the same period in 2020. General and administrative expense for the three months ended March 31, 2021 increased due to a $166,000 increase in payroll and personnel related expenses primarily as a result of an increase in annual salaries, and higher bonus and stock compensation expense due to the improved company performance in the first quarter of 2021. Contractor expenses increased $209,000 as we are increasing the number of internal and external engineers working on our technology offerings. These increases were partially offset by decreases in (i) rent expense of $142,000 due to the non-renewal of expiring office facility leases, (ii) software and AWS hosting costs of $77,000 due to continued efforts to reduce software subscriptions in 2020 and improve efficiencies in our data storage, (iii) non-renewal of investor relations contracts, and (iv) the elimination of travel costs of $19,000 due to limited travel after the outbreak of COVID-19.
Impairment of Goodwill
In March 2020, we identified triggering events due to the reduction in our projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below our carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. We performed an interim assessment of goodwill, using the discounted cash flow method under the income approach and the guideline transaction method under the market approach, and determined that the carrying value of our Company’s reporting unit as of March 31, 2020 exceeded the fair value. As a result of the valuation, we recorded a $4.3 million impairment of goodwill resulting in an expense for the three months ended March 31, 2020.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2021 decreased by $135,740, or approximately 27%, compared to the same period in 2020.

Depreciation and amortization expense on property and equipment was $32,486 and $35,629 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense has increased slightly due to the purchase of new equipment in recent periods.

Amortization expense was $333,043 and $465,640 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $216,667 and $364,990 for the three months ended March 31, 2021 and 2020, respectively, while amortization expense related to internal use software development costs was $116,376 and $100,650 for the three months ended March 31, 2021 and 2020, respectively. Amortization on our intangible acquisition assets decreased in 2021 as several of these assets were fully amortized during 2020. Amortization on our internal use software increased due to the release of BrandGraph and Shake in 2020.

Other Income (Expense)
Interest expense increased by $7,175 to $13,793 during the three months ended March 31, 2021 compared to the same period in 2020 due primarily to increase in our financing arrangements, such as the PPP Loan, and the interest imputed thereon during the three months ended March 31, 2021 compared to the same period in 2020.

The $67,218 increase in other income during the three months ended March 31, 2021 when compared to the same period in 2020 resulted primarily from increased interest income received on the substantial increase in cash balances, as well as, currency exchange gains on our Canadian transactions in 2021 compared with losses in 2020.

Net Loss
Net loss for the three months ended March 31, 2021 was $1,992,438, a $4,171,023 decrease in the net loss of $6,163,461 for the same period in 2020. The decrease in net loss was primarily the result of the impairment of goodwill discussed above partially offset by the increase in sales and marketing and general and administrative expenses in 2021.

Key Metric
We review information provided by our key financial metric, gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may make changes to the key financial metrics that we consider to measure our business in future periods.

Gross Billings by Revenue Type
Company management evaluates our operations and makes strategic decisions based, in part, on our key metric of gross billings from our two primary types of revenue, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts earned from our customers for the services we perform or the amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms. The amounts billed to our SaaS customers are on a cost plus basis. Gross billings are the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the United States (“GAAP”) reporting purposes.

Managed Services Gross Billings include the total dollar value of the amounts billed to our customers for the services we perform. Gross billings for Managed Services are the same as Managed Services Revenue reported for those services in our consolidated statements of operations and comprehensive loss in accordance with GAAP.

SaaS Service Gross Billings include the license and other fees together with the total amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms, termed ‘Marketplace Spend Fees’. Our SaaS customers’ marketplace spend is billed on a cost-plus basis. SaaS Services Revenue includes the total of License and Other Fees gross billings, plus the Marketplace Spend Fees gross billings netted by our third-party creator costs on those billings in accordance with GAAP.

We consider gross billings to be an important indicator of our potential performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings that we are able to retain after payments to our creators. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flows. We invoice our customers based on total services performed or based on their self-service transactions plus our fee. Then we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to the time of payment to our creators, we could experience large swings in our cash flows. Additionally, we incur the credit risk to collect amounts owed from our customers for all services performed by us or by the creators. Finally, gross billings allow us to evaluate our transaction totals on an equal basis in order for us to see our contribution margins by revenue stream so that we can better understand where we should be allocating our resources.

The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended March 31,
	2021		2020		$ Change	% Change
Managed Services Gross Billings	$4,872,034	74%	$4,125,061	68%	$746,973	18%

Marketplace Spend Fees	1,351,592	20%	1,499,774	25%	(148,182)	(10)%
License Fees	383,041	6%	451,548	7%	(68,507)	(15)%
Other Fees	11,760	—%	20,766	—%	(9,006)	(43)%
SaaS Services Gross Billings	1,746,393	26%	1,972,088	32%	(225,695)	(11)%
Total Gross Billings	$6,618,427	100%	$6,097,149	100%	$521,278	9%

Non-GAAP Financial Measure

Adjusted EBITDA
Adjusted EBITDA is a “non-GAAP financial measure” under the rules of the Securities and Exchange Commission (the “SEC”). We define Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock-based compensation, gain or loss on asset disposals or impairment, and certain other unusual or non-cash income and expense items such as gains or losses on settlement of liabilities and exchanges, and changes in the fair value of derivatives, if applicable.

We use Adjusted EBITDA as a measure of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business, and in communications with our Board of Directors regarding our financial performance. We believe that Adjusted EBITDA also provides useful information to investors as it primarily excludes non-cash transactions, and it provides consistency to facilitate period-to-period comparisons.

All companies do not calculate Adjusted EBITDA in the same manner, and Adjusted EBITDA as presented by us may not be comparable to Adjusted EBITDA presented by other companies, which limits its usefulness as a comparative measure. Moreover, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for an analysis of our results of operations as under GAAP. These limitations are described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,992,438)	$(6,163,461)
Non-cash stock-based compensation	197,986	129,571
Non-cash stock issued for payment of services	34,696	31,250
Interest expense	13,793	6,618
Depreciation and amortization	365,529	501,269
Impairment of goodwill	—	4,300,000
Other non-cash items	(7,914)	—
Adjusted EBITDA	$(1,388,348)	$(1,194,753)

Revenue	$5,375,632	$4,763,668
Adjusted EBITDA as a % of Revenue	(26)%	(25)%

Liquidity and Capital Resources
We had cash and cash equivalents of $65,465,588 as of March 31, 2021 as compared to $33,045,225 as of December 31, 2020, an increase of $32,420,363, primarily due to net proceeds received from the sale of our common stock, partly offset by operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception in 2006, which has resulted in a total accumulated deficit of $72,627,214 as of March 31, 2021. To date, we have financed our operations through revenue from operations, the sale of our equity securities, proceeds from the PPP Loan, and borrowings under our secured credit facility.

Cash used for operating activities was $829,707 during the three months ended March 31, 2021 and is primarily the result of operating losses during the period. Net cash used for investing activities was $13,217 during the three months ended March 31, 2021 due to purchases and sales of our fixed assets. Net cash provided by financing activities during the three months ended March 31, 2021 was $33,263,287, which consisted primarily of net proceeds of approximately $33.6 million from the sale of our common stock.

At the Market (ATM) Offering
On June 4, 2020 and January 25, 2021, we entered into ATM Sales Agreements with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we could offer and sell shares of our common stock through National Securities, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for aggregate purchase prices of up to $40,000,000 and $35,000,000, respectively (the “ATM Offerings”). During the three months ended March 31, 2021, we sold 8,701,691 shares at an average price of $3.95 per share for total gross proceeds of $34,358,012. From June 4, 2020 through April 15, 2021, we sold a total of 26,005,824 shares at an average price of $2.88 per share for gross proceeds of $74,999,785 in the ATM Offerings under our shelf registration statement on Form S-3 (File No. 333-238619).

PPP Loan
On April 23, 2020, we received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The term of the promissory note (the “Note”) issued in respect of the loan is two years, though it may be payable sooner in connection with an event of default under the Note. The PPP Loan carries a fixed interest rate of one percent per year. Certain amounts received under the PPP Loan may be forgiven if the loan proceeds are used for eligible purposes, including payroll costs and certain rent or utility costs, and we meet other requirements regarding, among other things, the maintenance of employment and compensation levels. Loan payments on the PPP Loan may be deferred to either (1) the date that the SBA remits our loan forgiveness amount to the Lender or (2) ten months after the end of our loan forgiveness covered period, if we do not apply for loan forgiveness. We submitted our forgiveness application for the entire amount of the loan in December 2020 and, as of the date of this Quarterly Report, are awaiting approval from the SBA. The forgiveness of the PPP Loan is based on our adherence to the forgiveness criteria under the CARES Act, and no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.

Financial Condition
We have seen impacts on our operations due to changes in advertising decisions, timing and spending priorities from our customers as a result of COVID-19, which has had and may continue to have a negative impact to our expected future sales and valuation estimates. With our cash on hand as of March 31, 2021, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on our current estimates of revenue and expenses for the next twelve months. While the disruption caused by COVID-19 is currently expected to be temporary, it is generally outside of our control and there is uncertainty around the duration and the total economic impact. Therefore, this matter could have a further material adverse impact on our business, results of operations, and financial position in future periods.

Off-Balance Sheet Arrangements
We did not engage in any activities involving variable interest entities or “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2021.

Critical Accounting Policies and Use of Estimates
There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2020. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies included in Item 1 of this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2021, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial and accounting officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosures.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of May 10, 2021, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 1A – RISK FACTORS

You should carefully consider the factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2020 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Relating to our Common Stock

The price of our common stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.
Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. Recently our common stock has experienced extreme price and volume volatility. From January 1, 2020 to December 31, 2020, the closing price of our common stock ranged from a low of $0.13 on March 18, 2020 to a high of $2.82 on June 11, 2020, with an average daily trading volume of 6.7 million shares. On January 25, 2021, the price increased to an intraday high of $7.45 per share (a 52-week high) and 25.3 million shares were traded. In January 2021, the closing price of our common stock averaged $3.65 with an average daily trading volume of 8.9 million shares; in February 2021, the closing price of our common stock averaged $4.70 with an average daily trading volume of 4.0 million shares; and in March 2021, the closing price of our common stock averaged $4.07 with an average daily trading volume of 2.6 million shares.

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

3.11
Articles of Merger of IZEA Worldwide, Inc. filed with the Secretary of State of the State of Nevada effective December 14, 2020 (Incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended March 31, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

May 13, 2021	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

May 13, 2021	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)