Form 10-Q
period 2021-06-30
IZEA Worldwide, Inc.
filed 2021-08-12
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1317 Edgewater Dr #1880 Orlando, Florida	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 674-6911
Former address, if changed since last report: 501 N. Orlando Avenue, Suite 313 PMB 247 Winter Park, FL 32789
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market
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

 As of August 10, 2021, there were 61,864,296 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2021

i

PART I

ITEM 1 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$74,989,876	$33,045,225
Accounts receivable, net	6,132,949	5,207,205
Prepaid expenses	1,006,643	199,294
Other current assets	62,694	74,467
Total current assets	82,192,162	38,526,191

Property and equipment, net	193,786	230,918
Goodwill	4,016,722	4,016,722
Intangible assets, net	72,222	505,556
Software development costs, net	1,242,252	1,472,684
Total assets	$87,717,144	$44,752,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,624,725	$1,880,144
Accrued expenses	2,097,474	1,924,973
Contract liabilities	8,654,765	7,180,264
Current portion of notes payable	—	1,477,139
Total current liabilities	12,376,964	12,462,520

Finance obligation, less current portion	34,292	43,808
Notes payable, less current portion	32,255	459,383
Total liabilities	12,443,511	12,965,711

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 61,809,573 and 50,050,167, respectively, issued and outstanding	6,181	5,005
Additional paid-in capital	148,006,352	102,416,131
Accumulated deficit	(72,738,900)	(70,634,776)
Total stockholders’ equity	75,273,633	31,786,360
Total liabilities and stockholders’ equity	$87,717,144	$44,752,071

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$6,538,739	$3,135,039	$11,914,371	$7,898,707

Costs and expenses:
Cost of revenue (exclusive of amortization)	3,284,259	1,414,249	5,689,011	3,554,766
Sales and marketing	2,302,869	1,228,691	4,381,192	2,751,834
General and administrative	2,659,578	1,920,492	5,194,725	4,338,330
Impairment of goodwill	—	—	—	4,300,000
Depreciation and amortization	363,924	377,107	729,453	878,376
Total costs and expenses	8,610,630	4,940,539	15,994,381	15,823,306

Loss from operations	(2,071,891)	(1,805,500)	(4,080,010)	(7,924,599)

Other income (expense):
Interest expense	(8,739)	(19,476)	(22,532)	(26,094)
Other income (expense), net	1,968,944	33,834	1,998,418	(3,910)
Total other income (expense), net	1,960,205	14,358	1,975,886	(30,004)

Net loss	$(111,686)	$(1,791,142)	$(2,104,124)	$(7,954,603)

Weighted average common shares outstanding – basic and diluted	61,386,913	36,108,073	58,874,526	35,394,639
Basic and diluted loss per common share	$—	$(0.05)	$(0.04)	$(0.22)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2020 and 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2020	34,773,051	$3,477	$74,257,810	$(66,548,230)	$7,713,057
Sale of securities	6,856,241	685	15,361,168	—	15,361,853
Stock purchase plan & option exercise issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	97,655	9	31,240	—	31,249
Stock issuance costs	—	—	(455,706)	—	(455,706)
Stock-based compensation	47,620	6	118,701	—	118,707
Net loss	—	—	—	(1,791,142)	(1,791,142)
Balance, June 30, 2020	41,784,601	$4,178	$89,315,525	$(68,339,372)	$20,980,331

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2021	59,123,449	$5,912	$135,919,529	$(72,627,214)	$63,298,227
Sale of securities	2,484,393	249	12,186,427	—	12,186,676
Stock purchase plan & option exercise issuances	135,141	14	45,928	—	45,942
Stock issued for payment of services	7,716	—	37,544	—	37,544
Stock issuance costs	—	—	(333,878)	—	(333,878)
Stock-based compensation	77,420	8	206,186	—	206,194
Shares withheld to cover statutory taxes	(18,546)	(2)	(55,384)	—	(55,386)
Net loss	—	—	—	(111,686)	(111,686)
Balance, June 30, 2021	61,809,573	$6,181	$148,006,352	$(72,738,900)	$75,273,633

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2020 and 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(60,384,769)	$13,718,023
Sale of securities	6,856,241	685	15,361,168	—	15,361,853
Stock purchase plan issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	195,310	19	62,480	—	62,499
Stock issuance costs	—	—	(458,032)	—	(458,032)
Stock-based compensation	88,844	9	248,269	—	248,278
Net loss	—	—	—	(7,954,603)	(7,954,603)
Balance, June 30, 2020	41,784,601	$4,178	$89,315,525	$(68,339,372)	$20,980,331

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,634,776)	$31,786,360
Sale of securities	11,186,084	1,119	46,543,569	—	46,544,688
Stock purchase plan & option exercise issuances	136,651	14	48,072	—	48,086
Stock issued for payment of services	14,892	1	72,239	—	72,240
Stock issuance costs	—	—	(1,080,835)	—	(1,080,835)
Stock-based compensation	604,323	60	404,120	—	404,180
Shares withheld to cover statutory taxes	(182,544)	(18)	(396,944)	—	(396,962)
Net loss	—	—	—	(2,104,124)	(2,104,124)
Balance, June 30, 2021	61,809,573	$6,181	$148,006,352	$(72,738,900)	$75,273,633

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,104,124)	$(7,954,603)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on the forgiveness of debt	(1,927,220)	—
Depreciation and amortization	65,687	70,207
Amortization of software development costs and other intangible assets	663,766	808,169
Impairment of goodwill	—	4,300,000
Gain on disposal of equipment	(7,790)	(23,706)
Provision for losses on accounts receivable	—	107,315
Stock-based compensation	404,180	248,278
Fair value of stock issued for payment of services	72,240	62,499
Changes in operating assets and liabilities:
Accounts receivable	(925,744)	2,436,269
Prepaid expenses and other current assets	(795,576)	(53,972)
Security deposits	—	111,421
Accounts payable	(255,419)	(1,229,576)
Accrued expenses	193,795	(101,561)
Contract liabilities	1,474,501	(625,502)
Right-of-use asset and lease liability, net	—	24,024
Net cash used for operating activities	(3,141,704)	(1,820,738)
Cash flows from investing activities:
Purchase of equipment	(29,689)	(3,287)
Proceeds from sale of equipment	8,924	27,487
Software development costs	—	(97,129)
Net cash used for investing activities	(20,765)	(72,929)
Cash flows from financing activities:
Proceeds from sale of securities	46,544,688	15,361,853
Stock issuance costs	(1,080,835)	(458,032)
Proceeds from stock purchase plan and option exercise issuances	48,086	2,313
Payments on shares withheld for statutory taxes	(396,962)	—
Net proceeds from line of credit	—	—
Proceeds from notes payable	—	1,934,587
Payments on finance obligation	(7,857)	(11,410)
Net cash provided by financing activities	45,107,120	16,829,311

Net increase in cash and cash equivalents	41,944,651	14,935,644
Cash and cash equivalents, beginning of period	33,045,225	5,884,629
Cash and cash equivalents, end of period	$74,989,876	$20,820,273

Supplemental cash flow information:
Interest paid	$5,610	$36,594
Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$—	$43,003
Fair value of common stock issued for future services	$147,329	$125,000

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). ZenContent, Ebyline, and TapInfluence were merged into IZEA, and the legal entities were dissolved in December 2017, December 2019 and December 2020, respectively.

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

Basis of Presentation
The accompanying consolidated balance sheet as of June 30, 2021, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the consolidated statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiaries, subsequent to the subsidiaries’ individual acquisition, merger, or formation dates, as applicable. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets, intangible assets, and goodwill. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits in our banks are insured by the FDIC up to a maximum amount of $250,000. Deposit balances exceeding this limit were approximately $74.7 million and $31.4 million as of June 30, 2021 and December 31, 2020, respectively.

Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, unbilled receivables, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represent amounts owed for work that has been performed, but not yet billed. The Company had trade receivables of $6,114,296 and unbilled receivables of $18,653 as of June 30, 2021. The Company had trade receivables of $5,148,213 and unbilled receivables of $58,992 as of December 31, 2020. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company had a reserve for doubtful accounts of $155,000 as of June 30, 2021 and December 31, 2020. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations and comprehensive loss as a general and administrative expense. Bad debt expense was approximately 1% of revenue or less for the six months ended June 30, 2021 and 1.4% of revenue for the six months ended June 30, 2020.

Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s addition of SaaS customers, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. The Company had two customers that accounted for 31% of total accounts receivable as of June 30, 2021 and no customer that accounted for an aggregate of more than 10% of total accounts receivable as of December 31, 2020. The Company had three customers that accounted for 36% of its revenue during the three months ended June 30, 2021 and one customer that accounted for 10% of its revenue during the three months ended June 30, 2020. The

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Company had one customer that accounted for 11% of its revenue during the six months ended June 30, 2021 and no customer that accounted for more than 10% of its revenue during the six months ended June 30, 2020.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense in the consolidated statements of operations and comprehensive loss. There were no impairment charges associated with the Company’s long-lived tangible assets during the three and six months ended June 30, 2021 and 2020.

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

The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of June 30, 2021.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 3 for further details.

Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. There were no impairment charges associated with the Company’s acquired intangible assets during the three and six months ended June 30, 2021 and 2020.

Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

Revenue Recognition
The Company generates revenue from four primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's IZEAx and Shake platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of the Company's platforms (“Other Fees”).

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended June 30, 2021 and 2020 were approximately $512,000 and $78,000, respectively. Advertising costs charged to operations for the six months ended June 30, 2021 and 2020 were approximately $954,000 and $246,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

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

In March 2020, the CARES Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. On June 18, 2021, the U.S. Small Business Administration (the “SBA”) approved the forgiveness of the Company’s PPP loan and accrued interest thereon. in its entirety. The forgiveness was accounted for as debt extinguishment which resulted in a gain of $1,927,220 recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss. The forgiveness of this debt is non-taxable income for federal income tax purposes.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plans Assumptions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	120.35%	101.38%	119.43%	101.40%
Weighted average risk-free interest rate	1.12%	0.44%	0.95%	0.49%
Expected dividends	—	—	—	—
Weighted average expected forfeiture rate	10.23%	8.21%	13.89%	8.5%

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

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of June 30, 2021, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.

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

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$221,733	$221,733
Office equipment	71,110	67,833
Computer equipment	516,487	513,344
Total	809,330	802,910
Less accumulated depreciation and amortization	(615,544)	(571,992)
Property and equipment, net	$193,786	$230,918

Depreciation and amortization expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $33,201 and $34,578 for the three months ended June 30, 2021 and 2020, respectively, and was $65,687 and $70,207 for the six months ended June 30, 2021 and 2020, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	June 30, 2021		December 31, 2020
	Intangible Asset Gross Value	Accumulated Amortization	Intangible Asset Gross Value	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,737,778	2,810,000	2,304,444	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Total	$6,211,469	$6,139,247	$6,211,469	$5,705,913

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	June 30, 2021	December 31, 2020
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Total	$6,211,469	$6,211,469
Less accumulated amortization	(6,139,247)	(5,705,913)
Intangible assets, net	$72,222	$505,556

The Company is amortizing the identifiable intangible assets over a remaining weighted-average period of 1 month. There were no impairment charges associated with the Company’s identifiable intangible assets in the three and six months ended June 30, 2021 and 2020.

Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $216,667 and $239,990 for the three months ended June 30, 2021 and 2020, respectively, and $433,334 and $604,980 for the six months ended June 30, 2021 and 2020, respectively.

The portion of this amortization expense specifically related to the costs of acquired technology that is excluded from cost of revenue and recorded in depreciation and amortization was $11,500 and $148,000 for the three and six months ended June 30, 2020, respectively. There was no amortization expense specifically related to the costs of acquired technology in the three and six months ended June 30, 2021.

As of June 30, 2021, future estimated amortization expense related to identifiable intangible assets is set forth in the following schedule:

Intangible Asset Amortization Expense
Remainder of 2021	$72,222
Total	$72,222

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2019	$8,316,722
Acquisitions, impairments, or other changes during 2020	(4,300,000)
Balance on December 31, 2020	4,016,722
Acquisitions, impairments, or other changes during 2021	—
Balance on June 30, 2021	$4,016,722

In March 2020, the Company identified triggering events due to the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. The Company performed an interim assessment of goodwill, using the discounted cash flow method under the income approach and the guideline transaction method under the market approach, and determined that the carrying value of our Company’s reporting unit as of March 31, 2020 exceeded the fair value. As a result of the valuation, the Company recorded a $4.3 million impairment of goodwill, which is reflected as an expense under impairment of goodwill in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020. The Company did not identify any triggering events during the three and six months ended June 30, 2021.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	June 30, 2021	December 31, 2020
Software development costs	$3,036,810	$3,036,810
Less accumulated amortization	(1,794,558)	(1,564,126)
Software development costs, net	$1,242,252	$1,472,684

The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx and developed additional platforms in 2020, BrandGraph and Shake, to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $0 and $97,129 during the six months ended June 30, 2021 and 2020, respectively. The Company has capitalized a total of $3,036,810 in direct materials, consulting, payroll, and benefit costs to its internal use software development costs in the consolidated balance sheet as of June 30, 2021.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service. Amortization expense on software development costs that is excluded from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive loss was $114,056 and $102,539 for the three months ended June 30, 2021 and 2020, respectively, and $230,432 and $203,189 for the six months ended June 30, 2021 and 2020, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

As of June 30, 2021, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2021	$222,652
2022	400,474
2023	359,685
2024	177,764
2025	78,920
Thereafter	2,757
Total	$1,242,252

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Accrued payroll liabilities	$1,743,404	$1,504,113
Accrued taxes	127,463	286,455
Current portion of finance obligation	31,312	30,487
Accrued other	195,295	103,918
Total accrued expenses	$2,097,474	$1,924,973

NOTE 6.    NOTES PAYABLE

Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($32,255 USD as of June 30, 2021), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023 with monthly interest payments commencing on January 31, 2023 until the CEBA Loan is paid in full on or before the end of the Extended Term.

Paycheck Protection Program (“PPP”) Loan

On April 23, 2020, the Company received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”), evidenced by a promissory note issued by the Company (the “Note”) to the Lender.

The term of the Note was two years and carried a fixed interest rate of one percent per year. Certain amounts received under the PPP Loan were able to be forgiven if the loan proceeds were used for eligible purposes, including payroll costs and certain rent or utility costs, and the Company met other requirements regarding, among other things, the maintenance of employment and compensation levels.

Loan payments on the PPP Loan may be deferred to either (1) the date that the SBA remits the Company’s loan forgiveness amount to the Lender or (2) ten months after the end of the Company’s loan forgiveness covered period, if the Company does not apply for loan forgiveness. The Company submitted its forgiveness application for the entire amount of the loan in December 2020. On June 18, 2021, the Company was notified by the Lender that the loan had been forgiven by the SBA in full, including accrued interest. The principal amount of $1,905,100 and accrued interest of $22,120, totaling $1,927,220, was recorded as a gain on forgiveness of debt in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss in the three and six months ended June 30, 2021.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The principal balance of the PPP Loan was $1,905,100, with $1,477,139 reflected in the current portion of notes payable in the consolidated balance sheets as of December 31, 2020.

Finance Obligation

The Company has two long term payment plans with a vendor to pay for its computer equipment in four annual payments between October 2019 and February 2023. The Company used an imputed interest rate of 9.5%, based on its incremental borrowing rate, to determine the present value of its finance obligation. The total balance owed was $65,604 and $74,295 as of June 30, 2021 and December 31, 2020, respectively, with the short-term portion of $31,312 and $30,487 recorded under accrued expenses in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Secured Credit Facility

The Company had a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013, expanded on April 13, 2015, and terminated in April 2021. Pursuant to the secured credit facility agreement, as amended, the Company could submit requests for advances up to 80% of its eligible accounts receivable up to a maximum credit limit of $5 million. Interest accrued on the advances at the rate of prime plus 1.5% per annum and the default rate of interest was prime plus 7%. This agreement was secured by the Company’s accounts receivable and substantially all of the Company’s other assets. The agreement renewed in April of each year and required the Company to pay an annual facility fee of $20,000 (0.4% of the credit limit) and an annual due diligence fee of $1,000 upon renewal. The Company had no amounts outstanding under this secured credit facility as of December 31, 2020.

The annual fees were capitalized in the Company’s consolidated balance sheet within other current assets and are amortized to interest expense over one year. During the six months ended June 30, 2021 and 2020, the Company amortized $7,000 and $10,500, respectively, of the secured credit facility costs through interest expense. There are no remaining capitalized loan costs related to the secured credit facility as of June 30, 2021.

Summary

Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations and comprehensive loss was $6,172 and $14,173 for the three months ended June 30, 2021 and 2020, respectively, and $12,642 and $14,173 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the future contractual maturities of our debt obligations by year are set forth in the following schedule:

Remainder of 2021	$21,796
2022	33,388
2023	10,420
Total	$65,604

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

Due to the Company’s current work from home policy enacted on March 16, 2020 as a result of the COVID-19 pandemic, and its intent to remain virtual first, the Company does not have any office lease agreements as of June 30, 2021. Additionally, the Company does not have any other operating or finance lease greater than 12 months in duration as of June 30, 2021.

Total rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss was $76,545 and $224,528 for the three and six months ended June 30, 2020, respectively. Upon the January 1, 2019 adoption of ASU No. 2016-02, Leases, the Company had one material lease greater than 12 months in duration. This was the lease associated with its corporate headquarters in Winter Park, Florida, which expired in April 2020.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Cash paid for this one operating lease was $28,379 and $113,516 during the three and six months ended June 30, 2020, respectively. There were no lease commitments or leasehold rent expense during the three and six months ended June 30, 2021.

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

Sale of Securities

On June 4, 2020, the Company entered into an ATM Sales Agreement (the “2020 Sales Agreement”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which the Company could offer and sell, from time to time, through National Securities, shares of the Company's common stock, by any method deemed to be an “at the market offering” (“ATM Offering”).

On June 12, 2020, the Company entered into an amendment to the 2020 Sales Agreement to increase the amount of common stock that could be offered and sold in the ATM Offering to $40 million in the aggregate. On January 25, 2021, the Company entered into a new ATM Sales Agreement (the “January 2021 Sales Agreement”) with National Securities, pursuant to which the Company may offer and sell, from time to time, through National Securities, up to $35 million shares of its common stock, by any method deemed to be an ATM Offering.

During the six months ended June 30, 2021, the Company sold 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46,544,688 pursuant to the 2020 Sales Agreement and January 2021 Sales Agreement with National Securities. As of June 30, 2021, the Company had sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $74,999,785 pursuant to the 2020 Sales Agreement and January 2021 Sales Agreement with National Securities. The 2020 Sales Agreement and January 2021 Sales Agreement were terminated following the sale of all shares of common stock available to be sold thereunder.

On June 21, 2021, the Company entered into a third ATM Sales Agreement (the “June 2021 Sales Agreement”) with National Securities Corporation, as sales agent, pursuant to which the Company could offer and sell, from time to time, through National Securities, up to $100 million of shares of the Company’s common stock by any method deemed to be an ATM Offering. No sales have been made under this agreement as of June 30, 2021.

Equity Incentive Plans

In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “May 2011 Plan”). The stockholders approved an amendment and restatement of the Company’s May 2011 Plan at its 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its officers, employees, consultants, and advisors, including its non-employee directors. Shares of the Company’s common stock that are withheld (or not issued) to cover the purchase price of an option or any required tax withholding obligation will again be available for issuance under the May 2011 Plan. As of June 30, 2021, the Company had 3,738,173 remaining shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. As of June 30, 2021, the Company had 4,375 remaining shares of common stock available for future grants under the August 2011 Plan.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Restricted Stock
Under both the May 2011 Plan and the August 2011 Plan (together, the “2011 Equity Incentive Plans”), the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.

On January 31, 2020, the Company issued its five independent directors a total of 390,625 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2020.

During the six months ended June 30, 2021, the Company issued its six independent directors a total of 30,324 shares of restricted common stock initially valued at $147,329 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2021.

The following table contains summarized information about restricted stock issued during the year ended December 31, 2020 and the six months ended June 30, 2021:

Restricted Stock Activity	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	31,282	$2.15	1.9
Granted	390,625	0.32
Vested	(408,241)	0.39
Forfeited	—
Nonvested at December 31, 2020	13,666	$2.28	1.4
Granted	30,324	4.86
Vested	(20,184)	4.22
Forfeited	—
Nonvested at June 30, 2021	23,806	$3.92	0.7

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.

Expense recognized on restricted stock issued to non-employees for services was $37,544 and $31,249 for the three months ended June 30, 2021 and 2020, respectively, and $72,240 and $62,499 during the six months ended June 30, 2021 and 2020, respectively. Expense recognized on restricted stock issued to employees was $6,500 and $7,133 for the three months ended June 30, 2021 and 2020, respectively, and $13,007 and $20,668 during the six months ended June 30, 2021 and 2020, respectively.

On June 30, 2021, the fair value of the Company’s common stock was approximately $2.55 per share and the intrinsic value on the non-vested restricted stock was $60,705. Future compensation expense related to issued, but non-vested, restricted stock awards as of June 30, 2021 is $93,285. This value is estimated to be recognized over the weighted-average vesting period of approximately eight months.

Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.

The Company issued 84,994 restricted stock units on January 3, 2020 to Mr. Schram under the terms of his employment agreement. The restricted stock units were initially valued at $23,739 and vest in equal monthly installments over 48 months from issuance. The Company also issued 100,000 restricted stock units on January 3, 2020 to Mr. Schram as additional incentive compensation. The restricted stock units were initially valued at $27,930 and vest 12 months from issuance.

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

During the six months ended June 30, 2021 the Company issued Mr. Murphy 100,000 restricted stock units valued at $394,000 as a one-time bonus. The restricted stock units vest in equal monthly installments over 10 months from issuance.

During the six months ended June 30, 2021 the Company issued 13,270 restricted stock units valued at $41,124 to 18 non-executive employees related to performance bonuses. The restricted stock units vest 12 months from issuance.

The following table contains summarized information about restricted stock units during the year ended December 31, 2020 and the six months ended June 30, 2021:

Restricted Stock Units Activity	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	366,812	$0.42	3.2
Granted	930,145	0.37
Vested	(172,441)	0.41
Forfeited	(154,167)	0.30
Nonvested at December 31, 2020	970,349	$0.39	1.2
Granted	113,270	3.84
Vested	(599,031)	0.62
Forfeited	—	—
Nonvested at June 30, 2021	484,588	$0.92	1.6

During the three and six months ended June 30, 2021, the Company withheld 18,546 and 182,544 shares of common stock valued at $55,386 and $396,962, respectively, to cover statutory employee withholding taxes due upon the delivery of common stock for the vested restricted stock units. Expense recognized on restricted stock units issued to employees was $142,435 and $58,477 for the three months ended June 30, 2021 and 2020, respectively, and $280,243 and $115,084 during the six months ended June 30, 2021 and 2020, respectively. On June 30, 2021, the fair value of the Company’s common stock was approximately $2.55 per share and the intrinsic value on the non-vested restricted units was $1,235,699. Future compensation related to the non-vested restricted stock units as of June 30, 2021 is $389,897 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.6 years.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

A summary of option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2020 and the six months ended June 30, 2021, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2019	1,357,837	$3.24	7.2
Granted	411,350	0.69
Exercised	(369)	1.00
Expired	—	—
Forfeited	(56,012)	5.08
Outstanding at December 31, 2020	1,712,806	$2.56	6.9
Granted	113,689	3.26
Exercised	(133,275)	0.32
Expired	—	—
Forfeited	(12,979)	4.09
Outstanding at June 30, 2021	1,680,241	$2.78	6.6

Exercisable at June 30, 2021	1,022,605	$3.80	5.3

During the six months ended June 30, 2021, 133,275 options were exercised for gross proceeds of $42,864. The intrinsic value on exercised options was $406,405. There were 369 options exercised during the six months ended June 30, 2020. The fair value of the Company's common stock on June 30, 2021 was approximately $2.55 per share and the intrinsic value on outstanding options as of June 30, 2021 was $1,618,451. The intrinsic value on exercisable options as of June 30, 2021 was $613,906.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2020 and the six months ended June 30, 2021, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	600,779	$0.64	3.0
Granted	411,350	0.56
Vested	(283,766)	0.72
Forfeited	(12,877)	0.88
Nonvested at December 31, 2020	715,486	$0.56	2.5
Granted	113,689	2.81
Vested	(165,522)	0.65
Forfeited	(6,017)	0.92
Nonvested at June 30, 2021	657,636	$0.93	2.3

There were outstanding options to purchase 1,680,241 shares with a weighted average exercise price of $2.78 per share, of which options to purchase 1,022,605 shares were exercisable with a weighted average exercise price of $3.80 per share as of June 30, 2021.

Expense recognized on stock options issued to employees during the three months ended June 30, 2021 and 2020 was $55,991 and $52,702, respectively. Expense recognized on stock options issued to employees during the six months ended June 30, 2021 and 2020 was $108,398 and $111,753, respectively. Future compensation related to non-vested awards as of June 30, 2021 is $526,420, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.3 years.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the six months ended June 30, 2021 and 2020:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Expected Dividends	Weighted-Average Grant Date Fair Value
June 30, 2020	217,580	$0.18	6 years	101.40%	0.49%	—	$0.16
June 30, 2021	113,689	$3.26	6 years	119.43%	0.95%	—	$2.81

Employee Stock Purchase Plan

The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”), provides for the issuance of up to 500,000 shares of the Company’s common stock to employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six months offering periods commencing January 1 and July 1 each year. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board.

During the six months ended June 30, 2021 and 2020, employees paid $5,222 to purchase 3,376 shares of common stock and $1,944 to purchase 9,665 shares of common stock, respectively. Expense recognized on the options to purchase shares under the ESPP was $1,268 and $395 during the three months ended June 30, 2021 and 2020, respectively. Expense recognized on the options to purchase shares under the ESPP was $2,532 and $773 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had 392,237 remaining shares of common stock available for future issuances under the ESPP.

Summary Stock-Based Compensation

Stock-based compensation cost related to all awards granted to employees is measured at the grant date based on the fair value of the award and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and six months ended June 30, 2021 and 2020 was recorded in the Company’s consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of revenue	$1,963	$7,565	$3,417	$14,569
Sales and marketing	5,318	17,587	10,748	39,643
General and administrative	198,913	93,555	390,015	194,066
Total stock-based compensation	$206,194	$118,707	$404,180	$248,278

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(111,686)	$(1,791,142)	$(2,104,124)	$(7,954,603)
Weighted average shares outstanding - basic and diluted	61,386,913	36,108,073	58,874,526	35,394,639
Basic and diluted loss per common share	$—	$(0.05)	$(0.04)	$(0.22)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock options	1,732,929	1,544,843	1,735,898	1,451,671
Restricted stock units	526,733	1,070,733	590,471	941,710
Restricted stock	30,712	282,809	30,022	334,509
Warrants	—	12,500	—	13,104
Total excluded shares	2,290,374	2,910,885	2,356,391	2,740,994

NOTE 10.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. Beginning in 2021, we began classifying subscription fees for BrandGraph and IZEAx Discovery as Licensing Fees; accordingly, these amounts from 2020 have been reclassified from Other Fees to conform with their 2021 classification. Beginning in 2021, the Company began classifying subscription fees for BrandGraph and IZEAx Discovery as License Fees; accordingly, these amounts from 2020 have been reclassified from Other Fees to conform with their 2021 classification. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Managed Services Revenue	$6,113,819	$2,490,343	$10,985,853	$6,615,404

Marketplace Spend Fees	71,167	195,894	179,964	362,187
License Fees	344,843	442,905	727,884	894,453
Other Fees	8,910	5,897	20,670	26,663
SaaS Services Revenue	424,920	644,696	928,518	1,283,303

Total Revenue	$6,538,739	$3,135,039	$11,914,371	$7,898,707

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
United States	$6,434,652	$3,068,785	$11,562,897	$7,646,793
Canada	104,087	66,254	351,474	251,914
Total	$6,538,739	$3,135,039	$11,914,371	$7,898,707

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	June 30, 2021	December 31, 2020
Accounts receivable, net	$6,132,949	$5,207,205
Contract liabilities (unearned revenue)	$8,654,765	$7,180,264

The increase in contract liabilities is primarily the result of the increase in contracts where the customers have been charged in advance of services in future periods. The Company does not typically engage in contracts that are longer than one year. Therefore, the Company recognized substantially all of the contract liabilities recorded at the end of the year in the following year and it did not recognize any contract assets as of June 30, 2021 or December 31, 2020. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year, and the amounts are not material.

Contract receivables are recognized when the receipt of consideration is unconditional. Contract liabilities relate to charges to customers in advance of the Company satisfying performance obligations under the terms of the contracts, which will be earned in future periods. Contract liabilities increase as a result of additional charges to customers and decrease as revenue is recognized upon the Company meeting the performance obligations for those services. As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations as of June 30, 2021 and December 31, 2020 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue as of June 30, 2021 within the next year.

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
•customer cancellations;
•our transition to a fully remote working environment;
•estimates or judgements relating to our critical accounting policies;
•our ability to raise additional funding needed to fund our business operation in the future;
•our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;
•our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•our ability to protect our intellectual property without patents;
•results of any future litigation;
•competition in the industry;
•variability of operating results;
•market acceptance of our IZEAx, Shake and BrandGraph platforms;
•variability of operating results;
•our ability to maintain and enhance our brand;
•accuracy of tracking the number of user accounts and our ability to detect click-fraud;
•reliance on third-party social media platforms to provide the mechanism necessary to deliver influencer marketing;
•our development and introduction of new products and services;
•the successful integration of acquired companies, technologies, and assets into our portfolio of software and services;
•marketing and other business development initiatives;
•government regulation, including relating to user privacy;
•economic conditions, including as a result of health and safety concerns;
•the ability of our security measures to protect against cyberattacks;
•the volatility of the price of our common stock;
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

Company Overview
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) creates and operates online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as bloggers and tweeters (“creators”). Our technology brings the marketers and creators together, enabling their transactions to be completed at scale through the management of custom content workflow, creator search and targeting, bidding, analytics, and payment processing.

We help power the creator economy, allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity, and influence through our marketers. These creators are compensated by IZEA for producing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels.

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

Impact of COVID-19 on our Business
Our operations, sales, and finances were impacted by the COVID-19 pandemic during the six months ended June 30, 2020. In an effort to protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020 and we allowed the leases for our company headquarters and temporary office spaces to expire at the end of their terms throughout 2020. We have not experienced any major declines in operating efficiency in our remote working environment and have made the decision to continue our work from home policy indefinitely as a virtual first employer.

While we are able to maintain full operations remotely, the economic conditions caused by COVID-19 have negatively impacted the business activity of our customers. We observed changes in advertising decisions, timing, and spending priorities from brand and agency customers, which resulted in a negative impact to our revenue in 2020.

After the third quarter of 2020, we have seen a year over year increase in Managed Services bookings, our net orders from customers, in each of the following quarters through the second quarter of 2021. That growth in bookings led to a 51% growth in overall revenue in the six months ended June 30, 2021. While we have seen an increase in Managed Services bookings, there is still risk that bookings will not be recognized as revenue if customers cancel prior to the performance of service.

We will continue to actively monitor the COVID-19 situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our future financial results.

Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

Revenue
We generate revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and Shake platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (“Other Fees”).

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

Sales and Marketing
Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel, and miscellaneous departmental costs for our marketing, sales, and sales support personnel, as well as marketing expenses such as brand marketing, public relation events, trade shows and marketing materials, and travel expenses.

General and Administrative
Our general and administrative expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company and investor relations expenses, as well as accounting and legal professional services fees, leasehold facilities, and other corporate-related expenses. General and administrative expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining, and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal use software that qualifies for capitalization, which are then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations and comprehensive loss. General and administrative expense also includes current period gains and losses on our acquisition costs payable, as well as gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets, and goodwill, are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations and comprehensive loss when they are material.

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

Other Income (Expense). Other income (expense) consists primarily of interest income for interest earned or changes in the value of our foreign assets and liabilities and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar. For 2021, it also includes the gain from forgiveness of debt.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table sets forth a summary of our consolidated statements of operations and comprehensive loss and the change between the periods:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$6,538,739	$3,135,039	$3,403,700	109%

Costs and expenses:
Cost of revenue (exclusive of amortization)	3,284,259	1,414,249	1,870,010	132%
Sales and marketing	2,302,869	1,228,691	1,074,178	87%
General and administrative	2,659,578	1,920,492	739,086	38%
Depreciation and amortization	363,924	377,107	(13,183)	(3)%
Total costs and expenses	8,610,630	4,940,539	3,670,091	74%
Loss from operations	(2,071,891)	(1,805,500)	(266,391)	15%
Other income (expense):
Interest expense	(8,739)	(19,476)	10,737	(55)%
Other income, net	1,968,944	33,834	1,935,110	5,719%
Total other income (expense), net	1,960,205	14,358	1,945,847	13,552%
Net loss	$(111,686)	$(1,791,142)	$1,679,456	(94)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended June 30,
	2021		2020		$ Change	% Change
Managed Services Revenue	6,113,819	94%	2,490,343	79%	$3,623,476	146%

Marketplace Spend Fees	71,167	1%	195,894	6%	(124,727)	(64)%
License Fees	344,843	5%	442,905	14%	(98,062)	(22)%
Other Fees	8,910	—%	5,897	—%	3,013	51%
SaaS Services Revenue	424,920	6%	644,696	21%	(219,776)	(34)%

Total Revenue	$6,538,739	100%	$3,135,039	100%	$3,403,700	109%

Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline and ZenContent allowed us to expand our product offerings to provide custom content and generate Marketplace Spend Fees in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our July 2018 merger with TapInfluence expanded our SaaS Services to derive revenue from Marketplace Spend Fees and License Fees.
Managed Services is generated when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services. Managed Services revenue during the three months ended June 30, 2021, increased 146% from the same period in 2020, primarily due to increased orders from new and existing customers returning to and expanding their marketing efforts through sponsored social marketing as compared to the prior year period when customers were limiting marketing efforts in light of the COVID-19 uncertainties.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, BrandGraph, and Shake platforms, along with the license and support fees to access the platform services.
•Marketplace Spend Fees decreased by $124,727 to $71,167 for the three months ended June 30, 2021 when compared to $195,894 for the same period in 2020, primarily as a result lower spend levels from our marketers and lower average fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased during the three months ended June 30, 2021 to $344,843 compared to $442,905 in the same period of 2020. The decrease in IZEAx license fees was offset by an increase in subscriptions for BrandGraph and IZEAx Discovery services. Prior to 2021, the subscription fees for BrandGraph and IZEAx Discovery were classified under Other Fees, but these amounts from 2020 have been reclassified under License Fees to conform with their 2021 classification.
•Other Fees revenue increased 51% for the three months ended June 30, 2021 compared to the same period in 2020 due to an increase in the amount of plan fees assessed on user accounts.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2021 increased by $1,870,010, or approximately 132%, compared to the same period in 2020 primarily as a result of the increase in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 45% in 2020 to 50% in 2021 primarily due to a higher volume of larger customer contracts which generally carry a higher delivery cost.

Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2021 increased by $1,074,178, or approximately 87%, compared to the same period in 2020. Advertising and marketing expenses increased $457,000 as a result of increased spends to push brand awareness and improve customer acquisition, satisfaction, and retention. Our payroll and personnel related expenses and stock compensation for sales and marketing personnel increased $490,000 as a result of increased commission and bonus expense due to the increase in customer bookings in the second quarter of 2021. Additionally, we began outsourcing certain sales support functions and adding new software solutions to assist personnel in 2021 resulting in an increase of $86,000 for contractors and $30,000 for software subscriptions.

General and Administrative
General and administrative expense for the three months ended June 30, 2021 increased by $739,086, or approximately 38%, compared to the same period in 2020. General and administrative expense for the three months ended June 30, 2021 increased due to a $626,000 increase in payroll, personnel related expenses, and stock compensation primarily as a result of an increase in annual salaries, and higher bonus and stock compensation expense due to the improved company performance in the second quarter of 2021. Contractor expenses increased $292,000 as we are increasing the number of internal and external engineers working on our technology offerings. These increases were partially offset by decreases in (i) rent expense of $74,000 due to the non-renewal of expiring office facility leases, (ii) non-renewal of investor relations contracts with a savings of $21,000, and (iii) the reduction in spend on legal fees of $93,000.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2021 decreased by $13,183, or approximately 3%, compared to the same period in 2020.

Depreciation and amortization expense on property and equipment was $33,201 and $34,578 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense has decreased slightly due to the disposal of aging computer equipment in recent quarters.

Amortization expense was $330,723 and $342,529 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangible assets acquired in acquisitions was $216,667 and $239,990 for the three months ended June 30, 2021 and 2020, respectively, while amortization expense related to internal use software development costs was $114,056 and $102,539 for the three months ended June 30, 2021 and 2020, respectively. Amortization on our intangible acquisition assets is decreasing due to completion of amortization on certain intangible assets acquired in prior years while amortization on our internal software costs is increasing due to continued development and the release of BrandGraph and Shake in 2020.

Other Income (Expense)
Interest expense decreased by $10,737 to $8,739 during the three months ended June 30, 2021 compared to the same period in 2020 due primarily to the elimination of amounts owed on our acquisition costs payable and amortization thereon after July 2019.

The $1,935,110 increase in other income during the three months ended June 30, 2021 when compared to the same period in 2020 resulted primarily from the forgiveness of PPP Loan debt, which totaled $1,905,100, and related accrued interest of $22,120.
Net Loss
Net loss for the three months ended June 30, 2021 was $111,686, a $1,679,456 increase compared to the net loss of $1,791,142 for the same period in 2020. The increase in net loss was a result of the changes discussed above.

Results of Operations for the Six Months Ended June 30, 2021 and 2020
The following table sets forth a summary of our consolidated statements of operations and comprehensive loss and the change between the periods:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$11,914,371	$7,898,707	$4,015,664	51%

Costs and expenses:
Cost of revenue (exclusive of amortization)	5,689,011	3,554,766	2,134,245	60%
Sales and marketing	4,381,192	2,751,834	1,629,358	59%
General and administrative	5,194,725	4,338,330	856,395	20%
Impairment of goodwill	—	4,300,000	(4,300,000)	(100)%
Depreciation and amortization	729,453	878,376	(148,923)	(17)%
Total costs and expenses	15,994,381	15,823,306	171,075	1%
Loss from operations	(4,080,010)	(7,924,599)	3,844,589	(49)%
Other income (expense):
Interest expense	(22,532)	(26,094)	3,562	(14)%
Other income (expense), net	1,998,418	(3,910)	2,002,328	(51,210)%
Total other income (expense), net	1,975,886	(30,004)	2,005,890	(6,685)%
Net loss	$(2,104,124)	$(7,954,603)	$5,850,479	(74)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Six Months Ended June 30,
	2021		2020		$ Change	% Change
Managed Services Revenue	$10,985,853	92%	$6,615,404	84%	$4,370,449	66%

Marketplace Spend Fees	179,964	2%	362,187	5%	(182,223)	(50)%
License Fees	727,884	6%	894,453	11%	(166,569)	(19)%
Other Fees	20,670	—%	26,663	—%	(5,993)	(22)%
SaaS Services Revenue	928,518	8%	1,283,303	16%	(354,785)	(28)%
Total Revenue	$11,914,371	100%	$7,898,707	100%	$4,015,664	51%

Managed Services revenue during the six months ended June 30, 2021 increased 66% from the same period in 2020, primarily due to increased orders from new and existing customers returning to and expanding their marketing efforts through sponsored social marketing as compared to the prior year period when customers began to curtail marketing efforts in light of the COVID-19 uncertainties.
SaaS Services revenue during the six months ended June 30, 2021 decreased 28% from the same period in 2020, as follows:
•Marketplace Spend Fees decreased by $182,223 for the six months ended June 30, 2021 when compared with the same period in 2020, primarily as a result of lower spend levels from our marketers and lower average fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased during the six months ended June 30, 2021 to $727,884 compared to $894,453 in the same period of 2020. The decrease was a result of the implementation of a competitive standardized pricing system for all new and renewing IZEAx license fee customers in 2020 that was at a lower price point than the former licensing contracts put in place prior to 2020. The decrease in IZEAx license fees was offset by an increase in subscriptions for BrandGraph and IZEAx Discovery services. Prior to 2021, the subscription fees for BrandGraph and IZEAx Discovery were classified under Other Fees, but these amounts from 2020 have been reclassified under License Fees to conform with their 2021 classification.
•Other Fees revenue decreased 22% for the six months ended June 30, 2021 compared to the same period in 2020 due to a decrease in the amount of inactivity fees assessed on user accounts.

Cost of Revenue
Cost of revenue for the six months ended June 30, 2021 increased by $2,134,245, or approximately 60%, compared to the same period in 2020 primarily as a result of the increase in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 45% in 2020 to 48% in 2021 primarily due to a higher volume of larger customer contracts which generally carry a higher delivery cost.

Sales and Marketing
Sales and marketing expense for the six months ended June 30, 2021 increased by $1,629,358, or approximately 59%, compared to the same period in 2020. Advertising and marketing expenses increased $785,000 as a result of increased spend to increase brand awareness and improve customer acquisition, satisfaction, and retention. Our payroll and personnel related expenses and stock compensation for sales and marketing personnel increased $698,000 as a result of increased commission and bonus expense due to the increase in customer bookings in the first and second quarter of 2021. Additionally, we began outsourcing certain sales support functions and adding new software solutions to assist personnel in 2021 resulting in an increase of $112,000 for contractors and $33,000 for software subscriptions.

General and Administrative
General and administrative expense for the six months ended June 30, 2021 increased by $856,395, or approximately 20%, compared to the same period in 2020. General and administrative expense for the six months ended June 30, 2021 increased due to a $792,000 increase in payroll and personnel related expenses primarily as a result of an increase in annual salaries, and higher bonus and stock compensation expense due to the improved company performance in the first two quarters of 2021. Contractor expenses increased $501,000 as we are increasing the number of internal and external engineers working on our technology offerings. These increases were partially offset by decreases in (i) rent expense of $216,000 due to the non-renewal of expiring office facility leases, (ii) software and AWS hosting costs of $68,000 due to continued efforts to reduce software subscriptions in 2020 and improve efficiencies in our data storage, (iii) non-renewal of investor relations contracts with a savings of $40,000, and (iv) reduced bad debt expense of $107,000 in 2021 after the outbreak of COVID-19 caused an increase in 2020.
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

Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2021 decreased by $148,923, or approximately 17%, compared to the same period in 2020.

Depreciation and amortization expense on property and equipment was $65,687 and $70,207 for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense has decreased slightly due to the disposal of aging computer equipment in recent periods.

Amortization expense was $663,766 and $808,169 for the six months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangible assets acquired in acquisitions was $433,334 and $604,980 for the six months ended June 30, 2021 and 2020, respectively, while amortization expense related to internal use software development costs was $230,432 and $203,189 for the six months ended June 30, 2021 and 2020, respectively. Amortization on our intangible acquisition assets decreased due to completion of amortization on certain intangible assets acquired in prior years while amortization on our internal software costs increased due to continued development and the release of new platforms.

Other Income (Expense)
Interest expense decreased by $3,562 to $22,532 during the six months ended June 30, 2021 compared to the same period in 2020 due primarily to a reduction in our financing arrangements, including the line of credit with Western Alliance Bank, the PPP Loan, and finance charges on insurance premiums.

The $2,002,328 increase in other income during the six months ended June 30, 2021 when compared to the same period in 2020 resulted primarily from the gain on the forgiveness of debt totaling $1,927,220 on the PPP Loan, including the principal amount of $1,905,100 and accrued interest of $22,120.

Net Loss
Net loss for the six months ended June 30, 2021 was $2,104,124, a $5,850,479 decrease in the net loss of $7,954,603 for the same period in 2020. The decrease in net loss was primarily the result of the impairment of goodwill recognized in 2020 as well as the debt forgiveness of the PPP Loan in 2021.

Key Metric
We review information provided by our key financial metric, gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may make changes to the key financial metrics that we use to measure our business in future periods.

Managed Services Bookings

Managed Services Bookings is a measure of all sales orders received during a time period less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts based on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have been receiving increasingly larger and more complex sales orders which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues, and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the amount of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. Management uses the Managed Services Bookings metric to plan its operating staff, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts.

The following tables set forth our Managed Services Bookings and the change between the periods:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Managed Services Bookings	$11,102,510	$3,869,977	$7,232,533	187%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Managed Services Bookings	$17,548,060	$6,675,801	$10,872,259	163%

Gross Billings by Revenue Type
Company management evaluates our operations and makes strategic decisions based, in part, on our key metric of gross billings from our two primary types of revenue, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts earned from our customers for the services we perform or the amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms. The amounts billed to our SaaS customers are on a cost-plus basis. Gross billings are the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the United States (“GAAP”) reporting purposes.

Managed Services Gross Billings include the total dollar value of the amounts billed to our customers for the services we perform. Gross billings for Managed Services are the same as Managed Services Revenue reported for those services in our consolidated statements of operations and comprehensive loss in accordance with GAAP.

SaaS Service Gross Billings include the license and other fees together with the total amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms, termed ‘Marketplace Spend Fees.’ Our SaaS customers’ marketplace spend is billed on a cost-plus basis. SaaS Services Revenue includes the total of License and Other Fees gross billings, plus the Marketplace Spend Fees gross billings netted by our third-party creator costs on those billings in accordance with GAAP.

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

The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended June 30,				QTD	QTD
	2021		2020		$ Change	% Change
Managed Services Gross Billings	$6,113,819	84%	$2,490,343	55%	$3,623,476	146%

Marketplace Spend Fees	838,343	11%	1,596,880	35%	(758,537)	(48)%
License Fees	344,843	5%	442,905	10%	(98,062)	(22)%
Other Fees	8,910	—%	5,897	—%	3,013	51%
SaaS Services Gross Billings	1,192,096	16%	2,045,682	45%	(853,586)	(42)%

Total Gross Billings	$7,305,915	100%	$4,536,025	100%	$2,769,890	61%

	Six Months Ended June 30,				YTD	YTD
	2021		2020		$ Change	% Change
Managed Services Gross Billings	$10,985,853	79%	$6,615,404	62%	$4,370,449	66%

Marketplace Spend Fees	2,189,935	16%	3,096,654	29%	(906,719)	(29)%
License Fees	727,884	5%	894,453	8%	(166,569)	(19)%
Other Fees	20,670	—%	26,663	—%	(5,993)	(22)%
SaaS Services Gross Billings	2,938,489	21%	4,017,770	38%	(1,079,281)	(27)%
Total Gross Billings	$13,924,342	100%	$10,633,174	100%	$3,291,168	31%

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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(111,686)	$(1,791,142)	$(2,104,124)	$(7,954,603)
Gain on the forgiveness of debt	(1,927,220)	—	(1,927,220)	—
Non-cash stock-based compensation	206,194	118,707	404,180	248,278
Non-cash stock issued for payment of services	37,544	31,249	72,240	62,499
Interest expense	8,739	19,476	22,532	26,094
Depreciation and amortization	363,924	377,107	729,453	878,376
Impairment of goodwill	—	—	—	4,300,000
Other non-cash items	124	(23,706)	(7,790)	(23,706)
Adjusted EBITDA	$(1,422,381)	$(1,268,309)	$(2,810,729)	$(2,463,062)

Revenue	$6,538,739	$3,135,039	$11,914,371	$7,898,707
Adjusted EBITDA as a % of Revenue	(22)%	(40)%	(24)%	(31)%

Liquidity and Capital Resources
We had cash and cash equivalents of $74,989,876 as of June 30, 2021 as compared to $33,045,225 as of December 31, 2020, an increase of $41,944,651, primarily due to net proceeds received from the sale of our common stock, partly offset by operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception in 2006, which has resulted in a total accumulated deficit of $72,738,900 as of June 30, 2021. To date, we have financed our operations through revenue from operations, the sale of our equity securities, and proceeds from the PPP Loan.

Cash used for operating activities was $3,141,704 during the six months ended June 30, 2021 and is primarily the result of operating losses during the period. Net cash used for investing activities was $20,765 during the six months ended June 30, 2021 due to purchases and sales of our fixed assets. Net cash provided by financing activities during the six months ended June 30, 2021 was $45,107,120, which consisted primarily of net proceeds of approximately $45.5 million from the sale of our common stock.

At the Market (ATM) Offering
On June 4, 2020 and January 25, 2021, we entered into ATM Sales Agreements with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we could offer and sell shares of our common stock through National Securities, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for aggregate purchase prices of up to $40 million and $35 million, respectively (the “ATM Offerings”). During the six months ended June 30, 2021, we sold 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46,544,689. From June 4, 2020 through April 15, 2021, we sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $74,999,785 in the ATM Offerings under our shelf registration statement on Form S-3 (File No. 333-238619). The June 2020 and January 2021 Sales Agreements were each terminated following the sale of all shares of common stock available to be sold thereunder.
On June 21, 2021, we entered into a third ATM Sales Agreement with National Securities Corporation, as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time, through National Securities, for aggregate purchase prices up to $100 million by any method deemed to be an ATM Offering under our shelf registration statement on Form S-3 (File No. 333-256078). No sales have been made under this agreement as of June 30, 2021.

PPP Loan
On April 23, 2020, we received a PPP Loan in the principal amount of $1,905,100. On June 18, 2021, we were notified by the Lender that the loan had been forgiven by the SBA in full, including accrued interest. The principal amount of $1,905,100 and accrued interest of $22,120 was recorded as a gain on forgiveness of debt in other income (expense) in our consolidated statements of operations and comprehensive loss in June 2021.

Financial Condition
We have seen impacts on our operations due to changes in advertising decisions, timing, and spending priorities from our customers as a result of COVID-19, which has had and may continue to have a negative impact to our expected future sales and valuation estimates. With our cash on hand as of June 30, 2021, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on our current estimates of revenue and expenses for the next twelve months. While the disruption caused by COVID-19 is currently expected to be temporary, it is generally outside of our control and there is uncertainty around the duration and the total economic impact. Therefore, this matter could have a further material adverse impact on our business, results of operations, and financial position in future periods.

Off-Balance Sheet Arrangements
We did not engage in any activities involving variable interest entities or “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2021.

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, controls and procedures could be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Misstatements due to error or fraud may occur and not be detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2021, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial and accounting officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of August 10, 2021, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 1A – RISK FACTORS

You should carefully consider the below risk factors and those factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2020 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Relating to our Common Stock

The price of our common stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.
Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. Recently our common stock has experienced extreme price and volume volatility. From January 1, 2020 to December 31, 2020, the closing price of our common stock ranged from a low of $0.13 on March 18, 2020 to a high of $2.82 on June 11, 2020, with an average daily trading volume of 6.7 million shares. On January 25, 2021, the price increased to an intraday high of $7.45 per share (a 52-week high) and 25.3 million shares were traded. In April 2021, the closing price of our common stock averaged $4.12 with an average daily trading volume of 3.9 million shares; in May 2021, the closing price of our common stock averaged $3.01 with an average daily trading volume of 2.4 million shares; and in June 2021, the closing price of our common stock averaged $2.73 with an average daily trading volume of 1.4 million shares.

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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended June 30, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

August 12, 2021	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

August 12, 2021	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)