Form 10-Q
period 2021-09-30
IZEA Worldwide, Inc.
filed 2021-11-10
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1317 Edgewater Dr #1880 Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market
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

 As of November 5, 2021, there were 62,000,000 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2021

i

PART I

ITEM 1 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$74,451,857	$33,045,225
Accounts receivable, net	7,093,028	5,207,205
Prepaid expenses	1,646,895	199,294
Other current assets	40,853	74,467
Total current assets	83,232,633	38,526,191

Property and equipment, net	157,769	230,918
Goodwill	4,016,722	4,016,722
Intangible assets, net	—	505,556
Software development costs, net	1,127,093	1,472,684
Total assets	$88,534,217	$44,752,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,372,546	$1,880,144
Accrued expenses	2,419,917	1,924,973
Contract liabilities	10,660,068	7,180,264
Current portion of notes payable	—	1,477,139
Total current liabilities	14,452,531	12,462,520

Finance obligation, less current portion	34,292	43,808
Notes payable, less current portion	31,470	459,383
Total liabilities	14,518,293	12,965,711

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 61,903,631 and 50,050,167, respectively, issued and outstanding	6,190	5,005
Additional paid-in capital	148,229,391	102,416,131
Accumulated deficit	(74,219,657)	(70,634,776)
Total stockholders’ equity	74,015,924	31,786,360
Total liabilities and stockholders’ equity	$88,534,217	$44,752,071

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$7,607,546	$4,036,120	$19,521,917	$11,934,827

Costs and expenses:
Cost of revenue (exclusive of amortization)	3,975,532	1,701,770	9,664,543	5,256,536
Sales and marketing	2,240,936	1,403,037	6,622,128	4,154,871
General and administrative	2,670,785	1,827,267	7,865,510	6,165,597
Impairment of goodwill	—	—	—	4,300,000
Depreciation and amortization	220,453	372,483	949,906	1,250,859
Total costs and expenses	9,107,706	5,304,557	25,102,087	21,127,863

Loss from operations	(1,500,160)	(1,268,437)	(5,580,170)	(9,193,036)

Other income (expense):
Interest expense	(1,558)	(16,448)	(24,090)	(42,542)
Other income (expense), net	20,961	30,085	2,019,379	26,175
Total other income (expense), net	19,403	13,637	1,995,289	(16,367)

Net loss	$(1,480,757)	$(1,254,800)	$(3,584,881)	$(9,209,403)

Weighted average common shares outstanding – basic and diluted	61,883,017	45,772,638	59,875,142	38,879,218
Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.24)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2020 and 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	41,784,601	$4,178	$89,315,525	$(68,339,372)	$20,980,331
Sale of securities	6,401,931	641	10,377,799	—	10,378,440
Stock issued for payment of services	97,655	10	31,240	—	31,250
Stock issuance costs	—	—	(222,754)	—	(222,754)
Stock-based compensation	47,192	4	108,564	—	108,568
Net loss	—	—	—	(1,254,800)	(1,254,800)
Balance, September 30, 2020	48,331,379	$4,833	$99,610,374	$(69,594,172)	$30,021,035

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	61,809,573	$6,181	$148,006,352	$(72,738,900)	$75,273,633
Stock purchase plan & option exercise issuances	27,995	2	11,239	—	11,241
Stock issued for payment of services	7,716	1	37,543	—	37,544
Stock issuance costs	—	—	(14,094)	—	(14,094)
Stock-based compensation	76,745	8	229,031	—	229,039
Shares withheld to cover statutory taxes	(18,398)	(2)	(40,680)	—	(40,682)
Net loss	—	—	—	(1,480,757)	(1,480,757)
Balance, September 30, 2021	61,903,631	$6,190	$148,229,391	$(74,219,657)	$74,015,924

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2020 and 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(60,384,769)	$13,718,023
Sale of securities	13,258,172	1,326	25,738,967	—	25,740,293
Stock purchase plan & option exercise issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	292,965	29	93,720	—	93,749
Stock issuance costs	—	—	(680,786)	—	(680,786)
Stock-based compensation	136,036	13	356,833	—	356,846
Net loss	—	—	—	(9,209,403)	(9,209,403)
Balance, September 30, 2020	48,331,379	$4,833	$99,610,374	$(69,594,172)	$30,021,035

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,634,776)	$31,786,360
Sale of securities	11,186,084	1,119	46,543,569	—	46,544,688
Stock purchase plan & option exercise issuances	164,646	16	59,311	—	59,327
Stock issued for payment of services	22,608	2	109,782	—	109,784
Stock issuance costs	—	—	(1,094,929)	—	(1,094,929)
Stock-based compensation	681,068	68	633,151	—	633,219
Shares withheld to cover statutory taxes	(200,942)	(20)	(437,624)	—	(437,644)
Net loss	—	—	—	(3,584,881)	(3,584,881)
Balance, September 30, 2021	61,903,631	$6,190	$148,229,391	$(74,219,657)	$74,015,924

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,584,881)	$(9,209,403)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on the forgiveness of debt	(1,927,220)	—
Depreciation and amortization	98,759	102,495
Amortization of software development costs and other intangible assets	851,147	1,148,364
Impairment of goodwill	—	4,300,000
Gain on disposal of equipment	(21,522)	(22,423)
Provision for losses on accounts receivable	—	108,381
Stock-based compensation	633,219	356,846
Fair value of stock issued for payment of services	109,784	93,749
Changes in operating assets and liabilities:
Accounts receivable	(1,885,823)	1,507,206
Prepaid expenses and other current assets	(1,413,987)	(80,038)
Security deposits	—	151,803
Accounts payable	(507,598)	(919,255)
Accrued expenses	516,238	(121,665)
Contract liabilities	3,479,804	561,921
Right-of-use asset and lease liability, net	—	24,024
Net cash used for operating activities	(3,652,080)	(1,997,995)
Cash flows from investing activities:
Purchase of equipment	(33,912)	(17,290)
Proceeds from sale of equipment	29,824	29,007
Software development costs	—	(266,035)
Net cash used for investing activities	(4,088)	(254,318)
Cash flows from financing activities:
Proceeds from sale of securities	46,544,688	25,740,293
Stock issuance costs	(1,094,929)	(680,786)
Proceeds from stock purchase plan and option exercise issuances	59,327	2,313
Payments on shares withheld for statutory taxes	(437,644)	—
Proceeds from notes payable	—	1,935,195
Payments on finance obligation	(8,642)	(11,410)
Net cash provided by financing activities	45,062,800	26,985,605

Net increase in cash and cash equivalents	41,406,632	24,733,292
Cash and cash equivalents, beginning of period	33,045,225	5,884,629
Cash and cash equivalents, end of period	$74,451,857	$30,617,921

Supplemental cash flow information:
Interest paid	$5,610	$39,834
Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$—	$43,003
Fair value of common stock issued for future services	$147,329	$125,000

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”), and in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). ZenContent, Ebyline, and TapInfluence were merged into IZEA, and the legal entities were dissolved in December 2017, December 2019, and December 2020, respectively.

The Company creates and operates online marketplaces that connect marketers with content creators. The Company compensates the creators for producing unique content such as long and short form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their personal websites, blogs, and social media channels. Marketers receive influential consumer content and engaging, shareable stories that drive awareness.

The Company’s primary technology platform, the IZEA Exchange (“IZEAx”), enables transactions to be completed at scale through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. IZEAx is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through a creator’s personal websites, blogs, or social media channels including Twitter, Facebook, Instagram, and YouTube, among others.

In 2020, the Company launched two new platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform that is heavily integrated with IZEAx and while both platforms rely heavily on data from each other, each is available as a stand-alone platform. The platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake is a new online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform is aimed at digital creatives seeking freelance “gig” work. Creators list available “Shakes” on their accounts in the platform. Marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant.

Basis of Presentation
The accompanying consolidated balance sheet as of September 30, 2021, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2021.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets, intangible assets, and goodwill. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak and third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will impact its financial results or liquidity. In consideration of the effect of COVID-19 on the assumptions and estimates used in the preparation of the financial statements, the Company identified the goodwill impairment disclosed in Note 3 as a material adverse effect on its results of operations and financial position in the first quarter of fiscal 2020 that was caused by COVID-19’s effect on economic conditions and its business operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits in our banks are insured by the FDIC up to a maximum amount of $250,000. Deposit balances exceeding this limit were approximately $73.9 million and $31.4 million as of September 30, 2021 and December 31, 2020, respectively.

Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, unbilled receivables, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represent amounts owed for work that has been performed, but not yet billed. The Company had trade receivables of $6,875,577 and $5,148,213 as of September 30, 2021 and December 31, 2020, respectively. The Company had unbilled receivables of of $217,451 and $58,992 as of September 30, 2021 and December 31, 2020, respectively. Management considers an account to be delinquent when the customer has not paid an amount due by its associated due date. Collectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund the Company for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, the Company will either write-off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company had a reserve for doubtful accounts of $155,000 as of September 30, 2021 and December 31, 2020. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change as a result of a change in economic conditions or business conditions within the industry, individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations and comprehensive loss as a general and administrative expense. There was no bad debt expense for the nine months ended September 30, 2021, while bad debt expense was 0.9% of revenue for the nine months ended September 30, 2020.

Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s addition of SaaS customers, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had one customer that accounted for 14% of total accounts receivable as of September 30, 2021 and no customer that accounted for an aggregate of more than 10% of total accounts receivable as of December 31, 2020. The Company had two customers that accounted for 24% of its revenue during the three months ended September 30, 2021 and no customer that accounted for more than 10% of its revenue during the three months ended

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

September 30, 2020. The Company had one customer that accounted for 13% of its revenue during the nine months ended September 30, 2021 and no customer that accounted for more than 10% of its revenue during the nine months ended September 30, 2020.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense in the consolidated statements of operations and comprehensive loss. There were no impairment charges associated with the Company’s long-lived tangible assets during the three and nine months ended September 30, 2021 and 2020.

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
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of September 30, 2021.

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company is amortizing the identifiable intangible assets over periods of 12 to 60 months. See Note 3 for further details.
Management reviews long-lived assets, including property and equipment, software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the asset’s fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. There were no impairment charges associated with the Company’s acquired intangible assets during the three and nine months ended September 30, 2021 and 2020.

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
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Managed Services Revenue
For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content, and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.

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

Advertising Costs
Advertising costs are charged to expense as incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended September 30, 2021 and 2020 were approximately $530,000

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

and $173,000, respectively. Advertising costs charged to operations for the nine months ended September 30, 2021 and 2020 were approximately $1,484,000 and $419,000, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

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

In March 2020, the CARES Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. On June 18, 2021, the U.S. Small Business Administration (the “SBA”) approved the forgiveness of the Company’s PPP loan and accrued interest thereon in its entirety. The forgiveness was accounted for as debt extinguishment which resulted in a gain of $1,927,220 recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss. The forgiveness of this debt is non-taxable income for federal income tax purposes.

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

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

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

The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Expected term	6 years	6 years	6 years	6 years
Weighted average volatility	120.67%	116.64%	120.14%	108.56%
Weighted average risk-free interest rate	0.93%	0.42%	0.94%	0.46%
Expected dividends	—	—	—	—
Weighted average expected forfeiture rate	11.03%	8.79%	12.25%	8.64%

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

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of September 30, 2021, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.

IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Codification Improvements: In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs ("ASU 2020-08"), and ASU No. 2020-10, Codification Improvements ("ASU 2020-10"). ASU 2020-08 and ASU 2020-10 provide changes to clarify or improve existing guidance. The Company adopted ASU No. 2020-08 and ASU No. 2020-10 on January 1, 2021 with no material impact on its current reporting in the Company’s consolidated financial statements.

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

Convertible Instruments: In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and disclosures.

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Furniture and fixtures	$209,156	$221,733
Office equipment	66,417	67,833
Computer equipment	513,248	513,344
Total	788,821	802,910
Less accumulated depreciation and amortization	(631,052)	(571,992)
Property and equipment, net	$157,769	$230,918

Depreciation and amortization expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $33,201 and $34,578 for the three months ended September 30, 2021 and 2020, respectively, and was $98,759 and $102,495 for the nine months ended September 30, 2021 and 2020, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	September 30, 2021		December 31, 2020
	Intangible Asset Gross Value	Accumulated Amortization	Intangible Asset Gross Value	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,810,000	2,810,000	2,304,444	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Total	$6,211,469	$6,211,469	$6,211,469	$5,705,913

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	September 30, 2021	December 31, 2020
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Total	$6,211,469	$6,211,469
Less accumulated amortization	(6,211,469)	(5,705,913)
Intangible assets, net	$—	$505,556

As of September 30, 2021, the Company has fully amortized all identifiable intangible assets. There were no impairment charges associated with the Company’s identifiable intangible assets in the three and nine months ended September 30, 2021 and 2020.

Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $72,222 and $237,657 for the three months ended September 30, 2021 and 2020, respectively, and $505,556 and $842,637 for the nine months ended September 30, 2021 and 2020, respectively.

The portion of this amortization expense specifically related to the costs of acquired technology that is excluded from cost of revenue and recorded in depreciation and amortization was $11,500 and $159,500 for the three and nine months ended September 30, 2020, respectively. There was no amortization expense specifically related to the costs of acquired technology in the three and nine months ended September 30, 2021.

As of September 30, 2021, there are no future estimated amortization expenses related to identifiable intangible assets.

The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2019	$8,316,722
Acquisitions, impairments, or other changes during 2020	(4,300,000)
Balance on December 31, 2020	4,016,722
Acquisitions, impairments, or other changes during 2021	—
Balance on September 30, 2021	$4,016,722

The Company performs annual impairment tests on its goodwill during the fourth fiscal quarter, unless events occur during the year trigger the need for interim testing. In March 2020, the Company identified triggering events due to the

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. The Company performed an interim assessment of goodwill, using the discounted cash flow method under the income approach and the guideline transaction method under the market approach, and determined that the carrying value of the Company’s reporting unit as of March 31, 2020 exceeded the fair value. As a result of the valuation, the Company recorded a $4.3 million impairment of goodwill, which is reflected as an expense under impairment of goodwill in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020. The Company did not identify any triggering events during the three and nine months ended September 30, 2021.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	September 30, 2021	December 31, 2020
Software development costs	$3,036,810	$3,036,810
Less accumulated amortization	(1,909,717)	(1,564,126)
Software development costs, net	$1,127,093	$1,472,684

The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx and developed additional platforms in 2020, BrandGraph and Shake, to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $0 and $266,035 during the nine months ended September 30, 2021 and 2020, respectively. The Company has capitalized a total of $3,036,810 in direct materials, consulting, payroll, and benefit costs to its internal use software development costs in the consolidated balance sheet as of September 30, 2021.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service. Amortization expense on software development costs that is excluded from cost of revenue and recorded in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive loss was $115,159 and $102,538 for the three months ended September 30, 2021 and 2020, respectively, and $345,591 and $305,727 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2021	$107,493
2022	400,474
2023	359,685
2024	177,764
2025	78,920
Thereafter	2,757
Total	$1,127,093

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accrued payroll liabilities	$1,825,193	$1,504,113
Accrued taxes	114,254	286,455
Current portion of finance obligation	31,312	30,487
Accrued other	449,158	103,918
Total accrued expenses	$2,419,917	$1,924,973

NOTE 6.    NOTES PAYABLE

Canada Emergency Business Account (“CEBA”) Loan

On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($31,470 USD as of September 30, 2021), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023 with monthly interest payments commencing on January 31, 2023 until the CEBA Loan is paid in full on or before the end of the Extended Term.

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
The Company submitted its forgiveness application for the entire amount of the loan in December 2020. On June 18, 2021, the Company was notified by the Lender that the loan had been forgiven by the SBA in full, including accrued interest. The principal amount of $1,905,100 and accrued interest of $22,120, totaling $1,927,220, was recorded as a gain on forgiveness of debt in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss in the nine months ended September 30, 2021.

Finance Obligation

The Company has two long term payment plans with a vendor to pay for its computer equipment in four annual payments between October 2019 and February 2023. The Company used an imputed interest rate of 9.5%, based on its incremental borrowing rate, to determine the present value of its finance obligation. The total balance owed was $65,604 and $74,295 as of September 30, 2021 and December 31, 2020, respectively, with the short-term portion of $31,312 and $30,487 recorded under accrued expenses in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Secured Credit Facility
The Company had a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which it obtained on March 1, 2013, expanded on April 13, 2015. The line of credit agreement required the Company to pay an annual facility fee of $20,000 an annual due diligence fee of $1,000 upon renewal; during the nine months ended September 30, 2021 and 2020, the Company amortized $7,000 and $15,750, respectively, of such costs through interest expense.
The Company terminated its line of credit in April 2021. There were no amounts outstanding under this secured credit facility as of December 31, 2020 and no remaining capitalized loan costs related to the secured credit facility as of September 30, 2021.

Summary

Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations and comprehensive loss was $1,558 and $16,448 for the three months ended September 30, 2021 and 2020, respectively, and $24,090 and $42,542 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the future contractual maturities of our debt obligations by year are set forth in the following schedule:

Remainder of 2021	$21,796
2022	64,858
2023	10,420
Total	$97,074

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

Due to the Company’s current work from home policy enacted on March 16, 2020 as a result of the COVID-19 pandemic, and its intent to remain virtual first, the Company does not have any office lease agreements as of September 30, 2021. Additionally, the Company does not have any other operating or finance lease greater than 12 months in duration as of September 30, 2021.

Total leasehold rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss was $39,194 and $263,722 for the three and nine months ended September 30, 2020, respectively. Upon the January 1, 2019 adoption of ASU No. 2016-02, Leases, the Company had one material lease greater than 12 months in duration. This was the lease associated with its corporate headquarters in Winter Park, Florida, which expired in April 2020. Cash paid for this one operating lease was $0 and $113,516 during the three and nine months ended September 30, 2020, respectively. There were no lease commitments or leasehold rent expense during the three and nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, the Company sold 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46,544,688 pursuant to the 2020 Sales Agreement and January 2021 Sales Agreement with National Securities. As of September 30, 2021, the Company had sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $74,999,784 pursuant to the 2020 Sales Agreement and January 2021 Sales Agreement with National Securities. The 2020 Sales Agreement and January 2021 Sales Agreement were terminated following the sale of all shares of common stock available to be sold thereunder.

On June 21, 2021, the Company entered into a third ATM Sales Agreement (the “June 2021 Sales Agreement”) with National Securities Corporation, as sales agent, pursuant to which the Company could offer and sell, from time to time, through National Securities, up to $100 million of shares of the Company’s common stock by any method deemed to be an ATM Offering. No sales have been made under this agreement as of September 30, 2021.

Equity Incentive Plans

In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “May 2011 Plan”). The stockholders approved an amendment and restatement of the Company’s May 2011 Plan at its 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its officers, employees, consultants, and advisors, including its non-employee directors. Shares of the Company’s common stock that are withheld (or not issued) to cover the purchase price of an option or any required tax withholding obligation will again be available for issuance under the May 2011 Plan. As of September 30, 2021, the Company had 3,602,509 remaining shares of common stock available for issuance pursuant to future grants under the May 2011 Plan.

In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. No additional awards may be granted under the August 2011 Plan following the tenth anniversary of its effective date, but awards theretofore granted may extend beyond that date.

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

During the nine months ended September 30, 2021, the Company issued its six independent directors a total of 30,324 shares of restricted common stock initially valued at $147,329 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2021.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the year ended December 31, 2020 and the nine months ended September 30, 2021:

Restricted Stock Activity	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	31,282	$2.15	1.9
Granted	390,625	0.32
Vested	(408,241)	0.39
Forfeited	—
Nonvested at December 31, 2020	13,666	$2.28	1.4
Granted	30,324	4.86
Vested	(30,475)	4.24
Forfeited	—	0
Nonvested at September 30, 2021	13,515	$3.65	0.5

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until the restricted stock vests.

Expense recognized on restricted stock issued to non-employees for services was $37,544 and $31,250 for the three months ended September 30, 2021 and 2020, respectively, and $109,784 and $93,749 during the nine months ended September 30, 2021 and 2020, respectively. Expense recognized on restricted stock issued to employees was $6,364 and $6,507 for the three months ended September 30, 2021 and 2020, respectively, and $19,371 and $27,175 during the nine months ended September 30, 2021 and 2020, respectively.

On September 30, 2021, the fair value of the Company’s common stock was approximately $1.92 per share and the intrinsic value on the non-vested restricted stock was $25,949. Future compensation expense related to issued, but non-vested, restricted stock awards as of September 30, 2021 is $49,376. This value is estimated to be recognized over the weighted-average vesting period of approximately six months.

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

During the twelve months ended December 31, 2020, the Company issued Mr. Edward Murphy, its Chief Executive Officer, 123,228 restricted stock units valued at $61,790 for bonuses owed under the terms of his amended employment agreement. The restricted stock units vest in equal monthly installments over 36 months from issuance.

During the twelve months ended December 31, 2020, the Company issued Mr. Schram 41,824 restricted stock units initially valued at $14,052 for bonuses owed under the terms of his employment agreement. The restricted stock units vest in equal monthly installments over 48 months from issuance.

During the nine months ended September 30, 2021 the Company issued Mr. Murphy 100,000 restricted stock units valued at $394,000 as a one-time bonus. The restricted stock units vest in equal monthly installments over 10 months from issuance.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the nine months ended September 30, 2021 the Company issued Mr. Peter Biere, its Chief Financial Officer, 4,286 restricted stock units valued at $8,101 for bonuses owed under the terms of his employment agreement. The restricted stock units vest in equal monthly installments over 36 months from issuance.

During the nine months ended September 30, 2021 the Company issued an aggregate of 30,514 restricted stock units valued at $73,715 to 37 non-executive employees related to performance bonuses. The restricted stock units vest 12 months from issuance.

The following table contains summarized information about restricted stock units during the year ended December 31, 2020 and the nine months ended September 30, 2021:

Restricted Stock Units Activity	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	366,812	$0.42	3.2
Granted	930,145	0.37
Vested	(172,441)	0.41
Forfeited	(154,167)	0.30
Nonvested at December 31, 2020	970,349	$0.39	1.2
Granted	134,800	3.53
Vested	(673,201)	0.73
Forfeited	(3,336)	1.46
Nonvested at September 30, 2021	428,612	$0.84	1.4

During the three and nine months ended September 30, 2021, the Company withheld 18,398 and 200,942 shares of common stock valued at $40,682 and $437,644, respectively, to cover statutory employee withholding taxes due upon the delivery of common stock for the vested restricted stock units. Expense recognized on restricted stock units issued to employees was $147,044 and $44,636 for the three months ended September 30, 2021 and 2020, respectively, and $427,287 and $159,720 during the nine months ended September 30, 2021 and 2020, respectively. On September 30, 2021, the fair value of the Company’s common stock was approximately $1.92 per share and the intrinsic value on the non-vested restricted units was $822,935. Future compensation related to the non-vested restricted stock units as of September 30, 2021 is $278,669 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.4 years.

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

A summary of option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2020 and the nine months ended September 30, 2021, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2019	1,357,837	$3.24	7.2
Granted	411,350	0.69
Exercised	(369)	1.00
Expired	—	—
Forfeited	(56,012)	5.08
Outstanding at December 31, 2020	1,712,806	$2.56	6.9
Granted	266,594	2.64
Exercised	(161,270)	0.34
Expired	—	—
Forfeited	(17,021)	3.50
Outstanding at September 30, 2021	1,801,109	$2.77	6.2

Exercisable at September 30, 2021	1,079,065	$3.68	5.2

During the nine months ended September 30, 2021, 161,270 options were exercised for gross proceeds of $54,105. The intrinsic value on exercised options was $454,123. There were 369 options exercised during the nine months ended September 30, 2020. The fair value of the Company's common stock on September 30, 2021 was approximately $1.92 per share and the intrinsic value on outstanding options as of September 30, 2021 was $971,773. The intrinsic value on exercisable options as of September 30, 2021 was $412,605.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plans during the year ended December 31, 2020 and the nine months ended September 30, 2021, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	600,779	$0.64	3.0
Granted	411,350	0.56
Vested	(283,766)	0.72
Forfeited	(12,877)	0.88
Nonvested at December 31, 2020	715,486	$0.56	2.5
Granted	266,594	2.81
Vested	(251,647)	0.65
Forfeited	(8,389)	0.92
Nonvested at September 30, 2021	722,044	$0.93	2.4

There were outstanding options to purchase 1,801,109 shares with a weighted average exercise price of $2.77 per share, of which options to purchase 1,079,065 shares were exercisable with a weighted average exercise price of $3.68 per share as of September 30, 2021.

Expense recognized on stock options issued to employees during the three months ended September 30, 2021 and 2020 was $73,739 and $55,202, respectively. Expense recognized on stock options issued to employees during the nine months ended September 30, 2021 and 2020 was $182,137 and $166,955, respectively. Future compensation related to non-vested awards as of September 30, 2021 is $710,661, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.4 years.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the nine months ended September 30, 2021 and 2020:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Expected Dividends	Weighted-Average Grant Date Fair Value
September 30, 2020	410,215	$0.69	6 years	108.56%	0.46%	—	$0.56
September 30, 2021	266,594	$2.64	6 years	120.14%	0.94%	—	$2.81

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

During the nine months ended September 30, 2021 and 2020, employees paid $5,222 to purchase 3,376 shares of common stock and $1,944 to purchase 9,665 shares of common stock, respectively. Expense recognized on the options to purchase shares under the ESPP was $1,892 and $2,223 during the three months ended September 30, 2021 and 2020, respectively, and $4,424 and $2,996 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had 392,237 remaining shares of common stock available for future issuances under the ESPP.

Summary Stock-Based Compensation

Stock-based compensation cost related to all awards granted to employees is measured at the grant date based on the fair value of the award and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and nine months ended September 30, 2021 and 2020 was recorded in the Company’s consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of revenue	$1,898	$9,709	$5,315	$24,278
Sales and marketing	5,342	3,324	16,090	42,967
General and administrative	221,799	95,535	611,814	289,601
Total stock-based compensation	$229,039	$108,568	$633,219	$356,846

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(1,480,757)	$(1,254,800)	$(3,584,881)	$(9,209,403)
Weighted average shares outstanding - basic and diluted	61,883,017	45,772,638	59,875,142	38,879,218
Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.24)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock options	1,726,580	1,611,459	1,732,763	1,505,320
Restricted stock units	467,214	1,030,559	549,385	971,326
Restricted stock	20,351	180,843	26,798	283,287
Warrants	—	—	—	8,704
Total excluded shares	2,214,145	2,822,861	2,308,946	2,768,637

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Managed Services Revenue	$7,153,517	$3,513,806	$18,139,370	$10,129,210

Marketplace Spend Fees	89,196	120,630	269,160	482,817
License Fees	354,850	396,549	1,082,734	1,291,002
Other Fees	9,983	5,135	30,653	31,798
SaaS Services Revenue	454,029	522,314	1,382,547	1,805,617

Total Revenue	$7,607,546	$4,036,120	$19,521,917	$11,934,827

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
United States	$7,401,814	$3,666,860	$18,964,711	$11,313,653
Canada	205,732	369,260	557,206	621,174
Total	$7,607,546	$4,036,120	$19,521,917	$11,934,827

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	September 30, 2021	December 31, 2020
Accounts receivable, net	$7,093,028	$5,207,205
Contract liabilities (unearned revenue)	$10,660,068	$7,180,264

The increase in contract liabilities is primarily the result of the increase in contracts where the customers have been charged in advance of services in future periods. The Company does not typically engage in contracts that are longer than one year. Therefore, the Company recognized substantially all of the contract liabilities recorded at the end of the year in the following year and it did not recognize any contract assets as of September 30, 2021 or December 31, 2020. The Company does not capitalize costs to obtain its customer contracts given their general duration of less than one year, and the amounts are not material.

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

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations as of September 30, 2021 and December 31, 2020 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue as of September 30, 2021 within the next year.

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

Impact of COVID-19 on our Business
Our operations, sales, and finances were impacted by the COVID-19 pandemic during the nine months ended September 30, 2020. In an effort to protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020 and we allowed the leases for our company headquarters and temporary office spaces to expire at the end of their terms throughout 2020. We have not experienced any major declines in operating efficiency in our remote working environment and have made the decision to continue our work from home policy indefinitely as a virtual first employer.

While we are able to maintain full operations remotely, the economic conditions caused by COVID-19 negatively impacted the business activity of our customers in 2020. We observed changes in advertising decisions, timing, and spending priorities from brand and agency customers, which resulted in a negative impact to our revenue in 2020.

Following the third quarter of 2020, we have seen a year over year increase in Managed Services bookings, our net orders from customers, in each of the following quarters through the second quarter of 2021. That growth in bookings led to a 64% growth in overall revenue in the nine months ended September 30, 2021. While we have seen an increase in Managed Services bookings, there is still risk that bookings will not be recognized as revenue if customers cancel prior to the performance of service.

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

Other Income (Expense). Other income (expense) consists primarily of interest income for interest earned or changes in the value of our foreign assets and liabilities and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar. For 2021, it also includes gain on the forgiveness of debt.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table sets forth a summary of our consolidated statements of operations and comprehensive loss and the change between the periods:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$7,607,546	$4,036,120	$3,571,426	88%

Costs and expenses:
Cost of revenue (exclusive of amortization)	3,975,532	1,701,770	2,273,762	134%
Sales and marketing	2,240,936	1,403,037	837,899	60%
General and administrative	2,670,785	1,827,267	843,518	46%
Depreciation and amortization	220,453	372,483	(152,030)	(41)%
Total costs and expenses	9,107,706	5,304,557	3,803,149	72%
Loss from operations	(1,500,160)	(1,268,437)	(231,723)	18%
Other income (expense):
Interest expense	(1,558)	(16,448)	14,890	(91)%
Other income, net	20,961	30,085	(9,124)	(30)%
Total other income (expense), net	19,403	13,637	5,766	42%
Net loss	$(1,480,757)	$(1,254,800)	$(225,957)	18%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended September 30,
	2021		2020		$ Change	% Change
Managed Services Revenue	7,153,517	94%	3,513,806	87%	$3,639,711	104%

Marketplace Spend Fees	89,196	1%	120,630	3%	(31,434)	(26)%
License Fees	354,850	5%	396,549	10%	(41,699)	(11)%
Other Fees	9,983	—%	5,135	—%	4,848	94%
SaaS Services Revenue	454,029	6%	522,314	13%	(68,285)	(13)%

Total Revenue	$7,607,546	100%	$4,036,120	100%	$3,571,426	88%

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
Managed Services is generated when a marketer (typically a brand, agency or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services. Managed Services revenue during the three months ended September 30, 2021, increased by $3.6 million or 104% to $7.2 million compared to $3.5 million for the same period in 2020, primarily due to increased orders from new and existing customers returning to and expanding their marketing efforts through sponsored social marketing as compared to the prior year period when customers were limiting marketing efforts in light of the COVID-19 uncertainties.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, BrandGraph, and Shake platforms, along with the license and support fees to access the platform services.

•Marketplace Spend Fees decreased by $31,434 to $89,196 for the three months ended September 30, 2021 compared to $120,630 for the same period in 2020, primarily as a result lower spend levels from our marketers and lower average fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased during the three months ended September 30, 2021 to $354,850 compared to $396,549 in the same period of 2020. The decrease in IZEAx license fees was offset by an increase in subscriptions for BrandGraph and IZEAx Discovery services. Prior to 2021, the subscription fees for BrandGraph and IZEAx Discovery were classified under Other Fees, but these amounts from 2020 have been reclassified under License Fees to conform with their 2021 classification.
•Other Fees revenue increased by $4,848, or approximately 94%, for the three months ended September 30, 2021 compared to the same period in 2020 due to an increase in plan fees assessed on user accounts.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2021 increased by $2,273,762, or approximately 134%, compared to the same period in 2020 primarily as a result of the increase in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 42% in 2020 to 52% in 2021 primarily due to a higher volume of larger customer contracts which generally carry higher overall delivery costs.

Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2021 increased by $837,899, or approximately 60%, compared to the same period in 2020. Advertising and marketing expenses increased $360,000 to further promote brand awareness and improve customer acquisition, satisfaction, and retention. Our payroll and personnel related expenses and stock compensation for sales and marketing personnel increased $368,000 as a result of increased commission and bonus expense due to the increase in customer bookings in the third quarter of 2021. Additionally, we began outsourcing certain sales support functions and adding new software solutions to assist personnel in 2021 resulting in an increase of $25,000 for contractors and $44,000 for software subscriptions.

General and Administrative
General and administrative expense for the three months ended September 30, 2021 increased by $843,518, or approximately 46%, compared to the same period in 2020. General and administrative expense for the three months ended September 30, 2021 increased due to a $685,000 increase in payroll, personnel related expenses, and stock compensation primarily as a result of an increase in annual salaries, and higher bonus and stock compensation expense due to the improved company performance in the third quarter of 2021. Contractor expenses increased $281,000 as we are increasing the number of internal and external engineers working on our technology offerings. These increases were partially offset by decreases in (i) rent expense of $39,000 due to the non-renewal of expiring office facility leases and (ii) non-renewal of investor relations contracts with a savings of $16,000.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2021 decreased by $152,030, or approximately 41%, compared to the same period in 2020.

Depreciation and amortization expense on property and equipment was $33,201 and $34,578 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense has decreased slightly due to the disposal of aging computer equipment in recent quarters.

Amortization expense was $187,381 and $340,195 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to intangible assets acquired in acquisitions was $72,222 and $237,657 for the three months ended September 30, 2021 and 2020, respectively, while amortization expense related to internal use software development costs was $115,159 and $102,538 for the three months ended September 30, 2021 and 2020, respectively. Amortization on our intangible acquisition assets is decreasing due to completion of amortization on certain intangible assets acquired in prior years while amortization on our internal software costs is increasing due to continued development and the release of BrandGraph and Shake in 2020.

Other Income (Expense)
Interest expense decreased by $14,890 to $1,558 during the three months ended September 30, 2021 compared to the same period in 2020 due primarily to the elimination of amounts owed on our acquisition costs payable and amortization thereon after July 2019.

The $9,124 increase in other income during the three months ended September 30, 2021 when compared to the same period in 2020 resulted primarily from higher levels of short term investments.
Net Loss
Net loss for the three months ended September 30, 2021 was $1,480,757, a $225,957 increase compared to the net loss of $1,254,800 for the same period in 2020. The increase in net loss was a result of the changes discussed above.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020
The following table sets forth a summary of our consolidated statements of operations and comprehensive loss and the change between the periods:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$19,521,917	$11,934,827	$7,587,090	64%

Costs and expenses:
Cost of revenue (exclusive of amortization)	9,664,543	5,256,536	4,408,007	84%
Sales and marketing	6,622,128	4,154,871	2,467,257	59%
General and administrative	7,865,510	6,165,597	1,699,913	28%
Impairment of goodwill	—	4,300,000	(4,300,000)	(100)%
Depreciation and amortization	949,906	1,250,859	(300,953)	(24)%
Total costs and expenses	25,102,087	21,127,863	3,974,224	19%
Loss from operations	(5,580,170)	(9,193,036)	3,612,866	(39)%
Other income (expense):
Interest expense	(24,090)	(42,542)	18,452	(43)%
Other income (expense), net	2,019,379	26,175	1,993,204	7,615%
Total other income (expense), net	1,995,289	(16,367)	2,011,656	(12,291)%
Net loss	$(3,584,881)	$(9,209,403)	$5,624,522	(61)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Nine Months Ended September 30,
	2021		2020		$ Change	% Change
Managed Services Revenue	$18,139,370	93%	$10,129,210	85%	$8,010,160	79%

Marketplace Spend Fees	269,160	1%	482,817	4%	(213,657)	(44)%
License Fees	1,082,734	6%	1,291,002	11%	(208,268)	(16)%
Other Fees	30,653	—%	31,798	—%	(1,145)	(4)%
SaaS Services Revenue	1,382,547	7%	1,805,617	15%	(423,070)	(23)%
Total Revenue	$19,521,917	100%	$11,934,827	100%	$7,587,090	64%

Managed Services revenue during the nine months ended September 30, 2021 increased by $8.0 million or 79% to $18.1 million compared to $10.1 million the same period in 2020, primarily due to increased orders from new and existing customers returning to and expanding their marketing efforts through sponsored social marketing as compared to the prior year period when customers curtailed marketing efforts in light of the COVID-19 uncertainties.
SaaS Services revenue during the nine months ended September 30, 2021 decreased 23% from the same period in 2020, as follows:
•Marketplace Spend Fees decreased by $213,657 for the nine months ended September 30, 2021 when compared with the same period in 2020, primarily as a result of lower spend levels from our marketers and lower average fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents the net margins on this business.
•License Fees revenue decreased during the nine months ended September 30, 2021 to $1,082,734 compared to $1,291,002 in the same period of 2020. The decrease was a result of the implementation of a competitive standardized pricing system for all new and renewing IZEAx license fee customers in 2020 that was at a lower price point than the former licensing contracts put in place prior to 2020. The decrease in IZEAx license fees was offset by an increase in subscriptions for BrandGraph and IZEAx Discovery services. Prior to 2021, the subscription fees for BrandGraph and IZEAx Discovery were classified under Other Fees, but these amounts from 2020 have been reclassified under License Fees to conform with their 2021 classification.
•Other Fees revenue decreased $1,145 for the nine months ended September 30, 2021 compared to the same period in 2020 due to a decrease in the amount of inactivity fees assessed on user accounts.

Cost of Revenue
Cost of revenue for the nine months ended September 30, 2021 increased by $4,408,007, or approximately 84%, compared to the same period in 2020 primarily as a result of the increase in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 44% in 2020 to 50% in 2021 primarily due to a higher volume of larger customer contracts which generally carry higher overall delivery costs.

Sales and Marketing
Sales and marketing expense for the nine months ended September 30, 2021 increased by $2,467,257, or approximately 59%, compared to the same period in 2020. Advertising and marketing expenses increased $1,146,000 as a result of increased spend to increase brand awareness and improve customer acquisition, satisfaction, and retention. Our payroll and personnel related expenses and stock compensation for sales and marketing personnel increased $1,075,000 as a result of increased commission and bonus expense due to the increase in customer bookings year to date of 2021. Additionally, we began outsourcing certain sales support functions and adding new software solutions to assist personnel in 2021 resulting in an increase of $136,000 for contractors and $77,000 for software subscriptions.

General and Administrative
General and administrative expense for the nine months ended September 30, 2021 increased by $1,699,913, or approximately 28%, compared to the same period in 2020. General and administrative expense for the nine months ended September 30, 2021 increased due to a $1,276,000 increase in payroll and personnel related expenses primarily as a result of an increase in annual salaries, and higher bonus and stock compensation expense due to the improved company performance in the first two quarters of 2021. Contractor expenses increased $782,000 as we are increasing the number of internal and external engineers working on our technology offerings. These increases were partially offset by decreases in (i) rent expense of $255,000 due to the non-renewal of expiring office facility leases, (ii) non-renewal of investor relations contracts with a savings of $61,000, and (iii) reduced bad debt expense of $108,000 in 2021 after the outbreak of COVID-19 caused an increase in 2020.
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

Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2021 decreased by $300,953, or approximately 24%, compared to the same period in 2020.

Depreciation and amortization expense on property and equipment was $98,759 and $102,495 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense has decreased slightly due to the disposal of aging computer equipment as well as furniture and fixtures in recent periods.

Amortization expense was $851,147 and $1,148,364 for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to intangible assets acquired in acquisitions was $505,556 and $842,637 for the nine months ended September 30, 2021 and 2020, respectively, while amortization expense related to internal use software development costs was $345,591 and $305,727 for the nine months ended September 30, 2021 and 2020, respectively. Amortization on our intangible acquisition assets decreased due to completion of amortization on certain intangible assets acquired in prior years while amortization on our internal software costs increased due to continued development and the release of new platforms.

Other Income (Expense)
Interest expense decreased by $18,452 to $24,090 during the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to a reduction in our financing arrangements, including the line of credit with Western Alliance Bank, the PPP Loan, and finance charges on insurance premiums.

The increase in other income during the nine months ended September 30, 2021 when compared to the same period in 2020 resulted primarily from the gain on the forgiveness of debt totaling $1,927,220 on the PPP Loan, including the principal amount of $1,905,100 and accrued interest of $22,120.

Net Loss
Net loss for the nine months ended September 30, 2021 was $3,584,881, a $5,624,522 decrease in the net loss of $9,209,403 for the same period in 2020. The decrease in net loss was primarily the result of the impairment of goodwill recognized in 2020 as well as the debt forgiveness of the PPP Loan in 2021.

Key Metrics
We review information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may make changes to the key financial metrics that we use to measure our business in future periods.

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

The following tables set forth our Managed Services Bookings and the change between the periods:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Managed Services Bookings	$11,290,569	$4,022,528	$7,268,041	181%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Managed Services Bookings	$28,838,629	$10,698,329	$18,140,300	170%

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

The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended September 30,				QTD	QTD
	2021		2020		$ Change	% Change
Managed Services Gross Billings	$7,153,517	83%	$3,513,806	64%	$3,639,711	104%

Marketplace Spend Fees	1,105,516	13%	1,605,729	29%	(500,213)	(31)%
License Fees	354,850	4%	396,549	7%	(41,699)	(11)%
Other Fees	9,983	—%	5,135	—%	4,848	94%
SaaS Services Gross Billings	1,470,349	17%	2,007,413	36%	(537,064)	(27)%

Total Gross Billings	$8,623,866	100%	$5,521,219	100%	$3,102,647	56%

	Nine Months Ended September 30,				YTD	YTD
	2021		2020		$ Change	% Change
Managed Services Gross Billings	$18,139,370	80%	$10,129,210	63%	$8,010,160	79%

Marketplace Spend Fees	3,295,451	15%	4,702,383	29%	(1,406,932)	(30)%
License Fees	1,082,734	5%	1,291,002	8%	(208,268)	(16)%
Other Fees	30,653	—%	31,798	—%	(1,145)	(4)%
SaaS Services Gross Billings	4,408,838	20%	6,025,183	37%	(1,616,345)	(27)%
Total Gross Billings	$22,548,208	100%	$16,154,393	100%	$6,393,815	40%

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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(1,480,757)	$(1,254,800)	$(3,584,881)	$(9,209,403)
Gain on the forgiveness of debt	—	—	(1,927,220)	—
Non-cash stock-based compensation	229,039	108,568	633,219	356,846
Non-cash stock issued for payment of services	37,544	31,250	109,784	93,749
Interest expense	1,558	16,448	24,090	42,542
Depreciation and amortization	220,453	372,483	949,906	1,250,859
Impairment of goodwill	—	—	—	4,300,000
Other non-cash items	(13,732)	1,283	(21,522)	(22,423)
Adjusted EBITDA	$(1,005,895)	$(724,768)	$(3,816,624)	$(3,187,830)

Revenue	$7,607,546	$4,036,120	$19,521,917	$11,934,827

Adjusted EBITDA as a % of Revenue	(13)%	(18)%	(20)%	(27)%

Liquidity and Capital Resources
We had cash and cash equivalents of $74,451,857 as of September 30, 2021 as compared to $33,045,225 as of December 31, 2020, an increase of $41,406,632, primarily due to net proceeds received from the sale of our common stock, partly offset by operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception in 2006, which has resulted in a total accumulated deficit of $74,219,657 as of September 30, 2021. To date, we have financed our operations through revenue from operations, the sale of our equity securities, and proceeds from the PPP Loan.

Cash used for operating activities was $3,652,080 during the nine months ended September 30, 2021 and is primarily the result of operating losses during the period. Net cash used for investing activities was $4,088 during the nine months ended September 30, 2021 due to purchases and sales of our fixed assets. Net cash provided by financing activities during the nine months ended September 30, 2021 was $45,062,800, which consisted primarily of net proceeds of approximately $45.5 million from the sale of our common stock.

At the Market (ATM) Offering
On June 4, 2020 and January 25, 2021, we entered into ATM Sales Agreements with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we could offer and sell shares of our common stock through National Securities, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for aggregate purchase prices of up to $40 million and $35 million, respectively (the “ATM Offerings”). During the nine months ended September 30, 2021, we sold 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46,544,688. From June 4, 2020 through April 15, 2021, we sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $74,999,784 in the ATM Offerings under our shelf registration statement on Form S-3 (File No. 333-238619). The June 2020 and January 2021 Sales Agreements were each terminated following the sale of all shares of common stock available to be sold thereunder.
On June 21, 2021, we entered into a third ATM Sales Agreement with National Securities Corporation, as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time, through National Securities, for aggregate purchase prices up to $100 million by any method deemed to be an ATM Offering under our shelf registration statement on Form S-3 (File No. 333-256078). No sales have been made under this agreement as of September 30, 2021.

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

Financial Condition
We have seen impacts on our operations due to changes in advertising decisions, timing, and spending priorities from our customers as a result of COVID-19, which has had and may continue to have a negative impact to our expected future sales and valuation estimates. With our cash on hand as of September 30, 2021, we expect to have sufficient cash reserves and financing sources available to cover expenses at least one year from the issuance of this Quarterly Report based on our current estimates of revenue and expenses for the next twelve months. While the disruption caused by COVID-19 is currently expected to be temporary, it is generally outside of our control and there is uncertainty around the duration and the total economic impact. Therefore, this matter could have a further material adverse impact on our business, results of operations, and financial position in future periods.

Off-Balance Sheet Arrangements
We did not engage in any activities involving variable interest entities or “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2021, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial and accounting officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of November 10, 2021, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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
Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. Recently, our common stock has experienced extreme price and volume volatility. From January 1, 2020 to December 31, 2020, the closing price of our common stock ranged from a low of $0.13 on March 18, 2020 to a high of $2.82 on June 11, 2020, with an average daily trading volume of 6.7 million shares. On January 25, 2021, the price increased to an intraday high of $7.45 per share (a 52-week high) and 25.3 million shares were traded. By comparison, during the three months ended June 30, 2021, the closing price of our common stock averaged $3.28 with an average daily trading volume of 3.7 million shares and, during the three months ended September 30, 2021, the closing price of our common stock averaged $2.19 with an average daily trading volume of 1.0 million shares.

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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended September 30, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada corporation

November 10, 2021	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

November 10, 2021	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)