Form 10-K
period 2021-12-31
IZEA Worldwide, Inc.
filed 2022-03-31
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1317 Edgewater Dr., # 1880, Orlando, FL	32804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was $150,963,427 based on the closing bid price of the registrant's common stock of $2.55 per share on June 30, 2021 (the last trading day prior to the end of the registrant's most recently completed second fiscal quarter). All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

 As of March 22, 2022, there were 62,176,505 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K for the period ended December 31, 2021

i

PART I

Explanatory Note
On March 17, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of IZEA Worldwide, Inc. ("the Company") concluded, in consultation with the Company's management and BDO USA, LLP ("BDO"), the Company's independent registered public accounting firm, that the Company’s previously issued interim financial statements included in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively, the "Restated Periods") should be restated to apply adjustments to certain liabilities, associated costs, and revenues which are derived from such costs, as described below, and should therefore no longer be relied upon. The Company is restating the financial statements for the Restated Periods in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). The Company determined that the previously issued financial statements for the year ended December 31, 2020, and the interim periods ended March 31, 2021, June 30, 2021, and September 30, 2021, were not materially impacted, and do not require restatement.
The aggregate effect of the adjustments on revenues is less than 2 percent for the year ended December 31, 2020, and that the effect on 2021 revenues is positive.
During the preparation of the Company's 2021 Form 10-K, management conducted a review of the Company’s recognition of liabilities and associated costs relating to the Company’s managed services within its IZEAx platform ("Managed Services"), in connection with which the Company enters into contracts with marketers for creators to produce sponsored social services content (“Sponsored Content”) and post it on one or more approved social media platforms. The Company's Terms of Service state that Sponsored Content posted in response to a marketer's request (an "Opportunity") must remain linked and live for a minimum of forty-five (45) consecutive days (unless otherwise specified in the Opportunity) to validate the fulfillment of the Opportunity and for the creator to earn compensation for the posted Opportunity. Historically, the Company has reported liabilities and associated costs for Sponsored Content, as well as the related revenues, at the conclusion of the 45-day posting period, such that all liabilities, associated costs, and related revenues of Sponsored Content posted within 45 days prior to the end of a reporting period were recorded in the subsequent reporting period.
Following consultation with the Company's management, the Audit Committee determined that a portion of the liability and associated cost of the Sponsored Content should have been accrued upon its initial posting (delivery) based on the number of posting days during the reporting period in which such Sponsored Content was posted. The Company recognizes its Managed Services revenue using an input method of costs incurred compared to the total of expected costs; as such, the timing of the accrual of Sponsored Content costs affects the related Managed Services revenue recognized during each period.
The Company has analyzed the impact of the adjusted Managed Services cost accrual on revenue in previously reported financial results. Revenue for the three months ended March 31, 2020, is $439,193, or 9%, less than the revenue reported in the Quarterly Report on Form 10-Q for such period, that revenue for the three months ended June 30, 2020, is $85,222, or 3%, less than the revenue reported in the Quarterly Report on Form 10-Q for such period, and that revenue for the three months ended September 30, 2020, is $171,434, or 4%, more than the revenue reported in the Quarterly Report on Form 10-Q for such period. Revenue for the six months ended June 30, 2020 is $524,415, or 7%, less than the revenue reported in the Quarterly Report on Form 10-Q for such year-to-date period, and that revenue for the nine months ended September 30, 2020, is $352,981, or 3%, less than the revenue reported in the Quarterly Report on Form 10-Q for such year-to-date period. Revenue for the twelve months ended December 31, 2020 is $362,348, or 1.98%, less than revenues previously reported for such period. The impacts of the adjustments are summarized in Notes 2 and 13.
The Audit Committee is committed to addressing the issues identified and is conducting a review of the Company’s accounting policies pertaining to the recognition of revenue and costs.
In addition to the standard required financial statements for the year ended December 31, 2021, this Annual Report on Form 10-K includes (i) unaudited restated interim financial statements for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020, (ii) audited revised consolidated financial statements for the year ended December 31, 2020, and (iii) unaudited revised interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Unless otherwise stated, all amounts and disclosures included in this Form 10-K have been revised to reflect the restatement and revisions.
Previously Filed Reports
We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. Therefore, we do not plan to amend our previously filed Quarterly Reports on Form 10-Q for the Restated Periods. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. The financial information that has been previously filed or otherwise reported for the Restated Periods is superseded by the information in this Annual Report.
For discussions of the restatement adjustments, see Item 1A, “Risk Factors” and Item 8, “Financial Statements,” including Notes 2 and 13 of the Notes to the Consolidated Financial Statements.
Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:
•risks related to the Restatement, including, without limitation, potential inquiries from the SEC and/or the Nasdaq Capital Markets, the potential adverse effect on the price of our common stock, and possible claims by our stockholders or otherwise;
•the impact of the COVID-19 pandemic on our operations, financial condition, and the worldwide economy;
•the impact of the Ukraine crisis and ramifications of sanctions against Russia;
•customer cancellations;
•any erroneous or inaccurate estimates or judgments relating to our critical accounting policies;
•our ability to raise the additional funding needed to fund our business operation in the future;
•our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;
•our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•our ability to protect our intellectual property and other proprietary rights;
•our ability to maintain and grow our business;
•results of any future litigation and costs incurred in connection with any such litigation;
•competition in the industry;
•variability of operating results;
•our ability to maintain and enhance our brand;
•accuracy of tracking the number of user accounts;
•any security breaches or other disruptions compromising our proprietary information and exposing us to liability;
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

•the potential liability concerning actions taken by our existing and past employees;
•any losses or issues we may encounter as a consequence of accepting or holding digital assets;
•risks associated with doing business internationally; and
•the other risks and uncertainties described in the Risk Factors section of this Annual Report.
All forward-looking statements in this document are based on current expectations, intentions, and beliefs using information available to us as of the date of this Annual Report; we assume no obligation to update any forward-looking statements, except as required by law. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

ITEM 1 – BUSINESS
Our Mission
Our mission is to champion the world's creators by helping them monetize their content, creativity, and influence.
Corporate Information
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA,” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, we formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada, to provide sales and support for IZEA's Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and, in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). ZenContent, Ebyline, and TapInfluence were merged into IZEA in December 2017, December 2019, and December 2020, respectively.
Our Company is based in Orlando, Florida, but intends to operate as a virtual-first company, with all of our employees working remotely since March 16, 2020.
Our Business
We create and operate online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as Instagram influencers, TikTok influencers, YouTube stars, designers, photographers, and writers (“creators”). Marketers also engage us to gain access to our industry expertise, data, and analytics. Our primary technology platform, the IZEA Exchange (“IZEAx”), is designed to provide a unified ecosystem that enables the creation and publication of multiple types of content to be completed at scale.
We provide value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. While the majority of marketers engage us to perform these services (the “Managed Services”) on their behalf, they may also use our marketplaces to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing our technology.
Influencer Marketing. We work with marketers to enable influencer marketing campaigns at scale. A subset of influencer marketing known as “Sponsored Social” is when a company compensates creators to share sponsored content with the creators’ social network followings. This sponsored content is within the body of the content stream. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost. We have focused on scaling our product and service offerings ever since, including acquiring TapInfluence in July 2018 and launching Shake and BrandGraph in 2020.
Custom Content. We also work with marketers to augment or replace their content development efforts. Our network of creators produces editorial and marketing content that can be published both online and offline. Our network of creators includes professional journalists, subject matter experts, bloggers, and everyday content creators, allowing our customers to produce content ranging from complex white papers to simple product descriptions. Many of our content customers use this service to create a steady stream of posts for their corporate blogs. We first began offering custom content services in 2015 after acquiring Ebyline, a leading marketplace in the editorial content space, and continued to expand this offering with our acquisition of ZenContent in July 2016, a company that predominantly focused on e-commerce-related asset creation.
Our Platforms
IZEAx. The platform is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through our creators’ websites, blogs, and social media channels, including, among others, Twitter, Facebook, YouTube, Twitch, and Instagram. We extensively use this platform to manage influencer marketing campaigns on behalf of our marketers. This platform is also available directly to our marketers as a self-service tool and a licensed white label product. IZEAx was engineered from the ground up to replace all of our previous platforms with an integrated offering that is improved and more efficient.
BrandGraph. In March 2020, we launched BrandGraph, a social media intelligence platform. BrandGraph is heavily integrated with IZEAx, and both platforms rely heavily on data from each other, but it is also available as a stand-alone platform. BrandGraph offers marketers an analysis of share-of-voice, engagement benchmarking, category spending estimates, influencer identification, and sentiment analysis. The platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. It aggregates and analyzes content data to provide insights for marketers across their competitive landscapes that are particularly useful to influencer marketing professionals, including our managed services team.

Shake. In November 2020, we launched Shake, a new online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform is aimed at digital creators seeking freelance “gig” work. Creator’s list available “Shakes” on their accounts on the platform. Marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant.
Legacy Platforms
Ebyline. In January 2015, we acquired Ebyline and its technology platform to source and compensate creators for the creation and delivery of professional editorial content. Ebyline was initially designed as a self-service content marketplace to replace editorial newsrooms located in the news agencies with a “virtual newsroom” of creators to produce their content needs and handle their workflow. After the acquisition, we began to utilize the creators in the Ebyline platform to create professional custom content for brands, in addition to the self-service functionality used by newspapers. We have been incorporating certain functions of this platform into IZEAx to have one consolidated platform in the future. By December 2019, we migrated all remaining customers into our IZEAx platform and dissolved the Ebyline entity.
ZenContent. In July 2016, we acquired ZenContent, including its custom content creation workflow technology and database of creators. ZenContent’s platform enabled us to produce highly scalable, multi-part content for e-commerce entities and brand customers. The ZenContent platform allowed us to parse work out to a wide array of qualified creators who together could develop custom content assets with unmatched quality, speed, and price. Our campaign fulfillment team utilized this platform to service orders for custom content until December 2020.
TapInfluence. In July 2018, we acquired TapInfluence and its technology platform. TapInfluence marketed and sold software-as-a-service “SaaS” software complementary to IZEA’s existing influencer marketing products and services. We incorporated certain functions of this platform into IZEAx and improved influencer discovery and content workflow to have one consolidated platform. Throughout 2019, users of this platform were migrated over to IZEAx. We discontinued the use of this platform in March 2020.
IZEAx, BrandGraph, Shake, Ebyline, ZenContent, and TapInfluence were designed with the same purpose: to streamline transactions between our internal campaign fulfillment team, marketers, and creators. We utilize these proprietary technologies to create efficiencies and economies of scale for all parties. These platforms' knowledge base and technology provide marketers with access to an extensive network of creators and complete workflow management, content control, payment processing, and related performance tracking.
We believe that IZEAx improves our ability to efficiently match marketplace participants as the number of marketers and creators using the platform increases. To date, we have completed over 3.9 million influencer and content marketing transactions for customers ranging from small local businesses to Fortune 500 companies. We consider each piece of custom content, sponsored post, or other updates as an individual transaction so long as the creator of that content is being compensated for the transaction.
Industry Background and Trends
When IZEA first launched PayPerPost in 2006, the concept of a brand paying bloggers to create sponsored content on their blogs was highly controversial among marketers and content creators. The idea was introduced when there were no ads on Facebook, YouTube, or Twitter, and social media was largely void of corporate marketing messages. Over the past fifteen years, the landscape has dramatically changed. Today, strategic engagement of online influencers is table stakes for modern brands - largely in part to changes in consumer behavior and the large-scale adoption of social media platforms. Similarly, those same companies are now producing custom marketing content for their social channels and embracing influencer marketing as a means to reach their customers.
While industry research indicates that brand spending on influencer and content marketing has grown dramatically in the last several years, the business processes and practices have not evolved in a meaningful way for the majority of buyers and sellers. The markets that we operate in are highly fragmented, highly competitive, and primarily limited by the current inefficiencies inherent in our space. Most marketers have been forced to utilize a variety of execution partners and manual processes to navigate the complicated landscape, often resulting in low returns on their time investment or, worse-yet, questionable results. We believe this is mainly due to marketers and creators lacking an efficient way to identify and engage each other in a marketplace of scale.
At the same time, influencers and content creators seeking to monetize their communities and work product face significant challenges in making marketers aware of their services and finding quality brands motivated to sponsor them. In addition, those creators with smaller followings lack the individual influence and audience needed to warrant the processing of a micro-transaction. In many cases, it costs a marketer more money to issue a traditional check to a nano influencer than the value of the sponsorship payment itself. Further complicating the sponsorship process for both parties are federal regulations around social media endorsements, tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many marketers would prefer to be “part of the conversation,” we believe the complexity and cost of individual sponsorship often deter them from doing so.
We believe that addressing the current efficiency and measurable success challenges via technology represents a significant opportunity. IZEA ultimately solves these challenges with targeted, scalable marketplaces that aggregate content creators and marketers. In doing so, we offer an efficient, innovative way for creators and marketers of all sizes to find each other and form a compensated relationship.
Our Business Model
Since our inception in 2006, we have worked diligently to establish and leverage key strengths in our business model, including:
A culture of innovation and creativity. We believe the only way to survive and thrive in our rapidly changing world is to change ahead of it. We are in a state of constant evolution and re-invention; this is “The IZEA Way.” We have created a culture committed to innovation and creativity that challenges convention, takes calculated risks, and breaks new ground. IZEA team members are protective and proud of our culture by applying its “humble, yet hungry” attitude to all facets of our business. Our people and their innovations ultimately provide us with what we see as our most significant competitive advantage.
First-mover advantage. We believe that by pioneering the modern influencer marketing industry and investing heavily in innovation, acquisitions, and marketing, we have acquired a vast amount of industry knowledge, market insights, and technology. Over time, the software foundation we have built is expansive with the amount of actionable data we have accumulated from our network of creators and the execution of customer programs. Those new to the space face a significant technology investment requirement and steep learning curve to compete in a complex and rapidly evolving industry.
Best in class technology. We believe that the feature sets in our platforms are among the most comprehensive for those seeking to execute influencer marketing campaigns. While our industry has a broad and fragmented set of competitors offering various technology solutions, we have developed a complete, enterprise-grade solution for those seeking to execute large-scale influencer marketing campaigns from beginning to end.
Experienced management team, board of directors, and strategic advisors. Our management team includes a highly experienced team of entrepreneurs and executives from the digital media, technology, and entertainment industries and outstanding board members, who are experts in their respective fields. See Item 10 under Part III of this Annual Report for details.
Our Growth Strategy
After over fifteen years of working in and developing the influencer and content marketing categories, we believe our business model is market-tested, and our industry is well-established. Our development efforts have included assembling a diverse and experienced senior management team and engineering team, launching, and optimizing our proprietary marketplaces, developing a cross-platform sales force, and refining our message to the market. Key elements of our strategy to accelerate revenue growth and continue product development include:
Software + Service. IZEA’s flexible client engagement model appeals to agency and brand customers with various need states. We structure content and influencer marketing programs that align with our customers’ goals, resources, and profiles. IZEA clients can license our software to run their programs, hire our team for fully outsourced managed services, or engage us in a hybrid model that combines access to our software with collaborative execution.
Product development. Since 2009, we have invested over $34.1 million in engineering resources and product development, creating a meaningful competitive moat of features and functionality in our platform. We continue to recruit additional engineering and product innovation team members to enhance IZEAx, Shake, and BrandGraph, and to develop new technology ideas within these platforms that complement our mission as a company.
Large network of users. IZEA is a driving force in the broader “creator economy,” allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity, and influence through our platform. As of December 31, 2021, we had more than 996,500 user accounts in IZEAx. These accounts have connections to over 1,080,000 social media accounts with an approximate aggregate reach of 10.7 billion non-unique fans and followers of IZEAx creators. Our total number of user accounts may be higher than our actual individual creators because some creators may have created multiple user accounts.
Creators can join our platforms for free, but they may also choose to pay to upgrade their accounts to enable additional services and benefits. We compensate these individuals for producing content for our market clients or distributing it on behalf of brands through their websites, blogs, and social media channels. We continually seek ways to increase our creators’ ability to generate revenue.

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
Sales and Marketing
We primarily sell influencer marketing and custom content campaigns through our sales team and platforms. We target regional, national, and global brands and advertising agencies in the following ways:
Client Development Team. Our client development team is assigned a geographic region or specific markets, primarily within the United States and Canada. Team members are responsible for identifying and managing sales opportunities to brands and agencies seeking to outsource some or all of the planning and production of their content and advertising needs.
SaaS Sales Team. The SaaS Sales team initiates SaaS license opportunities with brands and agencies who seek to utilize additional functionality on our platforms on a self-service basis to facilitate custom content and influencer marketing campaigns.
Self-Service. IZEA offers a version of IZEAx, called IZEAx Discovery, tailored to customers focused only on identifying influencers. Customers who need influencer discovery software can license this technology by signing up directly with a credit card on the IZEA website without speaking to a sales representative. Our Shake platform is 100% self-service and has no sales team. Marketers who would like to hire creators do so by entering their credit card information on the Shake website to purchase a “Shake” from a creator.
Industry Acumen. Our team possesses strong marketing and advertising background. We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team, growing our creator network, and driving self-service sign-ups to our platforms. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for our software and services. We rely on a growing number of channels in this area, including third-party social media platforms (e.g., Facebook and YouTube), paid search engine marketing, content marketing, influencer marketing, and virtual events.
Customers and Revenue
We generate revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and Shake platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (“Other Fees”).
As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 7 herein, revenue from Marketplace Spend Fees is reported on a net basis. Revenue from all other sources, including Managed Services, License Fees, and Other Fees, are reported on a gross basis. We further categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees, and Other Fees.
We provide services to customers in multiple industry segments, including consumer products, retail/e-tail, lifestyle, technology, and travel. Our business serves advertising and public relations agencies, brands, and companies directly. In many cases, influencer marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand.
We generate the majority of our revenue from our Managed Services customers. Managed Services accounted for approximately 94% and 87% of our revenue during the twelve months ended December 31, 2021, and 2020, respectively. SaaS Services accounted for approximately 6% and 13% of our revenue during the twelve months ended December 31, 2021, and 2020, respectively.
Changes in how we control and manage our platforms, contractual terms, business practices, or other changes in accounting standards or interpretations may change our revenue reporting. See “Note 1. Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for more information as it relates to our revenue recognition policies.
The majority of our customers are located in the United States and Canada. We had one customer that accounted for 14% of our revenue during the twelve months ended December 31, 2021, and one customer that accounted for 13% of our revenue during the twelve months ended December 31, 2020. Revenue from our Canadian customers accounted for approximately $0.6 million (2%) and $1.0 million (6%) of our revenues during the twelve months ended December 31, 2021, and 2020, respectively.

Technology
IZEAx and Shake span multiple social networks and digital creative services. We aggregate creators in our platforms, which allows us to create scale and choice for marketers. We provide the ability to find and collaborate with our creators based on a variety of software rules, filters, and data enrichment. Our self-service platforms service all business types and sizes, ranging from Fortune 500 customers to small agencies and brands. We provide trackable results for influencer marketing campaigns by automatically embedding tracking links and pixels and support for third-party tracking. IZEA technology includes content review and approval, dashboards for real-time reporting, and digital asset management.
Privacy and Security
We are committed to protecting the personal privacy of our marketers and creators. Any personal information that we collect is processed under our Privacy Notice, and we employ reasonable and appropriate administrative, physical, and technical safeguards to protect personal information.
Product Development
Our product development team is responsible for platform and infrastructure development, application development, user interface, application design, enterprise connectivity, Internet applications and design, quality assurance, documentation, and release management. Among our core strengths is our knowledge of and experience in launching and operating scalable content and influencer marketing marketplaces. Our product development expenses include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our development team, along with hosting and software subscription costs. These costs were approximately $5.9 million and $3.8 million for the years ended December 31, 2021, and 2020, respectively, and are included in general and administrative expenses.
We launched IZEAx in March 2014 and unveiled our latest version 3.0 of the platform in April 2019. We continue to add new features and additional functionality to this platform each year. These new features enable our platform to facilitate the contracting, workflow, and delivery of direct content and provide for invoicing, collaborating, and direct payments for our SaaS customers. We incurred and capitalized software development costs of zero and $363,793 in our balance sheet during the years ended December 31, 2021, and 2020, respectively.
Our team believes that relentless innovation is the only way to achieve long-term growth. We consistently invest in new technology inside and outside of our current software platforms. The launch of Shake and BrandGraph during the pandemic in 2020 underscores that commitment. We intend to continue to invest in creating new technology additions that complement our core offerings.
Competition
We face competition from multiple companies in the influencer and content marketing categories. Direct and indirect competitors in the influencer marketing space include Facebook, TikTok, YouTube, Linqia, and Upfluence. We also face competition in the creator economy from companies such as Fiverr and Upwork. In addition, there are many traditional advertising agencies, public relations firms, and niche consultancies that provide content development and conduct manual influencer outreach programs.
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
Proprietary Rights
Proprietary rights are crucial to our success and competitive position. To evolve and secure our proprietary rights, we rely on intellectual property and trade secret laws, confidentiality procedures, and contractual provisions.
As of December 31, 2021, we owned 51 trademarks (35 domestic trademark registrations in the United States and 16 foreign registrations on the International Register) and had 10 total pending applications in the United States, Canada, and Nigeria. During the year ended December 31, 2021, we abandoned 2 inactive U.S. trademarks. As of December 31, 2021, we also owned approximately 343 domain names related to the various aspects of IZEA’s products and services.

Government Regulation
We are subject to many foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted by regulators or in the courts in ways that could adversely affect our business model. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by several claims. These regulations and laws may involve taxation, tariffs, privacy and data protection, consumer protection, content, copyrights, distribution, electronic contracts and other communications, and online payment services. In addition, governments may seek to censor content available on our platforms or attempt to block access to our platforms. Accordingly, adverse legal or regulatory developments could substantially harm our business.
We are subject to various federal, state, and international laws and regulations governing privacy, information security, and data protection laws (“Privacy Laws”). Legislators and/or regulators in countries in which we operate are increasingly adopting or revising Privacy Laws. All U.S. states have passed data breach notification laws, and others have adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. In particular, California passed a broad-reaching consumer privacy law in June 2018, which went into effect on January 1, 2020, called the California Consumer Privacy Act (“CCPA”). In response to the CCPA, IZEA posted an updated California Privacy Notice on its websites. Virginia’s Consumer Data Protection Act (“CDPA”) will come into effect on January 1, 2023, which is also when the California Privacy Rights and Enforcement Act of 2020 (“CPRA”) will take effect. The U.S. Congress also is considering the implementation of a national Privacy Law. Outside the U.S., the EU’s General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, has an extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater). In 2018, Brazil passed a law similar to GDPR and other countries are considering similar laws. Enforcement of Privacy Laws also has increased over the past few years. Accordingly, new and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection, information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities.
The U.S. Digital Millennium Copyright Act has provisions that limit but do not eliminate our liability for linking to third-party websites. These websites may contain materials that infringe copyrights or other intellectual property rights of third parties. We must comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
As an e-commerce service provider, we are subject to Section 5 of the Federal Trade Commission Act of 1914 (the “FTC Act”), which prohibits unfair or deceptive acts or practices, including advertising and marketing on the Internet. Many states have consumer protection laws similar to the FTC Act with the purpose of prohibiting unfair and deceptive business practices. In some instances, we are retained by marketers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. In addition to those requirements, the marketers, creators, and agencies that use our platforms are subject to specific guidelines and regulations regarding online advertising, such as the Dot Com Disclosures - Information about Online Advertising, issued by the Federal Trade Commission (the “FTC”), the FTC’s Enforcement Policy Statement on Deceptively Formatted Advertisements, issued in 2015, and the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Endorsement Guide) which were adopted in 2009, updated and reissued by the FTC in 2013, and further clarified in 2015 and are regularly enforced. The Endorsement Guide, for example, significantly extends the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging, posting on Instagram, tweeting, and other online postings of sponsored advertisements by a creator. In particular, the Endorsement Guide provides that creators must always clearly and conspicuously disclose the material connection between the creator and the marketer, such as if they received consideration for blogging or posting about a particular product, service, brand, or the like, whether the consideration comprises something tangible (i.e. cash, discounts, objects that are provided to them at no cost, even for testing purposes) or intangible (such as accolades and more prominent future blogging or posting opportunities). In addition, the creator must not make claims about the product or service they are discussing that go beyond what the marketer could say about the product or service. The Endorsement Guide further provides that the marketer should ensure that creators speaking on its behalf are provided guidance and training needed to ensure their claims, statements, and representations are truthful, transparent, and properly substantiated, and monitor the activities of creators speaking on its behalf. If a creator, blogger, agency, or marketer should fail to comply with the Dot Com Disclosures, the Endorsement Guide, or any other FTC rule, regulation, or policy, which may be manifest by making deceptive, misleading, or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise, then various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability as a result of such non-compliance. In the event it was found that we (or one of our marketer customers) failed to comply with the FTC Act or state consumer protection laws, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease certain aspects of our operations. Other countries, such as Canada and EU member states, also have laws, regulations, and rules that mirror the FTC Endorsement Guide and similar consumer protection laws and guidance.
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
Mandatory Disclosure. Our terms of service require the disclosure of the sponsored relationship between the marketer and creator. By default, a “sponsorship” cannot be published through the platform unless a phrase or paragraph disclosing the sponsored relationship is included. For example, a creator is required to select one of several disclosure phrases such as “sponsored,” “advertisement” or “ad” before the publication of a tweet or a post. Other social sponsorship forms may be monitored through a Disclosure Audit tool that monitors posts on an ongoing basis to ensure they continue to include disclosure after the initial posts are approved. Failure to disclose the sponsored relationship violates our terms of service, which may result in the withholding of payment for the sponsorship and the creator being removed from our network.
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
Transparency of Identity. Our platforms are designed to be an open, safe environment for our marketers, creators, and users. We do not cloak the identities of marketers or creators. Both parties involved in a potential transaction can see each other's profiles and make informed decisions before engaging with each other.
Pre-Publication Marketer Review. Marketers may choose to review their sponsored content before it is published and to request a change to the sponsored content before publication in the case of factual inaccuracies.
Reporting Violations. We have zero tolerance for violations of our terms of service and encourage the reporting of violations directly to IZEA. If violations are reported, we promptly investigate them and in appropriate cases, marketers, creators, and users are removed from our network and prohibited from using our sites.
We believe and have included requirements within our terms of service, based on positions taken by certain federal courts and the FTC, that communications and messages disseminated by our platform users are subject to and must comply at all times with CAN-SPAM Act of 2003 (Controlling the Assault of Non-Solicited Pornography and Marketing Act) requirements.
To date, we have not been materially impacted by the rules governing messaging over social media networks and social sponsorship, including the CAN-SPAM Act and the Telephone Consumer Protection Act of 1991. However, we cannot predict the impact of future regulations on us and marketers and creators who use our platforms, nor can we predict the effects of attempts to circumvent our mechanisms designed to ensure compliance.
Employees
As of December 31, 2021, we had a total of 131 employees, of which 125 were full-time employees, including 44 in sales and marketing, 38 in campaign fulfillment, 33 in technology and development, and 16 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

Available Information
IZEA was founded in February 2006 under the name PayPerPost, Inc. and became a public company incorporated in the state of Nevada in May 2011. Effective August 20, 2018, we changed our name from IZEA, Inc. to IZEA Worldwide, Inc.
 Our corporate address is 1317 Edgewater Dr. # 1880 Orlando, FL 32804 and our telephone number is (407) 674-6911. We maintain a corporate website at https://izea.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished according to Sections 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investor’s section of our website, or https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.
Investors and others should note that we use social media to communicate with our subscribers and the public about our Company, our services, new product developments, and other matters. Any information that we consider to be material to an investor's evaluation of our Company will be included in filings accessible through the SEC website and/or may be disseminated using our investor relations website (https://izea.com) and press releases. However, we encourage investors, the media, and others interested in our Company to also follow our social media channels: @izea on Twitter, @izea on Instagram, and IZEA on Facebook. The information contained in these social media channels is not part of and is not incorporated into, or included in, this Annual Report.

ITEM 1A – RISK FACTORS
You should carefully consider the factors discussed under this item regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks occur, our business, financial condition, or results of operation may be materially and adversely affected. In such a case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Risks Related to our Business and Industry
We have a history of annual net losses, expect future losses, and cannot assure you that we will achieve profitability.
We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $73.6 million as of December 31, 2021. For the twelve months ended December 31, 2021, we had a net loss of $3.1 million, including a $5.4 million loss from operations. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it. Therefore, we may need to raise capital through new financings, which could include equity financing, such as additional issuances of common stock under our “at the market offering” program, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, securities we issue may contain rights, preferences, or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are not available, we may be required to curtail or reduce our operations or forced to sell or dispose of our rights or assets. An inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation, and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.
Our business has been affected by the COVID-19 pandemic, and the continuing impacts of COVID-19 are highly unpredictable and could have a significant adverse effect on our business, results of operations, financial condition, and cash flow in the future.
Our operations, sales, and finances have been impacted by the COVID-19 pandemic. To protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020, and we allowed the leases for our company headquarters and temporary office spaces to expire at the end of their terms throughout 2020. We have not experienced any major declines in operating efficiency in our remote working environment and have decided to continue our work-from-home policy indefinitely as a virtual-first employer.
While we are able to maintain full operations remotely, the economic conditions caused by COVID-19 negatively impacted the business activity of our customers in 2020. We observed changes in advertising decisions, timing, and spending priorities from brand and agency customers, which resulted in a negative impact on our revenue in 2020.
Since the third quarter of 2020, we have seen continued increases in Managed Services bookings and net orders from customers, through the fourth quarter of 2021. That growth in bookings led to a 63% growth in overall revenue in the twelve months ended December 31, 2021 from the same period in 2020. While we have seen an increase in Managed Services bookings, there is still a risk that bookings will not be recognized as revenue if customers cancel prior to the performance of service.
We will continue to actively monitor the COVID-19 situation and may take further actions altering business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our future financial results.
We have transitioned to a remote workforce, which will subject us to certain operational challenges and risks and potential harm to our business.
In light of the uncertainty caused by the COVID-19 pandemic in 2020, specifically stay-at-home orders imposed by certain states and localities, we did not enter into a new lease for our corporate headquarters in Winter Park, Florida or our Canadian headquarters in Toronto, Canada and additionally vacated the various co-working facilities previously used by our team members. As a result, our workforce has shifted from in-person to remote work, and we are subject to the challenges and risks of having a remote workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those previously used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to robust technology, which could cause the networks, information systems, applications, and other tools available to those workers to be more limited or less reliable.

We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. The transition to remote working may also subject us to other operational challenges and risks. For example, our shift to remote working may adversely affect our ability to recruit and retain personnel who prefer an in-person work environment. Operating our business remotely could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. If we are unable to effectively transition to a fully remote workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
The Ukraine crisis could have a significant adverse effect on our business, results of operations, financial condition, and cash flow in the future.
The Ukraine crisis raises a host of potential threats and risk factors to consider even though we do not conduct business directly in the Ukraine or Russia. Sanctions brought against Russia will impact the import, export, sale, and supply of goods and services with companies located in the US and other regions. Many companies have ceased all operations in Russia with near and short term losses expected in the millions. This will have a negative impact on the global economy and effect economic and capital markets. A downturn in the economy could drive our customers to cancel or reduce existing bookings, which will result in a reduction in revenue.
In light of the dramatic sanctions imposed against Russia, we need to consider the threat of a cyber-attack. The US Cyber-security and Infrastructure Security Agency (“CISA”) recently issued a warning of the risk of Russian cyber-attacks on US networks and critical infrastructure. While we do not think we are a likely target of a cyber-attack, we will be diligent in our controls over IT and ensuring the protection of our companies, employees, vendors, and customers data. If we do fall victim to such attack, it could have an adverse effect on our business operations.
Impairment of our intangible assets has resulted in significant charges that adversely impact our operating results.
We assess the potential impairment of goodwill on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In March 2020, we identified a triggering event due to the reduction in projected revenue related to COVID-19 and the continuation of a market capitalization below our carrying value and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. We performed an interim assessment of goodwill and determined that the carrying value of the Company’s reporting unit as of March 31, 2020, exceeded the fair value. Therefore, we recorded a $4.3 million impairment of goodwill in the twelve months ended December 31, 2020. In October 2021, the time of our annual review of goodwill and our finite-lived intangible assets, we determined that there were no triggering events requiring further analysis. Future adverse changes in these or other unforeseeable factors could result in further impairment charges that would impact our results of operations and financial position in the reporting period identified.
We may experience losses or issues relating to transacting in and holding digital assets.
The use of digital assets to buy and sell goods and services is part of a new and rapidly evolving way of doing business. Growth in the adoption and use of digital assets is subject to a high degree of uncertainty. Market valuation of digital assets is highly volatile and could result in losses. Currently, digital assets are treated as an intangible asset and must be impaired if a triggering event occurs. The assets are impaired if the fair market value falls below the carrying value. Governmental regulations could also impose tighter restrictions on transacting in digital assets, such as anti-money laundering compliance.
We make numerous estimates or judgments relating to our critical accounting policies and these estimates create complexity in our accounting. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could change from investor expectations, which could cause our stock price to fall.
We are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in conformity with generally accepted accounting principles in the United States, or GAAP. Such estimates and assumptions include but are not limited to, judgments related to revenue recognition, stock based compensation, credit risk, and values surrounding software development, intangible assets and goodwill, and their economic useful lives.
Various factors contribute to complexity in our accounting. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Changes in how we control and manage our platforms, our contractual terms, our business practices, or other changes in accounting standards or interpretations, may change the reporting of our revenue on a gross to net or net to gross basis. As a result, we may experience significant fluctuations in our revenue depending on the nature of our sales and our reporting of such revenue and related accounting treatment, without any change in our underlying business or net income. Our guidance or estimates about the combination of gross or net revenue are based upon the volumes and characteristics that we believe will be the mix of revenue during the period. Those estimates and assumptions may be inaccurate when made or may be rendered inaccurate by subsequent changes in circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make a comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.
Further, our acquisitions have imposed purchase accounting requirements, required us to integrate accounting personnel, systems, and processes, necessitated various consolidation and elimination adjustments, and imposed additional filing and audit requirements. An ongoing evolution of our business, changes in underlying GAAP, and any future acquisitions will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below investor expectations or guidance we may have provided, resulting in a decline in our stock price and potential legal claims.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that any existing material weaknesses have been identified, or that we will not in the future identify material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could adversely impact our business, operating results, and financial condition.
If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause the price of our common stock to decline.
We have identified a material weakness in our internal control over financial reporting, and this or other material weaknesses, or inadequate remediation measures, could impair our ability to report accurate financial information in a timely manner, which could adversely affect our business and results of operations.
Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). As disclosed in Item 9A. “Controls and Procedures”, our management identified a material weakness relating to the error in our presentation of revenues and classification of expenses in our consolidated statements of operations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and may not be available in a timely manner and we could be required to restate our financial statements which could lead to substantial additional costs for accounting and legal fees. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Historically, we have not relied upon patents to protect our proprietary technology, and our competitors may be able to offer similar products and services, which would harm our competitive position.
Our success depends upon our proprietary technology. We do not have registered patents on any of our current platforms because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary or develop similar technology independently. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark, trade secret, and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others, and we cannot assure you that our competitors will not independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.
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
We cannot assure you that third parties will not claim our current or future products or services infringe on their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. These claims, even if not meritorious, could be expensive to defend and could divert management's attention from operating our business. These claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements or obtain them on terms acceptable to us.
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
The market for influencer and content marketing is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry for those that operate in a Managed Services or an agency-type model. Increased competition may result in reduced pricing for managed campaigns, reduced margins, and reduced revenue as a result of lost market share. Our principal competitors include other companies that provide marketers with Internet advertising solutions and companies that offer pay-per-click search services.
Within the enterprise software unit of IZEA’s business (“SaaS Services”), while there is a higher technological barrier to entry, IZEA is vulnerable to new entrants with access to fresh capital and the ability to capitalize upon previous research and development investments made by us. This is particularly challenging given the minimal opportunity to protect our internet-based software via patents.
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

In April 2019, we released version 3.0 of IZEAx, which allows marketers to make offers that require a single creator to complete multiple tasks or deliverables. Throughout the remainder of 2019, we continued to add additional features to support our SaaS partners and integrate the Ebyline and TapInfluence platform offerings for custom content services within our IZEAx platform. By the end of 2019, nearly all of the Ebyline and TapInfluence customers and creators were migrated off of those platforms and onto the IZEAx platform. With the merging of the two platforms into IZEAx, there is a risk of decreased revenue from marketers if they do not understand the changes or do not believe that the IZEAx platform can provide them with a similar or improved service from what they received in the Ebyline or TapInfluence platforms. If our marketers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new marketers and creators.
Shake and BrandGraph were both officially launched in 2020 during the COVID-19 pandemic. We continue to invest significant engineering resources into the development and improvement of these platforms and the creation of new technology additions that complement our core offerings. The Shake and BrandGraph platforms and models are new to IZEA and we are still in the very early days of building a customer base for these products. We may fail to achieve significant marketplace inventory in Shake to attract enough buyers and we may fail to create enough product differentiation among social data platforms to drive adoption of BrandGraph. We cannot provide any assurances of the short or long-term commercial success or growth of our platforms. There is no assurance that the amount of money being allocated for the platforms will be sufficient to complete them, or that such completion will result in a competitive edge, significant revenues, or profit for us.
We depend on our ability to attract and retain customers that are prepared to offer products or services on compelling terms through IZEAx and Shake. Additionally, we rely on marketers who purchase direct custom content from our creators on our platforms. We must continue to attract and retain customers to increase revenue and achieve profitability. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for our platforms may decrease. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures, or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms, or if creators stop offering their services through our platform, our operating results will be adversely affected.
Our total number of user accounts may be higher than the number of our actual individual marketers or creators and may not be representative of the number of persons who are active users.
Our total number of user accounts in the IZEAx and Shake platform may be higher than the number of our actual individual marketers and creators because some may have created multiple accounts for different purposes, including different user connections. We define a user connection as a social account or blog that has been added to IZEAx and Shake under a user account. One user can add as many user connections as they like, and it is common for talent managers and large publishers to add several connections under a single account. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total user connections and user accounts as our measure of the size of our user base. In addition, the number of user accounts includes the total number of individuals that have completed registration through a specific date, fewer individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms. Many users may create an account but may not actively participate in marketplace activities.
Delays in releasing enhanced versions of our products and services could adversely affect our competitive position.
As part of our strategy, we expect to periodically release enhanced versions of IZEAx and related services. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues, undesirable feature enhancements, or additional desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our financial results to be adversely impacted.
We rely on third-party social media platforms to provide the mechanism necessary to deliver influencer marketing, and any change in the platform terms, costs, availability, or access to these technologies could adversely affect our business.
We rely on third-party social media platforms such as Facebook, Instagram, Twitter, and YouTube to serve as the mechanism for publishing influencer marketing content to targeted audiences, to deliver our influencer marketing services to our customers. These platforms include technologies that provide some of the core functionality required to operate the influencer marketing portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services, discovering services, and metrics. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making for granting us access to their social media platforms or providing us with analytical data, and any material change in the current terms, costs, availability, or use of their social media platforms or analytical data could adversely affect our business.
Our business depends on continued and unimpeded access to the Internet by us and by our customers and their end-users. Internet access providers or distributors may be able to block, degrade or charge for access to our content, which could lead to additional expenses to us and our customers and the loss of end-users and advertisers.
Products and services such as ours depend on our ability and the ability of our customers' users to access the Internet. Currently, this access is provided by companies that have, or in the future may have, significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to products or services such as ours by restricting or prohibiting the use of their infrastructure to support or facilitate product or service offerings such as ours, or by charging increased fees to businesses such as ours to provide content or to have users access that content. In 2015, the Federal Communications Commission (“FCC”) released an order, commonly referred to as net neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful Internet traffic based on content, application, or service and (ii) the practice of favoring some Internet traffic over other Internet traffic based on the payment of higher fees. In December 2017, the FCC voted to overturn the net neutrality regulations imposed by the 2015 order. Internet service providers in the U.S. may now be able to impair or degrade the use of or increase the cost of using our products or services. Such interference could result in a loss of existing viewers, subscribers, and advertisers, and increased costs, and could impair our ability to attract new viewers, subscribers, and advertisers, thereby harming our revenues and growth.
Fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position.
We are exposed to foreign currency exchange rate fluctuations because a portion of our sales, expenses, assets, and liabilities are denominated in foreign currencies. Changes in the value of foreign currencies, particularly the Canadian dollar, affect our results of operations and financial position. With respect to international sales initially priced using U.S. dollars as a cost basis, a decrease in the value of foreign currencies relative to the U.S. dollar would make our products less price competitive. Once the product is sold at a fixed foreign currency price, we could experience foreign currency gains or losses that could have a material effect on our operating results.
New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our services and our financial results.
Due to the global nature of social media and our services, various states or foreign countries might attempt to regulate our transmissions or levy sales, income, or other taxes relating to our activities. Tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state, or local tax regulations may subject us or our creators to additional sales, income, and other taxes. We cannot predict the effect of current attempts to impose sales, income, or other taxes on commerce over social media. New or revised taxes and, in particular, sales taxes, VAT, and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over social media. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and the results of operations.
We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.
As described in the section “Business - Government Regulation,” we are subject to laws and regulations applicable to businesses generally and certain laws or regulations directly applicable to service providers for advertising and marketing Internet commerce. Due to the increasing popularity and use of social media, it is possible that some laws and regulations may become applicable to us or may be adopted in the future concerning social media covering issues such as:
•truth-in-advertising;
•user privacy;
•taxation;
•right to access personal information;
•copyrights;

•distribution; and
•characteristics and quality of services.
The applicability of existing laws governing issues such as property ownership, copyrights, and other intellectual property, encryption, taxation, libel, and export or import matters to social media platforms is uncertain. The vast majority of these laws were adopted before the broad commercial use of social media platforms and related technologies. As a result, they do not contemplate or address the unique issues of social media and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the social media marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.
Our influencer marketing business is subject to the risks associated with word-of-mouth advertising and endorsements, such as violations of “truth-in-advertising” laws, the FTC Endorsement Guide, and other similar global regulatory requirements and, more generally, loss of consumer confidence.
As the practice of targeted advertising is increasingly scrutinized by both regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet and providing them with the right to opt-in or opt-out of targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in the section “Business - Government Regulation” is the increased importance placed on transparency between the marketer and the consumer to ensure that consumers know the difference between “information” and “advertising” on the Internet and are allowed to decide how their personal information will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception of the practice of “undisclosed compensation” of social media users to endorse specific products. As described in the section “Business - Government Regulation,” we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that marketers and creators comply with the FTC's Endorsement Guide (and analogous laws and guidance in other countries) when utilizing our websites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on blogs for useful, timely, and insightful information that enrich their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace. A pervasive overall negative perception caused by a failure of our preventative measures or by others not complying with the FTC's Endorsement Guide (among the FTC's other acts, regulations, and policies, and among analogous laws and guidance in other countries,) could result in reduced revenue and results of operations and higher compliance costs for us.
Failure to comply with federal, state, and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.
A variety of federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of personal information (“Privacy Laws”). Privacy Laws are evolving and subject to potentially differing interpretations. The European Union (“EU”) adopted the GDPR, which went into effect in May 2018 and requires companies to satisfy stricter requirements regarding the handling of personal and sensitive data, including its collection, use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. EU Member States also are enacting national GDPR-implementing laws that are in some cases stricter or different from GDPR. In 2018, Brazil enacted a law similar to GDPR and other countries are expanding or considering their Privacy Laws to follow suit. Complying with these new and expanded Privacy Laws will cause us to incur substantial operational costs or may require us to change our business practices. For example, noncompliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenues as well as damage to our reputation and brand. We also may find it necessary to establish systems to effectuate cross-border personal data transfers of personal information originating from the European Economic Area, Australia, Japan, and other non-U.S. jurisdictions, which may involve substantial expense and distraction from other aspects of our business.
We have made public certain statements about our privacy practices concerning the collection, use, and disclosure of creators' personal information on our websites and platforms. Several Internet companies have incurred penalties for failing to abide by the representations made in their public-facing privacy notices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our public-facing privacy notices, FTC requirements or orders or other federal, state, or international privacy or consumer protection-related laws, regulations, or industry self-regulatory principles could result in claims, proceedings, or actions against us by governmental or other entities or the incurring by us of other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our privacy policies and practices could result in a loss of creators or marketers and adversely affect our business. Federal, state, and international governmental authorities continue to evaluate the privacy implications of targeted advertising, such as the use of cookies and other tracking technology. The regulation of these cookies and other current online advertising practices could adversely affect our business.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of creators and marketers will be impaired and our business and operating results will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “IZEA” brand is critical to expanding our base of creators and marketers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote, maintain, and protect the “IZEA” brand, or if we incur excessive expenses in this effort, our business, prospects, operating results, and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Unfavorable publicity or consumer perception of our platforms, applications, practices or service offerings, or the offerings of our marketers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue, and a negative impact on the number of marketers and the size of our creator base, the loyalty of our creators and the number and variety of sponsorships we offer each day. As a result, our business, prospects, results of operation, and financial condition could be materially and adversely affected.
Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms and applications, and any significant disruption in service on our platforms and applications could result in a loss of creators or marketers.
Creators and marketers access our services through our platforms and applications. Our reputation and ability to acquire, retain, and serve our creators and marketers are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. If our creator base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and applications. The operation of these systems is expensive and complex and could result in operational failures. If our creator base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our creators and marketers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential creators and marketers or transactions between the two groups, which could harm our operating results and financial condition.
If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, marketers and creators may curtail or stop using our services, and we may incur significant legal and financial exposure.
Our platforms and applications and the network infrastructure that is hosted by third-party providers involve the storage and transmission of marketer and creator proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third-party hosting service that we rely upon, or any number of other reasons and, as a result, an unauthorized party may obtain access to our data or our marketers' or creators' data. Additionally, outside parties may attempt to fraudulently induce employees, marketers, or creators to disclose sensitive information to gain access to our data or our marketers' or creators' data. Although we do have security measures in place, we have had instances where some customers have used fraudulent credit cards to pay for our services. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain and use unauthorized credit cards, obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose marketers, creators, and vendors and have difficulty obtaining merchant processors or insurance coverage essential for our operations.

If our technology platforms contain defects, we may need to suspend their availability and our business and reputation would be harmed.
Platforms as complex as ours often contain unknown and undetected defects or performance problems. Many serious defects are frequently found during the period immediately following the introduction and initial release of new platforms or enhancements to existing platforms. Although we attempt to resolve all defects that we believe would be considered serious by our customers before making our platforms available to them, our products are not defect-free. We may not be able to detect and correct defects before releasing our product commercially. We cannot ensure that undetected defects or performance problems in our existing or future products will not be discovered in the future or that known defects, considered minor by us, will not result in serious issues for our customers. Any such defects or performance problems may be considered serious by our customers, resulting in a decrease in our revenues.
We may be subject to lawsuits for information published on our websites or by our marketers or creators, which may adversely affect our business.
Laws relating to the liability of providers of online services for the activities of their marketers or their social media creators and the content of their marketers' listings are currently unsettled. It is unclear whether we could be subject to claims for defamation, negligence, copyright or trademark infringement, or claims based on other theories relating to the information we publish on our websites, or the information published across our platforms. These types of claims have been brought, sometimes successfully, against online services and print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our marketers or our creators. Our potential liability for unlawful activities of our marketers or our creators or the content of our marketers' listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subject to such lawsuits, it may adversely affect our business.
If we fail to detect click-fraud or other invalid clicks, we could lose the confidence of our marketers and advertising partners as a result of lost revenue to marketers or misappropriation of proprietary and confidential information, thereby causing our business to suffer.
“Click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by intentionally clicking on an advertisement to generate a charge per click without having actual interest in the target of the advertisement's link. We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. The security measures we have in place, which are designed to reduce the likelihood of click-fraud, detect click-fraud from time to time. Although the instances of click-fraud that we have detected to date have not had a material effect on our business, click-fraud could result in a marketer experiencing a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the marketers. As a result, our marketers and advertising partners may become dissatisfied with our advertising programs, which could lead to the loss of marketers, advertising partners, and revenue. In addition, anyone who can circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.
The influencer and content marketing industry is subject to rapid technological change and, to compete, we must continually enhance our products and services.
     We must continue to enhance and improve the performance, functionality, and reliability of our products and services. The influencer and content marketing industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements, or emerging industry standards, we may not be able to increase our revenue and expand our business.
 If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Edward H. Murphy, our Chief Executive Officer, and Ryan S. Schram, our President and Chief Operating Officer. Mr. Murphy, who is our founder, has unique knowledge regarding the influencer marketing space, business contacts, system design, and development expertise regarding our platforms that would be difficult to replace. Mr. Schram has sales, marketing, and business development expertise that our other officers do not possess. Even though we have employment agreements in place with each of them, if Messrs. Murphy and Schram were to become unavailable to us, our operations would be adversely affected. Although we maintain “key-man” life insurance for our benefit on the lives of Mr. Murphy and Mr. Schram, this insurance may be inadequate to compensate us for the loss of our executive officers.
Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified engineers, sales and marketing, and senior management personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Orlando, Florida area where our headquarters are located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, including key management, technical, sales, and marketing personnel, would have a material adverse effect on our business and potential growth.
 Public company compliance may make it more difficult to attract and retain officers and directors.
     The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult and costly for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.
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
Although we are currently in compliance with the Bid Price Rule, we have fallen out of compliance with such a rule in the past. If we fail to meet this or any of the other continued listing requirements in the future, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities, and would negatively impact the value and liquidity of our common stock.
We have raised and may raise, additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.
We have incurred losses since inception and expect to continue to incur losses until we can significantly grow our revenues. Therefore, we may need additional financing to maintain and expand our business. This financing may be obtained through our at-the-market (ATM) equity offering program under the sales agreement, dated June 21, 2021, with National Securities Corporation acting as a sales agent, under which we may sell common stock having an aggregate offering price of up to $100,000,000. Any additional capital raised through our at-the-market equity offering program or any other financing involving the sale of equity or equity-linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.
The terms of any securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses, and other costs. We may be required to bear the costs even if we are unable to complete any such capital financing. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible promissory notes and warrants, which may adversely impact our financial results.
Exercises of stock options, warrants, and other securities will dilute your percentage of ownership and could cause our stock price to fall.
     As of March 22, 2022, we had 62,176,505 shares of our common stock issued and outstanding, which included 90,599 shares of unvested restricted stock, outstanding stock options to purchase 1,778,932 shares of our common stock at an average exercise price of $2.78 per share, and unvested restricted stock units of 490,382 shares with an intrinsic value of $552,780.
As of March 22, 2022, we also have reserved shares to issue stock options, restricted stock, or other awards to purchase or receive up to 3,308,294 shares of common stock under our May 2011 Equity Incentive Plan, — shares of common stock under our August 2011 Equity Incentive Plan, and 387,500 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant these additional shares or issue new securities, per terms defined in employment agreements or as part of additional incentive programs. The exercise, conversion, or exchange by holders of stock options, restricted stock units, or warrants for shares of common stock, or the issuance of new shares of common stock for additional compensation will dilute the percentage ownership of our stockholders. Issuance of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.
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
     Our revenues and earnings may fluctuate significantly in the future. General economic or other political conditions may cause a downturn in the market for our products or services. A future downturn in the market for our products or services could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Our future operating results may be affected by many factors, including, but not limited to our ability to retain existing or secure anticipated marketers and creators; our ability to develop, introduce and market new products and services on a timely basis; changes in the mix of products developed, produced, and sold; disputes with our marketers and creators; and general economic conditions causing a reduction in spending by our customers. These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results. The change in our earnings or general economic conditions may cause the market price of our common stock to fluctuate.
 The price of our common stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.
Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. Recently our common stock has experienced extreme price and volume volatility. From January 1, 2021, to December 31, 2021, the closing price of our common stock ranged from a low of $1.23 on December 29, 2021, to a high of $7.45 on January 25, 2021. During the twelve months ended December 31, 2021, the closing price of our common stock averaged $2.84 with an average daily trading volume of 2.4 million shares.
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
Further, on some occasions, our stock price may be or may be purported to be, subject to “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e. who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We do not have any current physical locations and all of our employees are working remotely. We have not experienced any major declines in operating efficiency in our remote working environment and have made the decision to continue our work from home policy indefinitely as a virtual first employer. Our corporate mailing address is 1317 Edgewater Dr #1880, Orlando, Florida.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 22, 2022, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our shares of common stock trade on the Nasdaq Capital Market under the symbol IZEA. As of March 22, 2022, we had approximately 62,176,505 shareholders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.
Dividend Policy
We have never paid dividends to holders of our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our board of directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
See the section “Equity Incentive Plans,” under Part III, Item 11 of this Annual Report.
Recent Sales of Unregistered Securities
Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC, there were no unregistered sales of equity securities by us during the year ended December 31, 2021.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview
IZEA Worldwide, Inc. (“IZEA”, “we”, “us” or “our”) creates and operates online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as bloggers and tweeters (“creators”). Our technology brings the marketers and creators together, enabling their transactions to be completed at scale by managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing.
We help power the creator economy, allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity, and influence through our marketers. IZEA compensates these creators for producing unique content such as long and short-form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their websites, blogs, and social media channels.
We provide value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. While the majority of the marketers engage us to perform these services (the “Managed Services”) on their behalf, they may also use our marketplaces to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing our technology.
Our primary technology platform, The IZEA Exchange (“IZEAx”), is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through our creators’ websites, blogs, and social media channels, including, among others, Twitter, Facebook, YouTube, Twitch, and Instagram. We extensively use this platform to manage influencer marketing campaigns on behalf of our marketers. This platform is also available directly to our marketers as a self-service tool and a licensed white label product. IZEAx was engineered from the ground up to replace all of our previous platforms with an integrated offering that is improved and more efficient.
In 2020, we launched two new platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform offering marketers an analysis of share-of-voice, engagement benchmarking, category spending estimates, influencer identification, and sentiment analysis. The BrandGraph platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake is an online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform is aimed at digital creatives seeking freelance “gig” work. Creator’s list available “Shakes” in their accounts on the platform. Marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant.
Impact of COVID-19 on our Business
     The COVID-19 pandemic impacted our operations, sales, and finances beginning in 2020. To protect the health and safety of our employees, we took precautionary action and directed all staff to work from home effective March 16, 2020. We allowed the leases for our company headquarters and temporary office spaces to expire at the end of their terms throughout 2020. We have not experienced any major declines in operating efficiency in our remote working environment and have decided to continue our work-from-home policy indefinitely as a virtual-first employer.
We will continue to actively monitor the COVID-19 situation and may take further actions altering the business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our future financial results.
Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.
Revenue
We generate revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and Shake platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (“Other Fees”).
As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 herein, revenue from Marketplace Spend Fees are reported on a net basis, and revenue from all other sources, including Managed Services, License Fees, and Other Fees are reported on a gross basis. We further categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees, and Other Fees.
Cost of Revenue
Our cost of revenue consists of direct costs paid to our third-party creators who provide the custom content, influencer marketing, or amplification services for our Managed Service customers, where we report revenue on a gross basis. It also includes internal costs related to our campaign fulfillment and SaaS support departments. These costs include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to the personnel responsible for providing support to our customers and ultimately fulfilling our obligations under our contracts with customers. Where appropriate, we capitalize costs incurred with software developed or acquired for our revenue-supporting platforms and amortize these costs over the estimated useful lives of those platforms. This amortization is separately stated under depreciation and amortization in our consolidated statements of operations and comprehensive loss.
Sales and Marketing
Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel and miscellaneous departmental costs for our marketing, sales, and sales support personnel, as well as marketing expenses such as brand marketing, public relations events, trade shows, and marketing materials, and travel expenses.
General and Administrative
Our general and administrative (“G&A”) expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company, investor relations expenses, accounting, legal professional services fees, leasehold facilities, and other corporate-related expenses. G&A expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining, and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal-use software that qualifies for capitalization, which is then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations and comprehensive loss. G&A expense also includes current period gains and losses on our acquisition costs payable and gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets, and goodwill are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations and comprehensive loss when they are material.
Depreciation and Amortization
Depreciation and amortization expense consists primarily of amortization of our internal-use software and acquired intangible assets from our business acquisitions. To a lesser extent, we also have depreciation and amortization on equipment and leasehold improvements used by our personnel. Costs are amortized or depreciated over the estimated useful lives of the associated assets.
Other Income (Expense)
Interest Expense. Interest expense is primarily related to the imputed interest on our secured credit facility, accrued interest for the PPP loan, and interest on the financing of computers.
Other Income. Other income consists primarily of interest income for interest earned on investments, or changes in the value of our foreign assets and liabilities and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar. For 2021, it also includes a gain on the forgiveness of debt related to our PPP loan (see “Liquidity and Capital Resources ‒ PPP Loan” below) and a gain on the sale of digital assets.
Results of Operations for the Twelve Months Ended December 31, 2021 and 2020
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Twelve Months Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$30,022,377	$17,967,207	$12,055,170	67%

Costs and expenses:
Cost of revenue	14,461,702	7,896,078	6,565,624	83%
Sales and marketing	8,795,038	5,999,671	2,795,367	47%
General and administrative	11,034,246	8,611,423	2,422,823	28%
Impairment of goodwill	—	4,300,000	(4,300,000)	(100)%
Depreciation and amortization	1,089,118	1,652,126	(563,008)	(34)%
Total costs and expenses	35,380,104	28,459,298	6,920,806	24%
Loss from operations	(5,357,727)	(10,492,091)	5,134,364	(49)%
Other income (expense):
Interest expense	(25,320)	(63,012)	37,692	(60)%
Other income, net	2,242,426	46,708	2,195,718	4,701%
Total other income (expense), net	2,217,106	(16,304)	2,233,410	(13,699)%
Net income (loss)	$(3,140,621)	$(10,508,395)	$7,367,774	(70)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Twelve Months Ended December 31,
	2021		2020		$ Change	% Change
Managed Services Revenue	$28,203,556	94%	$15,625,273	87%	$12,578,283	80%

Marketplace Spend Fees	319,419	2%	621,536	3%	(302,117)	(49)%
License Fees	1,454,874	5%	1,667,662	9%	(212,788)	(13)%
Other Fees	44,528	—%	52,736	—%	(8,208)	(16)%
SaaS Services Revenue	1,818,821	6%	2,341,934	13%	(523,113)	(22)%

Total Revenue	$30,022,377	100%	$17,967,207	100%	$12,055,170	67%

Managed Services revenue during the twelve months ended December 31, 2021, increased 80% from the same period in 2020, primarily due to increased orders from new and existing customers returning to and expanding their marketing efforts through sponsored social marketing as compared to the prior-year period.
SaaS Services revenue, which includes license and support fees to access the platform services, and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns, declined 22% from the same period in 2020, due to:
•Marketplace Spend Fees decreased by approximately $0.3 million for the twelve months ended December 31, 2021, when compared with the same period in 2020, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased during the twelve months ended December 31, 2021 to $1.5 million compared to $1.7 million in the same period of 2020. The decrease in IZEAx license fees was partially offset by an increase in subscribers for BrandGraph and IZEAx Discovery services, albeit at lower rates. Additionally, we implemented a competitive standardized pricing system for all IZEAx license fee customers. Prior to 2021, the subscription fees for BrandGraph and IZEAx Discovery were classified under Other Fees, but these amounts from 2020 have been reclassified under License Fees to conform with their 2021 classification.
•Other Fees revenue decreased (16)% for the twelve months ended December 31, 2021, compared to the same period in 2020 due to a reduction in inactivity service fees.
Cost of Revenue
Cost of revenue for the twelve months ended December 31, 2021, increased by $6.6 million, or approximately 83%, compared to the same period in 2020 primarily due to the increase in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 44% in 2020 to 48% in 2021, due primarily to several large contracts in the current period that carry a lower average margin.
Sales and Marketing
Sales and marketing expenses for the twelve months ended December 31, 2021, increased by $2.8 million, or approximately 47%, compared to the same period in 2020. Advertising and marketing expenses increased $1.2 million to further promote brand awareness and improve customer acquisition, satisfaction, and retention. Payroll, personnel-related expenses, and stock compensation for sales and marketing personnel increased $1.3 million due to higher commissions and bonuses driven by increased bookings.
General and Administrative
General and administrative expense for the twelve months ended December 31, 2021, increased by $2.4 million, or approximately 28%, compared to the same period in 2020. The increase in general and administrative expense was primarily due to $1.4 million in higher compensation costs associated with additional personnel and higher commission and bonus expense linked to performance. Contractor costs increased $1.1 million for additional engineers to supplement our team working to expand our technology offerings.
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
Based upon our analysis of goodwill in late 2021, there has been no further impairment as of December 31, 2021.
Depreciation and Amortization
Depreciation and amortization expense for the twelve months ended December 31, 2021 decreased by $0.6 million, or approximately 34%, compared to the same period in 2020.
Depreciation expense on property and equipment was $0.13 million and $0.14 million for the twelve months ended December 31, 2021, and 2020, respectively. Depreciation expense decreased slightly due to the disposal of aging equipment in 2021.
Amortization expense was $1.0 million and $1.5 million for the twelve months ended December 31, 2021, and 2020, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $0.5 million and $1.1 million for the twelve months ended December 31, 2021, and 2020, respectively, while amortization expense related to internal-use software development costs was $0.5 million and $0.4 million for the twelve months ended December 31, 2021, and 2020, respectively. Amortization on our intangible acquisition assets is decreasing due to the completion of amortization on certain intangible assets acquired in prior years while amortization on our internal software costs is increasing due to continued development and the release of BrandGraph and Shake in 2020.
Other Income (Expense)
Interest expense decreased by $0.04 million to $0.03 million during the twelve months ended December 31, 2021 compared to the same period in 2020 due primarily to the elimination of amounts owed on our acquisition costs payable and the reduction in our average borrowings on our secured credit facility during the twelve months ended December 31, 2021, compared to the same period in 2020.
Other income, net increased by $2.2 million during the twelve months ended December 31, 2021, when compared to the same period in 2020, primarily from the gain on the forgiveness of debt. including principal of $1.9 million and interest of $0.02 million, totaling $1.92 million on the PPP Loan and a gain of $0.19 million on the sale of digital assets.
Net Loss
Net loss for the twelve months ended December 31, 2021, was $3.1 million, a $7.4 million decrease in the net loss of $10.5 million for the same period in 2020. The decrease in net loss was the result of increased net revenue and the gain on the forgiveness of debt related to the $1.9 million PPP Loan.

Key Metric
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have been receiving increasingly larger and more complex sales orders which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues, and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the amount of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. Management uses the Managed Services Bookings metric to plan its operating staff, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the twelve months ended December 31, 2021 and 2020 was $39.5 million and $17.3 million, respectively.
Gross Billings by Revenue Type
Company management evaluates our operations and makes strategic decisions based, in part, on our key metric of gross billings from our two primary types of revenue, Managed Services, and SaaS Services. We define gross billings as the total dollar value of the amounts charged to our customers for the services we perform, and the amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms. The amounts billed to our SaaS customers are on a cost-plus basis. Gross billings are the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the United States (“GAAP”) reporting purposes.
Managed Services gross billings include the total dollar value of the amounts billed to our customers for the services we perform. Gross billings for Managed Services are the same as Managed Services Revenue reported for those services in our consolidated statements of operations and comprehensive loss in accordance with GAAP.
SaaS Service gross billings include license and other fees together with the total amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms, termed ‘Marketplace Spend Fees.’ Our SaaS customers’ marketplace spend is billed on a cost-plus basis. SaaS Services Revenue includes the total of License and Other Fees gross billings, plus the Marketplace Spend Fees gross billings (which includes our third-party creator costs on those billings that are netted against revenue for GAAP reporting purposes).
We consider gross billings to be an important indicator of our potential performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings that we retain after payments to our creators. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flows. We invoice our customers based on our services performed or based on their self-service transactions plus our fee. Then we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to paying our creators, we could experience large swings in our cash flows. Additionally, we incur the credit risk to collect amounts owed from our customers for all services performed by us or by the creators. Finally, gross billings allow us to evaluate our transaction totals on an equal basis to see our contribution margins by revenue stream so that we can better understand where we should be allocating our resources.
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Twelve Months Ended December 31,
	2021		2020		$ Change	% Change
Managed Services Gross Billings	$28,203,556	84%	$15,625,273	65%	$12,578,283	80%

Marketplace Spend Fees	3,970,308	12%	6,607,425	28%	(2,637,117)	(40)%
License Fees	1,454,874	4%	1,667,662	7%	(212,788)	(13)%
Other Fees	44,528	—%	52,736	1%	(8,208)	(16)%
SaaS Services Gross Billings	5,469,710	16%	8,327,823	35%	(2,858,113)	(34)%

Total Gross Billings	$33,673,266	100%	$23,953,096	100%	$9,720,170	41%
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
We use Adjusted EBITDA as a measure of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business and in communications with our Board of Directors regarding our financial performance. We believe that Adjusted EBITDA also provides valuable information to investors as it excludes non-cash transactions, and it provides consistency to facilitate period-to-period comparisons.
You should not consider Adjusted EBITDA in isolation or as a substitute for an analysis of our results of operations as under GAAP. All companies do not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Moreover, Adjusted EBITDA has limitations as an analytical tool, including that Adjusted EBITDA:
•does not include stock-based compensation expense, which is a non-cash expense, but has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an essential part of our compensation strategy;
•does not include stock issued for payment of services, which is a non-cash expense, but has been, and is expected to be for the foreseeable future, an important means for us to compensate our directors, vendors, and other parties who provide us with services;
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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the operation and growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures as supplements. In evaluating this non-GAAP financial measure, you should be aware that in the future, we may incur expenses similar to those for which adjustments are made in calculating Adjusted EBITDA. Our presentation of this non-GAAP financial measure should also not be construed to infer that our future results will be unaffected by unusual or non-recurring items.

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2021, and 2020:

	Twelve Months Ended December 31,
	2021	2020
Net loss	$(3,140,621)	$(10,508,395)
Gain on the forgiveness of debt	(1,927,220)	—
Gain on the sale of digital assets	(185,895)	—
Non-cash stock-based compensation	878,739	477,993
Non-cash stock issued for payment of services	147,329	125,000
Interest expense	25,320	63,012
Depreciation and amortization	1,089,118	1,652,126
Impairment of goodwill and intangible assets	—	4,300,000
Other non-cash items	(22,022)	(22,598)
Adjusted EBITDA	$(3,135,252)	$(3,912,862)

Revenue	$30,022,377	$17,967,207
Adjusted EBITDA as a % of Revenue	(10)%	(22)%

Liquidity and Capital Resources

We had cash and cash equivalents of $75.4 million as of December 31, 2021, as compared to $33.0 million as of December 31, 2020, an increase of $42.4 million, primarily due to net proceeds received from the sale of our common stock in our “at the market offering” program, offset by operating losses. We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $73.6 million as of December 31, 2021. To date, we have primarily financed our operations through revenue from operations, and the sale of our equity securities.

	Twelve Months Ended December 31,
	2021	2020
Net cash (used for)/provided by:
Operating activities	$(2,566,999)	$(2,095,651)
Investing activities	(26,169)	(354,407)
Financing activities	44,981,238	29,610,654
Net increase in cash and cash equivalents	$42,388,070	$27,160,596
Cash used for operating activities was $2.6 million during the twelve months ended December 31, 2021 and is primarily the result of continued use of cash to cover operating losses. Net cash used for investing activities was $0.03 million during the twelve months ended December 31, 2021, primarily due to the purchase of digital assets. Net cash provided by financing activities during the twelve months ended December 31, 2021, was $45.0 million, which consisted primarily of proceeds of approximately $46.5 million from the sale of our common stock in our at the market offering program offset by $1.1 million in stock issuance costs and $0.5 million of payments on shares withheld for taxes.
At the Market (ATM) Offering
On June 4, 2020 and January 25, 2021, we entered into ATM Sales Agreements with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we could offer and sell shares of our common stock through National Securities, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for aggregate purchase prices of up to $40 million and $35 million, respectively (the “ATM Offerings”). During the twelve months ended December 31, 2021, we sold 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46.5 million. From June 4, 2020 through April 15, 2021, we sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $75.0 million in the ATM Offerings under our shelf registration statement on Form S-3 (File No. 333-238619). The June 2020 and January 2021 Sales Agreements were each terminated following the sale of all shares of common stock available to be sold thereunder.

On June 21, 2021, we entered into a third ATM Sales Agreement with National Securities, as sales agent, pursuant to which we could offer and sell shares of our common stock, from time to time, through National Securities, for aggregate purchase prices up to $100 million by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act under our shelf registration statement on Form S-3 (File No. 333-256078). No sales had been made under this agreement as of December 31, 2021.
PPP Loan
On April 23, 2020, we received a loan under the Paycheck Protection Program (the “PPP Loan”) in the principal amount of $1.9 million. On June 18, 2021, we were notified by the lender that the PPP Loan had been forgiven by the Small Business Administration in full, including accrued interest. The principal amount of $1.9 million and accrued interest of $0.02 million was recorded as a gain on forgiveness of debt in other income (expense) in our consolidated statements of operations and comprehensive loss in June 2021.
Financial Condition
Our business operations and results have been impacted by COVID-19, which in the first half of 2020 had a material effect on our customers, their advertising commitments, bookings cancellations, revenues, and cash flows. Since late 2020, while the economy continues to feel the impacts of supply-chain, labor disruption, and business closures, the Company has seen a material increase in the overall social media marketing spend by large and small customers, which has benefited our bookings and revenue growth rates, cash flows and future prospects. We are still feeling some effects of the pandemic in our daily operations, despite the growth we are experiencing. While the disruption caused by COVID-19 is currently expected to be temporary, it is generally outside of our control, and there is uncertainty around the duration and the total economic impact. Therefore, this matter could have a further material adverse impact on our business, results of operations, and financial position in future periods.
Critical Accounting Policies and Use of Estimates
     We prepare our financial statements according to accounting principles generally accepted in the United States (“GAAP”). Certain accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These judgments will be subject to an inherent degree of uncertainty by their nature. Our judgments are based upon the historical experience of the Company, terms of existing contracts, observance of trends in the industry, the information provided by our customers, and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies and Note 2 – Restatement and Revision included in Item 8 of this Annual Report. We consider accounting estimates to be critical accounting policies when:
•The estimates involve matters that are highly uncertain at the time the accounting estimate is made; and
•Different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.
When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider the most appropriate when given the specific circumstances. The application of these accounting principles requires us to estimate the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from our estimates. The following critical accounting policies are significantly affected by judgments, assumptions, and estimates used to prepare the financial statements.
Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. We consider an account delinquent when the customer has not paid its balance due by the associated due date. Uncollectibility of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write off the amount owed or provide a reserve based on our best estimate of the uncollectible portion of the account. Management estimates the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We had a reserve of $0.2 million for doubtful accounts as of December 31, 2021. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a shift in economic or business conditions within the industry, the individual customers, or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the twelve months ended December 31, 2021 and 2020.

Concentrations of credit risk in accounts receivable were typically limited because many geographically diverse customers make up our customer base, thus spreading the trade credit risk. However, with our acquisition of TapInfluence, we increased credit exposure on certain customers who carry significant credit balances related to their Marketplace Spend. We control credit risk through credit approvals, credit limits, and monitoring procedures. We perform credit evaluations of our customers but generally do not require collateral to support accounts receivable. We had three customers that accounted for 38% of total accounts receivable on December 31, 2021 and 2020. We had one customer that accounted for 14% of our revenue during the twelve months ended December 31, 2021. One customer accounted for 13% of our revenue during the twelve months ended December 31, 2020.
Software Development Costs and Acquired Intangible Software
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal-use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and the post-implementation stage of software development or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. We also capitalize certain costs related to cloud computing arrangements ("CCAs"). We have capitalized software development costs of $3.0 million in the consolidated balance sheet as of December 31, 2021. These costs are reflected as intangible assets in the consolidated balance sheet as of December 31, 2021. We do not transfer ownership of our software to third parties. These software developments and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. We review the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations and comprehensive loss.
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. We have goodwill in connection with our acquisitions of Ebyline, ZenContent, and TapInfluence. Goodwill is not amortized, but instead, it is tested for impairment at least annually. If management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.
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
Management performs a qualitative assessment in the fourth quarter, or more frequently if events or changes in circumstances indicate it may be impaired, by comparing the carrying value to the fair value. For the year ending December 31, 2021 Management determined that no indicators were present that would trigger an impairment test and that there had been no further impairment.

Purchase, Disposal, and Impairment of Digital Assets
Historically, we have mined digital assets (mining operations ceased in 2019) and purchased digital assets on exchanges. We recently announced that we will accept payments in digital assets for our services from customers. We will also pay our creators in digital assets, if requested.
We will record our digital assets in accordance with ASC 350, Intangibles - Goodwill and other, which requires acquired intangible assets to be recorded at cost. Under FASB ASC 350, an entity should determine whether an intangible asset has a finite or indefinite life. FASB ASC 350-30-35-4 states that if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset should be considered indefinite. We will record our digital assets as an indefinite-lived intangible asset.
Our transactions have historically transacted on Coinbase. Therefore, to-date Coinbase is determined to be the principal market and will be used to determine fair values at initial recognition and subsequent measurement. If other exchanges or markets are used, we will reevaluate our principal market. We consider Coinbase to be an active market with quoted prices. Based on the fair value level hierarchy, we have determined the market to be observable and Level 1.
Purchased digital assets will be initially recorded at cost, including transaction fees.
Digital assets may be disposed of through Coinbase. The conversion of digital assets to USD, or other fiat currency, will not be considered ordinary business activities and will follow the guidance within ASC 610-20. Proceeds will not be reported as revenue, but the excess over carrying value will be reported as a gain. Digital assets will be subject to impairment testing prior to derecognition, therefore significant losses are not expected upon derecognition. We will use FIFO for tracking our digital assets.
Indefinite-lived intangible assets are initially carried at the value determined in accordance with FASB ASC 350-30-30-1 and is not subject to amortization. Rather, it should be tested for impairment annually or more frequently if events of changes in circumstance indicate it is more likely than not that the asset is impaired. When an identical digital asset is bought and sold at a price lower than the entity’s current carrying value, this will serve as an indicator that impairment is more likely than not. In determining if an impairment has occurred, we will consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. Each individual acquisition of digital asset represents a unit of account for impairment testing. If the then current carrying value of our digital assets is more than the fair value, an impairment loss has occurred. We will adjust the carrying value and the loss will be reflected as an operating expense.
Revenue Recognition
We generate revenue from four primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our IZEAx and Shake platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of the our platforms (“Other Fees”).
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized based on a five-step model as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We also determine whether it acts as an agent or a principal for each identified performance obligation. For transactions in which we act as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion, and other related services and record the amounts we pay to third-party creators as cost of revenue. For transactions in which we act as an agent, revenue is reported on a net basis as the amount charged to the self-service marketer using our platforms, less the amounts paid to the third-party creators providing the service.
We maintain separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to our platforms or by a statement of work, which sets the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with us to manage their advertising campaigns or custom content requests may prepay for services or request credit terms, and payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the customer cancels the agreement prior to completing the services. Billings in advance of completed services are recorded as a contract liability until earned. We assess collectibility based on several factors, including the creditworthiness of the customer and payment and transaction history.
Managed Services Revenue
For Managed Services Revenue, we agree to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos, or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use. We may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied, depending on the type of service provided. We view our obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as we have no alternative for the custom content, and we have an enforceable right to payment for performance completed to date under the contracts. We consider custom content to be a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Revenue is recognized over time using an output method based on when each piece of content is delivered to the customer. Based on our evaluations, revenue from Managed Services is reported on a gross basis because we have the primary obligation to fulfill the performance obligations, and we create, review, and control the services. We take on the risk of payment to any third-party creators and establish the contract price directly with our customers based on the services requested in the statement of work.
Marketplace Spend Fees Revenue
For Marketplace Spend Fees Revenue, the self-service customers instruct creators found through our IZEAx and Shake platforms to provide and/or distribute custom content for an agreed-upon transaction price. Our platforms control the contracting, description of services, acceptance, and payment for the requested content. This service is used primarily by news agencies or marketers to manage the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or, if related to influencer marketing services, over the content posting period as verified by the platform. This revenue is reported on a net basis since we are acting as an agent through our platform for the third-party creator to provide the services or content directly to the self-service customer or to post approved content through one or more social media platforms.
License Fees Revenue
License Fees Revenue is generated by granting limited, non-exclusive, non-transferable licenses to customers to use the IZEAx, BrandGraph, and until February 2020, the TapInfluence technology platforms for an agreed-upon subscription period. Customers may also separately subscribe to the IZEAx Discovery service within the IZEAx platform. Customers license the platforms to manage their influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
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
We do not typically engage in contracts longer than one year. Therefore, we do not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the award’s fair value, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. Options typically vest ratably over four years, with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period and generally having five or ten-year contract lives. We use the simplified method to estimate the expected term of employee stock options. We do not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options expire. We use the closing stock price of our common stock on the date of the grant as the associated fair value of our common stock. For issuances after June 30, 2019, we estimate the volatility of our common stock at the date of grant based on the volatility of our stock during the period. For issuances on or before June 30, 2019, we estimated the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that were publicly traded and had a longer trading history than us. We determine the expected life based on historical experience with similar awards, considering the contractual terms, vesting schedules, and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We estimate forfeitures when recognizing compensation expense. This estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
The following table shows the number of stock options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the twelve months ended December 31, 2021, and 2020:

Twelve Months Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
December 31, 2020	411,350	$0.69	6.0 years	108.58%	0.46%	—	$0.56	7.72%
December 31, 2021	296,569	$2.60	6.0 years	120.18%	0.98%	—	$2.25	11.74%
     Total stock-based compensation expense recorded in our consolidated statements of operations for restricted stock, restricted stock units, stock options, and employee stock purchase plan issuance during the twelve months ended December 31, 2021, and 2020 were $0.9 million and $0.5 million, respectively.
There were outstanding options to purchase 1,795,663 shares with a weighted average exercise price of $2.79 per share, of which options to purchase 1,139,859 shares were exercisable with a weighted average exercise price of $3.54 per share, as of December 31, 2021. The intrinsic value on outstanding options as of December 31, 2021, was $0.4 million. The intrinsic value on exercisable options as of December 31, 2021, was $0.2 million.
As of December 31, 2021, we had unvested restricted stock units representing 375,444 shares of common stock with an intrinsic value of $0.5 million and 3,553 unvested shares of issued restricted stock with an intrinsic value of $4.8 thousand.

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
Orlando, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IZEA Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the estimation of costs to complete on the Company’s obligation to deliver influencer marketing services, including management services, on Managed Services contracts which have not been completed as of December 31, 2021 to be a critical audit matter. The determination of the total estimated cost and progress toward completion on contracts not completed requires management to make significant estimates and assumptions primarily related to estimated direct labor and applicable subcontract costs needed to complete contracts. Changes in these estimated direct labor and applicable subcontract costs can have a significant impact on the revenue recognized in each period. Auditing such estimates involved especially challenging and subjective auditor judgment to determine the reasonableness of management’s assumptions and estimates that ultimately determine the amount of revenue to recognize.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s ability to accurately estimate total costs to complete by (i) performing a retrospective review to compare prior year estimates of costs to complete for open Managed Services contracts to actual costs incurred upon completion of the contract or updated estimated costs at completion if the contract is still not complete as of December 31, 2021 and (ii) evaluating whether contracts which were previously completed earned any additional revenues after the contract was assumed to be completed.

•Assessing the reasonableness of the estimated costs to complete on open contracts as of December 31, 2021 through evaluation of the consistency of expected margins on open contracts to historical margins on completed contracts.

•Evaluating the reasonableness of the progress of the contract as of December 31, 2021 by inquiring of contract managers about the status of completion.

/s/ BDO USA, LLP
Certified Public Accountants

We have served as the Company's auditor since 2015.

Orlando, Florida
March 31, 2022

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$75,433,295	$33,045,225
Accounts receivable, net	7,599,103	5,207,205
Prepaid expenses	2,257,382	226,559
Other current assets	100,522	74,467
Total current assets	85,390,302	38,553,456

Property and equipment, net	155,185	230,918
Goodwill	4,016,722	4,016,722
Intangible assets, net	213,263	505,556
Software development costs, net	1,019,600	1,472,684
Total assets	$90,795,072	$44,779,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,086,892	$2,310,974
Accrued expenses	2,502,882	1,924,973
Contract liabilities	11,338,095	6,634,870
Current portion of notes payable	—	1,477,139
Total current liabilities	15,927,869	12,347,956

Finance obligation, less current portion	10,420	43,808
Notes payable, less current portion	31,648	459,383
Total liabilities	15,969,937	12,851,147

Commitments and Contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 62,044,883 and 50,050,167, respectively, issued, and outstanding	6,205	5,005
Additional paid-in capital	148,452,498	102,416,131
Accumulated deficit	(73,633,568)	(70,492,947)
Total stockholders’ equity	74,825,135	31,928,189
Total liabilities and stockholders’ equity	$90,795,072	$44,779,336

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Twelve Months Ended December 31,
	2021	2020
Revenue	$30,022,377	$17,967,207

Costs and expenses:
Cost of revenue	14,461,702	7,896,078
Sales and marketing	8,795,038	5,999,671
General and administrative	11,034,246	8,611,423
Impairment of goodwill	—	4,300,000
Depreciation and amortization	1,089,118	1,652,126
Total costs and expenses	35,380,104	28,459,298

Loss from operations	(5,357,727)	(10,492,091)

Other income (expense):
Interest expense	(25,320)	(63,012)
Other income, net	2,242,426	46,708
Total other income (expense), net	2,217,106	(16,304)

Net income (loss)	$(3,140,621)	$(10,508,395)

Weighted average common shares outstanding – basic and diluted	60,407,921	41,289,705
Basic and diluted loss per common share	$(0.05)	$(0.25)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,634,172	$3,464	$74,099,328	$(59,984,552)	$14,118,240
Sale of securities	14,819,740	1,482	28,453,614	—	28,455,096
Stock purchase plan & option exercise issuances	15,573	1	7,633	—	7,634
Stock issued for payment of services	390,625	39	124,961	—	125,000
Stock issuance costs	—	—	(747,379)	—	(747,379)
Stock-based compensation	190,057	19	477,974	—	477,993
Net loss	—	—	—	(10,508,395)	(10,508,395)
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,492,947)	$31,928,189
Sale of securities	11,186,084	1,119	46,543,569	—	46,544,688
Stock purchase plan & option exercise issuances	190,835	19	69,570	—	69,589
Stock issued for payment of services	30,324	3	147,326	—	147,329
Stock issuance costs	—	—	(1,094,929)	—	(1,094,929)
Stock-based compensation	827,530	83	878,656	—	878,739
Shares withheld to cover statutory taxes	(240,057)	(24)	(507,825)	—	(507,849)
Net loss	—	—	—	(3,140,621)	(3,140,621)
Balance, December 31, 2021	62,044,883	$6,205	$148,452,498	$(73,633,568)	$74,825,135

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,140,621)	$(10,508,395)
Adjustments to reconcile net loss to net cash used for operating activities:
(Gain) on the forgiveness of debt	(1,927,220)	—
Depreciation and amortization	130,478	135,077
Amortization of software development costs and other intangible assets	958,640	1,517,049
Impairment of goodwill	—	4,300,000
(Gain) on sale of digital assets	(189,307)	—
Impairment of digital assets	3,412	—
(Gain) on disposal of equipment	(22,022)	(22,598)
Provision for losses on accounts receivable	11,250	154,576
Stock-based compensation	878,739	477,993
Fair value of stock issued for payment of services	147,329	125,000
Changes in operating assets and liabilities:
Accounts receivable	(2,403,148)	234,938
Prepaid expenses and other current assets	(2,090,798)	155,866
Security deposits	—	151,803
Accounts payable	(224,083)	(329,041)
Accrued expenses	597,127	543,768
Contract liabilities	4,703,225	944,289
Right-of-use asset and lease liability, net	—	24,024
Net cash used for operating activities	(2,566,999)	(2,095,651)
Cash flows from investing activities:
Purchase of equipment	(63,046)	(19,797)
Proceeds from sale of equipment	30,324	29,183
Purchase of digital assets	223,228	—
Proceeds from the sale of digital assets	(216,675)	—
Software development costs	—	(363,793)
Net cash used for investing activities	(26,169)	(354,407)
Cash flows from financing activities:
Proceeds from sale of securities	46,544,688	28,455,096
Proceeds from stock purchase plan and option exercise issuances	69,589	7,634
Proceeds from notes payable	—	1,936,522
Payments on finance obligation	(30,261)	(41,219)
Stock issuance costs	(1,094,929)	(747,379)
Payments on shares withheld for statutory taxes	(507,849)	—
Net cash provided by financing activities	44,981,238	29,610,654

Net increase in cash and cash equivalents	42,388,070	27,160,596
Cash and cash equivalents, beginning of period	33,045,225	5,884,629
Cash and cash equivalents, end of period	$75,433,295	$33,045,225

Supplemental cash flow information:
Interest paid	$9,968	$47,290

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$—	$43,003
Fair value of common stock issued for future services	$147,329	$125,000
PPP loan forgiveness	$1,927,220	$—

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). ZenContent, Ebyline, and TapInfluence were merged into IZEA and the legal entities were dissolved in December 2017, December 2019, and December 2020, respectively.
The Company creates and operates online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as Instagram influencers, TikTok influencers, YouTube stars, designers, photographers, and writers (“creators”). Marketers also engage us to gain access to the Company’s industry expertise, data, and analytics.
The Company provides value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. While the majority of the marketers engage the Company to perform these services (the “Managed Services”) on their behalf, they may also use its marketplaces to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing the Company’s technology.
The Company’s primary technology platform, the IZEA Exchange (“IZEAx”), is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through its creators’ websites, blogs, and social media channels, including, among others, Twitter, Facebook, YouTube, Twitch, and Instagram. The Company extensively uses this platform to manage influencer marketing campaigns on behalf of the Company’s marketers. This platform is also available directly to the Company’s marketers as a self-service tool and a licensed white label product. IZEAx was engineered from the ground up to replace all of its previous platforms with an integrated offering that is improved and more efficient.
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
In 2020, the Company launched two new platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform that is heavily integrated with IZEAx and both platforms rely heavily on data from each other, but it is also available as a stand-alone platform. The platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake is a new online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform is aimed at digital creatives seeking freelance “gig” work. Creator’s list available “Shakes” on their accounts in the platform and marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant.
Impact of COVID-19
The COVID-19 pandemic impacted the Company’s operations, sales, and finances beginning in 2020. To protect the health and safety of its employees, the Company took precautionary action and directed all staff to work from home effective March 16, 2020. The Company allowed the leases for the Company headquarters and temporary office spaces to expire at the end of their terms throughout 2020. The Company has not experienced any significant declines in operating efficiency in its remote working environment and has decided to continue the work from home policy indefinitely as a virtual-first employer.
At the beginning of the pandemic, the Company drew upon a secured credit facility and obtained a loan under the Paycheck Protection Program (“PPP”) established under the CARES Act as administered by the U.S. Small Business Administration (“SBA”) to increase the Company’s cash position and help preserve its financial flexibility. In addition, the Company implemented temporary wage and salary reductions in April 2021. The secured credit facility was paid down by June

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

30, 2020, and wages and salaries were restored July 2021, after the Company was able to secure additional capital as described in Note 7. The PPP loan was forgiven in full, including accrued interest, in June 2021.
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021, and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets, intangible assets, and goodwill. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the full extent to which COVID-19 will negatively impact its financial results or liquidity. However, in consideration of the effect of COVID-19 on the assumptions and estimates used in the preparation of the December 31, 2021 financial statements, the Company identified the goodwill impairment disclosed in Note 4 as a material adverse effect on its results of operations and financial position in the first quarter of fiscal 2020 that was caused by COVID-19’s effect on economic conditions.
Reclassifications
Certain items have been reclassified in 2020 to conform with 2021 financial statement presentation. The Company has reclassified its holdings in digital assets from current assets to intangible assets. The balance was $216,675 and $33,921 at December 31, 2021 and 2020, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the FDIC up to a maximum amount of $250,000. Deposit balances exceeding this limit were approximately $74.9 million and $31.4 million as of December 31, 2021, and 2020, respectively.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, unbilled receivables, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Unbilled receivables represent amounts owed for work that has been performed, but not yet billed. The Company had net trade receivables of $7,577,177 and unbilled receivables of $21,926 at December 31, 2021. The Company had net trade receivables of $5,148,213 and unbilled receivables of $58,992 at December 31, 2020.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company had a reserve for doubtful accounts of $155,000 and $155,000 as of December 31, 2021, and December 31, 2020, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 0.1% of revenue for each of the twelve months ended December 31, 2021 and 2020.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s addition of SaaS customers, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had three customers that accounted for 38% of total accounts receivable at December 31, 2021 and zero customers that accounted for more than 10% at December 31, 2020. The Company had one customer that accounted for 14% of its revenue during the twelve months ended December 31, 2021 and one customer that accounted for 13% of its revenue during the twelve months ended December 31, 2020.

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
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. The Company has goodwill in connection with its acquisitions of Ebyline, ZenContent, and TapInfluence. Goodwill is not amortized but instead, it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. For instance, in March 2020, the Company identified triggering events, including the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. Therefore, the Company performed an interim assessment of goodwill, as described in Note 4. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of December 31, 2021.
Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company amortized the identifiable intangible assets over periods of 12 to 60 months. See Note 4 for further details.
The Company accounts for its digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company maintains ownership of and control over its digital assets and may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently evaluated for any impairment losses incurred since acquisition.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets in the twelve months ended December 31, 2021 and 2020.
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements ("CCAs"). These software developments, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the fair value in its consolidated statements of operations. See Note 5 for further details.
Leases
Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), established a right-of-use model that requires a lessee to record a right-of-use asset and a right-of-use liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company does not record leases on the balance sheet that have a lease term of 12 months or less at the commencement date.
Revenue Recognition
The Company generates revenue from four primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency, or partner) pays the Company to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's IZEAx and Shake platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and, (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of the Company's platforms (“Other Fees”).
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
The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as principal or agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion, and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Company charged to the self-service marketer using the Company’s platforms, less the amounts paid to the third-party creators providing the service.
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the creditworthiness of the customer and payment and transaction history.
Managed Services Revenue
For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos, or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content, and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.
Marketplace Spend Fees Revenue
For Marketplace Spend Fees Revenue, the self-service customers instruct creators found through the Company’s IZEAx and Shake platforms to provide and/or distribute custom content for an agreed-upon transaction price. The Company’s platforms control the contracting, description of services, acceptance of, and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or verified as posted by the system. Based on the Company’s evaluations, this revenue is reported on a net basis since the Company is acting as an agent through its platform for the third-party creator to provide the services or content directly to the self-service customer or to post approved content through one or more social media platforms.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the twelve months ended December 31, 2021, and 2020 were approximately $2.0 million and $0.7 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
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
In March 2020, the CARES Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.
Derivative Financial Instruments
Derivative financial instruments are defined as financial instruments or other contracts that contain a notional amount and one or more underlying factors (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or assets. The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.
The Company issued 17,500 warrant shares issued in September 2015 with an exercise price of $10.20. These warrants expired in 2020 with no value.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of December 31, 2021, the Company does not have any Level 1, 2, or 3 financial assets or liabilities.
Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended, and the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 9) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. For issuances after June 30, 2019, the Company estimates the volatility of its common stock at the date of grant based on the volatility of its stock during the period. For issuances on or prior to June 30, 2019, the Company estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that were publicly traded and had a longer trading history than the Company. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2021, and 2020:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2021	December 31, 2020
Expected term	6 years	6 years
Weighted average volatility	120.18%	108.58%
Weighted average risk-free interest rate	0.98%	0.46%
Expected dividends	—	—
Weighted average expected forfeiture rate	11.74%	7.72%
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
The Company may issue shares of restricted stock or restricted stock units that vest over future periods. The value of shares is recorded as the fair value of the stock or units upon the issuance date and is expensed on a straight-line basis over the vesting period. See Note 9 for additional information related to these shares.
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
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions impacted by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of December 31, 2021, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.
Codification Improvements: In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs ("ASU 2020-08"), and ASU No. 2020-10, Codification Improvements ("ASU 2020-10"). ASU 2020-08 and ASU 2020-10 provide changes to clarify or improve existing guidance. The Company adopted ASU No. 2020-08 and ASU No. 2020-10 on January 1, 2021, with no material impact on its current reporting in the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the expected impact of adopting ASU 2016-13 on its consolidated financial statements and disclosures.
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
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements and related disclosures.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 2.    RESTATEMENT AND REVISION
During the preparation of the Annual Report, management conducted a review of the Company’s recognition of liabilities and associated costs relating to the Company’s managed services within its IZEAx platform (“Managed Services”), in connection with which the Company enters into contracts with marketers for creators to produce sponsored social services content (“Sponsored Content”) and post it on one or more approved social media platforms. The Company's Terms of Service state that Sponsored Content posted in response to a marketer's request (an "Opportunity") must remain linked and live for a minimum of forty-five (45) consecutive days (unless otherwise specified in the Opportunity) to validate the fulfillment of the Opportunity and for the creator to earn compensation for the posted Opportunity. Historically, the Company has reported liabilities and associated costs for Sponsored Content, as well as the related revenues, at the conclusion of the 45-day posting period. The Company determined that a portion of the liability and associated cost of the Sponsored Content should have been accrued upon its initial posting (delivery) based on the number of posting days during the reporting period in which such Sponsored Content was posted. Since the Company recognizes its Managed Services revenue using an input method of costs incurred compared to the total of expected costs, the timing of the accrual of Sponsored Content costs affected the related Managed Services revenue recognized during each period.
The Company determined that its unaudited interim consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2020, June 30, 2020 and September 30, 2020 were materially misstated and should be restated. In addition, the Company determined that its annual consolidated financial statements for the year ended December 31, 2020, and unaudited interim consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2021, June 30, 2021 and September 30, 2021 were not materially misstated but should be revised. The restated and revised unaudited interim consolidated financial statements are included in Note 13 to the consolidated financial statements. The amounts and disclosures included in this Annual Report have been revised to reflect the corrected presentation.
The tables below set forth the impact of the revisions on the Company’s annual consolidated financial statements for the year ended December 31, 2020:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	As of December 31, 2020
	As Previously Reported	Revision Adjustment	As Revised
Assets
Current assets:
Cash and cash equivalents	$33,045,225	$—	$33,045,225
Accounts receivable, net	5,207,205	—	5,207,205
Prepaid expenses	199,294	27,265	226,559
Other current assets	74,467	—	74,467
Total current assets	$38,526,191	$27,265	$38,553,456

Property and equipment, net	230,918	—	230,918
Goodwill	4,016,722	—	4,016,722
Intangible assets, net	505,556	—	505,556
Software development costs, net	1,472,684	—	1,472,684
Total assets	$44,752,071	$27,265	$44,779,336

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	1,880,144	430,830	2,310,974
Accrued expenses	1,924,973	—	1,924,973
Contract liabilities	7,180,264	(545,394)	6,634,870
Current portion of notes payable	1,477,139	—	1,477,139
Total current liabilities	12,462,520	(114,564)	12,347,956

Finance obligation, less current portion	43,808	—	43,808
Notes payable, less current portion	459,383	—	459,383
Total liabilities	12,965,711	(114,564)	12,851,147

Stockholders’ Equity
Common stock; $.0001 par value; 200,000,000 shares authorized; 50,050,167 issued and outstanding	5,005	—	5,005
Additional paid-in-capital	102,416,131	—	102,416,131
Accumulated deficit(1)	(70,634,776)	141,829	(70,492,947)
Total stockholders’ equity	31,786,360	141,829	31,928,189
Total liabilities and stockholders’ equity	$44,752,071	$27,265	$44,779,336
(1) The revision adjustment reflects a revision adjustment of $400,217 to the As Previously Reported accumulated deficit balance at December 31, 2020 and a revision adjustment of $(258,388) to the net loss for 2020.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Consolidated Statement of Operations and Comprehensive Loss

	Twelve Months Ended December 31, 2020
	As Previously Reported	Revision Adjustment	As Revised
Revenue	$18,329,555	$(362,348)	$17,967,207

Costs and expenses:
Cost of revenue	8,000,038	(103,960)	7,896,078
Sales and marketing	5,999,671	—	5,999,671
General and administrative	8,611,423	—	8,611,423
Impairment of goodwill	4,300,000	—	4,300,000
Depreciation and amortization	1,652,126	—	1,652,126
Total costs and expenses	28,563,258	(103,960)	28,459,298

Loss from operations	(10,233,703)	(258,388)	(10,492,091)

Other income (expense)
Interest expense	(63,012)	—	(63,012)
Other income	46,708	—	46,708
Total other income (expense), net	(16,304)	—	(16,304)

Net loss	(10,250,007)	(258,388)	(10,508,395)

Weighted average common shares outstanding	41,289,705	—	41,289,705
Loss per common share	$(0.25)	$—	$(0.25)

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019 (As Revised)	34,634,172	$3,464	$74,099,328	$(59,984,552)	$14,118,240
Sale of securities	14,819,740	1,482	28,453,614	—	28,455,096
Stock purchase plan issuances	15,573	1	7,633	—	7,634
Stock issued for payment of services	390,625	39	124,961	—	125,000
Stock issuance costs	—	—	(747,379)	—	(747,379)
Stock-based compensation	190,057	19	477,974	—	477,993
Net Loss	—	—	—	(10,250,007)	(10,250,007)
Revision adjustment	—	—	—	(258,388)	(258,388)
Balance, December 31, 2020 (As Revised)	50,050,167	$5,005	$102,416,131	$(70,492,947)	$31,928,189

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31, 2020
	As Previously Reported	Revision Adjustment	As Revised
Cash flows from operating activities:
Net income (loss)	$(10,250,007)	$(258,388)	$(10,508,395)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	135,077	—	135,077
Amortization of software development costs and other intangible assets	1,517,049	—	1,517,049
Stock-based compensation	477,993	—	477,993
Fair value of stock issued for payment of services	125,000	—	125,000
Impairment of intangible assets	4,300,000	—	4,300,000
(Gain) loss on disposal of equipment	(22,598)	—	(22,598)
Bad Debt	154,576	—	154,576
Changes in operating assets and liabilities:
Accounts receivable	234,938	—	234,938
Prepaid expenses and other current assets	171,620	(15,754)	155,866
Security deposits	151,803		151,803
Accounts payable	(372,392)	43,351	(329,041)
Accrued expenses	543,768	—	543,768
Contract liabilities	713,498	230,791	944,289
Right-of-use asset and lease liability, net	24,024	—	24,024
Net cash used for operating activities	(2,095,651)	—	(2,095,651)
Cash flows from investing activities:
Purchase of equipment	(19,797)	—	(19,797)
Proceeds from sale of equipment	29,183	—	29,183
Increase in software development costs	(363,793)	—	(363,793)
Net cash used for investing activities	(354,407)	—	(354,407)
Cash flows from financing activities:
Proceeds from the sale of securities	28,455,096	—	28,455,096
Proceeds from stock purchase plan and option exercise issuances	7,634	—	7,634
Proceeds from notes payable	1,936,522	—	1,936,522
Payments on notes payable	(41,219)	—	(41,219)
Stock issuance costs	(747,379)	—	(747,379)
Net cash provided by financing activities	29,610,654	—	29,610,654

Net increase (decrease) in cash and cash equivalents	27,160,596	—	27,160,596
Cash and cash equivalents, beginning of year	5,884,629	—	5,884,629
Cash and cash equivalents, end of period	$33,045,225	$—	$33,045,225

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Supplemental cash flow information:
Interest paid	47,290	—	47,290

Non-cash financing and investing activities:
Acquisition of assets through finance lease	43,003	—	43,003
Fair value of common stock issued for future services	125,000	—	125,000
In addition, the effect of recording the immaterial correction as of December 31, 2019 resulted in a decrease in accumulated deficit from $60.4 million to $60.0 million and an increase in total stockholders’ equity from $13.7 million to $14.1 million on the consolidated statement of stockholders’ equity.

NOTE 3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Furniture and fixtures	$208,583	$221,733
Office equipment	66,417	67,833
Computer equipment	541,330	513,344
Total	816,330	802,910
Less accumulated depreciation	(661,145)	(571,992)
Property and equipment, net	$155,185	$230,918
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $130,478 and $135,077 for the twelve months ended December 31, 2021 and 2020, respectively.

NOTE 4.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill and Digital Assets, consists of the following assets:

	December 31, 2021		December 31, 2020
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,810,000	2,810,000	2,304,444	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Digital Assets	$213,263	$—	$—	$—	Indefinite
Total	$6,424,732	$6,211,469	$6,211,469	$5,705,913
Intangible Assets, net of amortization		$213,263		$505,556

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	December 31, 2021	December 31, 2020
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Digital Assets	$213,263	$—
Total	$6,424,732	$6,211,469
Less accumulated amortization	(6,211,469)	(5,705,913)
Intangible assets, net	$213,263	$505,556
*Digital assets excluded from table as amortization is not applicable
There were no impairment charges associated with the Company’s identifiable intangible assets, other than goodwill and digital assets, in the twelve months ended December 31, 2021, and 2020.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $505,556 and $1,105,960 for the twelve months ended December 31, 2021, and 2020, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the twelve months ended December 31, 2021, the Company purchased and received $216,675 in digital assets. During the twelve months ended December 31, 2021, the Company sold $33,921 in digital assets realizing a gain of $189,307. Such gains are presented in other income. The Company impaired the value of its digital assets by $3,412 on December 31, 2021 as the fair market value decreased from the purchase value. The impairment of digital assets is presented as a non-cash operating expense within general and administrative on the consolidated statements of operations and comprehensive loss. The fair market value of such digital assets held as of December 31, 2021, was $213,263.
The Company determines the fair value of its digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that has been determined to be the principal market for such assets (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price of one unit of the digital asset quoted on the active exchange since acquiring the digital asset. If the then-current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined.
Impairment losses on digital assets are recognized within general and administrative expenses in the consolidated statements of operations and comprehensive loss in the period in which the impairment is identified. The impaired digital assets are written down to the lowest market price at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.
The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2019	$8,316,722
Acquisitions, impairments, or other changes during 2020	(4,300,000)
Balance on December 31, 2020	4,016,722
Acquisitions, impairments, or other changes during 2021	—
Balance on December 31, 2021	$4,016,722
In March 2020, the Company identified triggering events due to the reduction in its projected revenue due to adverse economic conditions caused by the COVID-19 pandemic, the continuation of a market capitalization below the Company’s carrying value, and uncertainty for recovery given the volatility of the capital markets surrounding COVID-19. The Company performed an interim assessment of goodwill, using the discounted cash flow method under the income approach and the guideline transaction method under the market approach, and determined that the carrying value of the Company’s reporting unit as of March 31, 2020, exceeded the fair value. As a result of the valuation, the Company recorded a $4.3 million impairment of goodwill, which was reflected as an expense under the impairment of goodwill in the consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2020.
In the fourth quarter of 2021, the Company performed an annual impairment assessment of goodwill that did not indicate that an impairment existed; therefore, no impairment of goodwill has been recorded.

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	December 31, 2021	December 31, 2020
Software development costs	$3,036,810	$3,036,810
Less accumulated amortization	(2,017,210)	(1,564,126)
Software development costs, net	$1,019,600	$1,472,684

The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx and developed additional platforms in 2020, BrandGraph and Shake, to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $0 and $363,793 during the twelve months ended

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

December 31, 2021, and 2020, respectively. As a result, the Company has capitalized a total of $3,036,810 in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of December 31, 2021.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service.

As of December 31, 2021, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2022	$400,474
2023	359,685
2024	177,764
2025	78,920
2026	2,757
Total	$1,019,600

NOTE 6.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Accrued payroll liabilities	$2,251,284	$1,504,113
Accrued taxes	76,079	286,455
Current portion of finance obligation	33,388	30,487
Accrued other	142,131	103,918
Total accrued expenses	$2,502,882	$1,924,973

NOTE 7.    NOTES PAYABLE
Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($31,648 USD as of December 31, 2021), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended-term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued, and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023, with monthly interest payments commencing on January 31, 2023, until the CEBA Loan is paid in full on or before the end of the Extended Term.
Paycheck Protection Program (“PPP”) Loan
On April 23, 2020, the Company received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100, under the PPP evidenced by a promissory note issued by the Company (the “Note”) to the Lender. The term of the Note was two years and carried a fixed interest rate of one percent per year. Certain amounts received under the PPP Loan were able to be forgiven if the loan proceeds are used for eligible purposes, including payroll costs and certain rent or utility costs, and the Company meets other requirements regarding, among other things, the maintenance of employment and compensation levels. Loan payments on the PPP Loan could be deferred to either (1) the date that the SBA remits the Company’s loan forgiveness amount to the Lender or (2) ten months after the end of the Company’s loan forgiveness covered period if the Company does not apply for loan forgiveness. The principal balance of the PPP Loan was $1,905,100, with $1,477,139 reflected in the current portion of notes payable in the consolidated balance sheet as of December 31, 2020.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company submitted its forgiveness application for the entire amount of the loan in December 2020. On June 18, 2021, the Company was notified by the Lender that the loan had been forgiven by the SBA in full, including accrued interest. The principal amount of $1,905,100 and accrued interest of $22,120, totaling $1,927,220, was recorded as a gain on forgiveness of debt in other income, net in the Company’s consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2021.
Finance Obligation
The Company has two long-term payment plans with a vendor to pay for its computer equipment in four annual payments between October 2019 and February 2023. The Company used an imputed interest rate of 9.5%, based on its incremental borrowing rate, to determine the present value of its financial obligation. The total balance owed was $43,808 and $74,295 as of December 31, 2021, and 2020, respectively, with the short-term portion of $33,388 and $30,487 recorded under accrued expenses in the consolidated balance sheets as of December 31, 2021, and 2020, respectively.
Secured Credit Facility
The Company had a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which was obtained on March 1, 2013, and expanded on April 13, 2015. The line of credit agreement required the Company to pay an annual facility fee of $20,000 and an annual due diligence fee of $1,000 upon renewal. During the twelve months ended December 31, 2021, and 2020, the Company amortized $7,000 and $15,750, respectively, of such costs through interest expense.
The Company terminated its line of credit in April 2021. No amounts were outstanding under this secured credit facility as of December 31, 2020, and there are no remaining capitalized loan costs related to the secured credit facility as of December 31, 2021.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $15,410 and $36,125 during the twelve months ended December 31, 2021, and 2020, respectively. As of December 31, 2021, the future contractual maturities of the Company’s debt obligations by year is set forth in the following schedule:

2022	33,388
2023	42,068
Total	$75,456

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company initiated a work from home policy on March 16, 2020, as a result of the COVID-19 pandemic, and in April 2021 announced its intention to remain a virtual-first workforce. The lease on the Company’s headquarters expired on April 30, 2020 and flexible office space in several cities were not renewed upon the expiration of their terms throughout 2020. The Company does not have any operating or finance leases greater than 12 months in duration as of December 31, 2021.
The Company did not have any leasehold rent or operating lease expenses during the twelve months ended December 31, 2021. Total leasehold rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss was $264,048 for the twelve months ended December 31, 2020. Cash paid for the one operating lease totaled $113,516 during the twelve months ended December 31, 2020.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service. Total expense for employer matching contributions during the twelve months ended December 31, 2021, and 2020 was recorded in the Company’s consolidated statements of operations as follows:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2021	December 31, 2020
Cost of revenue	$51,331	$27,990
Sales and marketing	92,925	57,389
General and administrative	87,154	65,752
Total contribution expense	$231,410	$151,131
Litigation
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
Additionally, on October 19, 2018, a shareholder derivative lawsuit, Dennis E. Emond v. Edward H. Murphy et al., case number 2:18-cv-9040, was instituted in the U.S. District Court for the Central District of California against certain executive officers and members of the Board of Directors for IZEA. IZEA was named as a nominal defendant. An amended complaint was filed on October 31, 2018. The plaintiff sought to recover damages on behalf of the Company for purported breaches of the individual defendants’ fiduciary duties as directors and/or officers of IZEA, gross mismanagement, and under federal securities laws.
On March 6, 2019, a stipulation of settlement was filed in the United States District Court for the Central District of California that contained settlement terms as agreed upon by the parties to the Stuart and Emond shareholder derivative lawsuits described above (the “Settlement”). The Settlement terms agreed upon by the parties included that IZEA would direct its insurers to make a payment of $300,000 as a fee and service award to the plaintiffs and their counsel in the Stuart and Emond lawsuits and further that IZEA would enact certain corporate governance reforms. The motion for preliminary approval of the Settlement was granted on August 28, 2019, by the United States District Court for the Central District of California. The U.S. District Court for the Central District of California issued an order on January 13, 2020, which required that the Emond lawsuit be dismissed with prejudice. According to the terms of the Settlement, as agreed upon by the parties, following the approval of the Settlement by the U. S. District Court for the Central District of California and on or before February 26, 2020, the parties were required to seek an order from the Eighth Judicial District Court of the State of Nevada dismissing the Stuart lawsuit with prejudice. On or about March 6, 2020, the Eighth Judicial District Court of the State of Nevada issued an order dismissing the Stuart lawsuit with prejudice.
From time to time, the Company may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of its business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of any legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on the Company. Regardless of the outcome, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

NOTE 9.    STOCKHOLDERS’ EQUITY
Authorized Shares
The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Sale of Securities
On June 4, 2020, the Company entered into an ATM Sales Agreement (the “2020 Sales Agreement”) with National Securities Corporation, as sales agent (“National Securities”), pursuant to which the Company may offer and sell, from time to time, through National Securities, shares of the Company's common stock, by any method deemed to be an “at the market offering” under Rule 415 of the Securities Act (the “ATM Offering”).
On June 12, 2020, the Company entered into an amendment to the 2020 Sales Agreement to increase the amount of common stock that may be offered and sold in the ATM Offering to $40 million in the aggregate. On January 25, 2021, the Company entered into a new ATM Sales Agreement (the “January 2021 Sales Agreement”) with National Securities, pursuant

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

to which the Company may offer and sell, from time to time, through National Securities up to $35 million shares of its common stock, by any method determined to be an “at the market offering” under Rule 415 of the Securities Act.
During the twelve months ended December 31, 2021, the Company sold 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46,544,688 pursuant to the 2020 Sales Agreement and the January 2021 Sales Agreement with National Securities. As of December 31, 2021, the Company has sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $74,999,784 pursuant to the 2020 Sales Agreement and the January 2021 Sales Agreement with National Securities. The 2020 Sales Agreement and January 2021 Sales Agreement were terminated following the sale of all shares of common stock available to be sold thereunder.
On June 21, 2021, the Company entered into a third ATM Sales Agreement (the “June 2021 Sales Agreement”) with National Securities, as sales agent, pursuant to which the Company could offer and sell, from time to time, through National Securities, up to $100 million shares of the Company’s common stock by any method deemed to be an ”at the market offering” under Rule 415 of the Securities Act. No sales had been made under this agreement as of December 31, 2021.
Equity Incentive Plans
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “2011 Equity Incentive Plan”). The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units, and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its employees and consultants. As of December 31, 2021, the Company had 3,534,570 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
In August 2011, the Company adopted the 2011 B Equity Incentive Plan (the “August 2011 Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. The August 2011 Plan expired in 2021 and no new grants may be made thereunder.
Restricted Stock
Under the 2011 Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.
In 2020, the Company issued its five independent directors a total of 390,625 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2020.
In 2021, the Company issued its six independent directors a total of 30,324 shares of restricted common stock initially valued at $147,329 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2021. A new board member started on February 9, 2021 and the annual stock compensation was pro-rated.
The following table contains summarized information about restricted stock issued during the years ended December 31, 2020 and December 31, 2021:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	31,282	$2.15	1.9
Granted	390,625	0.32
Vested	(408,241)	0.39
Forfeited	—	—
Nonvested at December 31, 2020	13,666	$2.28	1.4
Granted	30,324	4.86
Vested	(40,437)	4.25
Forfeited	—	—
Nonvested at December 31, 2021	3,553	$1.83	0.7

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $147,329 and $125,000 during twelve months ended December 31, 2021, and 2020, respectively. Expense recognized on restricted stock issued to employees was $24,699 and $33,677 during the twelve months ended December 31, 2021, and 2020, respectively.
On December 31, 2021, the fair value of the Company’s common stock was approximately $1.34 per share and the intrinsic value on the non-vested restricted stock was $4,761. Future compensation expense related to issued, but non-vested, restricted stock awards as of December 31, 2021, is $6,503. This value is estimated to be recognized over the weighted-average vesting period of approximately seven months.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.
During the twelve months ended December 31, 2021, the Company issued a total of 122,599 restricted stock units initially valued at $260,288 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance.
During the twelve months ended December 31, 2021, the Company issued Mr. Murphy 100,000 restricted stock units valued at $394,000 for incentive compensation under the terms of his amended employment agreement. The restricted stock units vest in equal monthly installments over 10 months from issuance.
During the twelve months ended December 31, 2021, the Company issued Mr. Biere 7,039 restricted stock units initially valued at $15,736 for incentive compensation under the terms of his employment agreement. The restricted stock units vest in equal monthly installments over 36 months from issuance.
The following table contains summarized information about restricted stock units during the years ended December 31, 2020 and December 31, 2021:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	366,812	$0.42	3.2
Granted	930,145	0.37
Vested	(172,441)	0.41
Forfeited	(154,167)	0.30
Nonvested at December 31, 2020	970,349	$0.39	1.2
Granted	229,638	2.93
Vested	(817,417)	0.83
Forfeited	(7,126)	1.77
Nonvested at December 31, 2021	375,444	$0.96	1.8
Expense recognized on restricted stock units issued to employees was $575,150 and $214,528 during the twelve months ended December 31, 2021, and 2020, respectively. On December 31, 2021, the fair value of the Company’s common stock was approximately $1.34 per share and the intrinsic value on the non-vested restricted units was $503,095. Future compensation related to the non-vested restricted stock units as of December 31, 2021, is $321,133 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.8 years.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Stock Options
Under the 2011 Equity Incentive Plan, the Board determines the exercise price to be paid for the stock option shares, the period within which each stock option may be exercised, and the terms and conditions of each stock option. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the exercise price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the exercise price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years and the option typically vests on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly in equal increments over the following three years. The Company issues new shares for any stock awards or options exercised under its 2011 Equity Incentive Plans.
A summary of option activity under the 2011 Equity Incentive Plans during the years ended December 31, 2020, and December 31, 2021, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2019	1,357,837	$3.24	7.2
Granted	411,350	0.69
Exercised	(369)	1.00
Forfeited	(56,012)	5.08
Outstanding at December 31, 2020	1,712,806	$2.56	6.9
Granted	296,569	2.60
Exercised	(182,722)	3.26
Forfeited	(30,990)	0.32
Outstanding at December 31, 2021	1,795,663	$2.79	6.4

Exercisable at December 31, 2021	1,139,859	$3.54	5.1
During the twelve months ended December 31, 2021, 182,722 options were exercised for gross proceeds of $58,971. The intrinsic value of the exercised options was $488,514. During the twelve months ended December 31, 2020, 369 options were exercised for gross proceeds of $369. The intrinsic value of the exercised options was $265. The fair value of the Company's common stock on December 31, 2021, was approximately $1.34 per share, and the intrinsic value on outstanding options as of December 31, 2021, was $444,637. The intrinsic value of the exercisable options as of December 31, 2021, was $207,141.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2020, and December 31, 2021, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2019	600,779	$0.64	3.0
Granted	411,350	0.56
Vested	(283,766)	0.72
Forfeited	(12,877)	0.88
Nonvested at December 31, 2020	715,486	$0.56	2.5
Granted	296,569	2.25
Vested	(339,099)	0.73
Forfeited	(17,152)	1.38
Nonvested at December 31, 2021	655,804	$1.22	2.3

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

There were outstanding options to purchase 1,795,663 shares with a weighted average exercise price of $2.79 per share, of which options to purchase 1,139,859 shares were exercisable with a weighted average exercise price of $3.54 per share as of December 31, 2021.
Expense recognized on stock options issued to employees during the twelve months ended December 31, 2021, and 2020 was $270,958 and $225,083, respectively. Future compensation related to non-vested awards as of December 31, 2021, is $682,518, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.3 years.
The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the twelve months ended December 31, 2021, and 2020:

Twelve Months Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
December 31, 2020	411,350	$0.69	6.0 years	108.58%	0.46%	—	$0.56	7.72%
December 31, 2021	296,569	$2.60	6.0 years	120.18%	0.98%	—	$2.25	11.74%
Employee Stock Purchase Plan
The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 500,000 shares of the Company’s common stock to employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six-month periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board.
During the twelve months ended December 31, 2021, and 2020, employees paid $5,395 to purchase 8,113 shares of common stock and $5,320 to purchase 5,539 shares of common stock, respectively. The stock compensation expense on ESPP Options was $7,932 and $4,705 for the twelve months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had 387,500 remaining shares of common stock available for future issuances under the ESPP.
Summary Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the twelve months ended December 31, 2021, and 2020 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended
	December 31, 2021	December 31, 2020
Cost of revenue	$9,160	$10,152
Sales and marketing	22,115	55,458
General and administrative	847,464	412,383
Total stock-based compensation	$878,739	$477,993

NOTE 10.    LOSS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income or loss by the basic weighted-average number of shares of common stock outstanding during each period presented. Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations of the weighted-average number of shares of common stock outstanding until the stock vests. Diluted loss per share is computed by dividing the net income or loss by the sum of the total of the basic weighted-average number of shares of common stock outstanding plus the additional dilutive

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Twelve Months Ended
	December 31, 2021	December 31, 2020
Net loss	$(3,140,621)	$(10,508,395)
Weighted average shares outstanding - basic and diluted	60,407,921	41,289,705
Basic and diluted loss per common share	$(0.05)	$(0.25)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2021	December 31, 2020
Stock options	1,750,096	1,560,828
Restricted stock units	516,180	980,785
Restricted stock	22,632	232,600
Warrants	—	6,517
Total excluded shares	2,288,908	2,780,730

NOTE 11.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Twelve Months Ended
	December 31, 2021	December 31, 2020
Managed Services Revenue	$28,203,556	$15,625,273

Marketplace Spend Fees	319,419	621,536
License Fees	1,454,874	1,667,662
Other Fees	44,528	52,736
SaaS Services Revenue	1,818,821	2,341,934

Total Revenue	$30,022,377	$17,967,207

The following table provides the Company’s revenues as determined by the country of domicile:

	Twelve Months Ended
	December 31, 2021	December 31, 2020
United States	$29,390,892	$16,964,603
Canada	631,485	1,002,604
Total	$30,022,377	$17,967,207

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	December 31, 2021	December 31, 2020
Accounts receivable, net	$7,599,103	$5,207,205
Contract liabilities (unearned revenue)	$11,338,095	$6,634,870

The increase in contract liabilities is primarily the result of the increase in fourth-quarter contracts where the customers have paid in advance for services in future periods. The Company does not typically engage in contracts that are longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year.
Contract receivables are recognized when the receipt of consideration is unconditional. Contract liabilities relate to the consideration received from customers in advance of the Company satisfying performance obligations under the terms of the contracts, which will be earned in future periods. Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized upon the Company meeting the performance obligations. As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.
Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at December 31, 2021, and December 31, 2020, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on December 31, 2021, within the next year.

NOTE 12.     INCOME TAXES

    The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carry forwards	$23,877,000	$22,376,000
Accrued expenses	430,000	281,000
Stock option and warrant expenses	504,000	474,000
Accounts receivable	41,000	38,000
Other	(42,000)	3,000
Total deferred tax assets	24,810,000	23,172,000
Valuation allowance	(24,684,000)	(22,950,000)
Net deferred tax assets	126,000	222,000

Deferred tax liabilities:
Fixed and tangible assets	(126,000)	(222,000)
Total deferred tax liabilities	(126,000)	(222,000)

Total deferred tax assets (liabilities)	$—	$—

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended
	December 31, 2021	December 31, 2020
Federal income tax at statutory rates	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	53.7%	13.8%
Deferred state taxes	(7.2)%	(2.1)%
Non-deductible expenses:
Goodwill impairment	—%	9.0%
ISO & Restricted stock compensation	(6.4)%	(0.1)%
Change in state & federal deferred rate	(5.9)%	0.2%
PPP loan forgiveness	(13.4)%	—%
Other	0.2%	0.2%
Income taxes at effective rates	—%	—%

The Company has incurred net losses for tax purposes every year since its inception. As of December 31, 2021, the Company had approximately $91,220,139 in net operating loss carryforwards for U.S. federal income tax purposes and $93,630,068 in net operating loss carryforwards for state income tax purposes, which in the aggregate expire in various amounts between the years of 2026 and 2040. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 as a result of the substantial issuances of common stock in 2012 through 2021. Certain of the Company's net operating losses acquired in connection with the Ebyline, ZenContent, and TapInfluence acquisitions also may be limited by IRC Section 382. The change in the valuation allowance for the twelve months ended December 31, 2021, was an increase of $1,734,000, resulting primarily from net operating losses generated during the period. The change in the valuation allowance for the twelve months ended December 31, 2020, was an increase of $1,289,000, resulting primarily from net operating losses generated during the period.

NOTE 13.    UNAUDITED QUARTERLY FINANCIAL DATA
As discussed in Note 2, the Company determined that its unaudited interim consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2020, June 30, 2020 and September 30, 2020 were materially misstated and should be restated and that the interim consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2021, June 30, 2021, and September 30, 2021 were not materially misstated but should be revised.
The tables below set forth the impact of the restatements and revisions on the Company’s unaudited interim consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$5,634,441	$—	$5,634,441
Accounts receivable, net	3,977,571	—	3,977,571
Prepaid expenses	423,419	8,761	432,180
Other current assets	37,097	—	37,097
Total current assets	$10,072,528	$8,761	$10,081,289

Property and equipment, net	317,154	—	317,154
Goodwill	4,016,722	—	4,016,722
Intangible assets, net	1,246,526	—	1,246,526
Software development costs, net	1,470,334	—	1,470,334
Security deposits	151,184	—	151,184
Total assets	$17,274,448	$8,761	$17,283,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,130,791	314,461	1,445,252
Accrued expenses	1,604,588	—	1,604,588
Contract liabilities	5,597,479	(418,964)	5,178,515
Current portion of notes payable	1,162,924	—	1,162,924
Total current liabilities	$9,495,782	$(104,503)	$9,391,279

Notes payable, less current portion	65,609	—	65,609
Total liabilities	$9,561,391	$(104,503)	$9,456,888

Stockholders’ equity:
Common stock; $.0001 par value; 200,000,000 shares authorized; 34,773,051 shares issued and outstanding	3,477	—	3,477
Additional paid-in capital	74,257,810	—	74,257,810
Accumulated deficit(1)	(66,548,230)	113,264	(66,434,966)
Total stockholders’ equity	$7,713,057	$113,264	$7,826,321
Total liabilities and stockholders’ equity	$17,274,448	$8,761	$17,283,209
(1) The restatement adjustment reflects a restatement adjustment of $400,217 to the As Previously Reported accumulated deficit balance and a restatement adjustment of $(286,953) to the year-to-date net loss.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$4,763,668	$(439,193)	$4,324,475

Costs and expenses:
Cost of revenue	2,140,517	(152,240)	1,988,277
Sales and marketing	1,523,143	—	1,523,143
General and administrative	2,417,838	—	2,417,838
Impairment of goodwill	4,300,000	—	4,300,000
Depreciation and amortization	501,269	—	501,269
Total costs and expenses	10,882,767	(152,240)	10,730,527

Loss from operations	(6,119,099)	(286,953)	(6,406,052)

Other income (expense):
Interest expense	(6,618)	—	(6,618)
Other income (expense)	(37,744)	—	(37,744)
Total other income (expense), net	(44,362)	—	(44,362)

Net loss	$(6,163,461)	$(286,953)	$(6,450,414)

Weighted average common shares outstanding basic and diluted	34,681,198	—	34,681,198
Basic and diluted loss per common share	$(0.18)	$(0.01)	$(0.19)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019 (As Revised)	34,634,172	$3,464	$74,099,328	$(59,984,552)	$14,118,240
Sale of securities	—	—	—	—	—
Stock purchase plan issuances	—	—	—	—	—
Stock issued for payment of services	97,655	10	31,240	—	31,250
Stock issuance costs	—	—	(2,326)	—	(2,326)
Stock-based compensation	41,224	3	129,568	—	129,571
Net Loss	—	—	—	(6,163,461)	(6,163,461)
Restatement adjustment	—	—	—	(286,953)	(286,953)
Balance, March 31, 2020 (As Restated)	34,773,051	$3,477	$74,257,810	$(66,434,966)	$7,826,321

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$(6,163,461)	$(286,953)	$(6,450,414)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	35,629	—	35,629
Amortization of software development costs and other intangible assets	465,640	—	465,640
Stock-based compensation	129,571	—	129,571
Fair value of stock issued for payment of services	31,250	—	31,250
Impairment of goodwill	4,300,000	—	4,300,000
Provision for losses on accounts receivable	33,305	—	33,305
Cash provided by (used for):
Accounts receivable	1,585,843	—	1,585,843
Prepaid expenses and other current assets	(15,135)	2,750	(12,385)
Security deposits	619	—	619
Accounts payable	(1,121,745)	(73,017)	(1,194,762)
Accrued expenses	215,375	—	215,375
Contract liabilities	(869,287)	357,220	(512,067)
Right-of-use asset and lease liability, net	24,024	—	24,024
Net cash used for operating activities	(1,348,372)	—	(1,348,372)
Cash flows from investing activities:		—
Software development costs	(51,004)	—	(51,004)
Net cash used for investing activities	(51,004)	—	(51,004)
Cash flows from financing activities:		—
Proceeds from line of credit, net of repayments	1,162,924	—	1,162,924
Payments on notes payable and capital leases	(11,410)	—	(11,410)
Stock issuance costs	(2,326)	—	(2,326)
Net cash provided by financing activities	1,149,188	—	1,149,188

Net increase (decrease) in cash and cash equivalents	(250,188)	—	(250,188)
Cash and cash equivalents, beginning of year	5,884,629	—	5,884,629
Cash and cash equivalents, end of period	$5,634,441	—	$5,634,441

Supplemental cash flow information:
Interest paid	1,368	—	1,368

Non-cash financing and investing activities:
Acquisition of assets through finance lease	43,003	—	43,003
Fair value of common stock issued for future services	125,000	—	125,000

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets
As of June 30, 2020

	As Previously Reported	Restatement Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$20,820,273	$—	$20,820,273
Accounts receivable, net	3,053,135	—	3,053,135
Prepaid expenses	368,697	1,312	370,009
Other current assets	130,656	—	130,656
Total current assets	$24,372,761	$1,312	$24,374,073

Property and equipment, net	282,082	—	282,082
Goodwill	4,016,722	—	4,016,722
Intangible assets, net	1,006,536	—	1,006,536
Software development costs, net	1,413,920	—	1,413,920
Security deposits	40,382	—	40,382
Total assets	$31,132,403	$1,312	$31,133,715

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,022,960	267,779	1,290,739
Accrued expenses	1,287,652	—	1,287,652
Contract liabilities	5,841,264	(330,959)	5,510,305
Current portion of notes payable	837,865	—	837,865
Total current liabilities	$8,989,741	$(63,180)	$8,926,561

Finance obligation, less current portion	65,609	—	65,609
Notes payable, less current portion	1,096,722	—	1,096,722
Total liabilities	$10,152,072	$(63,180)	$10,088,892

Stockholders’ Equity
Common stock; $.0001 par value; 200,000,000 shares authorized; 41,784,601 shares issued and outstanding	4,178	—	4,178
Additional paid-in capital	89,315,525	—	89,315,525
Accumulated deficit(1)	(68,339,372)	64,492	(68,274,880)
Total stockholders’ equity	$20,980,331	$64,492	$21,044,823
Total liabilities and stockholders’ equity	$31,132,403	$1,312	$31,133,715
(1) The restatement adjustment reflects a restatement adjustment of $400,217 to the As Previously Reported accumulated deficit balance and a restatement adjustment of $(335,725) to the year-to-date net loss.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$3,135,039	$(85,222)	$3,049,817

Costs and expenses:
Cost of revenue	1,414,249	(36,450)	1,377,799
Sales and marketing	1,228,691	—	1,228,691
General and administrative	1,920,492	—	1,920,492
Depreciation and amortization	377,107	—	377,107
Total costs and expenses	4,940,539	(36,450)	4,904,089

Loss from operations	(1,805,500)	(48,772)	(1,854,272)

Other income (expense):
Interest expense	(19,476)	—	(19,476)
Other income	33,834	—	33,834
Total other income (expense), net	14,358	—	14,358

Net loss	$(1,791,142)	$(48,772)	$(1,839,914)

Weighted average common shares outstanding basic and diluted	36,108,073	—	36,108,073
Basic and diluted loss per common share	$(0.05)	$—	$(0.05)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$7,898,707	$(524,415)	$7,374,292

Costs and expenses:
Cost of revenue	3,554,766	(188,690)	3,366,076
Sales and marketing	2,751,834	—	2,751,834
General and administrative	4,338,330	—	4,338,330
Impairment of goodwill	4,300,000	—	4,300,000
Depreciation and amortization	878,376	—	878,376
Total costs and expenses	15,823,306	(188,690)	15,634,616

Loss from operations	(7,924,599)	(335,725)	(8,260,324)

Other income (expense):
Interest expense	(26,094)	—	(26,094)
Other income (expense)	(3,910)	—	(3,910)
Total other income (expense), net	(30,004)	—	(30,004)

Net loss	$(7,954,603)	$(335,725)	$(8,290,328)

Weighted average common shares outstanding basic and diluted	35,394,639	—	35,394,639
Basic and diluted loss per common share	$(0.22)	$(0.01)	$(0.23)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2020 (As Previously Reported)	34,773,051	$3,477	$74,257,810	$(66,548,230)	$7,713,057
Restatement adjustments	—	—	—	113,264	$113,264
Balance, March 31, 2020 (As Restated)	34,773,051	$3,477	$74,257,810	$(66,434,966)	$7,826,321
Sale of securities	6,856,241	685	15,361,168	—	15,361,853
Stock purchase plan issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	97,655	9	31,240	—	31,249
Stock issuance costs	—	—	(455,706)	—	(455,706)
Stock-based compensation	47,620	6	118,701	—	118,707
Net Loss	—	—	—	(1,791,142)	(1,791,142)
Restatement adjustment	—	—	—	(48,772)	(48,772)
Balance, June 30, 2020 (As Restated)	41,784,601	$4,178	$89,315,525	$(68,274,880)	$21,044,823

IZEA Worldwide, Inc.
Unaudited Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019 (As Revised)	34,634,172	$3,464	$74,099,328	$(59,984,552)	$14,118,240
Sale of securities	6,856,241	685	15,361,168	—	15,361,853
Stock purchase plan issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	195,310	19	62,480	—	62,499
Stock issuance costs	—	—	(458,032)	—	(458,032)
Stock-based compensation	88,844	9	248,269	—	248,278
Net Loss	—	—	—	(7,954,603)	(7,954,603)
Restatement adjustment	—	—	—	(335,725)	(335,725)
Balance, June 30, 2020 (As Restated)	41,784,601	$4,178	$89,315,525	$(68,274,880)	$21,044,823

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$(7,954,603)	$(335,725)	$(8,290,328)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	70,207	—	70,207
Amortization of software development costs and other intangible assets	808,169	—	808,169
Stock-based compensation	248,278	—	248,278
Fair value of stock issued for payment of services	62,499	—	62,499
Impairment of goodwill	4,300,000	—	4,300,000
(Gain) loss on disposal of equipment	(23,706)	—	(23,706)
Provision for losses on accounts receivable	107,315	—	107,315
Changes in operating assets and liabilities:
Accounts receivable	2,436,269	—	2,436,269
Prepaid expenses and other current assets	(53,972)	10,199	(43,773)
Security deposits	111,421	—	111,421
Accounts payable	(1,229,576)	(119,699)	(1,349,275)
Accrued expenses	(101,561)	—	(101,561)
Contract liabilities	(625,502)	445,225	(180,277)
Right-of-use asset and lease liability, net	24,024	—	24,024
Net cash used for operating activities	(1,820,738)	—	(1,820,738)
Cash flows from investing activities:
Purchase of equipment	(3,287)	—	(3,287)
Proceeds from sale of equipment	27,487	—	27,487
Software development costs	(97,129)	—	(97,129)
Net cash used for investing activities	(72,929)	—	(72,929)
Cash flows from financing activities:
Proceeds from the sale of securities	15,361,853	—	15,361,853
Proceeds from stock purchase plan and option exercise issuances	2,313	—	2,313
Proceeds from notes payable	1,934,587	—	1,934,587
Payments on finance obligation	(11,410)	—	(11,410)
Stock issuance costs	(458,032)	—	(458,032)
Net cash provided by financing activities	16,829,311	—	16,829,311

Net increase (decrease) in cash and cash equivalents	14,935,644	—	14,935,644
Cash and cash equivalents, beginning of year	5,884,629	—	5,884,629
Cash and cash equivalents, end of period	$20,820,273	$—	$20,820,273

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Supplemental cash flow information:
Interest paid	36,594	—	36,594

Non-cash financing and investing activities:
Acquisition of assets through finance lease	43,003	—	43,003
Fair value of common stock issued for future services	125,000	—	125,000

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets
As of September 30, 2020

	As Previously Reported	Restatement Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$30,617,921	$—	$30,617,921
Accounts receivable, net	3,981,132	—	3,981,132
Prepaid expenses	385,128	29,567	414,695
Other current assets	140,291	—	140,291
Total current assets	$35,124,472	$29,567	$35,154,039

Property and equipment, net	260,994	—	260,994
Goodwill	4,016,722	—	4,016,722
Intangible assets, net	768,879	—	768,879
Software development costs, net	1,480,288	—	1,480,288
Total assets	$41,651,355	$29,567	$41,680,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,333,281	409,727	1,743,008
Accrued expenses	1,267,553	—	1,267,553
Contract liabilities	7,028,687	(567,112)	6,461,575
Current portion of notes payable	1,157,103	—	1,157,103
Total current liabilities	$10,786,624	$(157,385)	$10,629,239

Finance obligation, less current portion	65,604	—	65,604
Notes payable, less current portion	778,092	—	778,092
Total liabilities	$11,630,320	$(157,385)	$11,472,935

Stockholders’ Equity
Common stock; $.0001 par value; 200,000,000 shares authorized; 48,331,379 shares issued and outstanding	4,833	—	4,833
Additional paid-in capital	99,610,374	—	99,610,374
Accumulated deficit(1)	(69,594,172)	186,952	(69,407,220)
Total stockholders’ equity	$30,021,035	$186,952	$30,207,987
Total liabilities and stockholders’ equity	$41,651,355	$29,567	$41,680,922
(1) The restatement adjustment reflects a restatement adjustment of $400,217 to the As Previously Reported accumulated deficit balance and a restatement adjustment of $(213,265) to the year-to-date net loss.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$4,036,120	$171,434	$4,207,554

Costs and expenses:
Cost of revenue	1,701,770	48,974	1,750,744
Sales and marketing	1,403,037	—	1,403,037
General and administrative	1,827,267	—	1,827,267
Depreciation and amortization	372,483	—	372,483
Total costs and expenses	5,304,557	48,974	5,353,531

Loss from operations	$(1,268,437)	$122,460	$(1,145,977)

Other income (expense):
Interest expense	(16,448)	—	(16,448)
Other income	30,085	—	30,085
Total other income (expense)	13,637	—	13,637

Net loss	$(1,254,800)	$122,460	$(1,132,340)

Weighted average common shares outstanding - basic and diluted	45,772,638	—	45,772,638
Basic and diluted loss per common share	$(0.03)	$0.01	$(0.02)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$11,934,827	$(352,981)	$11,581,846

Costs and expenses:
Cost of revenue	5,256,536	(139,716)	5,116,820
Sales and marketing	4,154,871	—	4,154,871
General and administrative	6,165,597	—	6,165,597
Impairment of goodwill	4,300,000	—	4,300,000
Depreciation and amortization	1,250,859	—	1,250,859
Total costs and expenses	21,127,863	(139,716)	20,988,147

Loss from operations	$(9,193,036)	$(213,265)	$(9,406,301)

Other income (expense):
Interest expense	(42,542)	—	(42,542)
Other income	26,175	—	26,175
Total other income (expense)	(16,367)	—	(16,367)

Net loss	$(9,209,403)	$(213,265)	$(9,422,668)

Weighted average common shares outstanding - basic and diluted	38,879,218	—	38,879,218
Basic and diluted loss per common share	$(0.24)	$—	$(0.24)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2020 (As Previously Reported)	41,784,601	$4,178	$89,315,525	$(68,339,372)	$20,980,331
Restatement adjustment	—	—	—	64,492	64,492
Balance, June 30, 2020 (As Restated)	41,784,601	$4,178	$89,315,525	$(68,274,880)	$21,044,823
Sale of securities	6,401,931	641	10,377,799	—	10,378,440
Stock purchase plan issuances	—	—	—	—	—
Stock issued for payment of services	97,655	10	31,240	—	31,250
Stock issuance costs	—	—	(222,754)	—	(222,754)
Stock-based compensation	47,192	4	108,564	—	108,568
Net Loss	—	—	—	(1,254,800)	(1,254,800)
Restatement adjustment	—	—	—	122,460	122,460
Balance, September 30, 2020 (As Restated)	48,331,379	$4,833	$99,610,374	$(69,407,220)	$30,207,987

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019 (As Revised)	34,634,172	$3,464	$74,099,328	$(59,984,552)	$14,118,240
Sale of securities	13,258,172	1,326	25,738,967	—	25,740,293
Stock purchase plan issuances	10,034	1	2,312	—	2,313
Stock issued for payment of services	292,965	29	93,720	—	93,749
Stock issuance costs	—	—	(680,786)	—	(680,786)
Stock-based compensation	136,036	13	356,833	—	356,846
Net Loss	—	—	—	(9,209,403)	(9,209,403)
Restatement adjustment	—	—	—	(213,265)	(213,265)
Balance, September 30, 2020 (As Restated)	48,331,379	$4,833	$99,610,374	$(69,407,220)	$30,207,987

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$(9,209,403)	$(213,265)	$(9,422,668)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	102,495	—	102,495
Amortization of software development costs and other intangible assets	1,148,364	—	1,148,364
Stock-based compensation	356,846	—	356,846
Fair value of stock issued for payment of services	93,749	—	93,749
Impairment of goodwill	4,300,000	—	4,300,000
(Gain) loss on disposal of equipment	(22,423)	—	(22,423)
Provision for losses on accounts receivable	108,381	—	108,381
Changes in operating assets and liabilities:
Accounts receivable	1,507,206	—	1,507,206
Prepaid expenses and other current assets	(80,038)	(18,057)	(98,095)
Security deposits	151,803	—	151,803
Accounts payable	(919,255)	22,249	(897,006)
Accrued expenses	(121,665)	—	(121,665)
Contract liabilities	561,921	209,073	770,994
Right-of-use asset and lease liability, net	24,024	—	24,024
Net cash used for operating activities	(1,997,995)	—	(1,997,995)
Cash flows from investing activities:
Purchase of equipment	(17,290)	—	(17,290)
Proceeds from sale of equipment	29,007	—	29,007
Software development costs	(266,035)	—	(266,035)
Net cash used for investing activities	(254,318)	—	(254,318)
Cash flows from financing activities:
Proceeds from the sale of securities	25,740,293	—	25,740,293
Proceeds from stock purchase plan and option exercise issuances	2,313	—	2,313
Proceeds from notes payable	1,935,195	—	1,935,195
Payments on finance obligation	(11,410)	—	(11,410)
Stock issuance costs	(680,786)	—	(680,786)
Net cash provided by financing activities	26,985,605	—	26,985,605

Net increase (decrease) in cash and cash equivalents	24,733,292	—	24,733,292
Cash and cash equivalents, beginning of year	5,884,629	—	5,884,629
Cash and cash equivalents, end of period	$30,617,921	$—	$30,617,921

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Supplemental cash flow information:
Interest paid	39,834	—	39,834

Non-cash financing and investing activities:
Acquisition of assets through finance lease	43,003	—	43,003
Fair value of common stock issued for future services	125,000	—	125,000

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets
As of March 31, 2021

	As Previously Reported	Revision Adjustment	As Revised
Assets
Current assets:
Cash and cash equivalents	$65,465,588	$—	$65,465,588
Accounts receivable, net	4,071,940	—	4,071,940
Prepaid expenses	380,407	6,601	387,008
Other current assets	48,340	—	48,340
Total current assets	$69,966,275	$6,601	$69,972,876

Property and equipment, net	219,563	—	219,563
Goodwill	4,016,722	—	4,016,722
Intangible assets, net	288,889	—	288,889
Software development costs, net	1,356,308	—	1,356,308
Total assets	$75,847,757	$6,601	$75,854,358

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,675,520	348,241	2,023,761
Accrued expenses	1,680,722	—	1,680,722
Contract liabilities	7,222,120	(582,970)	6,639,150
Current portion of notes payable	1,797,976	—	1,797,976
Total current liabilities	$12,376,338	$(234,729)	$12,141,609

Finance obligation, less current portion	34,292	—	34,292
Notes payable, less current portion	138,900	—	138,900
Total liabilities	$12,549,530	$(234,729)	$12,314,801

Stockholders’ Equity
Common stock; $.0001 par value; 200,000,000 shares authorized; 59,123,449 shares issued and outstanding	5,912	—	5,912
Additional paid-in capital	135,919,529	—	135,919,529
Accumulated deficit(1)	(72,627,214)	241,330	(72,385,884)
Total stockholders’ equity	$63,298,227	$241,330	$63,539,557
Total liabilities and stockholders’ equity	$75,847,757	$6,601	$75,854,358
(1) The revision adjustment reflects a revision adjustment of $141,829 to the As Previously Reported accumulated deficit balance and a revision adjustment of $99,501 to the year-to-date net loss.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2021
	As Previously Reported	Revision Adjustment	As Revised
Revenue	$5,375,632	$152,534	$5,528,166

Costs and expenses:
Cost of revenue	2,404,752	53,033	2,457,785
Sales and marketing	2,078,323	—	2,078,323
General and administrative	2,535,147	—	2,535,147
Depreciation and amortization	365,529	—	365,529
Total costs and expenses	7,383,751	53,033	7,436,784

Loss from operations	$(2,008,119)	$99,501	$(1,908,618)

Other income (expense):
Interest expense	(13,793)	—	(13,793)
Other income	29,474	—	29,474
Total other income (expense)	15,681	—	15,681

Net loss	$(1,992,438)	$99,501	$(1,892,937)

Weighted average common shares outstanding - basic and diluted	56,334,219	—	56,334,219
Basic and diluted loss per common share	$(0.04)	$0.01	$(0.03)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020 (As Revised)	50,050,167	$5,005	$102,416,131	$(70,492,947)	$31,928,189
Sale of securities	8,701,691	870	34,357,142	—	34,358,012
Stock purchase plan issuances	1,510	—	2,144	—	2,144
Stock issued for payment of services	7,176	1	34,695	—	34,696
Stock issuance costs	—	—	(746,957)	—	(746,957)
Stock-based compensation	526,903	52	197,934	—	197,986
Shares withheld to cover statutory taxes	(163,998)	(16)	(341,560)	—	(341,576)
Net Loss	—	—	—	(1,992,438)	(1,992,438)
Revision adjustment	—	$—	$—	99,501	99,501
Balance, March 31, 2021 (As Revised)	59,123,449	$5,912	$135,919,529	$(72,385,884)	$63,539,557

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2021
	As Previously Reported	Revision Adjustment	As Revised
Cash flows from operating activities:
Net income (loss)	$(1,992,438)	$99,501	$(1,892,937)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	32,486	—	32,486
Amortization of software development costs and other intangible assets	333,043	—	333,043
Stock-based compensation	197,986	—	197,986
Fair value of stock issued for payment of services	34,696	—	34,696
(Gain) loss on disposal of equipment	(7,914)	—	(7,914)
Changes in operating assets and liabilities:
Accounts receivable	1,135,265	—	1,135,265
Prepaid expenses and other current assets	(154,986)	20,664	(134,322)
Accounts payable	(204,624)	(82,589)	(287,213)
Accrued expenses	(245,077)	—	(245,077)
Contract liabilities	41,856	(37,576)	4,280
Net cash used for operating activities	(829,707)	—	(829,707)
Cash flows from investing activities:
Purchase of equipment	(22,109)	—	(22,109)
Proceeds from sale of equipment	8,892	—	8,892
Net cash used for investing activities	(13,217)	—	(13,217)
Cash flows from financing activities:
Proceeds from the sale of securities	34,358,012	—	34,358,012
Proceeds from stock purchase plan and option exercise issuances	2,144	—	2,144
Payments on finance obligation	(8,336)	—	(8,336)
Stock issuance costs	(746,957)	—	(746,957)
Payments on shares withheld for statutory taxes	(341,576)	—	(341,576)
Net cash provided by financing activities	33,263,287	—	33,263,287

Net increase (decrease) in cash and cash equivalents	32,420,363	—	32,420,363
Cash and cash equivalents, beginning of year	33,045,225	—	33,045,225
Cash and cash equivalents, end of period	$65,465,588	$—	$65,465,588

Supplemental cash flow information:
Interest paid	4,792	—	4,792

Non-cash financing and investing activities:
Fair value of common stock issued for future services	147,329	—	$147,329

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets
As of June 30, 2021

	As Previously Reported	Revision Adjustment	As Revised
Assets
Current assets:
Cash and cash equivalents	$74,989,876	$—	$74,989,876
Accounts receivable, net	6,132,949	—	6,132,949
Prepaid expenses	1,006,643	20,502	1,027,145
Other current assets	62,694	—	62,694
Total current assets	$82,192,162	$20,502	$82,212,664

Property and equipment, net	193,786	—	193,786
Goodwill	4,016,722	—	4,016,722
Intangible assets, net	72,222	—	72,222
Software development costs, net	1,242,252	—	1,242,252
Total assets	$87,717,144	$20,502	$87,737,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,624,725	282,664	1,907,389
Accrued expenses	2,097,474	—	2,097,474
Contract liabilities	8,654,765	(456,773)	8,197,992
Total current liabilities	$12,376,964	$(174,109)	$12,202,855

Finance obligation, less current portion	34,292	—	34,292
Notes payable, less current portion	32,255	—	32,255
Total liabilities	$12,443,511	$(174,109)	$12,269,402

Stockholders’ Equity
Common stock; $.0001 par value; 200,000,000 shares authorized; 61,809,573 shares issued and outstanding	6,181	—	6,181
Additional paid-in capital	148,006,352	—	148,006,352
Accumulated deficit(1)	(72,738,900)	194,611	(72,544,289)
Total stockholders’ equity	$75,273,633	$194,611	$75,468,244
Total liabilities and stockholders’ equity	$87,717,144	$20,502	$87,737,646
(1) The revision adjustment reflects a revision adjustment of $141,829 to the As Previously Reported accumulated deficit balance and a revision adjustment of $52,782 to the year-to-date net loss.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2021
	As Previously Reported	Revision Adjustment	As Revised
Revenue	$6,538,739	$(122,288)	$6,416,451

Costs and expenses:
Cost of revenue	3,284,259	(75,569)	3,208,690
Sales and marketing	2,302,869	—	2,302,869
General and administrative	2,659,578	—	2,659,578
Depreciation and amortization	363,924	—	363,924
Total costs and expenses	8,610,630	(75,569)	8,535,061

Loss from operations	$(2,071,891)	$(46,719)	$(2,118,610)

Other income (expense):
Interest expense	(8,739)	—	(8,739)
Other income	1,968,944	—	1,968,944
Total other income (expense)	1,960,205	—	1,960,205

Net loss	$(111,686)	$(46,719)	$(158,405)

Weighted average common shares outstanding - basic and diluted	61,386,913	—	61,386,913
Basic and diluted loss per common share	$—	$—	$—

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Six Months Ended June 30, 2021
	As Previously Reported	Revision Adjustment	As Revised
Revenue	$11,914,371	$30,246	$11,944,617

Costs and expenses:
Cost of revenue	5,689,011	(22,536)	5,666,475
Sales and marketing	4,381,192	—	4,381,192
General and administrative	5,194,725	—	5,194,725
Depreciation and amortization	729,453	—	729,453
Total costs and expenses	15,994,381	(22,536)	15,971,845

Loss from operations	$(4,080,010)	$52,782	$(4,027,228)

Other income (expense):
Interest expense	(22,532)	—	(22,532)
Other income	1,998,418	—	1,998,418
Total other income (expense)	1,975,886	—	1,975,886

Net loss	$(2,104,124)	$52,782	$(2,051,342)

Weighted average common shares outstanding - basic and diluted	58,874,526	—	58,874,526
Basic and diluted loss per common share	$(0.04)	$0.01	$(0.03)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021 (As Previously Reported)	59,123,449	$5,912	$135,919,529	$(72,627,214)	$63,298,227
Revision adjustment	—	—	—	241,330	241,330
Balance, March 31, 2021 (As Revised)	59,123,449	$5,912	$135,919,529	$(72,385,884)	$63,539,557
Sale of securities	2,484,393	249	12,186,427	—	12,186,676
Stock purchase plan issuances	135,141	14	45,928	—	45,942
Stock issued for payment of services	7,716	—	37,544	—	37,544
Stock issuance costs	—	—	(333,878)	—	(333,878)
Stock-based compensation	77,420	8	206,186	—	206,194
Shares withheld to cover statutory taxes	(18,546)	(2)	(55,384)	—	(55,386)
Net Loss	—	—	—	(111,686)	(111,686)
Revision adjustment	—	—	—	(46,719)	(46,719)
Balance, June 30, 2021 (As Revised)	61,809,573	$6,181	$148,006,352	$(72,544,289)	$75,468,244

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020 (As Revised)	50,050,167	$5,005	$102,416,131	$(70,492,947)	$31,928,189
Sale of securities	11,186,084	1,119	46,543,569	—	46,544,688
Stock purchase plan issuances	136,651	14	48,072	—	48,086
Stock issued for payment of services	14,892	1	72,239	—	72,240
Stock issuance costs	—	—	(1,080,835)	—	(1,080,835)
Stock-based compensation	604,323	60	404,120	—	404,180
Shares withheld to cover statutory taxes	(182,544)	(18)	(396,944)	—	(396,962)
Net Loss	—	—	—	(2,104,124)	(2,104,124)
Revision adjustment	—	—	—	52,782	52,782
Balance, June 30, 2021 (As Revised)	61,809,573	$6,181	$148,006,352	$(72,544,289)	$75,468,244

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2021
	As Previously Reported	Revision Adjustment	As Revised
Cash flows from operating activities:
Net income (loss)	$(2,104,124)	$52,782	$(2,051,342)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
(Gain) on the forgiveness of debt	(1,927,220)	—	(1,927,220)
Depreciation and amortization	65,687	—	65,687
Amortization of software development costs and other intangible assets	663,766	—	663,766
Stock-based compensation	404,180	—	404,180
Fair value of stock issued for payment of services	72,240	—	72,240
(Gain) loss on disposal of equipment	(7,790)	—	(7,790)
Changes in operating assets and liabilities:
Accounts receivable	(925,744)	—	(925,744)
Prepaid expenses and other current assets	(795,576)	6,763	(788,813)
Accounts payable	(255,419)	(148,165)	(403,584)
Accrued expenses	193,795	—	193,795
Contract liabilities	1,474,501	88,620	1,563,121
Right-of-use asset and lease liability, net	—	—	—
Net cash used for operating activities	(3,141,704)	—	(3,141,704)
Cash flows from investing activities:
Purchase of equipment	(29,689)	—	(29,689)
Proceeds from sale of equipment	8,924	—	8,924
Net cash used for investing activities	(20,765)	—	(20,765)
Cash flows from financing activities:
Proceeds from the sale of securities	46,544,688	—	46,544,688
Proceeds from stock purchase plan and option exercise issuances	48,086	—	48,086
Payments on finance obligation	(7,857)	—	(7,857)
Stock issuance costs	(1,080,835)	—	(1,080,835)
Payments on shares withheld for statutory taxes	(396,962)	—	(396,962)
Net cash provided by financing activities	45,107,120	—	45,107,120

Net increase (decrease) in cash and cash equivalents	41,944,651	—	41,944,651
Cash and cash equivalents, beginning of year	33,045,225	—	33,045,225
Cash and cash equivalents, end of period	$74,989,876	$—	$74,989,876

Supplemental cash flow information:
Interest paid	5,610	—	5,610

Non-cash financing and investing activities:
Fair value of common stock issued for future services	147,329	—	$147,329
PPP Loan Forgiveness	1,927,220	—	$1,927,220

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets
As of September 30, 2021

	As Previously Reported	Revision Adjustment	As Revised
Assets
Current assets:
Cash and cash equivalents	$74,451,857	$—	$74,451,857
Accounts receivable, net	7,093,028	—	7,093,028
Prepaid expenses	1,646,895	42,682	1,689,577
Other current assets	40,853	—	40,853
Total current assets	$83,232,633	$42,682	$83,275,315

Property and equipment, net	157,769	—	157,769
Goodwill	4,016,722	—	4,016,722
Software development costs, net	1,127,093	—	1,127,093
Total assets	$88,534,217	$42,682	$88,576,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,372,546	325,099	1,697,645
Accrued expenses	2,419,917	—	2,419,917
Contract liabilities	10,660,068	(556,993)	10,103,075
Total current liabilities	$14,452,531	$(231,894)	$14,220,637

Finance obligation, less current portion	34,292	—	34,292
Notes payable, less current portion	31,470	—	31,470
Total liabilities	$14,518,293	$(231,894)	$14,286,399

Stockholders’ Equity
Common stock; $.0001 par value; 200,000,000 shares authorized; 61,903,631 shares issued and outstanding	6,190	—	6,190
Additional paid-in capital	148,229,391	—	148,229,391
Accumulated deficit(1)	(74,219,657)	274,576	(73,945,081)
Total stockholders’ equity	$74,015,924	$274,576	$74,290,500
Total liabilities and stockholders’ equity	$88,534,217	$42,682	$88,576,899
(1) The revision adjustment reflects a revision adjustment of $141,829 to the As Previously Reported accumulated deficit balance and a revision adjustment of $132,747 to the year-to-date net loss.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2021
	As Previously Reported	Revision Adjustment	As Revised
Revenue	$7,607,546	$126,828	$7,734,374

Costs and expenses:
Cost of revenue	3,975,532	46,863	4,022,395
Sales and marketing	2,240,936	—	2,240,936
General and administrative	2,670,785	—	2,670,785
Depreciation and amortization	220,453	—	220,453
Total costs and expenses	9,107,706	46,863	9,154,569

Loss from operations	$(1,500,160)	$79,965	$(1,420,195)

Other income (expense):
Interest expense	(1,558)	—	(1,558)
Other income	20,961	—	20,961
Total other income (expense)	19,403	—	19,403

Net loss	$(1,480,757)	$79,965	$(1,400,792)

Weighted average common shares outstanding - basic and diluted	61,883,017	—	61,883,017
Basic and diluted loss per common share	$(0.02)	$—	$(0.02)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2021
	As Previously Reported	Revision Adjustment	As Revised
Revenue	$19,521,917	$157,074	$19,678,991

Costs and expenses:
Cost of revenue	9,664,543	24,327	9,688,870
Sales and marketing	6,622,128	—	6,622,128
General and administrative	7,865,510	—	7,865,510
Depreciation and amortization	949,906	—	949,906
Total costs and expenses	25,102,087	24,327	25,126,414

Loss from operations	$(5,580,170)	$132,747	$(5,447,423)

Other income (expense):
Interest expense	(24,090)	—	(24,090)
Other income	2,019,379	—	2,019,379
Total other income (expense)	1,995,289	—	1,995,289

Net loss	$(3,584,881)	$132,747	$(3,452,134)

Weighted average common shares outstanding - basic and diluted	59,875,142	—	59,875,142
Basic and diluted loss per common share	$(0.06)	$—	$(0.06)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2021 (As Previously Reported)	61,809,573	$6,181	$148,006,352	$(72,738,900)	$75,273,633
Revision adjustment	—	—	—	194,611	194,611
Balance, June 30, 2021 (As Revised)	61,809,573	$6,181	$148,006,352	$(72,544,289)	$75,468,244
Stock purchase plan issuances	27,995	2	11,239	—	11,241
Stock issued for payment of services	7,716	1	37,543	—	37,544
Stock issuance costs	—	—	(14,094)	—	(14,094)
Stock-based compensation	76,745	8	229,031	—	229,039
Shares withheld to cover statutory taxes	(18,398)	(2)	(40,680)	—	(40,682)
Net Loss	—	—	—	(1,480,757)	(1,480,757)
Revision adjustment	—	—	—	79,965	79,965
Balance, September 30, 2021 (As Revised)	61,903,631	$6,190	$148,229,391	$(73,945,081)	$74,290,500

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020 (As Revised)	50,050,167	$5,005	$102,416,131	$(70,492,947)	$31,928,189
Sale of securities	11,186,084	1,119	46,543,569	—	46,544,688
Stock purchase plan issuances	164,646	16	59,311	—	59,327
Stock issued for payment of services	22,608	2	109,782	—	109,784
Stock issuance costs	—	—	(1,094,929)	—	(1,094,929)
Stock-based compensation	681,068	68	633,151	—	633,219
Shares withheld to cover statutory taxes	(200,942)	(20)	(437,624)	—	(437,644)
Net Loss	—	—	—	(3,584,881)	(3,584,881)
Revision adjustment	—	—	—	132,747	132,747
Balance, September 30, 2021 (As Revised)	61,903,631	$6,190	$148,229,391	$(73,945,081)	$74,290,500

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2021
	As Previously Reported	Revision Adjustment	As Revised
Cash flows from operating activities:
Net income (loss)	$(3,584,881)	$132,747	$(3,452,134)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
(Gain) on the forgiveness of debt	(1,927,220)	—	(1,927,220)
Depreciation and amortization	98,759	—	98,759
Amortization of software development costs and other intangible assets	851,147	—	851,147
Stock-based compensation	633,219	—	633,219
Fair value of stock issued for payment of services	109,784	—	109,784
(Gain) loss on disposal of equipment	(21,522)	—	(21,522)
Changes in operating assets and liabilities:
Accounts receivable	(1,885,823)	—	(1,885,823)
Prepaid expenses and other current assets	(1,413,987)	(15,418)	(1,429,405)
Accounts payable	(507,598)	(105,732)	(613,330)
Accrued expenses	516,238	—	516,238
Contract liabilities	3,479,804	(11,597)	3,468,207
Net cash used for operating activities	(3,652,080)	—	(3,652,080)
Cash flows from investing activities:
Purchase of equipment	(33,912)	—	(33,912)
Proceeds from sale of equipment	29,824	—	29,824
Net cash used for investing activities	(4,088)	—	(4,088)
Cash flows from financing activities:
Proceeds from the sale of securities	46,544,688	—	46,544,688
Proceeds from stock purchase plan and option exercise issuances	59,327	—	59,327
Payments on finance obligation	(8,642)	—	(8,642)
Stock issuance costs	(1,094,929)	—	(1,094,929)
Payments on shares withheld for statutory taxes	(437,644)	—	(437,644)
Net cash provided by financing activities	45,062,800	—	45,062,800

Net increase (decrease) in cash and cash equivalents	41,406,632	—	41,406,632
Cash and cash equivalents, beginning of year	33,045,225	—	33,045,225
Cash and cash equivalents, end of period	$74,451,857	$—	$74,451,857

Supplemental cash flow information:
Interest paid	5,610	—	5,610

Non-cash financing and investing activities:
Fair value of common stock issued for future services	147,329	—	147,329
PPP Loan Forgiveness	1,927,220	—	1,927,220

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 14.     SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through March 31, 2022 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.

ITEM 9A – CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, controls and procedures could be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Misstatements due to error or fraud may occur and not be detected on a timely basis.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management team including its principal executive officer and principal financial and accounting officer to determine the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Due to the material weakness outlined below, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021.
Management's Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by its Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions;
ii.provide reasonable assurance that transactions are recorded as necessary for the preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations of its management and directors; and
iii.provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013)”. Based on this assessment, we concluded that due to a material weakness in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of this Annual Report, management conducted a review of the Company’s recognition of liabilities and associated costs relating to the Company’s Managed Services within its IZEAx platform ("Managed Services"), in connection with which the Company enters into contracts with marketers for creators to produce sponsored social services content (“Sponsored Content”) and post it on one or more approved social media platforms. The Company's Terms of Service state that Sponsored Content posted in response to a marketer's request (an "Opportunity") must remain linked and live for a minimum of forty-five (45) consecutive days (unless otherwise specified in the Opportunity) to validate the fulfillment of the Opportunity and for the creator to earn compensation for the posted Opportunity. Historically, the Company has reported liabilities and associated costs and revenues for Sponsored Content, as well as the related revenues, at the conclusion of the 45-day posting period, such that all liabilities associated costs, and related revenues of Sponsored Content posted within 45 days prior to the end of a reporting period were recorded in the subsequent reporting period. The Company determined that a portion of the liability, associated cost, and related revenue from Sponsored Content should have been accrued upon its initial posting (delivery) based on the number of posting days during the reporting period in which such Sponsored Content was posted. Since the Company recognizes its Managed Services revenue using an input method of costs incurred compared to the total of expected costs, the timing of the accrual of Sponsored Content costs affected the related Managed Services revenue recognized during each period.
In light of this determination, the Company has restated the previously issued interim financial statements included in its Quarterly Reports on Form 10-Q for the Restated Periods to apply adjustments to certain liabilities, associated costs, and related revenues which are derived from such costs. The restated financial statements for the Restated Periods are included in this Annual Report.
As a result of the restatement described above, we determined that we have a material weakness in our internal control over financial reporting. The material weakness relates to the inadequate design and operation of management’s controls over identifying the appropriate timing of cost recognition related to creator content deliveries used in the input method of costs incurred compared to total expected costs.
Pursuant to the rules of the SEC, management's annual report on internal control over financial reporting is not subject to attestation by the Company’s independent registered public accounting firm and are not required to provide an attestation report. Accordingly, BDO USA, LLP, has not issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021.
Remediation of Material Weakness
To remediate the material weakness described above, we are working to identify additional controls, including the possible engagement of an independent third-party technical accounting expert to assist management with the review and evaluation of our processes and pertinent controls, and to design additional processes and controls as deemed necessary. We believe that we will be able to design additional measures to remediate the material weakness identified and strengthen the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.
ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

    The names and ages of the Company’s executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	45	Founder, Chairman of the Board and Chief Executive Officer
Ryan S. Schram	41	President, Chief Operating Officer and Director
Peter J. Biere	65	Chief Financial Officer
Brian W. Brady	63	Director, Nominating Committee Chair
John H. Caron	64	Director
Lindsay A. Gardner	61	Director
Daniel R. Rua	52	Director, Compensation Committee Chair
Patrick J. Venetucci	53	Director, Audit Committee Chair
Executive Officers
Edward H. (Ted) Murphy, Founder, Chairman of the Board and Chief Executive Officer, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006 and Mr. Murphy has served as Chief Executive Officer and a director of IZEA since such time. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder and Chief Executive Officer, Mr. Murphy leads IZEA, both with his day-to-day operational leadership and with his strategic vision for IZEA and its products. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy brings to the Board extensive knowledge of the social sponsorship industry and a deep background in social media, mobile technology, and e-commerce, as well as significant experience in financing technology growth companies.
Ryan S. Schram, President, Chief Operating Officer and Director, joined us in September 2011 as a senior executive leading the company’s operations, client development, corporate strategy, customer success, marketing communications, and talent acquisition/retention efforts and was named President in January 2021. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at the leading engagement marketing company, Hello World (previously ePrize). Earlier in his career, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive (now iHeartMedia). Mr. Schram holds a Bachelor of Arts degree in Management from the Eli Broad College of Business at Michigan State University. Mr. Schram joined the Company’s Board in October 2012 and brings substantial knowledge and working experience in marketing services and client development within rapidly evolving industries.
Peter J. Biere, Chief Financial Officer, joined us in April 2021 as a senior executive responsible for IZEA’s finance and accounting operations as well as guiding the Company’s broader fiscal strategy. Mr. Biere previously served as the Chief Financial Officer of BSQUARE (NASDAQ: BSQR), a technology provider of intelligent devices and software systems serving a global customer base with software and engineering services, from 2017 to 2019. Prior to BSQUARE, he served as Chief Financial Officer for Dreambox Learning from 2012 to 2016, a venture-backed EdTech SaaS provider. Earlier in his career, Mr. Biere served as the Chief Financial Officer of Lumera, a publicly-traded R&D stage nanotechnology developer of electro-optic modulators, from 2004 to 2009. He also served as Chief Financial Officer of Zones.com from 1993 to 1999, where he co-led the IPO and was part of the leadership team that grew revenue from $70 million to $500 million. Mr. Biere received a Bachelor of Science and a Master of Science degree in Accounting from the University of Iowa. He earned his CPA license in 1983 in the State of Texas (inactive).
Directors
Brian W. Brady, Director, Nominating Committee Chairman, joined the Company’s Board in August 2012. From 1995 to December 2019, Mr. Brady was the President and Chief Executive Officer of Northwest Broadcasting, Inc., and Chairman of Bryson Holdings LLC. Collectively, these companies own and operate 15 television stations in nine markets. Mr. Brady currently serves on the board of Syncbak, a privately held technology company, Terrier Media, and Sparx Technology, Inc. (formerly iPowow USA, Inc.). Mr. Brady is also one of three senior advisors for Manhattan West Asset Management, an independent wealth management and high net worth financial advisory firm. Mr. Brady previously served on the FOX Affiliate

Board for nine years, serving as Chairman for four of those years. He also previously served on the board of the National Association of Broadcasting (8 years), Saga Communication (9 years), and the Ferris State College Foundation Board (7 years). Mr. Brady holds a Bachelor of Science degree in advertising from Ferris State University. Mr. Brady brings more than 25 years of experience in the multi-media industry to the Company’s Board, making his input invaluable as the Company expands its portfolio of customers and platform offerings.
John H. Caron, Director, joined the Company’s Board in April 2015. Mr. Caron has 30+ years of marketing experience in the consumer-packaged goods and restaurant industries. Since May 2017, Mr. Caron has served as Vice President and a director of Entrepreneurs in Action, Inc., a Florida benefit corporation, which, among other things, will be the Manager of one or more funds to invest in early-stage and start-up social enterprises. Mr. Caron has also served as an independent director on the board of Tijuana Flats since November 2015 and currently serves as its Chairman, sits on the board of Thrive Frozen Nutrition, Inc. since April 2014, and previously served on the board of venVelo, a Central Florida early-stage venture fund, since May 2013. Prior to joining the Company’s Board, Mr. Caron was a member of the Company’s Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013, Darden’s Chief Marketing Officer from March 2010 to May 2011, and Darden’s Executive Vice President of Marketing for Olive Garden from 2003 to 2010. Before joining Darden Restaurants, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor of Science degree in Political Science from The Colorado College and a Master’s degree in American Politics from New York University Department of Politics. Mr. Caron also earned a Master’s degree in Business Administration in Marketing from New York University Stern School of Business. Mr. Caron’s decades of experience leading and managing marketing and branding operations in highly competitive industries position him well to serve on the Company’s Board.
Lindsay A. Gardner, Director, joined the Company’s Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Until August 2020, Mr. Gardner served as Senior Vice President and Chief Content Officer of T-Mobile, the nation’s third-largest wireless company, where he spearheaded the company’s entry into video. Previously, he was the Chief Content Officer of Layer3TV, the first new cable operator to launch in the U.S. in a decade. Mr. Gardner joined Layer3TV in January 2015 and led its commercial launch and subsequent sale to T-Mobile. Before that, Mr. Gardner was a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $100 billion under management. In May 2010, he focused on global buyout opportunities in the media sector. From 2007 to 2010, Mr. Gardner was a partner of New York-based MediaTech Capital Partners. From 1999 until mid-2007, Mr. Gardner led distribution, sales, and marketing for Fox Networks as President, Distribution. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board due to his significant experience in the media, technology, and entertainment industries as both an executive and a private equity investor.
Daniel R. Rua, Director, Compensation Committee Chairman, rejoined the Company’s Board in July 2012. Since November 2015, Mr. Rua has served as the Chief Executive Officer of Admiral, a private SaaS company that provides visitor relationship management and marketing automation for digital publishers. From September 2006 to May 2011, Mr. Rua served as the Executive Chairman and an early investor in the Company’s predecessor entity IZEA Innovations, Inc. Mr. Rua has been a Managing Partner of Inflexion Partners, an early-stage venture capital fund since January 2002. Prior to Inflexion, Mr. Rua was a Partner with Draper Atlantic, the east coast fund of Silicon Valley’s early-stage venture firm Draper Fisher Jurvetson, from 1999 to 2002. Prior to Draper Atlantic, Mr. Rua led Internet protocol development at IBM’s Networking Labs in the Research Triangle from 1991 to 1999. Mr. Rua is a former director of InphoMatch (acquired by Sybase) and AuctionRover (acquired by Overture/Yahoo). Mr. Rua holds a Bachelor of Science degree in computer engineering from the University of Florida. He also earned a Juris Doctor from the University of North Carolina School of Law and a Master’s in Business Administration from the Kenan-Flagler Business School of the University of North Carolina. Mr. Rua’s extensive knowledge of the Company’s products and services as a director and early investor in the Company’s predecessor, as well as his many years of experience in venture capital investing and operational leadership of other technology growth companies, position him well to serve on the Company’s Board.
Patrick J. Venetucci, Director, Audit Committee Chairman, joined the Company’s Board in December 2018. Since 2018, Mr. Venetucci has served as Chief Executive Officer of MERGE, a private equity-backed company that merges creative, technology, and media solutions for clients in the health, financial services, and consumer industries. From 2016 to 2018, Mr. Venetucci was the President of USA Operations and Integration for Dentsu Aegis Network, one of the largest holding companies in the advertising industry. In 2013, Mr. Venetucci founded the MobileAngelo Group, a technology investment and consulting firm, where he initiated a global mobile roll-up capitalized by private equity and other ventures in technology that enable digital transformation and served as its Chief Executive Officer until 2016. From 1990 to 2013, Mr. Venetucci worked for Leo Burnett Worldwide, a global advertising network, serving as its President of Global Operations from 2009 to 2013. In this capacity, he was responsible for growing large global accounts and leading global corporate functions such as corporate strategy, Mergers and Acquisitions, enterprise technology, internal audit, procurement, and production. Before this, Mr.

Venetucci was Leo Burnett’s Global Head of Human Resources, where he chaired the executive compensation committee. Earlier in his career at Leo Burnett, he spent over a decade developing fully integrated marketing campaigns for several Fortune 500 clients and worked at Leo Burnett Tokyo for three years, where he started the company’s first digital marketing service. Mr. Venetucci has served as an advisor to several innovative public and private technology companies, including Solstice Mobile, Signal, ParqEx, and Quiver, as well as to private equity firms. Mr. Venetucci has a Master’s in Business Administration in Finance and Marketing and Entrepreneurship from the University of Chicago and a Bachelor of Arts in Communications Studies from the University of Iowa. Mr. Venetucci’s extensive knowledge of the advertising industry, as well as knowledge of financial and operational issues, positions him well to serve on the Company’s Board.
Family Relationships
There are no family relationships among our executive officers and directors.
Involvement in Certain Legal Proceedings
To the Company’s knowledge, during the past ten years, none of its directors, executive officers, promoters, control persons, or nominees has been:
•the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years before to that time;
•convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, or banking activities; or
•found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.
Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of its outstanding common stock to file initial reports of ownership with respect to the Company’s equity securities and reports of changes in such ownership with the SEC. SEC regulations require such persons to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of the copies of the reports that it received and written representations that no other reports were required, the Company believes that during the year ended December 31, 2021, all Section16(a) filings were made in a timely manner.
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2021, the members of the Company’s Compensation Committee were Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci with Mr. Rua serving as the Chairman of the Compensation Committee. None of the directors who served on the Compensation Committee in 2021 served as one of the Company’s employees in 2021 or has ever served as one of its officers. During 2021, none of the Company’s executive officers served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on its Board of Directors or Compensation Committee.
Board Committees
The Company’s Board has three active standing committees to assist with its responsibilities. Committee descriptions and charters are available on the Company’s website at https://izea.com. Neither the Company’s website nor its contents are incorporated into this Annual Report.
Audit Committee. The Audit Committee’s duties are to recommend to the Board the engagement of independent auditors to audit the Company’s financial statements and to review its accounting policies and financial statements. The Audit Committee is responsible for reviewing the scope and fees for the annual audit and the results of audit examinations performed by the Company’s independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.
The Audit Committee is comprised of three non-employee directors: John H. Caron, Daniel R. Rua, and Patrick J. Venetucci. Mr. Venetucci serves as the audit committee chairperson and is designated as the “audit committee financial expert”

based on his experience as an executive officer of multiple international companies, service on a compensation committee, and graduate degree in finance. Jill M. Golder served as the audit committee chairperson until her resignation in December 2021. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. The Audit Committee met telephonically six times during the year ended December 31, 2021.
Compensation Committee. The Compensation Committee is responsible for reviewing and approving the Company’s compensation policies, including executive officers. The Compensation Committee also reviews and administers the Company’s equity incentive compensation plans and recommends and approves grants of stock options or other awards under that plan.
    The Compensation Committee is comprised of three non-employee directors, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci. The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. Mr. Rua serves as the chairman of the Compensation Committee. The Compensation Committee met six times telephonically during the year ended December 31, 2021, in addition to performing multiple actions through written consents.
Nominations and Corporate Governance Committee. The purpose of the Nominations and Corporate Governance Committee is to select or recommend for the Company’s Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of its Board. The Nominations and Corporate Governance Committee’s duties also include considering the adequacy of the Company’s corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of all of the Board’s non-employee directors: Brian W. Brady, John H. Caron, Lindsay A. Gardner, Jill M. Golder, Daniel R. Rua, and Patrick J. Venetucci. Mr. Brady serves as the chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee met three times during the year ended December 31, 2021.
While the Company does not have a formal diversity policy for Board membership, the Board does seek to ensure that its membership consists of sufficiently diverse backgrounds, meaning a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. In considering candidates for the Board, the independent directors consider, among other factors, diversity with respect to viewpoints, skills, experience, and other demographics.
Board Leadership Structure
Mr. Murphy has been the Chairman of the Board and Chief Executive Officer since 2006 when he founded IZEA. The Company believes that having one person, particularly Mr. Murphy with his deep industry and executive management experience, his extensive knowledge of the operations of IZEA, and his history of innovation and strategic thinking, serving as both Chairman and Chief Executive Officer is the best leadership structure for IZEA because it demonstrates to employees, customers, and stockholders that the Company is under strong leadership. Mr. Schram has been the Company’s Chief Operating Officer since 2011 and was named President in January 2021. This continuity and small base of individuals setting the tone and having primary responsibility for managing the Company’s operations provides unity of leadership and promotes strategy development and execution, timely decision-making, and effective management of company resources. The Company believes that it has been well-served by this structure.
Five of the Company’s seven directors are independent within the meaning of SEC and Nasdaq rules. In addition, all of the directors on each of the Audit Committee, Compensation Committee, and the Nominations and Corporate Governance Committee are independent and each of these committees is led by an independent committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. Mr. Brady serves as the lead independent director of the board of directors and as required by Nasdaq, the Company’s independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular Board meeting. All of the independent directors are highly accomplished and experienced professionals in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes. The Company’s independent directors bring experience, oversight, and expertise from outside the company and industry, while Messrs. Murphy and Schram bring company-specific experience and expertise.
Board Role in Risk Oversight
While the Board is responsible for overseeing the Company’s risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors the Company’s major financial risk exposures, the guidelines, and policies by which risk assessment and management are undertaken, and the steps management has taken to monitor and control risk exposure. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that the Company is facing and how those risks are being managed, and the Board receives reports on risk management from its senior officers and the chair of the Audit Committee. In addition, Mr. Murphy’s extensive knowledge of IZEA uniquely qualifies him to lead the Board in assessing risks. The Board believes that the work is undertaken by the Audit Committee, the full Board, and the Chairman and Chief Executive Officer, enables the Board to effectively oversee the Company’s risk management function.
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, and any person performing similar functions), and employees. The Company has made its Code of Business Conduct and Ethics available on its website at https://izea.com. Amendments to the Code of Business Conduct and Ethics or any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

ITEM 11 - EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as the Company’s principal executive officer (“PEO”) during the year ended December 31, 2021; (ii) the two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2021; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that such individuals were not serving as executive officers as of December 31, 2021 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Comp (3)	Total
Edward H. (Ted) Murphy(4)	2021	$310,278	$394,000	$361,646	$90,894	$814	$1,157,632
Chief Executive Officer	2020	$269,424	$61,790	$227,010	$66,572	$814	$625,610
Ryan S. Schram (5)	2021	$298,971	$—	$51,980	$301,232	$356	$652,539
President, Chief Operating Officer	2020	$259,075	$65,721	$2,161	$170,392	$305	$497,654
Peter J. Biere(6)	2021	$204,808	$14,735	$81,227	$38,730	$—	$339,500
Chief Financial Officer	2020	$—	$—	$—	$—	$—	$—
LeAnn C. Hitchcock (7)	2021	$205,850	$—	$—	$—	$—	$205,850
Former Chief Financial Officer	2020	$267,639	$—	$—	$—	$—	$267,639
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
(2)     Cash bonus amounts paid in 2021 and 2020 consisted of incentive compensation payable pursuant to each individual’s employment agreement are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(3)     Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.
(4)    For the year ended December 31, 2020, Mr. Murphy was awarded cash bonuses totaling $66,572, restricted stock units valued at $61,790, and stock options with a fair value of $227,010 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Murphy's total compensation plan. For the year ended December 31, 2021, Mr. Murphy was awarded cash bonuses totaling $90,894, restricted stock units valued at $394,000, and stock options with a fair value of $361,646 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Murphy's total compensation plan.
(5)    For the year ended December 31, 2020, Mr. Schram was awarded cash bonuses totaling $170,392, restricted stock units valued at $65,721, and stock options with a fair value of $2,161 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Schram's total compensation plan. For the year ended December 31, 2021, Mr. Schram was awarded cash bonuses totaling $301,232, restricted stock units valued at $0, and stock options with a fair value of $51,980 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Schram's total compensation plan.
(6)    Mr. Biere was appointed as the Company’s Chief Financial Officer effective April 1, 2021. For the year ended December 31, 2021, Mr. Biere was awarded cash bonuses totaling $38,730, restricted stock units valued at $14,735, and stock options with a fair value of $81,227 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Biere's total compensation plan.

(7)    Ms. Hitchcock was appointed as the Company’s Interim Chief Financial Officer effective December 9, 2019. Ms. Hitchcock transitioned to financial consultant with the Company, assisting with high-value projects, in April of 2021.
Outstanding Equity Awards at Fiscal Year End
    Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2021 pursuant to the Company’s equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price (1)	Option Expiration Date
Edward H. (Ted) Murphy	25,000	—		$5.00	3/1/2023
Chief Executive Officer	9,384	—		$5.00	3/1/2023
	219,949	—		$5.00	8/15/2023
	40,000	—		$5.20	12/26/2024
	7,300	—		$7.80	4/1/2025
	3,108	—		$8.40	7/1/2025
	3,307	—		$8.00	10/1/2025
	37,388	—		$7.80	11/30/2025
	8,297	—		$6.91	3/30/2026
	5,539	—		$5.75	5/16/2026
	8,058	—		$7.22	8/16/2026
	6,299	—		$4.72	11/17/2026
	40,000	—		$4.75	11/30/2026
	14,249	—		$4.20	3/31/2027
	11,887	—		$2.75	5/12/2027
	28,113	—		$1.95	8/14/2027
	40,000	—		$4.65	11/30/2027
	12,620	1,577	(2)	$1.34	6/5/2028
	13,779	3,130	(2)	$1.10	8/16/2028
	8,601	1,971	(2)	$1.46	11/16/2028
	40,000	9,167	(3)	$1.33	11/30/2028
	9,394	3,416	(3)	$0.65	5/14/2029
	200,000	62,500	(4)	$1.06	4/23/2029
	13,543	11,164	(4)	$0.42	8/14/2029
	200,000	79,166	(3)	$0.31	8/27/2029
	89,008	83,340	(4)	$0.17	4/1/2030
	187,000	120,771	(3)	$1.26	8/27/2030
	19,932	14,949	(3)	$3.85	4/1/2031
	13,254	10,309	(2)	$2.96	5/18/2031
	20,665	17,795	(2)	$1.89	8/17/2031
	101,481	90,913	(3)	$2.28	8/27/2031
	13,249	12,513	(2)	$2.41	11/16/2031

Ryan S. Schram	5,000	—		$5.00	3/1/2023
President, Chief Operating Officer	3,750	—		$5.00	3/1/2023
	6,667	—		$5.60	1/1/2025
	1,217	—		$7.80	4/1/2025
	511	—		$8.40	7/1/2025
	560	—		$8.00	10/1/2025
	6,355	—		$7.60	1/1/2026
	1,383	—		$6.91	3/30/2026
	923	—		$5.75	5/16/2026
	1,343	—		$7.22	8/16/2026
	1,050	—		$4.72	11/17/2026
	6,667	—		$4.51	1/1/2027

	2,375	—		$4.20	3/31/2027
	2,412	—	(2)	$2.75	5/12/2027
	4,255	—	(2)	$1.95	8/14/2027
	6,667	—	(3)	$4.52	1/1/2028
	2,802	350	(2)	$1.34	6/5/2028
	3,241	540	(2)	$1.10	8/16/2028
	624	143	(2)	$1.46	11/16/2028
	6,667	1,667	(3)	$0.98	1/1/2029
	6,509	2,305	(2)	$0.65	5/14/2029
	9,569	3,987	(2)	$0.42	8/14/2029
	6,667	3,336	(3)	$0.24	1/1/2030
	6,667	3,753	(2)	$0.17	3/31/2030
	16,155	12,132	(3)	$1.82	1/1/2031
	3,334	2,709	(3)	$3.85	4/1/2031
	2,209	736	(2)	$2.96	5/18/2031
	3,444	2,009	(2)	$1.89	8/17/2031
	2,208	1,840	(2)	$2.41	11/16/2031

Peter J. Biere	20,000	15,000	(3)	$3.85	4/1/2031
Chief Financial Officer	496	496	(2)	$1.89	8/17/2031
	3,179	3,179	(2)	$2.41	11/16/2031

LeAnn C. Hitchcock	125	—		$5.00	3/1/2023
Former Chief Financial Officer		—
(1)Unless otherwise indicated, the option exercise price represents the closing price of the Company’s common stock on the date of grant or the closing price of its common stock on the last trading day prior to the grant date if the grant date falls on a non-trading day. Each of these grants has a ten-year term, indicating that the grant date was 10 years prior to the indicated Option Expiration Date.
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
(4)Represents the unvested portion of annual or quarterly bonus awards granted in accordance with the officer’s employment agreement based on achievement of certain key performance indicators set at the beginning of each year, vesting in equal monthly installments over three years subsequent to the grant date.
Listed below is information with respect to unvested shares of restricted stock or restricted stock units held by each Named Executive Officer as of December 31, 2021, pursuant to the Company’s equity incentive plans:

		Stock Awards
Name		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward H. (Ted) Murphy	(1)	1,802	$2,415
Chief Executive Officer	(2)	14,582	$19,540
	(2)	102,249	$137,014
	(2)	27,300	$36,582
	(2)	6,624	$8,876
	(2)	8,474	$11,355
	(2)	16,324	$21,874

Ryan S. Schram	(3)	323	$433
Chief Operating Officer	(3)	1,428	$1,914
	(4)	42,500	$56,950
	(4)	17,577	$23,553
	(4)	1,960	$2,626
	(4)	1,767	$2,368
	(4)	3,162	$4,237

Peter J. Biere	(5)	3,808	$5,103
Chief Financial Officer	(5)	2,677	$3,587

(1)On May 3, 2018, the Company issued 21,628 shares of restricted stock for Mr. Murphy’s 2017 annual performance bonus. The stock was initially valued at $46,715 and vests in equal monthly installments over 48 months after issuance. As of December 31, 2021, 1,802 issued shares of restricted stock are unvested with a total market value of $2,415 based on the closing stock price of $1.34 on December 31, 2021.
(2)All restricted stock units convert to an equal number of stock shares upon vesting. On May 17, 2019, the Company issued 131,235 restricted stock units for Mr. Murphy’s 2019 stock bonus award under his employment agreement. The stock was initially valued at $76,510 and vests in equal monthly installments over 36 months after issuance. On August 29, 2019, the Company issued 258,312 restricted stock units for Mr. Murphy’s annual stock bonus award under his employment agreement. The stock was initially valued at $82,660 and vests in equal monthly installments over 48 months after issuance. On April 3, 2020, May 31, 2020, August 31, 2020, and November 30, 2020, the Company issued 65,531, 14,918, 16,072, and 26,707 restricted stock units, respectively, for Mr. Murphy’s 2019 annual stock bonus award and his 2020 quarterly stock bonus awards under his employment agreement. The stock was initially valued at $10,138, $9,097, $18,161, and $24,394 and vests in equal monthly installments over 36 months after issuance. On March 3, 2021, the Company issued 100,000 restricted stock for Mr. Murphy under his employment agreement. The stock was initially valued at $394,000 and vested equally over ten months. As of December 31, 2021, 252,519 restricted stock units are unvested with a total market value of $338,375 based on the closing stock price of $1.34 on December 31, 2021.
(3)On May 3, 2018, the Company issued 3,870 shares of restricted stock for Mr. Schram’s 2017 annual performance bonus. The stock was initially valued at $8,360 and vests in equal monthly installments over 48 months after issuance. On March 28, 2019, the Company issued 4,570 shares of restricted stock for Mr. Schram’s 2018 annual performance bonus. The stock was initially valued at $6,124 and vests in equal monthly installments over 48 months after issuance. As of December 31, 2021, 1,751 issued shares of restricted stock are unvested with a total market value of $2,346 based on the closing stock price of $1.34 on December 31, 2021.
(4)On January 3, 2020, the Company issued 84,994 restricted stock units for Mr. Schram’s annual stock bonus award under his employment agreement. The stock was initially valued at $23,739 and vests in equal monthly installments over 48 months after issuance. On April 3, 2020, May 31, 2020, August 31, 2020, and November 30, 2020, the Company issued 31,271, 3,347, 2,730, and 4,476 restricted stock units, respectively, for Mr. Schram’s 2019 annual stock bonus award and his 2020 quarterly stock bonus awards under his employment agreement. The stock was initially valued at $4,838, $2,041, $3,085, and $4,088 and vests in equal monthly installments over 48 months after issuance. As of December 31, 2021, 125,688 restricted stock units are unvested with a total market value of $168,422 based on the closing stock price of $1.34 on December 31, 2021.
(5)All restricted stock units convert to an equal number of common stock shares upon vesting. On August 17, 2021, the Company issued 4,286 restricted stock units for Mr. Biere’s quarterly stock bonus awards under his employment agreement. The stock was initially valued at $8,101 and vests in equal monthly installments over 36 months. On November 16, 2021, the Company issued 2,753 restricted stock units for Mr. Biere’s quarterly stock bonus awards under his employment agreement. The stock was initially valued at $6,635 and vests in equal monthly installments over 36 months after issuance. As of December 31, 2021, 6,485 restricted stock units are unvested with a total market value of $8,690 based on the closing stock price of $1.34 on December 31, 2021.
Employment Agreements
The following is a summary of the employment arrangements with the Company’s Named Executive Officers.
Edward H. (Ted) Murphy. On April 21, 2019, the Company entered into an amended and restated employment agreement with Mr. Murphy, with an initial term commencing April 21, 2019 and ending on April 20, 2022. Following the initial term, the employment agreement will automatically renew for successive one-year terms unless the Company or Mr. Murphy provides written notice of non-renewal at least 60 days prior to the end of the current term or the employment agreement is otherwise terminated pursuant to its terms. Pursuant to the employment agreement, Mr. Murphy receives an annual base salary of $249,900 with a guaranteed base salary increase of no less than 2% in April of each year and an automatic increase of 20% in the event that the Company reaches a market cap of $50 million for a specified amount of time. The employment agreement provides for annual stock options with a fair value of $200,000 vesting over four years in equal monthly installments, subject to a maximum of 200,000 underlying shares. In the event the fair market value of the stock option grant is less than $200,000 as limited by the 200,000-share maximum, Mr. Murphy is entitled to receive the difference in fair market value through a combination of cash and restricted stock units with the same vesting schedule as the stock options, at the sole discretion of the Board. Additionally, he is eligible for an annual bonus of no less than $85,000 in cash and up to $150,000 in stock options (subject to a 200,000-share maximum, with any resulting difference in value to be paid in a combination of cash and restricted stock units, at the sole discretion of the Board), in each case paid quarterly pursuant to the terms of the employment agreement. Such annual bonuses are based on the achievement of specified annual performance goals. Each such grant of stock options vests over three years in equal monthly installments.
Effective January 28, 2022, the Company entered into an amendment to Mr. Murphy’s employment agreement, that modifies the type of stock awards to be granted pursuant to Section 3 of his employment agreement. In lieu of stock options, the executive shall be granted restricted stock units (as defined in the Company’s 2011 Equity Incentive Plan).
Mr. Murphy's employment agreement is subject to early termination (i) by the Company or Mr. Murphy for any reason upon written notice, (ii) by the Company for cause (as such term is defined in the employment agreement), (iii) by Mr. Murphy for good reason (as such term is defined in the employment agreement), and (iv) in the case of death or disability. If terminated, for any reason other than death, disability or cause, Mr. Murphy will be entitled to a severance of six months of his current salary and twelve months of COBRA payments. In the case of termination due to disability, Mr. Murphy will be entitled to a severance of his current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreement) and Mr. Murphy's employment terminates within six months following the change of control for reasons other than for cause, then Mr. Murphy will be entitled to such amount equal to twelve months of his then-current base salary and twelve months of COBRA payments. The employment agreement also provides for Mr. Murphy’s eligibility to receive benefits substantially similar to those of the Company’s other executives.
Ryan S. Schram. Effective January 1, 2021, the Company entered into an amended and restated employment agreement with Ryan S. Schram to serve as its President and Chief Operating Officer through January 4, 2024. The agreement auto-renews for successive one-year periods if no termination notice is provided. Per the agreement, Mr. Schram received an annual base salary of $300,000 with an annual increase of no less than 2% on January 1st of each year beginning in 2022. Additionally, on January 1st each year, Mr. Schram received annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock could not exceed 100,000 shares. In the event the fair market value of the stock option grant was less than $25,000 as limited by the share cap, Mr. Schram would be entitled to receive either 100% of the difference in fair market value in cash or 100% of the difference in fair market value in restricted stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Mr. Schram would also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators (KPIs) set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on the Company’s gross revenue. The 100,000 share cap and payout rules also separately apply to the annual KPI-based stock award, except that Mr. Schram would be entitled to 50% of the difference in fair market value in cash. If Mr. Schram was terminated for any reason other than death, disability, or cause, or if he resigned for good reason (as those terms are defined in his employment agreement), Mr. Schram would be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram failed to retain his responsibilities, would be deemed to constitute good reason under his employment agreement.
Effective January 1, 2022, the Company entered into an amendment to Mr. Schram’s employment agreement that modifies the type of stock awards to be granted pursuant to Section 3 of his employment agreement. In lieu of stock options, the executive shall be granted restricted stock units (as defined in the Company’s 2011 Equity Incentive Plan).

Peter J. Biere. On April 1, 2021, the Company entered into an employment agreement with Peter J. Biere to serve as its Chief Financial Officer through March 31, 2022. Pursuant to the employment agreement, Mr. Biere receives an annual base salary of $250,000 and received a relocation reimbursement of up to $25,000. The employment agreement provides for a one-time issuance of 20,000 stock options and an annual issuance of stock options valued at $25,000, with 25% vesting one year from issuance and the remaining 75% vesting in equal monthly installments thereafter over three years. Additionally, Mr. Biere is eligible to receive bonuses up to $120,000 annually (or higher as determined by the Board), to be paid in a combination of cash, stock options, and restricted stock units on a quarterly basis, based on the achievement of certain key performance indicators set at the beginning of each year. Each grant of bonus stock options or restricted stock units shall vest over three years in equal monthly installments.
Following the initial term, the Employment Agreement will automatically renew for successive one-year terms unless the Company or Mr. Biere provides written notice of non-renewal at least 60 days prior to the end of the current term. The Employment Agreement is subject to early termination (i) by the Company or Mr. Biere for any reason upon written notice, (ii) by the Company for cause (as such term is defined in the Employment Agreement), (iii) by Mr. Biere for good reason (as such term is defined in the Employment Agreement), and (iv) in the case of Mr. Biere's death or disability. If the Employment Agreement is terminated for any reason other than by the Company for cause or by Mr. Biere without good reason, Mr. Biere will be entitled to payment of expenses, accrued and unused vacation time, and severance of six months of his then-current salary. In the case of termination due to disability, Mr. Biere will be entitled to severance of his then-current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the Employment Agreement) and Mr. Biere's employment terminates within six months following the change of control for reasons other than for cause or without good reason, then Mr. Biere will be entitled to severance of six months of his then-current salary and six months of his COBRA payments. Additionally, upon a change of control (as such term is defined in the Employment Agreement), Mr. Biere’s unvested equity awards will be subject to acceleration pursuant to the terms of the Employment Agreement.
Effective January 1, 2022, the Company entered into an amendment to Mr. Biere’s employment agreement that modifies the type of stock awards to be granted pursuant to Section 3 of his employment agreement. In lieu of stock options, the executive shall be granted restricted stock units (as defined in the Company’s 2011 Equity Incentive Plan).
LeAnn C. Hitchcock. Ms. Hitchcock joined the Company in September 2011 as a financial consultant and was appointed as its Chief Financial Officer in August 2014 until she resigned on August 15, 2018. Ms. Hitchcock was re-appointed as the Company’s Interim Chief Financial Officer effective December 9, 2019. With the placement of a new Chief Financial Officer in April 2021, Ms. Hitchcock’s primary focus has shifted back to that of a financial consultant, assisting with high-value special projects. The Company paid Ms. Hitchcock an aggregate of $205,850 and $267,639 for her consulting services and time as interim CFO for the years ended December 31, 2021, and 2020, respectively.
Equity Incentive Plans
In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc., which was amended and restated in 2020 (the “2011 Plan”). The 2011 Plan allows the Company to award restricted stock, restricted stock units, and stock options, covering up to 7,500,000 shares of common stock as incentive compensation for its employees and consultants. On August 22, 2011, the Board adopted the 2011 B Equity Incentive Plan (the “2011 B Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. The 2011 B Plan expired on August 22, 2021. As of December 31, 2021, an aggregate of 2,034,380 shares of common stock has been issued in respect of exercised and vested awards under the 2011 Plan.
Under the 2011 Plan, the Board determines the exercise price to be paid for the option shares, the period within which each award may be exercised, and the terms and conditions of each award, including any future vesting restrictions. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the purchase price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years and the option typically vests on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly, in equal increments over the following three years. The Company issues new shares for any stock awards or options exercised under the 2011 Plan.
The Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 500,000 shares of its common stock. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six-month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Company’s Board. As of December 31, 2021, 112,500 shares have been issued under the ESPP.
The following table sets forth information regarding the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	2,171,107	$2.79	3,922,070
_______________
(1)     As of December 31, 2021, the Company had 3,534,570 shares of common stock available for future issuance under the its May 2011 Equity Incentive Plan, zero shares of common stock available for future issuance under its August 2011 Equity Incentive Plan and 387,500 shares of common stock available for future issuance under its 2014 Employee Stock Purchase Plan.
As of March 22, 2022, the Company had 62,176,505 shares of common stock issued, which includes 90,599 shares of unvested restricted stock, outstanding stock options to purchase 1,778,932 shares of its common stock at an average exercise price of $2.78 per share and unvested restricted stock units of 490,382 shares with an intrinsic value of $552,780.
Director Compensation
The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director for the Company during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Brian W. Brady (1)	$24,000	$25,000	$—	$49,000
John H. Caron (2)	$27,000	$25,000	$—	$52,000
Lindsay A. Gardner (3)	$24,000	$25,000	$—	$49,000
Daniel R. Rua (4)	$27,000	$25,000	$—	$52,000
Patrick J. Venetucci (5)	$25,000	$25,000	$—	$50,000
Jill M. Golder (6)	$17,857	$22,329	$—	$40,186
_______________
(1)In 2021, Mr. Brady received 5,219 shares of restricted stock with a grant date fair value of $25,000. The shares vested in equal monthly installments from January through December 2021. Mr. Brady also received cash compensation of $24,000 in accordance with the Company’s non-employee director compensation program.
(2)In 2021, Mr. Caron received 5,219 shares of restricted stock with a grant date fair value of $25,000 upon issuance. The shares vested in equal monthly installments from January through December 2021. Mr. Caron also received cash compensation of $27,000 in accordance with the Company’s non-employee director compensation program.
(3)In 2021, Mr. Gardner received 5,219 shares of restricted stock with a grant date fair value of $25,000 upon issuance. The shares vested in equal monthly installments from January through December 2021. Mr. Gardner also received cash compensation of $24,000 in accordance with the Company’s non-employee director compensation program.
(4)In 2021, Mr. Rua received 5,219 shares of restricted stock with a grant date fair value of $25,000 upon issuance. The shares vested in equal monthly installments from January through December 2021. Mr. Rua also received cash compensation of $27,000 in accordance with the Company’s non-employee director compensation program.
(5)In 2021, Mr. Venetucci received 5,219 shares of restricted stock with a grant date fair value of $25,000 upon issuance. The shares vested in equal monthly installments from January through December 2021. Mr. Rua also received cash compensation of $25,000 in accordance with the Company’s non-employee director compensation program.
(6)In 2021, Ms. Golder received 4,229 shares of restricted stock with a grant date fair value of $22,329 upon issuance. The shares vested in equal monthly installments from January through December 2021. Ms. Golder also received cash compensation of $17,857 in accordance with the Company’s non-employee director compensation program. Ms. Golder’s compensation was pro-rated for her election date of February 9, 2021. Ms. Golder resigned her Board seat effective December 15, 2021.
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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table presents information concerning the beneficial ownership of the Company’s common stock as of March 22, 2022 by:
•each person or group of affiliated persons, known to the Company to beneficially own more than 5% of the Company’s outstanding common stock (“5% holders”);
•each of the Company’s directors and named executive officers; and,
•all of the Company’s directors and executive officers as a group.
The number of shares of the Company’s common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 22, 2022, or by May 21, 2022, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. The Company is not aware of any 5% holders of its common stock as of March 22, 2022.
Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, and the address of each person named in the following table is c/o IZEA Worldwide, Inc., 1317 Edgewater Dr #1880 Orlando, FL 32804.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	1,687,015	2.7%
Ryan S. Schram (3)	249,259	*
Peter J. Biere (4)	7,227	*
Brian W. Brady (5)	1,553,993	2.5%
John H. Caron (6)	162,472	*
Lindsay A. Gardner (7)	201,503	*
Daniel R. Rua (8)	98,139	*
Patrick J. Venetucci (9)	124,323	*
All executive officers and directors as a group (8 persons)(10)	4,083,931	6.4%
_______________

* Less than 1 percent.
(1)The applicable percentage of ownership for each holder is based on 62,176,505 shares outstanding as of March 22, 2022.
(2)Includes 631,709 outstanding shares of common stock, exercisable stock options to purchase 1,030,406 shares of common stock, and 24,900 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(3)Includes 149,805 outstanding shares of common stock, exercisable stock options to purchase 93,393 shares of common stock, and 6,061 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(4)Includes 683 outstanding shares of common stock and exercisable stock options to purchase 6,544 shares of common stock under the 2011 Plan.
(5)Includes 1,543,486 outstanding shares of common stock and stock options exercisable for 10,507 shares of common stock under the 2011 Plan.
(6)Includes 159,972 outstanding shares of common stock, stock options exercisable for 2,500shares of common stock under the 2011 Plan.
(7)Includes 200,349 outstanding shares of common stock and stock options exercisable for 1,154 shares of common stock under the 2011 Plan.
(8)Includes 88,549 outstanding shares of common stock and stock options exercisable for 9,590 shares of common stock under the 2011 Plan.
(9)Includes 119,323 outstanding shares of common stock and stock options exercisable for 5,000 shares of common stock under the 2011 Plan.
(10)For all executive officers and directors as a group, this amount includes 2,893,876 outstanding shares of common stock, exercisable stock options to purchase 1,159,094 shares of common stock, and 30,961 restricted stock units expected to vest within 60 days of March 22, 2022, under the 2011 Plan as further detailed in footnotes (2) through () above.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company reviews all transactions involving any of its directors, director nominees, significant shareholders, executive officers, and their immediate family members who are participants to determine whether such persons has a direct or indirect material interest in the transaction. All directors, director nominees, and executive officers must notify the Company of any proposed transaction involving it in which such person has a direct or indirect material interest. Such proposed transaction is then reviewed by either the Board as a whole or the Audit Committee, which determines whether or not to approve the transaction. After such review, the reviewing body approves the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of the Company and its shareholders.
Certain Transactions
During the fiscal years ended December 31, 2021 and 2020, there were no transactions, nor are there any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded the lesser of $120,000 or 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of its officers, directors, beneficial owners of more than 5% of the Company’s outstanding common stock or other related persons had or will have a direct or indirect material interest.
Director Independence
The Board has determined that Brian W. Brady, John H. Caron, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci are “independent directors” as defined in Nasdaq Listing Rule 5605(a)(2). As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate the Company’s management.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Committee Policies and Procedures
The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by the Company’s independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which the Board should nonetheless approve prior to the completion of the audit. Each year, the Audit Committee approves the independent auditor’s retention to audit the Company’s financial statements, including the associated fee, before filing the previous year’s Annual Report. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, considering whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services, such as due diligence for an acquisition, that would not have been known at the beginning of the year.
Each new engagement of BDO USA, LLP (“BDO”), an independent registered public accounting firm, has been approved in advance by the Board, and none of those engagements made use of the de minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.
The aggregate fees billed by the principal accountant for each of the last two fiscal years for professional services rendered for the audit and review of the financial statements were $269,941 and $294,803 for the twelve months ended December 31, 2021, and 2020, respectively.

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

3.11
Articles of Merger of IZEA Worldwide, Inc. filed with the Secretary of State of the State of Nevada effective December 14, 2020 (Incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

4.1
Description of Common Stock of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020).

10.1	(a)	2011 Equity Incentive Plan, As Amended and Restated December 18, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2020).
10.2	(a)
2014 Employee Stock Purchase Plan, As Amended and Restated December 18, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018).

10.3	(a)	Director compensation plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020).

10.4	(a)
Amended and Restated Employment Agreement between IZEA, Inc. and Edward Murphy dated April 21, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2019).

10.5	(a)
Amended and Restated Executive Employment Agreement between IZEA, Inc. and Ryan Schram dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2021).

10.6	(a)
Employment Agreement between IZEA, Inc. and Peter Biere effective April 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2021).

10.7	(a)	First Amendment to Amended and Restated Executive Employment Agreement between IZEA Worldwide, Inc. and Edward H. Murphy dated January 28, 2022.
10.8	(a)	First Amendment to Amended and Restated Executive Employment Agreement between IZEA Worldwide, Inc. and Ryan Schram dated January 28, 2022 and effective January 1, 2022.
10.9	(a)	First Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 28, 2022.
21.1	*	List of Subsidiaries of IZEA Worldwide, Inc.
23.1	*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)	The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to the Consolidated Financial Statements.
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

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IZEA Worldwide, Inc. a Nevada corporation

March 31, 2022	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

March 31, 2022	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 31, 2022
Edward H. Murphy
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ Peter J. Biere	March 31, 2022
Peter J. Biere
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	March 31, 2022
Ryan S. Schram
President, Chief Operating Officer and Director
/s/ Brian W. Brady	March 31, 2022
Brian W. Brady
Director
/s/ John H. Caron	March 31, 2022
John H. Caron
Director
/s/ Lindsay A. Gardner	March 31, 2022
Lindsay A. Gardner
Director
/s/ Daniel R. Rua	March 31, 2022
Daniel R. Rua
Director
/s/ Patrick J. Venetucci	March 31, 2022
Patrick J. Venetucci
Director