Form 10-Q
period 2022-03-31
IZEA Worldwide, Inc.
filed 2022-05-16
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

 As of May 13, 2022, there were 62,225,449 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2022

i

PART I

ITEM 8 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$72,558,846	$75,433,295
Accounts receivable, net	7,259,891	7,599,103
Prepaid expenses	4,067,328	2,257,382
Other current assets	19,183	100,522
Total current assets	83,905,248	85,390,302

Property and equipment, net	151,402	155,185
Goodwill	4,016,722	4,016,722
Intangible assets, net	150,287	213,263
Software development costs, net	1,013,130	1,019,600
Total assets	$89,236,789	$90,795,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,858,215	$2,086,892
Accrued expenses	2,087,281	2,502,882
Contract liabilities	12,772,552	11,338,095
Current portion of notes payable	31,985	—
Total current liabilities	16,750,033	15,927,869

Finance obligation, less current portion	—	10,420
Notes payable, less current portion	—	31,648
Total liabilities	16,750,033	15,969,937

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 62,112,054 and 62,044,883, respectively, issued, and outstanding	6,211	6,205
Additional paid-in capital	148,590,356	148,452,498
Accumulated deficit	(76,109,811)	(73,633,568)
Total stockholders’ equity	72,486,756	74,825,135
Total liabilities and stockholders’ equity	$89,236,789	$90,795,072

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2022	2021
Revenue	$8,890,336	$5,528,166

Costs and expenses:
Cost of revenue	5,179,724	2,457,785
Sales and marketing	2,520,343	2,078,323
General and administrative	3,502,435	2,535,147
Depreciation and amortization	138,829	365,529
Total costs and expenses	11,341,331	7,436,784

Loss from operations	(2,450,995)	(1,908,618)

Other income (expense):
Interest expense	(965)	(13,793)
Other income (expense), net	(24,283)	29,474
Total other income (expense), net	(25,248)	15,681

Net Loss	$(2,476,243)	$(1,892,937)

Weighted average common shares outstanding – basic and diluted	62,065,768	56,334,219
Basic and diluted loss per common share	$(0.04)	$(0.03)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	62,044,883	$6,205	$148,452,498	$(73,633,568)	$74,825,135
Stock purchase plan & option exercise issuances	5,000	1	6,699	—	6,700
Stock issued for payment of services	26,460	2	31,221	—	31,223
Stock-based compensation	49,197	4	117,188	—	117,192
Shares withheld to cover statutory taxes	(13,486)	(1)	(17,250)	—	(17,251)
Net loss	—	—	—	(2,476,243)	(2,476,243)
Balance, March 31, 2022	62,112,054	$6,211	$148,590,356	$(76,109,811)	$72,486,756

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,492,947)	$31,928,189
Sale of securities	8,701,691	870	34,357,142	—	34,358,012
Stock purchase plan & option exercise issuances	1,510	—	2,144	—	2,144
Stock issued for payment of services	7,176	1	34,695	—	34,696
Stock issuance costs	—	—	(746,957)	—	(746,957)
Stock-based compensation	526,903	52	197,934	—	197,986
Shares withheld to cover statutory taxes	(163,998)	(16)	(341,560)	—	(341,576)
Net loss	—	—	—	(1,892,937)	(1,892,937)
Balance, March 31, 2021	59,123,449	$5,912	$135,919,529	$(72,385,884)	$63,539,557

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,476,243)	$(1,892,937)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	32,933	32,486
Amortization of software development costs and other intangible assets	105,896	333,043
Impairment of digital assets	62,976	—
Gain on disposal of equipment	(663)	(7,914)
Stock-based compensation	117,192	197,986
Fair value of stock issued for payment of services	31,223	34,696
Changes in operating assets and liabilities:
Accounts receivable	339,213	1,135,265
Prepaid expenses and other current assets	(1,728,607)	(134,322)
Accounts payable	(228,677)	(287,213)
Accrued expenses	(416,505)	(245,077)
Contract liabilities	1,434,456	4,280
Net cash used for operating activities	(2,726,806)	(829,707)
Cash flows from investing activities:
Purchase of equipment	(29,150)	(22,109)
Proceeds from sale of equipment	663	8,892
Software development costs	(99,426)	—
Net cash used for investing activities	(127,913)	(13,217)
Cash flows from financing activities:
Proceeds from sale of securities	—	34,358,012
Proceeds from stock purchase plan and option exercise issuances	6,700	2,144
Payments on finance obligation	(9,179)	(8,336)
Stock issuance costs	—	(746,957)
Payments on shares withheld for statutory taxes	(17,251)	(341,576)
Net cash provided by (used for) financing activities	(19,730)	33,263,287

Net increase (decrease) in cash and cash equivalents	(2,874,449)	32,420,363
Cash and cash equivalents, beginning of period	75,433,295	33,045,225
Cash and cash equivalents, end of period	$72,558,846	$65,465,588

Supplemental cash flow information:
Interest paid	$1,894	$4,792

Non-cash financing and investing activities:
Fair value of common stock issued for future services	$125,000	$147,329

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (“IZEA,” “we,” “us,” or “our”) creates and operates online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as bloggers and tweeters (“creators”). Our technology brings the marketers and creators together, enabling their transactions to be completed at scale by managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing.
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
In 2020, we launched two new platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform offering marketers an analysis of share-of-voice, engagement benchmarking, category spending estimates, influencer identification, and sentiment analysis. The BrandGraph platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake is an online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform is aimed at digital creatives seeking freelance “gig” work. Creator’s list available “Shakes” in their accounts on the platform. Marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary artificial intelligence assistant.
Impact of COVID-19
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
We will continue to monitor the COVID-19 situation actively and may take further actions altering the business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our future financial results.
Basis of Presentation
The accompanying consolidated balance sheet as of March 31, 2022, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the consolidated statements of stockholders' equity for the three months ended March 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022, and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets, intangible assets, and goodwill. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts on the Company’s consolidated financial statements in future reporting periods.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The FDIC insures deposits made to the Company bank accounts up to $250,000. The CDIC insures deposits made to the Company bank account in Canada up to CAD 100,000. Deposit balances exceeding these limits were approximately $71.7 million and $74.9 million as of March 31, 2022 and December 31, 2021, respectively.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, unbilled receivables, and a reserve for doubtful accounts. Trade receivables are customer obligations due under standard trade terms. Unbilled receivables represent amounts owed for work that has been performed but not yet billed. The Company had net trade receivables of $7,232,501 and unbilled receivables of $27,390 at March 31, 2022. The Company had net trade receivables of $7,577,177 and unbilled receivables of $21,926 at December 31, 2021.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company had a reserve for doubtful accounts of $155,000 and $155,000 as of March 31, 2022 and December 31, 2021, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 0.1% of revenue for each of the three months ended March 31, 2022 and 2021.
     Concentrations of credit risk for accounts receivable have typically been limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, the Company’s addition of SaaS customers has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company currently has two customers that each accounted for more than 10% of total accounts receivable at March 31, 2022, and zero customers that accounted for more than 10% of total accounts receivable at December 31, 2021. The Company had three customers that each accounted for more than 10% of its gross billings during the

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

three months ended March 31, 2022, and no customers that accounted for more than 10% of its gross billings during the three months ended March 31, 2021.

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
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of March 31, 2022.
Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company amortized the identifiable intangible assets over 12 to 60 months. See Note 3 for further details.
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
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the asset’s fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired identifiable intangible assets in the three months ended March 31, 2022, and 2021. The Company did recognize an impairment of $62,976 on digital assets held as indefinite-lived intangible assets in the three months ended March 31, 2022. There were no impairment charges on digital assets for the three months ended March 31, 2021.
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

planning stage and in the post-implementation stage of software development or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements ("CCAs"). These software developments, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the fair value in its consolidated statements of operations. See Note 4 for further details.
Leases
Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), established a right-of-use model that requires a lessee to record a right-of-use asset and a right-of-use liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company does not record leases on the balance sheet with a lease term of 12 months or less at the commencement date.
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
The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as principal or agent is highly subjective and requires the Company to evaluate a number of indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion, and other related services, and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the Company charged to the self-service marketer using the Company’s platforms, less the amounts paid to the third-party creators providing the service.
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the agreement is canceled by the customer prior to the completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the creditworthiness of the customer and payment and transaction history.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Managed Services Revenue
For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos, or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content, and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each individual piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations, and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.
Marketplace Spend Fees Revenue
For Marketplace Spend Fees Revenue, the self-service customers instruct creators found through the Company’s IZEAx and Shake platforms to provide and distribute custom content for an agreed-upon transaction price. The Company’s platforms control the contracting, description of services, acceptance of, and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or verified as posted by the system. Based on the Company’s evaluations, this revenue is reported on a net basis since the Company is acting as an agent through its platform for the third-party creator to provide the services or content directly to the self-service customer or post approved content through one or more social media platforms.
License Fees Revenue
License Fees Revenue is generated by granting limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx, BrandGraph, and until February 2020, the TapInfluence technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
Other Fees Revenue
Other Fees Revenue is generated when fees are charged to the Company’s platform users, primarily related to monthly plan fees, inactivity fees, and early cash-out fees. Plan fees are recognized within the month they relate to, inactivity fees are recognized at a point in time when the account is deemed inactive, and early cash-out fees are recognized when a cash-out is either below certain minimum thresholds or when accelerated payout timing is requested.
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company does not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended March 31, 2022 and 2021 were approximately $0.5 million and $0.4 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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
     The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits, and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2018 through 2021.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of March 31, 2022, the Company does not have any Level 1, 2, or 3 financial assets or liabilities.
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
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2022 and 2021:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended
2011 Equity Incentive Plans Assumptions	March 31, 2022	March 31, 2021
Expected term	6 years	6 years
Weighted average volatility	120.48%	117.97%
Weighted average risk-free interest rate	1.70%	0.70%
Expected dividends	—	—
Weighted average expected forfeiture rate	37.00%	19.64%
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions impacted by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of March 31, 2022, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$208,583	$208,583
Office equipment	65,844	66,417
Computer equipment	570,480	541,330
Total	844,907	816,330
Less accumulated depreciation	(693,505)	(661,145)
Property and equipment, net	$151,402	$155,185
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $32,933 and $32,486 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	March 31, 2022		December 31, 2021
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,810,000	2,810,000	2,810,000	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Digital Assets	150,287	—	213,263	—	Indefinite
Total	$6,361,756	$6,211,469	$6,424,732	$6,211,469
Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	March 31, 2022	December 31, 2021
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Digital Assets	150,287	213,263
Total	$6,361,756	$6,424,732
Less accumulated amortization	(6,211,469)	(6,211,469)
Intangible assets, net	$150,287	$213,263
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets, in the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022, the Company did not conduct any transactions in digital assets. The Company impaired the value of its digital assets by $62,976 on January 22, 2022, as the fair market value decreased from the purchase value. The impairment of digital assets is presented as a non-cash operating expense within general and administrative on the consolidated statements of operations and comprehensive loss. The fair market value of such digital assets held as of March 31, 2022 was $150,287.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $0 and $216,667 for the three months ended March 31, 2022 and 2021, respectively.
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
In the first quarter of 2022, the Company performed an interim impairment assessment of goodwill that did not indicate that an impairment existed; therefore, no impairment of goodwill has been recorded.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	March 31, 2022	December 31, 2021
Software development costs	$3,136,237	$3,036,810
Less accumulated amortization	(2,123,107)	(2,017,210)
Software development costs, net	$1,013,130	$1,019,600
The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx and developed additional platforms in 2022, BrandGraph and Shake, to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $99,426 and $0 during the three months ended March 31, 2022 and 2021, respectively. As a result, the Company has capitalized a total of $3,136,237 in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the March 31, 2022 consolidated balance sheet.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service.
As of March 31, 2022, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2022	$304,520
2023	379,571
2024	197,649
2025	98,805
2026	22,642
2027	9,943
Total	$1,013,130

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accrued payroll liabilities	$1,849,776	$2,251,284
Accrued taxes	68,296	76,079
Current portion of finance obligation	34,292	33,388
Accrued other	134,917	142,131
Total accrued expenses	$2,087,281	$2,502,882

NOTE 6.    NOTES PAYABLE
Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($31,985 USD as of March 31, 2022), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended-term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued, and no payments are due on the loan during the Initial Term. If the Company repays 75% of the CEBA Loan (30,000 CAD) on or prior to December 31, 2022, which the Company plans to do, the remaining 10,000 CAD balance will be forgiven. Otherwise, interest will begin to accrue on the unpaid balance on January 1, 2023, with monthly interest payments commencing on January 31, 2023, until the CEBA Loan is paid in full on or before the end of the Extended Term.
Finance Obligation
The Company has two long-term payment plans with a vendor to pay for its computer equipment in four annual payments between October 2019 and February 2023. The Company used an imputed interest rate of 9.5%, based on its incremental borrowing rate, to determine the present value of its financial obligation. The total balance owed was $34,292 and $43,808 as of March 31, 2022 and 2021, respectively, with the short-term portion of $34,292 and $33,388 recorded under accrued expenses in the consolidated balance sheets as of March 31, 2022 and 2021, respectively.
Secured Credit Facility
The Company had a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which was obtained on March 1, 2013, and expanded on April 13, 2015. The line of credit agreement required the Company to pay an annual facility fee of $20,000 and an annual due diligence fee of $1,000 upon renewal. During the three months ended March 31, 2021, the Company amortized $5,250 of such costs through interest expense. The Company terminated its line of credit in April 2021.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations and comprehensive loss was $965 and $13,793 during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the future contractual maturities of the Company’s debt obligations by year is set forth in the following schedule:

Remainder of 2022	$66,277
Total	$66,277

NOTE 7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of March 31, 2022. The Company did not have any leasehold rent or operating lease expenses during the three months ended March 31, 2022 and 2021.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service. Total expense for employer matching contributions during the three months ended March 31, 2022 and 2021 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of revenue	$29,073	$10,148
Sales and marketing	43,732	27,666
General and administrative	44,762	24,848
Total contribution expense	$117,567	$62,662
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
Sale of Securities
The Company entered into an ATM Sales Agreement in June 2020, which was amended in July 2020 (the “2020 Sales Agreement”), with National Securities Corporation, as sales agent (“National Securities”), pursuant to which the Company could offer and sell, from time to time, through National Securities, up to $40 million in the aggregate shares of its common stock, by any method deemed to be an “at the market offering” under Rule 415 of the Securities Act (the “ATM Offering”). The 2020 Sales Agreement was fulfilled in April 2021 and terminated thereafter.
On January 25, 2021, the Company entered into a new ATM Sales Agreement (the “January 2021 Sales Agreement”) with National Securities, pursuant to which the Company may offer and sell, from time to time, through National Securities up to $35 million shares of its common stock, by any method determined to be an “at the market offering” under Rule 415 of the Securities Act. The January 2021 Sales Agreement was fulfilled in April 2021 and terminated thereafter.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the three months ended March 31, 2021, the Company sold a total of 8,701,691 shares at an average price of $3.95 per share for total gross proceeds of $34,358,012 pursuant to the 2020 Sales Agreement and the January 2021 Sales Agreement with National Securities.
On June 21, 2021, the Company entered into a third ATM Sales Agreement (the “June 2021 Sales Agreement”) with National Securities, as sales agent, pursuant to which the Company can offer and sell, from time to time, through National Securities, up to $100 million shares of the Company’s common stock by any method deemed to be an “at the market offering” under Rule 415 of the Securities Act. No sales have been made under this agreement as of March 31, 2022.
Equity Incentive Plans
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “2011 Equity Incentive Plan”). The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units, and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its employees and consultants. As of March 31, 2022, the Company had 3,312,081 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
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
In 2022, the Company issued each of its five independent directors a total of 105,930 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2022.
The following table contains summarized information about restricted stock issued during the year ended December 31, 2021 and the three months ended March 31, 2022:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	13,666	$2.28	1.4
Granted	30,324	4.86
Vested	(40,437)	4.25
Forfeited	—	—
Nonvested at December 31, 2021	3,553	$1.83	0.7
Granted	105,930	1.18
Vested	(28,340)	1.24
Forfeited	—	—
Nonvested at March 31, 2022	81,143	$1.19	0.8
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $31,223 and $34,696 for the three months ended March 31, 2022 and 2021, respectively. Expense recognized on restricted stock issued to employees was $3,829 and $6,507 during the three months ended March 31, 2022 and 2021, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

On March 31, 2022, the fair value of the Company’s common stock was approximately $1.66 per share and the intrinsic value on the non-vested restricted stock was $134,699. Future compensation expense related to issued, but non-vested, restricted stock awards as of March 31, 2022, is $96,453. This value is estimated to be recognized over the weighted-average vesting period of approximately nine months.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.
During the three months ended March 31, 2022, the Company issued a total of 200,867 restricted stock units initially valued at $235,928 to non-executive employees as additional incentive compensation. The restricted stock units vest over 36 months from issuance.
The following table contains summarized information about restricted stock units during the year ended December 31, 2021 and the three months ended March 31, 2022:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	970,349	$0.39	1.2
Granted	229,638	2.93
Vested	(817,417)	0.83
Forfeited	(7,126)	1.77
Nonvested at December 31, 2021	375,444	$0.96	1.8
Granted	200,867	1.17
Vested	(47,318)	0.47
Forfeited	(52,091)	1.56
Nonvested at March 31, 2022	476,902	$1.03	2.2
Expense recognized on restricted stock units issued to employees was $42,624 and $137,808 during the three months ended March 31, 2022, and 2021, respectively. On March 31, 2022, the fair value of the Company’s common stock was approximately $1.66 per share and the intrinsic value on the non-vested restricted units was $783,829. Future compensation related to the non-vested restricted stock units as of March 31, 2022, is $432,869 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.2 years.
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
On January 28, 2022, in connection with a shift in the Company’s employee compensation strategy toward restricted stock units, the Board of Directors amended the employment agreement for each of Edward Murphy, Ryan Schram, and Peter Biere to provide for grants of restricted stock units instead of stock options. One service agreement providing for the issuance of 125 stock options was pending from 2021 pursuant to completion of a defined performance obligation. These stock options were issued on January 20, 2022. Otherwise, the Company intends to issue restricted stock units rather than stock options for equity compensation purposes going forward.
A summary of option activity under the 2011 Equity Incentive Plans during the periods ended December 31, 2021, and March 31, 2022, is presented below:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2020	1,712,806	$2.56	6.9
Granted	296,569	2.60
Exercised	(182,722)	3.26
Forfeited	(30,990)	0.32
Outstanding at December 31, 2021	1,795,663	$2.79	6.4
Granted	125	1.15
Exercised	(5,000)	1.34
Forfeited	(16,883)	3.96
Outstanding at March 31, 2022	1,773,905	$2.78	6.0

Exercisable at March 31, 2022	1,223,516	$3.37	5.1
During the three months ended March 31, 2022, 5,000 options were exercised for gross proceeds of $6,700. The intrinsic value of the exercised options was $0. During the three months ended March 31, 2021, 1510 options were exercised for gross proceeds of $2,144. The intrinsic value of the exercised options was $4,651. The fair value of the Company's common stock on March 31, 2022, was approximately $1.66 per share, and the intrinsic value on outstanding options as of March 31, 2022, was $708,393. The intrinsic value of the exercisable options as of March 31, 2022, was $411,981.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the periods ended December 31, 2021, and March 31, 2022, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	715,486	$0.56	2.5
Granted	296,569	2.25
Vested	(339,099)	0.73
Forfeited	(17,152)	1.38
Nonvested at December 31, 2021	655,804	$1.22	2.3
Granted	125	1.00
Vested	(91,316)	0.87
Forfeited	(14,224)	3.31
Nonvested at March 31, 2022	550,389	$1.22	2.1
There were outstanding options to purchase 1,773,905 shares with a weighted average exercise price of $2.78 per share, of which options to purchase 1,223,516 shares were exercisable with a weighted average exercise price of $3.37 per share as of March 31, 2022.
Expense recognized on stock options issued to employees during the three months ended March 31, 2022, and 2021 was $68,656 and $52,407, respectively. Future compensation related to non-vested awards as of March 31, 2022, is $644,133, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.1 years.
The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the three months ended March 31, 2022, and 2021:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
March 31, 2021	44,155	$2.61	6.0 years	117.97%	0.70%	—	$2.24	19.64%
March 31, 2022	125	$1.15	6.0 years	120.48%	1.70%	—	$1.00	37.00%
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
Stock compensation expense on ESPP issuances was $2,082 and $1,264 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had 387,500 remaining shares of common stock available for future issuances under the ESPP.
Summary Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three months ended March 31, 2022 and 2021 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of revenue	$7,105	$1,454
Sales and marketing	9,859	5,430
General and administrative	100,228	191,102
Total stock-based compensation	$117,192	$197,986

NOTE 9.    LOSS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income or loss by the basic weighted-average number of shares of common stock outstanding during each period presented. Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations of the weighted-average number of shares of common stock outstanding until the stock vests. Diluted loss per common share is computed by dividing the net loss by the sum of the total of the basic weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(2,476,243)	$(1,892,937)
Weighted average shares outstanding - basic and diluted	62,065,768	56,334,219
Basic and diluted loss per common share	$(0.04)	$(0.03)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended
	March 31, 2022	March 31, 2021
Stock options	1,785,038	1,738,854
Restricted stock units	454,558	654,209
Restricted stock	64,736	29,331
Total excluded shares	2,304,332	2,422,394

NOTE 10.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended
	March 31, 2022	March 31, 2021
Managed Services Revenue	$8,372,456	$5,034,993

Marketplace Spend Fees	54,100	98,371
License Fees	374,441	383,041
Other Fees	89,339	11,761
SaaS Services Revenue	517,880	493,173

Total Revenue	$8,890,336	$5,528,166

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended
	March 31, 2022	March 31, 2021
United States	$8,869,638	$5,301,343
Canada	20,698	226,823
Total	$8,890,336	$5,528,166
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	March 31, 2022	December 31, 2021
Accounts receivable, net	$7,259,891	$7,599,103
Contract liabilities (unearned revenue)	$12,772,552	$11,338,095
Contract liabilities represent amounts billed on customer contracts that have yet to be fully delivered. Typically, contract periods are up to twelve months in length. We expect that the balance of unearned revenues in contract liabilities will be recognized within the following twelve-month period.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at March 31, 2022 and December 31, 2021, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on March 31, 2022 within the next year.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:
•risks related to the restatement of the Company’s previously issued interim financial statements for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020 (the “Restatement”) included in our Annual Report for the year ended December 31, 2021, including, without limitation, potential inquiries from the SEC and/or the Nasdaq Capital Markets, the potential adverse effect on the price of our common stock, and possible claims by our stockholders or otherwise;
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
•risks associated with doing business internationally; and
•the other risks and uncertainties described in the Risk Factors section of our Annual Report for the year ended December 31, 2021, filed with the SEC on March 31, 2022.
All forward-looking statements in this document are based on current expectations, intentions, and beliefs using information available to us as of the date of this Quarterly Report; we assume no obligation to update any forward-looking statements, except as required by law. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

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
Influencer Marketing. We work with marketers to enable influencer marketing campaigns at scale. A subset of influencer marketing known as “Sponsored Social” is when a company compensates creators to share sponsored content with the creators’ social network followings. This sponsored content is within the body of the content stream. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost. We have focused on scaling our product and service offerings ever since, including by acquiring TapInfluence in July 2018 and launching Shake and BrandGraph in 2020.
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
Other Income (Expense)
Interest Expense. Interest expense is prior years has primarily been related to the imputed interest on our secured credit facility, accrued interest for the PPP loan, and interest on the financing of computers. The Company is only recognizing interest expense on the financing of computers in the current year.
Other Income. Other income consists primarily of interest income for interest earned on investments, or changes in the value of our foreign assets and liabilities and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$8,890,336	$5,528,166	$3,362,170	61%

Costs and expenses:
Cost of revenue	5,179,724	2,457,785	2,721,939	111%
Sales and marketing	2,520,343	2,078,323	442,020	21%
General and administrative	3,502,435	2,535,147	967,288	38%
Depreciation and amortization	138,829	365,529	(226,700)	(62)%
Total costs and expenses	11,341,331	7,436,784	3,904,547	53%
Loss from operations	(2,450,995)	(1,908,618)	(542,377)	28%
Other income (expense):
Interest expense	(965)	(13,793)	12,828	(93)%
Other income, net	(24,283)	29,474	(53,757)	(182)%
Total other income (expense), net	(25,248)	15,681	(40,929)	(261)%
Net Loss	$(2,476,243)	$(1,892,937)	$(583,306)	31%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended March 31,
	2022		2021		$ Change	% Change
Managed Services Revenue	$8,372,456	94%	$5,034,993	91%	$3,337,463	66%

Marketplace Spend Fees	54,100	1%	98,371	2%	(44,271)	(45)%
License Fees	374,441	4%	383,041	7%	(8,600)	(2)%
Other Fees	89,339	1%	11,761	—%	77,578	660%
SaaS Services Revenue	517,880	6%	493,173	9%	24,707	5%

Total Revenue	$8,890,336	100%	$5,528,166	100%	$3,362,170	61%

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
Managed Services revenue is generated when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services. Managed Services revenue during the three months ended March 31, 2022, increased by $3.3 million or 66% to $8.4 million compared to $5.0 million for the same period in 2021; nearly half of the increase comes from one large customer contract dating to early in the second quarter of 2021, with the balance of the increase due to growth in orders from new and existing customers expanding their marketing efforts through sponsored social marketing as compared to the prior-year period.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.

•Marketplace Spend Fees decreased by $44,271 to $54,100 for the three months ended March 31, 2022 compared to $98,371 for the same period in 2021. The fee decrease was due to lower spend levels from our marketers and lower average fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased during the three months ended March 31, 2022 to $374,441 compared to $383,041 in the same period of 2021. The decrease in IZEAx license fees was offset by an increase in subscriptions for BrandGraph and IZEAx Discovery services.
•Other Fees revenue increased by $77,578 during the three months ended March 31, 2022 compared to the same period in 2021 due to the recognition of a large forfeited customer deposit offset by lower plan fees accessed on customer accounts. Nonrefundable deposits are collected from certain customers due to defined minimum spend per the contract or prepayment required for any identified credit issues. Customers do not typically forfeit deposits held on account.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2022 totaled $5.2 million, or 58.3% of revenue, compared to $2.5 million, or 44.5% of revenue for the same period in 2021. The increase in the cost of revenue is primarily due to higher cost deliveries on one large customer contract dating to early in the second quarter of 2021, which made up approximately 14% of current quarter revenues, as well as by the overall increase in revenue from other new and existing customers. Aside from the large customer contract, the cost of revenue was in range with recent historical averages.
Sales and Marketing
Sales and marketing expense for the three months ended March 31, 2022 increased by $442,020, or approximately 21%, compared to the same period in 2021. The increase over prior year is primarily driven by additional headcount and the associated payroll costs.
General and Administrative
General and administrative expense for the three months ended March 31, 2022 increased by $967,288, or approximately 38%, compared to the same period in 2021. General and administrative expense for the three months ended March 31, 2022 increased $467,000 due to higher payroll and personnel related expenses as a result of an increase in headcount as well as increased salaries and higher bonus expense due to the improved company performance. Contractor expenses increased $220,000 as we are increasing the number of internal and external engineers working on our technology offerings. Software & licenses increased $190,000 due to increased hosting and software subscription costs. Professional services, including legal and accounting contractors, increased $90,000 over the prior year. This was due in part to the implementation of a new ERP system and audit fees related to the Restatement.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2022 decreased by $226,700, or approximately 62%, compared to the same period in 2021.
Depreciation and amortization expense on property and equipment was $32,932 and $32,486 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense has increased slightly due to the purchase of new equipment in the first quarter of 2022.
Amortization expense was $105,896 and $333,043 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $216,667 for the three months ended March 31, 2021. There was no amortization expense related to intangible acquired assets for the three months ended March 31, 2022, as they were fully amortized during fiscal year 2021. Amortization expense related to internal use software development costs was $105,896 and $116,376 for the three months ended March 31, 2022 and 2021, respectively. Amortization on our intangible acquisition assets decreased in the three months ended March 31, 2022 due to completion of amortization on certain intangible assets acquired in prior years.
Other Income (Expense)
Interest expense decreased by $12,828 to $965 during the three months ended March 31, 2022 compared to the same period in 2021 due to the elimination of amounts owed on our acquisition costs payable and the PPP loan.
The $53,757 decrease in other income during the three months ended March 31, 2022 when compared to the same period in 2021 resulted primarily due to reduced interest income received on cash balances due to lower interest rates and the write down of digital assets.

Net Loss
Net loss for the three months ended March 31, 2022 was $2,476,243, a $583,306 increase compared to the net loss of $1,892,937 for the same period in 2021. The increase in net loss was a result of the changes discussed above.

Key Metric
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have been receiving increasingly larger and more complex sales orders which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues, and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the amount of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. Management uses the Managed Services Bookings metric to plan its operating staff, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended March 31, 2022 and 2021 was $12.1 million and $6.4 million, respectively.
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended March 31,
	2022		2021		$ Change	% Change
Managed Services Gross Billings	$8,372,456	87%	$5,034,993	76%	$3,337,463	66%

Marketplace Spend Fees	747,244	8%	1,226,208	18%	(478,964)	(39)%
License Fees	374,441	4%	383,041	6%	(8,600)	(2)%
Other Fees	89,339	1%	11,761	1%	77,578	660%
SaaS Services Gross Billings	1,211,024	13%	1,621,010	24%	(409,986)	(25)%

Total Gross Billings	$9,583,480	100%	$6,656,003	100%	$2,927,477	44%
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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,476,243)	$(1,892,937)
Write down of digital assets	62,976	—
Non-cash stock-based compensation	117,192	197,986
Non-cash stock issued for payment of services	31,223	34,696
Interest expense	965	13,793
Depreciation and amortization	138,829	365,529
Other non-cash items	(663)	(7,914)
Adjusted EBITDA	$(2,125,721)	$(1,288,847)

Revenue	$8,890,336	$5,528,166
Adjusted EBITDA as a % of Revenue	(24)%	(23)%

Liquidity and Capital Resources
 Near-Term Liquidity and Capital Resources
The Company’s primary cash needs have historically been funding the development and integration of IZEAx and other technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, commissions and stock-based compensation. We have also engaged in acquisitions from time to time in the past, most recently of TapInfluence in July 2018. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $72.5 million as of March 31, 2022. We have not achieved profitability and, therefore, may need to raise capital through new financings.
We had cash and cash equivalents of $72.6 million as of March 31, 2022, as compared to $75.4 million as of December 31, 2021, an decrease of $2.9 million, primarily due to operating losses.

	March 31, 2022	December 31, 2021
Net cash (used for) provided by:
Operating activities	$(2,726,806)	$(829,707)
Investing activities	(127,913)	(13,217)
Financing activities	(19,730)	33,263,287
Net (decrease) increase in cash and cash equivalents	$(2,874,449)	$32,420,363
Cash used for operating activities was $2.7 million during the three months ended March 31, 2022 and is primarily the result of continued use of cash to cover operating losses and changes in working capital. Net cash used for investing activities was $127,913 during the three months ended March 31, 2022, primarily due to the purchase of digital assets. Net cash used for financing activities during the three months ended March 31, 2022, was $19,730, which consisted primarily of payments on shares withheld for taxes.
In June 2020 and January 2021, we entered into ATM Sales Agreements with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we could offer and sell up to $40 million and $35 million, respectively, of common stock (the “ATM Offerings”). From June 4, 2020 through April 15, 2021, we sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $75.0 million in the ATM Offerings . On June 21, 2021, we entered into a third ATM Sales Agreement with National Securities, as sales agent, pursuant to which we can offer and sell shares of our common stock, from time to time for aggregate purchase prices up to $100 million by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act under our shelf registration statement on Form S-3 (File No. 333-256078). No sales had been made under this agreement as of March 31, 2022.

General Liquidity
We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue expansion of our business. We currently expect that we have adequate cash resources to fund our business growth, however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings by us, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could depend, to a significant extent, upon our ability to obtain the funding necessary to support our operations.
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

Critical Accounting Policies and Use of Estimates
     There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies included in Item 1 of this Quarterly Report.

Recent Accounting Pronouncements
See “Note 1. Company and Summary of Significant Accounting Policies,” of this Quarterly Report for information on additional recent pronouncements.

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
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management team including its principal executive officer and principal financial and accounting officer to determine the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Due to the material weakness outlined below, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of the Company’s Annual Report for the year ended December 31, 2021, management conducted a review of the Company’s recognition of liabilities and associated costs relating to the Company’s Managed Services within its IZEAx platform ("Managed Services"), in connection with which the Company enters into contracts with marketers for creators to produce sponsored social services content (“Sponsored Content”) and post it on one or more approved social media platforms. The Company determined that a portion of the liability, associated cost, and related revenue from Sponsored Content should have been accrued upon its initial posting (delivery) based on the number of posting days during the reporting period in which such Sponsored Content was posted. Since the Company recognizes its Managed Services revenue using an input method of costs incurred compared to the total of expected costs, the timing of the accrual of Sponsored Content costs affected the related Managed Services revenue recognized during each period. In light of this determination, the Company restated its interim financial statements for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As a result of the restatement, we determined that we have a material weakness in our internal control over financial reporting relating to the inadequate design and operation of management’s controls over identifying the appropriate timing of cost recognition related to creator content deliveries used in the input method of costs incurred compared to total expected costs.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2022, the Company completed the implementation of a new Enterprise Resource Planning (“ERP”) system. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office, and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of the new ERP system and related controls, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period ended March 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of May 16, 2022, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 1A – RISK FACTORS
You should carefully consider the factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2021 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

10.1	(a)
First Amendment to Amended and Restated Executive Employment Agreement, dated January 28, 2022 between IZEA Worldwide, Inc. and Edward H. Murphy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.2	(a)
First Amendment to Amended and Restated Executive Employment Agreement, dated January 28, 2022 between IZEA Worldwide, Inc and Ryan S. Schram (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.3	(a)
First Amendment to Executive Employment Agreement, dated January 28, 2022 between IZEA Worldwide, Inc and Peter J. Biere (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*(b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*(c)	The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended March 31, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc. a Nevada corporation

May 16, 2022	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

May 16, 2022	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	May 16, 2022
Edward H. Murphy
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ Peter J. Biere	May 16, 2022
Peter J. Biere
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	May 16, 2022
Ryan S. Schram
President, Chief Operating Officer and Director
/s/ Brian W. Brady	May 16, 2022
Brian W. Brady
Director
/s/ John H. Caron	May 16, 2022
John H. Caron
Director
/s/ Lindsay A. Gardner	May 16, 2022
Lindsay A. Gardner
Director
/s/ Daniel R. Rua	May 16, 2022
Daniel R. Rua
Director
/s/ Patrick J. Venetucci	May 16, 2022
Patrick J. Venetucci
Director