Form 10-Q
period 2022-06-30
IZEA Worldwide, Inc.
filed 2022-08-15
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

 As of August 5, 2022, there were 62,269,674 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2022

i

PART I

ITEM 1 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,347,070	$75,433,295
Accounts receivable, net	7,578,983	7,599,103
Prepaid expenses	2,879,569	2,257,382
Short term investments	33,069,694	—
Other current assets	17,976	100,522
Total current assets	54,893,292	85,390,302

Property and equipment, net	92,067	155,185
Goodwill	4,016,722	4,016,722
Intangible assets, net	72,536	213,263
Software development costs, net	1,085,177	1,019,600
Long term investments	$25,854,040	$—
Total assets	$86,013,834	$90,795,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,801,973	$2,086,892
Accrued expenses	2,421,462	2,502,882
Contract liabilities	9,531,237	11,338,095
Current portion of notes payable	31,068	—
Total current liabilities	13,785,740	15,927,869

Finance obligation, less current portion	—	10,420
Notes payable, less current portion	—	31,648
Total liabilities	13,785,740	15,969,937

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.0001 par value; 200,000,000 shares authorized; 62,206,467 and 62,044,883, respectively, issued, and outstanding	6,221	6,205
Additional paid-in capital	148,769,056	148,452,498
Accumulated deficit	(76,279,701)	(73,633,568)
Accumulated other comprehensive income (loss)	(267,482)	—
Total stockholders’ equity	72,228,094	74,825,135
Total liabilities and stockholders’ equity	$86,013,834	$90,795,072

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$12,577,011	$6,416,451	$21,467,347	$11,944,617

Costs and expenses:
Cost of revenue	7,211,922	3,208,690	12,391,646	5,666,475
Sales and marketing	2,289,769	2,302,869	4,810,112	4,381,192
General and administrative	3,378,988	2,659,578	6,881,423	5,194,725
Depreciation and amortization	138,492	363,924	277,321	729,453
Total costs and expenses	13,019,171	8,535,061	24,360,502	15,971,845

Loss from operations	(442,160)	(2,118,610)	(2,893,155)	(4,027,228)

Other income (expense):
Interest expense	(815)	(8,739)	(1,780)	(22,532)
Other income (expense), net	273,085	1,968,944	248,802	1,998,418
Total other income (expense), net	272,270	1,960,205	247,022	1,975,886

Net Loss	$(169,890)	$(158,405)	$(2,646,133)	$(2,051,342)

Other comprehensive income
Unrealized (gain) loss on securities held	267,482	—	267,482	—
Total other comprehensive income	267,482	—	267,482	—

Total comprehensive income (loss)	$(437,372)	$(158,405)	$(2,913,615)	$(2,051,342)

Weighted average common shares outstanding – basic and diluted	62,206,467	61,386,913	62,158,650	58,874,526
Basic and diluted net loss per common share	$—	$—	$(0.04)	$(0.03)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2022 and 2021

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, March 31, 2022	62,112,054	$6,211	$148,590,356	$(76,109,811)	—	$72,486,756
Stock purchase plan & option exercise issuances	33,076	3	12,024	—	—	12,027
Stock issued for payment of services	26,490	3	31,256	—	—	31,259
Stock-based compensation	56,392	7	156,699	—	—	156,706
Shares withheld to cover statutory taxes	(21,545)	(3)	(21,279)	—	—	(21,282)
Net income (loss)	—	—	—	(169,890)	—	(169,890)
Unrealized loss on securities held	—	—	—	—	(267,482)	(267,482)
Balance, June 30, 2022	62,206,467	$6,221	$148,769,056	$(76,279,701)	$(267,482)	$72,228,094

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, March 31, 2021	59,123,449	$5,912	$135,919,529	$(72,385,884)	$—	$63,539,557
Sale of securities	2,484,393	249	12,186,427	—	—	12,186,676
Stock purchase plan & option exercise issuances	135,141	14	45,928	—	—	45,942
Stock issued for payment of services	7,716	—	37,544	—	—	37,544
Stock issuance costs	—	—	(333,878)	—	—	(333,878)
Stock-based compensation	77,420	8	206,186	—	—	206,194
Shares withheld to cover statutory taxes	(18,546)	(2)	(55,384)	—	—	(55,386)
Net income (loss)	—	—	—	(158,405)	—	(158,405)
Balance, June 30, 2021	61,809,573	$6,181	$148,006,352	$(72,544,289)	$—	$75,468,244

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2022 and 2021

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	62,044,883	$6,205	$148,452,498	$(73,633,568)	$—	$74,825,135
Stock purchase plan & option exercise issuances	38,076	4	18,723	—	—	18,727
Stock issued for payment of services	52,950	5	62,477	—	—	62,482
Stock-based compensation	105,589	11	273,887	—	—	273,898
Shares withheld to cover statutory taxes	(35,031)	(4)	(38,529)	—	—	(38,533)
Net income (loss)	—	—	—	(2,646,133)		(2,646,133)
Unrealized loss on securities held	—	—	—		(267,482)	(267,482)
Balance, June 30, 2022	62,206,467	$6,221	$148,769,056	$(76,279,701)	$(267,482)	$72,228,094

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,492,947)	$—	$31,928,189
Sale of securities	11,186,084	1,119	46,543,569	—	—	46,544,688
Stock purchase plan & option exercise issuances	136,651	14	48,072	—	—	48,086
Stock issued for payment of services	14,892	1	72,239	—	—	72,240
Stock issuance costs	—	—	(1,080,835)	—	—	(1,080,835)
Stock-based compensation	604,323	60	404,120	—	—	404,180
Shares withheld to cover statutory taxes	(182,544)	(18)	(396,944)	—	—	(396,962)
Net loss	—	—	—	(2,051,342)	—	(2,051,342)
Balance, June 30, 2021	61,809,573	$6,181	$148,006,352	$(72,544,289)	$—	$75,468,244

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,646,133)	$(2,051,342)
Adjustments to reconcile net loss to net cash used for operating activities:
(Gain) on the forgiveness of debt	—	(1,927,220)
Impairment of digital assets	140,727	—
Depreciation and amortization	65,528	65,687
Amortization of software development costs and other intangible assets	211,793	663,766
Stock-based compensation	273,898	404,180
Fair value of stock issued for payment of services	62,482	72,240
(Gain) loss on disposal of equipment	18,555	(7,790)
Changes in operating assets and liabilities:
Accounts receivable	20,121	(925,744)
Prepaid expenses and other current assets	(539,639)	(788,813)
Accounts payable	(284,920)	(403,584)
Accrued expenses	(82,325)	193,795
Contract liabilities	(1,806,859)	1,563,121
Net cash used for operating activities	(4,566,772)	(3,141,704)
Cash flows from investing activities:
Purchase of short term investments	(33,069,694)	—
Purchase of long term investments	(26,121,522)	—
Purchase of equipment	(31,310)	(29,689)
Proceeds from sale of equipment	10,344	8,924
Software development costs	(277,369)	—
Net cash used for investing activities	(59,489,551)	(20,765)
Cash flows from financing activities:
Proceeds from sale of securities	—	46,544,688
Proceeds from stock purchase plan and option exercise issuances	18,727	48,086
Payments on finance obligation	(10,096)	(8,336)
Stock issuance costs	—	(1,080,835)
Payments on shares withheld for statutory taxes	(38,533)	(341,576)
Net cash provided by (used for) financing activities	(29,902)	45,162,027

Net increase (decrease) in cash and cash equivalents	(64,086,225)	41,999,558
Cash and cash equivalents, beginning of period	75,433,295	33,045,225
Cash and cash equivalents, end of period	$11,347,070	$75,044,783

Supplemental cash flow information:
Interest paid	$1,894	$5,610

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
Basis of Presentation
The accompanying consolidated balance sheet as of June 30, 2022, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the consolidated statements of stockholders' equity for the three and six months ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2022.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022, and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets, intangible assets, and goodwill. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts on the Company’s consolidated financial statements in future reporting periods.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The FDIC insures deposits made to the Company bank accounts up to $250,000. The CDIC insures deposits made to the Company bank account in Canada up to CAD 100,000. Deposit balances exceeding these limits were approximately $11.1 million and $74.9 million as of June 30, 2022 and December 31, 2021, respectively.
Investment in Debt Securities
Our investments in debt securities are carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss).
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, unbilled receivables, and a reserve for doubtful accounts. Trade receivables are customer obligations due under standard trade terms. Unbilled receivables represent amounts owed for work that has been performed but not yet billed. The Company had net trade receivables of $7,567,833 and unbilled receivables of $11,150 at June 30, 2022. The Company had net trade receivables of $7,577,177 and unbilled receivables of $21,926 at December 31, 2021.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company had a reserve for doubtful accounts of $155,000 and $155,000 as of June 30, 2022 and December 31, 2021, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 0.01% of revenue for each of the three and six months ended June 30, 2022 and 2021.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

     Concentrations of credit risk for accounts receivable have typically been limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, the Company’s addition of SaaS customers has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company currently has one customer that accounts for 50% of total accounts receivable at June 30, 2022, and no customers that accounted for more than 10% of total accounts receivable at December 31, 2021. The Company had two customers that accounted for 39% and 12%, respectively, of its gross billings during the three months ended June 30, 2022 and three customers that accounted for more than 36% of its gross billings during the three months ended June 30, 2021. The Company had two customers that accounted for 32% and 11%, respectively, of its gross billings during the six months ended June 30, 2022, and one customer that accounted for 25% of its gross billings during the six months ended June 30, 2021.

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
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of June 30, 2022.
Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company amortized the identifiable intangible assets over 12 to 60 months. See Note 3 of Notes to the Consolidated Financial Statements for further details.
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
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the asset’s fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired identifiable intangible assets in the three and six months ended June 30, 2022, and 2021. The Company recognized an impairment of $77,751 and $140,727 on digital assets held as indefinite-lived intangible assets in the three and six months ended June 30, 2022, respectively. The Company did not recognize any impairment on digital assets for the three and six months ended June 30, 2021.
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefit expenses for employees or consultants directly associated with and devoted to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements ("CCAs"). These software developments, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the fair value in its consolidated statements of operations. See Note 4 of Notes to the Consolidated Financial Statements for further details.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms or by a statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the agreement is canceled by the customer prior to the completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the creditworthiness of the customer and payment and transaction history. Certain content creators have payment terms that require sponsored social postings to remain active 45 days following the posting date before payment is due; the Company records pro-rata revenue and a pro-rata liability for this content at each balance sheet date.
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
The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. When multiple types of performance obligations exist in a contract, the Company allocates revenue to each distinct performance obligations at contract inception based on its relative standalone selling price. These performance obligations are to be provided over a period that generally ranges from one day to one year. The delivery of custom content represents a distinct performance obligation that is satisfied over time as the Company has no alternative for the custom content, and the Company has an enforceable right to payment for performance completed to date under the contracts. The Company considers custom content to be a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer, and revenue is recognized over time using an output method based on when each piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations, and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.
Marketplace Spend Fees Revenue
For Marketplace Spend Fees Revenue, the self-service customers instruct creators found through the Company’s IZEAx and Shake platforms to provide and distribute custom content for an agreed-upon transaction price. The Company’s platforms control the contracting, description of services, acceptance, and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or verified as posted by the system. Based on the Company’s evaluations, this revenue is reported on a net basis since the Company is acting as an agent through its platform for the third-party creator to provide the services or content directly to the self-service customer or post approved content through one or more social media platforms.
License Fees Revenue
License Fees Revenue is generated by granting limited, non-exclusive, non-transferable licenses to customers for the use of the IZEAx and BrandGraph technology platforms for an agreed-upon subscription period. Customers license the platforms to manage their influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
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
The Company does not typically engage in contracts longer than one year. Therefore, the Company does not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over a period of less than one year and are not material.
Advertising Costs
Advertising costs include spending relating to our advertising and promotional activities in support of our products and services, are charged as incurred and are included in sales and marketing expense in the accompanying Consolidated Statement of Operations. Advertising costs for the three months ended June 30, 2022 and 2021 were approximately $505,401 and $512,000, respectively. Advertising costs for the six months ended June 30, 2022 and 2021 were approximately $991,500 and $954,000, respectively.
Income Taxes
The Company has not recorded federal income tax expense due to its history of net operating losses. Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized; the Company has recorded a full valuation allowance on its deferred tax assets. The Company incurs minimal state franchise tax in four states, which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.
     The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits, and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2018 through 2020.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of June 30, 2022, the Company holds Level 1 and Level 2 financial assets; this is further discussed in Note 11 of Notes to the Consolidated Financial Statements.
Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended, and the 2011 B Equity Incentive Plan (together, the “2011 Equity Incentive Plans”) (see Note 8 of Notes to the Consolidated Financial Statements) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. For issuances after June 30, 2019, the Company estimates the

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

volatility of its common stock at the date of grant based on the volatility of its stock during the period. For issuances on or prior to June 30, 2019, the Company estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that were publicly traded and had a longer trading history than the Company. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
2011 Equity Incentive Plans Assumptions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expected term	—	6 years	6 years	6 years
Weighted average volatility	—%	120.35%	120.48%	119.43%
Weighted average risk-free interest rate	—%	1.12%	1.70%	0.95%
Expected dividends	—	—	—	—
Weighted average expected forfeiture rate	—%	10.23%	37.00%	13.89%
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
The company issued 125 stock options during the three months ended March 31, 2022 and did not issue any stock options during the three months ended June 30, 2022.
The Company may issue shares of restricted stock or restricted stock units that vest over future periods. The value of shares is recorded as the fair value of the stock or units upon the issuance date and is expensed on a straight-line basis over the vesting period. See Note 8 of Notes to the Consolidated Financial Statements for additional information related to these shares.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions impacted by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of June 30, 2022, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$8,674	$208,583
Office equipment	3,843	66,417
Computer equipment	402,616	541,330
Total	415,133	816,330
Less accumulated depreciation	(323,066)	(661,145)
Property and equipment, net	$92,067	$155,185
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $32,596 and $33,201 for the three months ended June 30, 2022 and 2021, respectively, and was $65,528 and $65,687 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	June 30, 2022		December 31, 2021
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,810,000	2,810,000	2,810,000	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Digital Assets	72,536	—	213,263	—	Indefinite
Total	$6,284,005	$6,211,469	$6,424,732	$6,211,469

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	June 30, 2022	December 31, 2021
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Digital Assets	72,536	213,263
Total	$6,284,005	$6,424,732
Less accumulated amortization	(6,211,469)	(6,211,469)
Intangible assets, net	$72,536	$213,263
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets, in the three and six months ended June 30, 2022 and 2021.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $216,667 and $433,334 for the three and six months ended June 30, 2021, respectively. No amortization expense was recorded for the three and six months ended June 30, 2022 as all applicable assets have been fully amortized.
The Company determines the fair value of its digital assets, specifically Bitcoin and Ethereum, on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that has been determined to be the principal market for such assets (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price of one unit of the digital asset quoted on the active exchange since acquiring the digital asset. If the then-current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined.
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
During the three and six months ended June 30, 2022, the Company did not conduct any transactions in digital assets. The Company impaired the value of its digital assets by $77,751 and $140,727 during the three and six months ended June 30, 2022, respectively, as the fair market value decreased from the purchase value. No impairment of digital assets was recognized during the three and six months ended June 30, 2021. The impairment of digital assets is presented as a non-cash operating expense within general and administrative on the consolidated statements of operations and comprehensive loss. The fair market value of such digital assets held as of June 30, 2022 was $72,536.
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. As of June 30, 2022, the Company determined that no impairment to goodwill existed.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	June 30, 2022	December 31, 2021
Software development costs	$3,314,181	$3,036,810
Less accumulated amortization	(2,229,004)	(2,017,210)
Software development costs, net	$1,085,177	$1,019,600
The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx, BrandGraph, and Shake, to facilitate the contracting, workflow, and delivery or posting of content as well as provide for

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $177,943 and $277,369 during the three and six months ended June 30, 2022, respectively. The Company did not capitalize any software development costs during the three and six months ended June 30, 2021. As a result, the Company has capitalized a total of $3,314,181 in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the June 30, 2022 consolidated balance sheet.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service.
As of June 30, 2022, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2022	$204,861
2023	415,159
2024	233,238
2025	134,394
2026	58,231
2027	30,675
2028	$8,619
Total	$1,085,177

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Accrued payroll liabilities	$2,143,049	$2,251,284
Accrued taxes	78,337	76,079
Current portion of finance obligation	34,292	33,388
Accrued other	165,784	142,131
Total accrued expenses	$2,421,462	$2,502,882

NOTE 6.    NOTES PAYABLE
Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($31,068 USD as of June 30, 2022), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and the extended-term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued, and no payments are due on the loan during the Initial Term. If the Company repays 75%, or 30,000 CAD, of the CEBA Loan (23,301 USD as of June 30, 2022) on or prior to December 31, 2022, which the Company plans to do, the remaining 10,000 CAD (7,767 USD as of June 30, 2022) balance will be forgiven. CEBA announced an extension for repayment in January 2022 pushing the extended-term repayment deadline to December 31, 2023. Interest will begin to accrue on the unpaid balance on January 1, 2024, with monthly interest payments commencing on January 31, 2024 , until the CEBA Loan is paid in full on or before the end of the Extended Term.
Finance Obligation
The Company has two long-term payment plans with a vendor to pay for its computer equipment in four annual payments between October 2019 and February 2023. The Company used an imputed interest rate of 9.5%, based on its incremental borrowing rate, to determine the present value of its financial obligation. The total balance owed was $34,292 and $43,808 as of June 30, 2022 and December 31, 2021, respectively, with the short-term portion of $34,292 and $33,388 recorded under accrued expenses in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
Secured Credit Facility

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company had a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which was obtained on March 1, 2013, and expanded on April 13, 2015. The line of credit agreement required the Company to pay an annual facility fee of $20,000 and an annual due diligence fee of $1,000 upon renewal. During the three and six months ended June 30, 2021, the Company amortized $7,000 and $1,750, respectively, of such costs through interest expense. The Company terminated its line of credit in April 2021.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations and comprehensive loss was $815 and $8,739 during the three months ended June 30, 2022 and 2021, respectively, and $1,780 and $22,532 for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the future contractual maturities of the Company’s debt obligations by year is set forth in the following schedule:

Remainder of 2022	$65,360
Total	$65,360

NOTE 7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of June 30, 2022. The Company did not have any leasehold rent or operating lease expenses during the three and six months ended June 30, 2022 and 2021.

Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service. Total expense for employer matching contributions during the three and six months ended June 30, 2022 and 2021 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of revenue	$15,894	$11,321	$44,967	$21,469
Sales and marketing	29,749	22,935	73,481	50,601
General and administrative	28,855	24,610	73,617	49,458
Total contribution expense	$74,498	$58,866	$192,065	$121,528
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
Sale of Securities

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
During the three months ended June 30, 2021, the Company sold a total of 2,484,393 shares at an average price of $4.91 per share for total gross proceeds of $12,186,676 pursuant to the 2020 Sales Agreement and the January 2021 Sales Agreement with National Securities. During the six months ended June 30, 2021, the Company sold a total of 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46,544,688 pursuant to the 2020 Sales Agreement and the January 2021 Sales Agreement with National Securities.
On June 21, 2021, the Company entered into a third ATM Sales Agreement (the “June 2021 Sales Agreement”) with National Securities, as sales agent, pursuant to which the Company can offer and sell, from time to time, through National Securities, up to $100 million shares of the Company’s common stock by any method deemed to be an “at the market offering” under Rule 415 of the Securities Act. No sales have been made under this agreement as of June 30, 2022.
Equity Incentive Plans
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “2011 Equity Incentive Plan”). The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units, and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its employees and consultants. As of June 30, 2022, the Company had 3,086,918 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the year ended December 31, 2021 and the three months ended June 30, 2022:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	13,666	$2.28	1.4
Granted	30,324	4.86
Vested	(40,437)	4.25
Forfeited	—	—
Nonvested at December 31, 2021	3,553	$1.83	0.7
Granted	105,930	1.18
Vested	(55,646)	1.22
Forfeited	—	—
Nonvested at June 30, 2022	53,837	$1.18	0.5
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $31,259 and $37,544 for the three months ended June 30, 2022 and 2021, respectively, and $62,482 and $72,240 for the six months ended June 30, 2022 and 2021, respectively. Expense recognized on restricted stock issued to employees was $5,355 and $13,007 during the six months ended June 30, 2022 and 2021, respectively.
On June 30, 2022, the fair value of the Company’s common stock was approximately $0.90 per share and the intrinsic value on the non-vested restricted stock was $48,346. Future compensation expense related to issued, but non-vested, restricted stock awards as of June 30, 2022, is $63,666. This value is estimated to be recognized over the weighted-average vesting period of approximately nine months.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.
During the six months ended June 30, 2022, the Company issued a total of 374,145 restricted stock units initially valued at $436,442 to non-executive employees as additional incentive compensation. The restricted stock units vest over 36 months from issuance. During the six months ended June 30, 2022, the Company issued a total of 118,860 restricted stock units initially valued at $176,064 to executive employees as additional incentive compensation. The restricted stock units have varying vesting schedules ranging from one to four years, depending on the executive’s employment contract. A small subset of the restricted stock units have 100% cliff vesting one year from issuance.
The following table contains summarized information about restricted stock units during the year ended December 31, 2021 and the six months ended June 30, 2022:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	970,349	$0.39	1.2
Granted	229,638	2.93
Vested	(817,417)	0.83
Forfeited	(7,126)	1.77
Nonvested at December 31, 2021	375,444	$0.96	1.8
Granted	493,005	1.24
Vested	(102,893)	0.73
Forfeited	(68,422)	1.51
Nonvested at June 30, 2022	697,134	$1.14	2.3

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Expense recognized on restricted stock units issued to employees was $124,074 and $280,243 during the six months ended June 30, 2022, and 2021, respectively. Expense recognized on restricted stock units issued to employees was $81,450 and $142,435 during the three months ended June 30, 2022, and 2021, respectively. On June 30, 2022, the fair value of the Company’s common stock was approximately $0.90 per share and the intrinsic value on the non-vested restricted units was $622,315. Future compensation related to the non-vested restricted stock units as of June 30, 2022, is $706,042 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.2 years.
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
On January 28, 2022, in connection with a shift in the Company’s employee compensation strategy toward restricted stock units, the Compensation Committee of the Board of Directors amended the employment agreement for each of Edward Murphy, Ryan Schram, and Peter Biere to provide for grants of restricted stock units instead of stock options. The Company intends to issue restricted stock units rather than stock options for equity compensation purposes going forward.
A summary of option activity under the 2011 Equity Incentive Plans during the periods ended December 31, 2021, and June 30, 2022, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2020	1,712,806	$2.56	6.9
Granted	296,569	2.60
Exercised	(182,722)	3.26
Forfeited	(30,990)	0.32
Outstanding at December 31, 2021	1,795,663	$2.79	6.4
Granted	125	1.15
Exercised	(27,336)	4.77
Forfeited	(47,955)	0.39
Outstanding at June 30, 2022	1,720,497	$2.77	6.0

Exercisable at June 30, 2022	1,223,516	$3.37	5.1
During the six months ended June 30, 2022, 27,336 options were exercised for gross proceeds of $10,528. The intrinsic value of the exercised options was $28,335. During the six months ended June 30, 2021, 133,275 options were exercised for gross proceeds of $42,864. The intrinsic value of the exercised options was $406,405. The fair value of the Company's common stock on June 30, 2022, was approximately $0.90 per share, and the intrinsic value on outstanding options as of June 30, 2022, was $193,364. The intrinsic value of the exercisable options as of June 30, 2022, was $117,983.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the periods ended December 31, 2021, and June 30, 2022, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	715,486	$0.56	2.5
Granted	296,569	2.25
Vested	(339,099)	0.73
Forfeited	(17,152)	1.38
Nonvested at December 31, 2021	655,804	$1.22	2.3
Granted	125	1.00
Vested	(183,121)	0.93
Forfeited	(16,066)	3.24
Nonvested at June 30, 2022	456,742	$1.26	2.1
There were outstanding options to purchase 1,720,497 shares with a weighted average exercise price of $2.77 per share, of which options to purchase 1,223,516 shares were exercisable with a weighted average exercise price of $3.37 per share as of June 30, 2022.
Expense recognized on stock options issued to employees during the six months ended June 30, 2022, and 2021 was $139,959 and $108,398, respectively. Future compensation related to non-vested awards as of June 30, 2022, is $516,145, and it is estimated to be recognized over the weighted-average vesting period of approximately 1.92 years.
The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the six months ended June 30, 2022, and 2021:

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
June 30, 2021	44,155	$2.61	6.0 years	119.43%	0.95%	—	$2.24	13.89%
June 30, 2022	125	$1.15	6.0 years	120.48%	1.70%	—	$1.00	37.00%
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
Stock compensation expense on ESPP issuances was $4,511 and $2,532 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had 376,760 remaining shares of common stock available for future issuances under the ESPP.
Summary Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock,

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

restricted stock units, stock options, and employee stock purchase plan issuances during the three and six months ended June 30, 2022 and 2021 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of revenue	$10,544	$1,963	$17,649	$3,417
Sales and marketing	14,853	5,318	24,712	10,748
General and administrative	131,309	198,913	231,537	390,015
Total stock-based compensation	$156,706	$206,194	$273,898	$404,180

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(169,890)	$(158,405)	$(2,646,133)	$(2,051,342)
Weighted average shares outstanding - basic and diluted	62,206,467	61,386,913	62,158,650	58,874,526
Basic and diluted net loss per common share	$—	$—	$(0.04)	$(0.03)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock options	1,732,005	1,732,929	1,758,376	1,735,898
Restricted stock units	628,219	526,733	541,722	590,471
Restricted stock	71,865	30,712	68,301	30,022
Total excluded shares	2,432,089	2,290,374	2,368,399	2,356,391

NOTE 10.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Managed Services Revenue	$12,176,616	$5,992,318	$20,549,072	$11,027,311

Marketplace Spend Fees	52,124	70,381	106,224	168,752
License Fees	335,928	344,843	710,369	727,884
Other Fees	12,343	8,909	101,682	20,670
SaaS Services Revenue	400,395	424,133	918,275	917,306

Total Revenue	$12,577,011	$6,416,451	$21,467,347	$11,944,617

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
United States	$12,384,786	$6,276,236	$21,254,424	$11,577,579
Canada	192,225	140,215	212,923	367,038
Total	$12,577,011	$6,416,451	$21,467,347	$11,944,617
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	June 30, 2022	December 31, 2021
Accounts receivable, net	$7,578,983	$7,599,103
Contract liabilities (unearned revenue)	$9,531,237	$11,338,095
Contract liabilities represent amounts billed on customer contracts that have yet to be fully delivered. Typically, contract periods are up to twelve months in length. The Company expects that the balance of unearned revenues in contract liabilities will be recognized within the following twelve-month period.
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
Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at June 30, 2022 and December 31, 2021, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on June 30, 2022 within the next year.

NOTE 11.    FINANCIAL INSTRUMENTS

Cash, Cash Equivalents, and Marketable Securities (Available for Sale)

Per a revised investment strategy policy, the Company engaged a third party registered investment advisor and appointed a leading national bank for custody services with respect to investment securities, making an initial deposit of $60 million on April 18, 2022. Investments comply with the Company’s revised investment strategy policy, designed to preserve capital, minimize investment risks, and maximize returns.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of June 30, 2022:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$11,236,417	$—	$—	$11,236,417	$11,236,417	$—	$—
Level 1 (1)
Money market funds	110,653	—	—	110,653	110,653	—	—
US Treasury securities	3,003,666		16,808	2,986,858	—	—	2,986,858
Commercial paper	21,435,540	(200)	5,190	21,430,550	—	21,430,550	—
Subtotal	24,549,859	(200)	21,998	24,528,061	110,653	21,430,550	2,986,858
Level 2 (2)
Non US government securities	894,106		6,436	887,670	—	—	887,670
Corporate debt securities	21,509,498		179,988	21,329,510	—	2,750,206	18,579,304
Asset backed securities	12,348,406	(1,076)	60,336	12,289,146	—	8,888,938	3,400,208
Subtotal	34,752,010	(1,076)	246,760	34,506,326	—	11,639,144	22,867,182
Total	$70,538,286	$(1,276)	$268,758	$70,270,804	$11,347,070	$33,069,694	$25,854,040

(1) Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
(2) Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company records the fair value of cash equivalents and marketable securities on our balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company recognized gross realized losses of $1,234 for the three months ended June 30, 2022. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).

The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

As of June 30, 2022
Due in 1 year or less	$33,069,694
Due in 1 year through 5 years	25,854,040
Total	$58,923,734

The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	As of June 30, 2022
	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$11,347,070	$—
Government bonds	2,986,858	(16,808)
Corporate debt securities	43,647,730	(191,414)
Asset backed securities	12,289,146	(59,260)
Total	$70,270,804	$(267,482)

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the three months ended June 30, 2022, the Company did not recognize significant credit losses and had no ending allowances balances for credit losses.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:
•risks related to the restatement of the Company’s previously issued interim financial statements for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020 (the “Restatement”) included in our Annual Report for the year ended December 31, 2021, including, without limitation, potential inquiries from the SEC and/or the Nasdaq Capital Market, the potential adverse effect on the price of our common stock, and possible claims by our stockholders or otherwise;
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
•our ability to remediate the material weakness in our internal control over financial reporting and establish maintain effective controls and procedures;
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
General and Administrative
Our general and administrative (“G&A”) expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company, investor relations expenses, accounting, legal professional services fees, and other corporate-related expenses. G&A expense also includes our technology and development costs consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining, and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal-use software that qualifies for capitalization, which is then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations and comprehensive loss. G&A expense also includes current period gains and losses on our acquisition costs payable and gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets, and goodwill are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations and comprehensive loss when they are material.
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
Other Comprehensive Income
Unrealized (gain) loss on securities held. Unrealized gains and losses on investment securities represent the difference between fair value at the balance sheet date and adjusted cost, which would be the cash settlement value of investment securities if held to maturity.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	(Unaudited)
	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$12,577,011	$6,416,451	$6,160,560	96.0%

Costs and expenses:
Cost of revenue	7,211,922	3,208,690	4,003,232	124.8%
Sales and marketing	2,289,769	2,302,869	(13,100)	(0.6)%
General and administrative	3,378,988	2,659,578	719,410	27.0%
Depreciation and amortization	138,492	363,924	(225,432)	(61.9)%
Total costs and expenses	13,019,171	8,535,061	4,484,110	52.5%
Loss from operations	(442,160)	(2,118,610)	1,676,450	(79.1)%
Other income (expense):
Interest expense	(815)	(8,739)	7,924	(90.7)%
Other income, net	273,085	1,968,944	(1,695,859)	(86.1)%
Total other income (expense), net	272,270	1,960,205	(1,687,935)	(86.1)%
Net Loss	$(169,890)	$(158,405)	$(11,485)	7.3%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended June 30,
	2022		2021		$ Change	% Change
Managed Services Revenue	$12,176,616	96.8%	$5,992,318	93.4%	$6,184,298	103.2%

Marketplace Spend Fees	52,124	0.4%	70,381	1.1%	(18,257)	(25.9)%
License Fees	335,928	2.7%	344,843	5.4%	(8,915)	(2.6)%
Other Fees	12,343	0.1%	8,909	0.1%	3,434	38.5%
SaaS Services Revenue	400,395	3.2%	424,133	6.6%	(23,738)	(5.6)%

Total Revenue	$12,577,011	100.0%	$6,416,451	100.0%	$6,160,560	96.0%

Historically, we have invested the majority of our time and resources in our Managed Services business, which provides the majority of our revenue. Our acquisitions of Ebyline in 2015 and ZenContent in 2016 allowed us to expand our product offerings to provide custom content in addition to and in combination with our influencer marketing campaigns to expand our Managed Services. Our July 2018 merger with TapInfluence expanded our SaaS Services to derive revenue from Marketplace Spend Fees and License Fees.
Managed Services revenue is generated when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services. Managed Services revenue during the three months ended June 30, 2022, increased by $6.2 million or 103% to $12.2 million compared to $6.0 million for the same period in 2021. Revenue from one large customer contract, dating to April 2021, comprised over three-fourths of the increase in managed services revenue and included approximately $2 million in catch-up revenue associated with prior quarters’ production delays. The balance of the increase in managed services revenue for the current quarter is due to growth in orders from new and existing customers expanding their marketing efforts through sponsored social marketing as compared to the prior-year period.

SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.
•Marketplace Spend Fees decreased by $18,257 for the three months ended June 30, 2022 when compared with the same period in 2021, primarily as a result of lower spend levels from our marketers and lower average fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased during the three months ended June 30, 2022 to $335,928 compared to $344,843 in the same period of 2021. The fee decrease was primarily due to a reduction in BrandGraph and IZEAx Discovery service subscriptions.
•Other Fees revenue increased by $3,434 during the three months ended June 30, 2022 compared to the same period in 2021 due to fees earned on an increased number of early cash outs. Early cash outs, referred to as PayPop, allows qualified creators to bypass the standard waiting period in IZEAx and receive payment immediately following the creation of sponsored social content for brands, for a fee. The fee ranges between 10-15% of the total dollar value of the compensation to be received by the creator.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2022 totaled $7.2 million, or 57% of revenue, compared to $3.2 million, or 50% of revenue for the same period in 2021. The increase in the cost of revenue is primarily due to higher cost deliveries on one large customer contract, which made up approximately 41% of current quarter revenues, as well as by the overall increase in revenue from other new and existing customers. Aside from the one large customer contract, the cost of revenue was in range with recent historical averages.
Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2022 decreased by $13,100, or approximately 1%, compared to the same period in 2021. Additional headcount and associated payroll costs were more than offset by lower selling commissions related to lower bookings compared to the prior year quarter and lower contractor and other spending during the current quarter.
General and Administrative
General and administrative expense for the three months ended June 30, 2022 increased by $719,410, or approximately 27%, compared to the same period in 2021. Payroll related expense increased $246,000, or about 15%, primarily as a result of market alignment, merit increases and team building activities. Software & licenses costs increased $225,000 due to increased software hosting and subscription costs. Professional services increased $72,000 over the prior year due primarily to new systems implementation. Non-cash operating expenses increased $104,000 due to the fair value impairment of digital assets.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2022 was $138,492, a decrease of $225,432, or approximately 62%, compared to the same period in 2021.
Depreciation and amortization expense on property and equipment was $32,596 and $33,201 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense has decreased slightly due to the disposal of aging equipment in the second quarter of 2022.
Amortization expense was $105,897 and $330,723 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $216,667 for the three months ended June 30, 2021. There was no amortization expense related to intangible acquired assets for the three months ended June 30, 2022, as they were fully amortized during fiscal year 2021. Amortization expense related to internal use software development costs was $105,897 and $114,056 for the three months ended June 30, 2022 and 2021, respectively. Amortization on our intangible acquisition assets decreased in the three months ended June 30, 2022 due to completion of amortization on certain intangible assets acquired in prior years.
Other Income (Expense)
Interest expense decreased by $7,924 to $815 during the three months ended June 30, 2022 compared to the same period in 2021 due to the elimination of amounts owed on loan acquisition costs for the Bridge Bank Line of Credit and the PPP loan.

Other income, net declined by $1,695,859 during the three months ended June 30, 2022, when compared to the same period in 2021. The prior year quarter included income related to forgiveness of PPP Loan debt of $1,927,220, including principal and interest. The current year quarter includes $230,000 of interest income earned on marketable securities, which investment commenced in April 2022 as described in Note 11 of Notes to the Consolidated Financial Statements.

Net Loss
Net loss for the three months ended June 30, 2022 was $169,890, a $11,485 increase compared to the net loss of $158,405 for the same period in 2021. The increase in net loss was a result of the changes discussed above.

Results of Operations for the Six Months Ended June 30, 2022 and 2021
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$21,467,347	$11,944,617	$9,522,730	79.7%

Costs and expenses:
Cost of revenue	12,391,646	5,666,475	6,725,171	118.7%
Sales and marketing	4,810,112	4,381,192	428,920	9.8%
General and administrative	6,881,423	5,194,725	1,686,698	32.5%
Impairment of goodwill	—	—	—	100.0%
Depreciation and amortization	277,321	729,453	(452,132)	(62.0)%
Total costs and expenses	24,360,502	15,971,845	8,388,657	52.5%
Loss from operations	(2,893,155)	(4,027,228)	1,134,073	(28.2)%
Other income (expense):
Interest expense	(1,780)	(22,532)	20,752	(92.1)%
Other income (expense), net	248,802	1,998,418	(1,749,616)	(87.6)%
Total other income (expense), net	247,022	1,975,886	(1,728,864)	(87.5)%
Net Loss	$(2,646,133)	$(2,051,342)	$(594,791)	29.0%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Six Months Ended June 30,
	2022		2021		$ Change	% Change
Managed Services Revenue	$20,549,072	95.7%	$11,027,311	92.3%	$9,521,761	86.3%

Marketplace Spend Fees	106,224	0.5%	168,752	1.4%	(62,528)	(37.1)%
License Fees	710,369	3.3%	727,884	6.1%	(17,515)	(2.4)%
Other Fees	101,682	0.5%	20,670	0.2%	81,012	391.9%
SaaS Services Revenue	918,275	4.3%	917,306	7.7%	969	0.1%

Total Revenue	$21,467,347	100.0%	$11,944,617	100.0%	$9,522,730	79.7%

Managed Services revenue is generated when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services. Managed Services revenue during the six months ended June 30, 2022, increased 86% from the same period in 2021. Revenues from one large customer contract, dating to April 2021, comprised over one-third of the increase in managed services revenue and included approximately $2 million in catch-up revenue associated with prior quarters’ production delays. The balance of the increase in managed services revenue for the current quarter is due to growth in orders from new and existing customers expanding their marketing efforts through sponsored social marketing as compared to the prior-year period.
SaaS Services revenue, which includes license and support fees to access the platform services, and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns, declined 0.1% from the same period in 2021, due to:
•Marketplace Spend Fees decreased by $62,528 for the six months ended June 30, 2022, when compared with the same period in 2021, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased 2% during the six months ended June 30, 2022 to $710,369 compared to $727,884 in the same period of 2021. The decrease was primarily driven by a reduction in subscriptions for BrandGraph, this reduction was partially offset by an increase in subscribers for IZEAx Discovery services, albeit at lower rates. Additionally, we implemented a competitive standardized pricing system for all IZEAx license fee customers.
•Other Fees revenue increased 392% for the six months ended June 30, 2022, compared to the same period in 2021 due primarily to a customer deposit forfeiture. Nonrefundable deposits are collected from certain customers due to defined minimum spend per the contract or prepayment required for any identified credit issues. Customers do not typically forfeit deposits held on account.
Cost of Revenue
Cost of revenue for the six months ended June 30, 2022, increased by $6.7 million, or approximately 119%, compared to the same period in 2021 primarily due to the increase in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 47% in 2021 to 58% in 2022, due primarily to several large contracts in the current period that carry a lower average margin.
Sales and Marketing
Sales and marketing expenses for the six months ended June 30, 2022, increased by $428,920, or approximately 10%, compared to the same period in 2021. The increase over the prior year is primarily related to additional headcount and associated payroll costs.
General and Administrative
General and administrative expense for the six months ended June 30, 2022, increased by $1.7 million, or approximately 32%, compared to the same period in 2021. The increase over the prior year was primarily due to $682,000 in higher payroll and personnel related expenses as a result of an increase in headcount as well as increased salaries and higher bonus expense due to improved company performance. Contractor costs increased $215,000 for additional engineers to supplement our team working to expand our technology offerings. Professional services increased $165,000 due to new ERP system implementation and additional accounting and legal fees related to the Restatement. Travel increased $100,000 due to relaxing COVID-19 restrictions. Public company expenses increased $100,000 primarily due to usage of consultants to assist with stock management software implementation, penetration testing, proxy solicitation, and investment strategy. Software and licenses increased approximately $400,000 due to increased usage of AWS hosting, new software subscriptions, and additional licenses on existing software subscriptions.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2022 was $277,321, a decrease of $452,132, or approximately 62%, compared to the same period in 2021.
Depreciation expense on property and equipment was $65,528 and $65,687 for the six months ended June 30, 2022, and 2021, respectively. Depreciation expense decreased slightly due to the disposal of aging equipment in 2021.
Amortization expense was $211,793 and $663,766 for the six months ended June 30, 2022, and 2021, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was zero and $433,334 for the six months ended June 30, 2022, and 2021, respectively, while amortization expense related to internal-use software development costs was $211,793 and $230,432 for the six months ended June 30, 2022, and 2021, respectively. Amortization on our intangible acquisition assets is decreasing due to the completion of amortization on certain intangible assets acquired in prior years while amortization on our internal software costs is increasing due to continued development.
Other Income (Expense)
Interest expense decreased by $20,752 to $1,780 during the six months ended June 30, 2022 compared to the same period in 2021 due primarily to the elimination of amounts owed on loan acquisition costs payable and the reduction in our average borrowings on our secured credit facility during the six months ended June 30, 2022, compared to the same period in 2021.
Other income, net decreased by $1.7 million during the six months ended June 30, 2022, when compared to the same period in 2021. The prior year period included income related to the forgiveness of debt, including principal and interest. The current year period includes $230,000 of interest income earned on marketable securities, which investment commenced in April 2022.
Net Loss
Net loss for the six months ended June 30, 2022, was $2.6 million, a $0.6 million decrease in the net loss of $2.1 million for the same period in 2021. The decrease in net loss was a result of the changes discussed above.

Key Metric
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have been receiving increasingly larger and more complex sales orders which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues, and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the value of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. Management uses the Managed Services Bookings metric to plan its operating staff, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts.
The following tables set forth our Managed Services Bookings and the change between the periods:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Managed Services Bookings	$9,337,031	$11,102,510	$(1,765,479)	(15.9)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Managed Services Bookings	$21,465,496	$17,548,060	$3,917,436	22.3%
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended June 30,
	2022		2021		$ Change	% Change
Managed Services Gross Billings	$12,176,616	91.2%	$5,992,318	83.5%	$6,184,298	103.2%

Marketplace Spend Fees	833,235	6.2%	833,648	11.6%	(413)	—%
License Fees	335,928	2.5%	344,843	4.8%	(8,915)	(2.6)%
Other Fees	12,343	0.1%	8,909	0.1%	3,434	38.5%
SaaS Services Gross Billings	1,181,506	8.8%	1,187,400	16.5%	(5,894)	(0.5)%

Total Gross Billings	$13,358,122	100.0%	$7,179,718	100.0%	$6,178,404	86.1%

	Six Months Ended June 30,
	2022		2021		$ Change	% Change
Managed Services Gross Billings	$20,549,072	89.6%	$11,027,311	79.7%	$9,521,761	86.3%

Marketplace Spend Fees	1,580,479	6.9%	2,059,856	14.9%	(479,377)	(23.3)%
License Fees	710,369	3.1%	727,884	5.3%	(17,515)	(2.4)%
Other Fees	101,682	0.4%	20,670	0.1%	81,012	391.9%
SaaS Services Gross Billings	2,392,530	10.4%	2,808,410	20.3%	(415,880)	(14.8)%

Total Gross Billings	$22,941,602	100.0%	$13,835,721	100.0%	$9,105,881	65.8%
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(169,890)	$(158,405)	$(2,646,133)	$(2,051,342)
Gain on the forgiveness of debt	—	(1,927,220)	—	(1,927,220)
Write down of digital assets	77,751	—	140,727	—
Non-cash stock-based compensation	156,706	206,194	273,898	404,180
Non-cash stock issued for payment of services	31,259	37,544	62,482	72,240
Interest expense	815	8,739	1,780	22,532
Depreciation and amortization	138,492	363,924	277,321	729,453
Other non-cash items	19,218	124	18,555	(7,790)
Adjusted EBITDA	$254,351	$(1,469,100)	$(1,871,370)	$(2,757,947)

Revenue	$12,577,011	$6,416,451	$21,467,347	$11,944,617
Adjusted EBITDA as a % of Revenue	2.0%	(22.9)%	(8.7)%	(23.1)%

Liquidity and Capital Resources
 Near-Term Liquidity and Capital Resources
The Company’s primary cash needs have historically been funding the development and integration of IZEAx and other technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, commissions and stock-based compensation. We have also engaged in acquisitions from time to time in the past, most recently of TapInfluence in July 2018. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $76.3 million as of June 30, 2022. While we have not achieved profitability, we have sufficient resources to fund operations and planned investments for at least the next twelve months; however, we may need to raise capital new investments and potential acquisitions through new financings.

We had cash and cash equivalents of $11.3 million as of June 30, 2022, as compared to $75.4 million as of December 31, 2021. This decrease of $64.1 million is primarily the result of investment of cash pursuant to our investment policy, $25.9 million of which is classified as long-term investments and $33.1 million of which is classified as short-term investments, with the balance for the change primarily due to operating losses.

	June 30, 2022	December 31, 2021
Net cash (used for) provided by:
Operating activities	$(4,566,772)	$(3,141,704)
Investing activities	(59,489,551)	(20,765)
Financing activities	(29,902)	45,107,120
Net (decrease) increase in cash and cash equivalents	$(64,086,225)	$41,944,651
Cash used for operating activities was $4.6 million during the six months ended June 30, 2022 and is primarily the result of $2.0 million in operating losses and $2.6 million in net working capital changes. Net cash used for investing activities was $59,489,551 during the six months ended June 30, 2022, primarily due to the purchase of marketable securities. Net cash used for financing activities during the six months ended June 30, 2022, was $29,902, which consisted primarily of payments on shares withheld for taxes.
In June 2020 and January 2021, we entered into ATM Sales Agreements with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we could offer and sell up to $40 million and $35 million, respectively, of common stock (the “ATM Offerings”). From June 4, 2020 through April 15, 2021, we sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $75.0 million in the ATM Offerings. On June 21, 2021, we entered into a third ATM Sales Agreement with National Securities, as sales agent (the “2021 ATM Sales Agreement”), pursuant to which we can offer and sell shares of our common stock, from time to time for aggregate purchase prices up to $100 million by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act under our shelf registration statement on Form S-3 (File No. 333-256078). No sales had been made under this agreement as of June 30, 2022.
Long-Term Liquidity
We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the expansion of our business. We currently expect that we have adequate cash resources to fund our business growth, however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings, including through the use of the 2021 ATM Sales Agreement, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could depend, to a significant extent, upon our ability to obtain the funding necessary to support our operations.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management team including its principal executive officer and principal financial and accounting officer to determine the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Due to the material weakness outlined below, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of the Company’s Annual Report for the year ended December 31, 2021, management conducted a review of the Company’s recognition of liabilities and associated costs relating to the Company’s Managed Services within its IZEAx platform ("Managed Services"), in connection with which the Company enters into contracts with marketers for creators to produce sponsored social services content (“Sponsored Content”) and publish the Sponsored Content on one or more approved social media platforms. The Company determined that a portion of the liability, associated cost, and related revenue from Sponsored Content should have been accrued upon its initial posting (publication) based on the number of posting days during the Term of the agreement in which such Sponsored Content was to remain live. Since the Company recognizes its Managed Services revenue using an input method of costs incurred compared to the total of expected costs, the timing of the accrual of Sponsored Content costs affected the related Managed Services revenue recognized during each period. In light of this determination, the Company restated its interim financial statements for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As a result of the Restatement, we determined that we have a material weakness in our internal control over financial reporting relating to the inadequate design and operation of management’s controls over identifying the appropriate timing of cost recognition related to creator content deliveries used in the input method of costs incurred compared to total expected costs.
Remediation of Material Weakness
To remediate the material weakness described above, we have identified additional controls and engaged an independent third-party technical accounting expert to assist management with the continued review and evaluation of our processes and pertinent controls. We completed the Restatement in order to apply adjustments to certain liabilities and cost accruals related to the material weakness and have reflected such adjusted methods in the subsequent interim periods. We will continue to design and implement measures to strengthen the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2022, the Company completed the implementation of a new Enterprise Resource Planning (“ERP”) system. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office, and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of the new ERP system and related controls, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of August 15, 2022, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 1A – RISK FACTORS
You should carefully consider the factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2021 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as described below, there have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Our common stock may be delisted if we fail to comply with the requirements for continued listing on the Nasdaq Capital Market, and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Rule").
On July 6, 2022, the Company received a notification letter from the Listing Qualifications Department of Nasdaq stating that the Company was not in compliance with the Bid Price Rule. The notification letter stated that the Company would be afforded 180 calendar days (until January 2, 2023) to regain compliance. In order to regain compliance, the Company's closing bid price must remain at $1.00 or more for a minimum of ten consecutive business days. The notification letter also states that in the event the Company does not regain compliance within the 180 day period, the Company may be eligible for an additional 180 days to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.
If we are unable to regain compliance with the Bid Price Rule, or fail to meet any of the other continued listing requirements in the future, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities, and would negatively impact the value and liquidity of our common stock.
A few of our customers account for a significant portion of our gross billings and accounts receivable, and the loss of, or reduced purchases from, this or other customers could have a material adverse effect on our operating results.
A significant portion of our gross billings and accounts receivable are attributable to a small number of customers. At June 30, 2022, one customer accounted for 50% of total accounts receivable and, during the three months ended June 30, 2022, two customers accounted for an aggregate of more than 50% of gross billings. The concentration of our sales with a relatively small number of customers makes us particularly dependent on factors, both positive and negative, affecting those customers. If demand for our services from these customers increases, our results are favorably impacted, while if their demand for our services decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. The Company does not typically engage in contracts are longer than one year, and so most of our customers can cease reduce or cease business with us on a relatively short basis. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

2022 Annual Meeting of Stockholders
The 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) of the Company has been scheduled for October 3, 2022. Because the date of the 2022 Annual Meeting is more than 30 days prior the anniversary date of the Company’s 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), in accordance with Rule 14a-5(f) under the Exchange Act, the Company is informing stockholders of the change. A new deadline for submission of stockholder proposals for inclusion in the proxy statement for the 2022 Annual Meeting will not be established because the deadline for submission of such proposals disclosed in the proxy statement for the 2021 Annual Meeting, June 24, 2022, has passed with the Company receiving no such proposals. Since that deadline assumed a later meeting date, the Company believes that it remains a reasonable time before the Company begins to print and send its proxy materials for the 2022 Annual Meeting.
In order to comply with the universal proxy rules under the Exchange Act, any stockholder who intends to solicit proxies in support of director nominees other than the Board’s nominees must provide notice to the Company that sets forth the information required by Rule 14a-19 under the Exchange Act no later than August 25, 2022.

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

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*(a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*(b)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the three month June 30, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc. a Nevada corporation

August 15, 2022	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

August 15, 2022	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	August 15, 2022
Edward H. Murphy
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ Peter J. Biere	August 15, 2022
Peter J. Biere
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	August 15, 2022
Ryan S. Schram
President, Chief Operating Officer and Director
/s/ Brian W. Brady	August 15, 2022
Brian W. Brady
Director
/s/ John H. Caron	August 15, 2022
John H. Caron
Director
/s/ Lindsay A. Gardner	August 15, 2022
Lindsay A. Gardner
Director
/s/ Daniel R. Rua	August 15, 2022
Daniel R. Rua
Director
/s/ Patrick J. Venetucci	August 15, 2022
Patrick J. Venetucci
Director