Form 10-Q
period 2022-09-30
IZEA Worldwide, Inc.
filed 2022-11-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

 As of November 4, 2022, there were 62,325,085 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2022

i

PART I

ITEM 1 – FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,026,477	$75,433,295
Accounts receivable, net	8,643,509	7,599,103
Prepaid expenses	2,852,583	2,257,382
Short term investments	21,879,305	—
Other current assets	57,327	100,522
Total current assets	53,459,201	85,390,302

Property and equipment, net	76,182	155,185
Goodwill	4,016,722	4,016,722
Intangible assets, net	71,455	213,263
Software development costs, net	1,264,543	1,019,600
Long term investments	$25,106,327	$—
Total assets	$83,994,430	$90,795,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,792,445	$2,086,892
Accrued expenses	2,045,355	2,502,882
Contract liabilities	9,236,220	11,338,095
Current portion of notes payable	29,220	—
Total current liabilities	13,103,240	15,927,869

Finance obligation, less current portion	—	10,420
Notes payable, less current portion	—	31,648
Total liabilities	13,103,240	15,969,937

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 62,273,425 and 62,044,883, respectively, issued, and outstanding	6,227	6,205
Additional paid-in capital	148,935,491	148,452,498
Accumulated deficit	(77,185,933)	(73,633,568)
Accumulated other comprehensive income (loss)	(864,595)	—
Total stockholders’ equity	70,891,190	74,825,135
Total liabilities and stockholders’ equity	$83,994,430	$90,795,072

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$10,826,335	$7,734,374	$32,293,682	$19,678,991

Costs and expenses:
Cost of revenue	6,597,430	4,022,395	18,989,076	9,688,870
Sales and marketing	2,502,128	2,240,936	7,312,240	6,622,128
General and administrative	2,928,679	2,670,785	9,810,102	7,865,510
Depreciation and amortization	127,535	220,453	404,856	949,906
Total costs and expenses	12,155,772	9,154,569	36,516,274	25,126,414

Loss from operations	(1,329,437)	(1,420,195)	(4,222,592)	(5,447,423)

Other income (expense):
Interest expense	(814)	(1,558)	(2,594)	(24,090)
Other income (expense), net	424,019	20,961	672,821	2,019,379
Total other income (expense), net	423,205	19,403	670,227	1,995,289

Net Loss	$(906,232)	$(1,400,792)	$(3,552,365)	$(3,452,134)

Other comprehensive income
Unrealized (gain) loss on securities held	597,113	—	864,595	—
Total other comprehensive income	597,113	—	864,595	—

Total comprehensive income (loss)	$(1,503,345)	$(1,400,792)	$(4,416,960)	$(3,452,134)

Weighted average common shares outstanding – basic and diluted	62,273,425	61,883,017	62,162,508	59,875,142
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.06)	$(0.06)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2022 and 2021

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, June 30, 2022	62,206,467	$6,221	$148,769,056	$(76,279,701)	(267,482)	$72,228,094
Stock purchase plan & option exercise issuances	—	—	—	—	—	—
Stock issued for payment of services	26,490	3	31,257	—	—	31,260
Stock-based compensation	63,133	5	154,110	—	—	154,115
Shares withheld to cover statutory taxes	(22,665)	(2)	(18,932)	—	—	(18,934)
Other comprehensive income (loss)	—	—	—	—	(597,113)	(597,113)
Net comprehensive income (loss)	—	—	—	(906,232)	—	(906,232)
Balance, September 30, 2022	62,273,425	$6,227	$148,935,491	$(77,185,933)	$(864,595)	$70,891,190

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, June 30, 2021	61,809,573	$6,181	$148,006,352	$(72,544,289)	$—	$75,468,244
Sale of securities	—	—	—	—		—
Stock purchase plan & option exercise issuances	27,995	2	11,239	—		11,241
Stock issued for payment of services	7,716	1	37,543	—		37,544
Stock issuance costs	—	—	(14,094)	—		(14,094)
Stock-based compensation	76,745	8	229,031	—		229,039
Shares withheld to cover statutory taxes	(18,398)	(2)	(40,680)	—		(40,682)
Net loss	—	—	—	(1,400,792)		(1,400,792)
Balance, September 30, 2021	61,903,631	$6,190	$148,229,391	$(73,945,081)	$—	$74,290,500

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2022 and 2021

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	62,044,883	$6,205	$148,452,498	$(73,633,568)	$—	$74,825,135
Stock purchase plan & option exercise issuances	38,076	4	18,723	—	—	18,727
Stock issued for payment of services	79,440	8	93,734	—	—	93,742
Stock-based compensation	168,722	16	427,997	—	—	428,013
Shares withheld to cover statutory taxes	(57,696)	(6)	(57,461)	—	—	(57,467)
Other comprehensive income (loss)	—	—	—	—	(864,595)	(864,595)
Net comprehensive income (loss)	—	—	—	(3,552,365)	—	(3,552,365)
Balance, September 30, 2022	62,273,425	$6,227	$148,935,491	$(77,185,933)	$(864,595)	$70,891,190

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,492,947)	$—	$31,928,189
Sale of securities	11,186,084	1,119	46,543,569	—	—	46,544,688
Stock purchase plan & option exercise issuances	164,646	16	59,311	—	—	59,327
Stock issued for payment of services	22,608	2	109,782	—	—	109,784
Stock issuance costs	—	—	(1,094,929)	—	—	(1,094,929)
Stock-based compensation	681,068	68	633,151	—	—	633,219
Shares withheld to cover statutory taxes	(200,942)	(20)	(437,624)	—	—	(437,644)
Net loss	—	—	—	(3,452,134)	—	(3,452,134)
Balance, September 30, 2021	61,903,631	$6,190	$148,229,391	$(73,945,081)	$—	$74,290,500

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,552,365)	$(3,452,134)
Adjustments to reconcile net loss to net cash used for operating activities:
(Gain) on the forgiveness of debt	—	(1,927,220)
Impairment of digital assets	141,808	—
Depreciation and amortization	91,200	98,759
Amortization of software development costs and other intangible assets	313,656	851,147
Stock-based compensation	428,013	633,219
Fair value of stock issued for payment of services	93,742	109,784
(Gain) loss on disposal of equipment	18,555	(21,522)
Changes in operating assets and liabilities:
Accounts receivable	(1,044,406)	(1,885,823)
Prepaid expenses and other current assets	(552,006)	(1,429,405)
Accounts payable	(294,445)	(613,330)
Accrued expenses	(458,431)	516,238
Contract liabilities	(2,101,876)	3,468,207
Net cash used for operating activities	(6,916,555)	(3,652,080)
Cash flows from investing activities:
Purchase of short term investments	(89,220,431)	—
Proceeds from the sale of short term investments	67,171,356	—
Purchase of long term investments	(26,278,590)	—
Proceeds from the sale of long term investments	477,438	—
Purchase of equipment	(41,097)	(33,912)
Proceeds from the sale of equipment	10,344	29,824
Software development costs	(558,599)	—
Net cash used for investing activities	(48,439,579)	(4,088)
Cash flows from financing activities:
Proceeds from sale of securities	—	46,544,688
Proceeds from stock purchase plan and option exercise issuances	18,727	59,327
Payments on finance obligation	(11,944)	(8,336)
Stock issuance costs	—	(1,094,929)
Payments on shares withheld for statutory taxes	(57,467)	(341,576)
Net cash provided by (used for) financing activities	(50,684)	45,159,174

Net increase (decrease) in cash and cash equivalents	(55,406,818)	41,503,006
Cash and cash equivalents, beginning of period	75,433,295	33,045,225
Cash and cash equivalents, end of period	$20,026,477	$74,548,231

Supplemental cash flow information:
Interest paid	$1,894	$5,610

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
This year, we announced the launch of The Creator Marketplace® which expands upon the foundation of the Shake platform and ultimately replaces it and IZEAx as the primary platform for marketers and creators to find each other and conduct business. Later this year we expect to launch IZEA FLEX as a workflow tool to complement The Creator Marketplace.
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
Basis of Presentation
The accompanying consolidated balance sheet as of September 30, 2022, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the consolidated statements of stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2022.
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to the magnitude and duration of COVID-19, the extent to which it impacts worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022, and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included but were not limited to estimates related to revenue, the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets, intangible assets, and goodwill. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts on the Company’s consolidated financial statements in future reporting periods.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The FDIC insures deposits made to the Company bank accounts up to $250,000. The CDIC insures deposits made to the Company bank account in Canada up to CAD 100,000. Deposit balances exceeding these limits were approximately $19.8 million and $74.9 million as of September 30, 2022 and December 31, 2021, respectively.
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
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, unbilled receivables, and a reserve for doubtful accounts. Trade receivables are customer obligations due under standard trade terms. Unbilled receivables represent amounts owed for work that has been performed but not yet billed. The Company had net trade receivables of $8,556,962 and unbilled receivables of $86,547 at September 30, 2022. The Company had net trade receivables of $7,577,177 and unbilled receivables of $21,926 at December 31, 2021.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company had a reserve for doubtful accounts of $155,000 and $155,000 as of September 30, 2022 and December 31, 2021, respectively. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 0.01% of revenue for each of the three and nine months ended September 30, 2022 and 2021.
     Concentrations of credit risk for accounts receivable have typically been limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, the Company’s addition of SaaS customers has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company currently has one customer that accounts for 33% of total accounts receivable at September 30, 2022, and no customers that accounted for more than 10% of total accounts receivable at December 31, 2021. The Company had two customers that accounted for 15% and 23%, respectively, of its gross billings during the three months ended September 30, 2022 and two customers that accounted for more than 12% and 12%, respectively, of its gross billings during the three months ended September 30, 2021. The Company had two customers that accounted 11% and 25%, respectively, of its gross billings during the nine months ended September 30, 2022, and one customer that accounted for 13% of its gross billings during the nine months ended September 30, 2021.
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
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of September 30, 2022.
Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company amortizes the identifiable intangible assets over 12 to 60 months. See Note 3 of Notes to the Consolidated Financial Statements for further details.
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
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the asset’s fair

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired identifiable intangible assets in the three and nine months ended September 30, 2022, and 2021. The Company recognized an impairment of $1,081 on digital assets held as indefinite-lived intangible assets in the three months ended September 30, 2022. The Company recognized an impairment of $141,808 on digital assets held as indefinite-lived intangible assets in the nine months ended September 30, 2022. The Company did not recognize any impairment charges on digital assets held as indefinite-lived intangible assets in the three and nine months ended September 30, 2021.
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
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms or by a statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the agreement is canceled by the customer prior to the completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the creditworthiness of the customer and payment and transaction history. Certain content creators have payment terms that require sponsored social postings to remain active 45 days following the posting date before payment is due; the Company records pro-rata revenue and a pro-rata liability for this content at each balance sheet date. The Company intends to remove this posting period requirement from its new market contracts before the end of 2022.
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
The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. When multiple types of performance obligations exist in a contract, the Company allocates revenue to each distinct performance obligation at contract inception based on its relative standalone selling price. These performance obligations are to be provided over a period that generally ranges from one day to one year. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations, and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.
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
License Fees Revenue
License Fees Revenue is generated by granting customers limited, non-exclusive, non-transferable licenses to access the IZEAx and BrandGraph technology platforms for an agreed-upon subscription period. Customers access the platforms to manage their influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
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
Advertising Costs
Advertising costs include spending relating to our advertising and promotional activities in support of our products and services, are charged as incurred and are included in sales and marketing expense in the accompanying Consolidated Statement of Operations. Advertising costs for the three months ended September 30, 2022 and 2021 were approximately $585,000 and $530,000, respectively. Advertising costs for the nine months ended September 30, 2022 and 2021 were approximately $1,576,500 and $1,484,000, respectively.
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
     The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits, and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination by the Internal Revenue Service are 2019 through 2021.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of September 30, 2022, the Company holds Level 1 and Level 2 financial assets; this is further discussed in Note 11 of Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
2011 Equity Incentive Plans Assumptions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Expected term	—	6 years	6 years	6 years
Weighted average volatility	—%	120.67%	120.48%	120.14%
Weighted average risk-free interest rate	—%	0.93%	1.70%	0.94%
Expected dividends	—	—	—	—
Weighted average expected forfeiture rate	—%	11.03%	37.00%	12.25%
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
The Company did not issue any stock options during the three months ended September 30, 2022.
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions impacted by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of September 30, 2022, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

NOTE 2.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$8,674	$208,583
Office equipment	3,843	66,417
Computer equipment	415,790	541,330
Total	428,307	816,330
Less accumulated depreciation	(352,125)	(661,145)
Property and equipment, net	$76,182	$155,185
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $25,672 and $33,072 for the three months ended September 30, 2022 and 2021, respectively, and was $91,200 and $98,759 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 3.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	September 30, 2022		December 31, 2021
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,810,000	2,810,000	2,810,000	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Total definite-lived intangible assets	6,211,469	6,211,469	6,211,469	6,211,469
Digital Assets	71,455	—	213,263	—	Indefinite
Total intangible assets	$6,282,924	$6,211,469	$6,424,732	$6,211,469
Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	September 30, 2022	December 31, 2021
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Digital Assets	71,455	213,263
Total	$6,282,924	$6,424,732
Less accumulated amortization	(6,211,469)	(6,211,469)
Intangible assets, net	$71,455	$213,263
There were no impairment charges associated with the Company’s definitive-lived intangible assets in the three and nine months ended September 30, 2022 and 2021.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $216,667 and $505,556 for the three and nine months ended September 30, 2021, respectively. No amortization expense was recorded for the three and nine months ended September 30, 2022 as all applicable assets have been fully amortized.
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
During the three and nine months ended September 30, 2022, the Company did not conduct any transactions in digital assets. The Company impaired the value of its digital assets by $1,081 and $141,808 during the three and nine months ended September 30, 2022, respectively, as the fair market value decreased from the purchase value. No impairment of digital assets was recognized during the three and nine months ended September 30, 2021. The impairment of digital assets is presented as a non-cash operating expense within general and administrative on the consolidated statements of operations and comprehensive loss. The fair market value of such digital assets held as of September 30, 2022 was $71,455.
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. As of September 30, 2022 the Company determined that no impairment to goodwill existed.

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	September 30, 2022	December 31, 2021
Software development costs	$3,595,410	$3,036,810
Less accumulated amortization	(2,330,867)	(2,017,210)
Software development costs, net	$1,264,543	$1,019,600
The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continues to add new features and additional functionality to IZEAx, BrandGraph, and Shake, to facilitate the contracting, workflow, and delivery or posting of content as well as provide for invoicing, collaborating, and direct payments for the Company’s customers and creators. The Company capitalized software development costs of $281,230 and $558,599 during the three and nine months ended September 30, 2022, respectively. The

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Company did not capitalize any software development costs during the three and nine months ended September 30, 2021. As a result, the Company has capitalized a total of $3,595,410 in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the September 30, 2022 consolidated balance sheet.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service.
As of September 30, 2022, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
Remainder of 2022	$117,851
2023	471,405
2024	289,484
2025	190,639
2026	114,477
2027	80,687
Total	$1,264,543

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accrued payroll liabilities	$1,787,297	$2,251,284
Accrued taxes	41,871	76,079
Current portion of finance obligation	34,292	33,388
Accrued other	181,895	142,131
Total accrued expenses	$2,045,355	$2,502,882

NOTE 6.    NOTES PAYABLE
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations and comprehensive loss was $814 and $1,558 during the three months ended September 30, 2022 and 2021, respectively, and $2,594 and $24,090 for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the future contractual maturities of the Company’s debt obligations by year is set forth in the following schedule:

Remainder of 2022	$63,512
Total	$63,512
Finance Obligation
The Company has two long-term payment plans with a vendor to pay for its computer equipment in four annual payments between October 2019 and February 2023. The Company used an imputed interest rate of 9.5%, based on its incremental borrowing rate, to determine the present value of its financial obligation. The total balance owed was $34,292 and $43,808 as of September 30, 2022 and December 31, 2021, respectively, with the short-term portion of $34,292 and $33,388 recorded under accrued expenses in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($29,220 USD as of September 30, 2022), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended-term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued, and no payments are due on the loan during the Initial Term. On October 21, 2022, the Company received notification from the Government of Canada that a determination had been made that the business did not meet the eligibility criteria for loan forgiveness. The loan will be paid in the full amount of 40,000 CAD ($29,220 USD as of September 30, 2022) in the fourth quarter of 2022.
Secured Credit Facility
The Company had a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which was terminated in April 2021. The line of credit agreement required the Company to pay an annual facility fee of $20,000 and an annual due diligence fee of $1,000 upon renewal. During the three months ended September 30, 2021, the Company did not amortize any costs through interest expense. During the nine months ended September 30, 2021, the Company amortized $7,000 of cost through interest expense. During the three and nine months ended September 30, 2022 the Company did not amortize any interest expense related to the secured credit facility.

NOTE 7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of September 30, 2022. The Company did not have any leasehold rent or operating lease expenses during the three and nine months ended September 30, 2022 and 2021.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service. Total expense for employer matching contributions during the three and nine months ended September 30, 2022 and 2021 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of revenue	$24,910	$15,975	$69,877	$37,444
Sales and marketing	31,186	23,009	104,667	73,610
General and administrative	21,874	6,800	95,491	56,258
Total contribution expense	$77,970	$45,784	$270,035	$167,312
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

could offer and sell, from time to time, through National Securities, up to $40 million in the aggregate shares of its common stock, by any method deemed to be an “at the market offering” under Rule 415 of the Securities Act (the “ATM Offering”). The 2020 Sales Agreement was fulfilled in April 2021 and terminated thereafter.
On January 25, 2021, the Company entered into a new ATM Sales Agreement (the “January 2021 Sales Agreement”) with National Securities, pursuant to which the Company could offer and sell, from time to time, through National Securities up to $35 million shares of its common stock, by any method determined to be an “at the market offering” under Rule 415 of the Securities Act. The January 2021 Sales Agreement was fulfilled in April 2021 and terminated thereafter.
During the three months ended June 30, 2021, the Company sold a total of 2,484,393 shares at an average price of $4.91 per share for total gross proceeds of $12,186,676 pursuant to the 2020 Sales Agreement and the January 2021 Sales Agreement with National Securities. During the six months ended June 30, 2021, the Company sold a total of 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46,544,688 pursuant to the 2020 Sales Agreement and the January 2021 Sales Agreement.
On June 21, 2021, the Company entered into a third ATM Sales Agreement (the “June 2021 Sales Agreement”) with National Securities, as sales agent, pursuant to which the Company can offer and sell, from time to time, through National Securities, up to $100 million shares of the Company’s common stock by any method deemed to be an “at the market offering” under Rule 415 of the Securities Act.
On September 6, 2022, the Company terminated the June 2021 Sales Agreement. The Company did not sell any common stock under this ATM.
Equity Incentive Plans
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “2011 Equity Incentive Plan”). The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units, and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its employees and consultants. As of September 30, 2022, the Company had 2,916,441 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
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
In 2021, the Company issued its six independent directors a total of 30,324 shares of restricted common stock initially valued at $147,329 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2021. A new board member started on February 9, 2021 and the annual stock compensation was pro-rated.
In 2022, the Company issued each of its five independent directors a total of 105,930 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vests in equal monthly installments from January through December 2022.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the year ended December 31, 2021 and the nine months ended September 30, 2022:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	13,666	$2.28	1.4
Granted	30,324	4.86
Vested	(40,437)	4.25
Forfeited	—	—
Nonvested at December 31, 2021	3,553	$1.83	0.7
Granted	105,930	1.18
Vested	(82,421)	1.21
Forfeited	—	—
Nonvested at September 30, 2022	27,062	$1.18	0.3
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $32,068 and $37,544 for the three months ended September 30, 2022 and 2021, respectively, and $94,550 and $72,240 for the nine months ended September 30, 2022 and 2021, respectively. Expense recognized on restricted stock issued to employees was $5,735 and $19,371 during the nine months ended September 30, 2022 and 2021, respectively.
On September 30, 2022, the fair value of the Company’s common stock was approximately $0.71 per share and the intrinsic value on the non-vested restricted stock was $19,214. Future compensation expense related to issued, but non-vested, restricted stock awards as of September 30, 2022, is $32,025. This value is estimated to be recognized over the weighted-average vesting period of approximately nine months.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the May 2011 Plan.
During the nine months ended September 30, 2022, the Company issued a total of 613,351 restricted stock units initially valued at $651,727 to non-executive employees as additional incentive compensation. The restricted stock units vest over 36 months from issuance. During the nine months ended September 30, 2022, the Company issued a total of 318,860 restricted stock units initially valued at $355,404 to executive employees as additional incentive compensation. The restricted stock units have varying vesting schedules ranging from one to four years, depending on the executive’s employment contract. A small subset of the restricted stock units have 100% cliff vesting one year from issuance.
The following table contains summarized information about restricted stock units during the year ended December 31, 2021 and the nine months ended September 30, 2022:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	970,349	$0.39	1.2
Granted	229,638	2.93
Vested	(817,417)	0.83
Forfeited	(7,126)	1.77
Nonvested at December 31, 2021	375,444	$0.96	1.8
Granted	932,211	1.08
Vested	(165,741)	0.78
Forfeited	(132,897)	1.29
Nonvested at September 30, 2022	1,009,017	$1.06	2.6

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Expense recognized on restricted stock units issued to employees was $227,937 and $427,287 during the nine months ended September 30, 2022, and 2021, respectively. Expense recognized on restricted stock units issued to employees was $103,863 and $147,044 during the three months ended September 30, 2022, and 2021, respectively. On September 30, 2022, the fair value of the Company’s common stock was approximately $0.71 per share and the intrinsic value on the non-vested restricted units was $591,402. Future compensation related to the non-vested restricted stock units as of September 30, 2022, is $934,089 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.6 years.
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
A summary of option activity under the 2011 Equity Incentive Plans during the periods ended December 31, 2021, and September 30, 2022, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2020	1,712,806	$2.56	6.9
Granted	296,569	2.60
Exercised	(182,722)	3.26
Forfeited	(30,990)	0.32
Outstanding at December 31, 2021	1,795,663	$2.79	6.4
Granted	125	1.15
Exercised	(27,336)	0.39
Forfeited	(49,322)	4.70
Outstanding at September 30, 2022	1,719,130	$2.77	6.0

Exercisable at September 30, 2022	1,345,643	$3.10	5.1
During the nine months ended September 30, 2022, 27,336 options were exercised for gross proceeds of $10,528. The intrinsic value of the exercised options was $28,335. During the nine months ended September 30, 2021, 161,270 options were exercised for gross proceeds of $54,105. The intrinsic value of the exercised options was $454,123. The fair value of the Company's common stock on September 30, 2022, was approximately $0.71 per share, and the intrinsic value on outstanding options as of September 30, 2022, was $132,748. The intrinsic value of the exercisable options as of September 30, 2022, was $94,418.
There were outstanding options to purchase 1,719,130 shares with a weighted average exercise price of $2.77 per share, of which options to purchase 1,345,643 shares were exercisable with a weighted average exercise price of $3.10 per share as of September 30, 2022.
Expense recognized on stock options issued to employees during the nine months ended September 30, 2022, and 2021 was $200,721 and $182,137, respectively. Future compensation related to non-vested awards as of September 30, 2022, is $589,655, and it is estimated to be recognized over the weighted-average vesting period of approximately 1.92 years.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the nine months ended September 30, 2022, and 2021:

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
September 30, 2021	44,155	$2.61	6.0 years	120.14%	0.94%	—	$2.24	12.25%
September 30, 2022	125	$1.15	6.0 years	120.48%	1.70%	—	$1.00	37.00%
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
Stock compensation expense on ESPP issuances was $6,866 and $4,424 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had 376,760 remaining shares of common stock available for future issuances under the ESPP.
Summary Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and nine months ended September 30, 2022 and 2021 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of revenue	$9,650	$1,898	$27,299	$5,315
Sales and marketing	15,011	5,342	39,723	16,090
General and administrative	129,454	221,799	360,991	611,814
Total stock-based compensation	$154,115	$229,039	$428,013	$633,219

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(906,232)	$(1,400,792)	$(3,552,365)	$(3,452,134)
Weighted average shares outstanding - basic and diluted	62,273,425	61,883,017	62,162,508	59,875,142
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.06)	$(0.06)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock options	1,720,003	1,726,580	1,745,442	1,732,763
Restricted stock units	899,844	467,214	661,096	549,385
Restricted stock	44,912	20,351	60,504	26,798
Total excluded shares	2,664,759	2,214,145	2,467,042	2,308,946

NOTE 10.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Managed Services Revenue	$10,476,278	$7,281,984	$31,025,350	$18,309,295

Marketplace Spend Fees	16,019	87,556	122,243	256,308
License Fees	320,349	354,850	1,030,718	1,082,734
Other Fees	13,689	9,984	115,371	30,654
SaaS Services Revenue	350,057	452,390	1,268,332	1,369,696

Total Revenue	$10,826,335	$7,734,374	$32,293,682	$19,678,991

The following table provides the Company’s revenues as determined by the country of domicile:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
United States	$10,660,311	$7,521,059	$31,914,735	$19,098,638
Canada	166,024	213,315	378,947	580,353
Total	$10,826,335	$7,734,374	$32,293,682	$19,678,991
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	September 30, 2022	December 31, 2021
Accounts receivable, net	$8,643,509	$7,599,103
Contract liabilities (unearned revenue)	$9,236,220	$11,338,095
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
Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at September 30, 2022 and December 31, 2021, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on September 30, 2022 within the next year.

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

The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of September 30, 2022:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$6,130,267	$—	$—	$6,130,267	$6,130,267	$—	$—
Level 1 (1)
Commercial paper	6,721,079	428	(109)	6,720,760	6,720,760	—	—
Money market funds	7,175,450	—	—	7,175,450	7,175,450	—	—
US Treasury securities	11,604,675	—	(194,712)	11,799,387	—	4,921,412	6,877,975
Subtotal	25,501,204	428	(194,821)	25,695,597	13,896,210	4,921,412	6,877,975
Level 2 (2)
Asset backed securities	13,532,192	1,165	(160,020)	13,691,047	—	11,326,790	2,364,257
Corporate debt securities	20,983,851	—	(511,347)	21,495,198	—	5,631,103	15,864,095
Subtotal	34,516,043	1,165	(671,367)	35,186,245	—	16,957,893	18,228,352
Total	$66,147,514	$1,593	$(866,188)	$67,012,109	$20,026,477	$21,879,305	$25,106,327

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

The Company records the fair value of cash equivalents and marketable securities on our balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Company recognized realized gains (net of losses) of $3,735 and $2,501 for the three and nine months ended September 30, 2022. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).

The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

As of September 30, 2022
Due in 1 year or less	$21,879,305
Due in 1 year through 5 years	25,106,327
Total	$46,985,632

The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	As of September 30, 2022
	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$20,026,477	$319
Government bonds	11,799,387	(194,712)
Corporate debt securities	21,495,198	(511,347)
Asset backed securities	13,691,047	(158,855)
Total	$67,012,109	$(864,595)

During the three and nine months ended September 30, 2022, the Company did not recognize significant credit losses and had no ending allowances balance for credit losses.

NOTE 12.     SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through November 14, 2022 to ensure that the consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded there no subsequent event has occurred that requires disclosure.

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
•our ability to remediate the material weakness in our internal control over financial reporting and establish effective controls and procedures;
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
This year, we announced the launch of The Creator Marketplace® which expands upon the foundation of the Shake platform and ultimately replaces it and IZEAx as the primary platform for marketers and creators to find each other and conduct business. Later this year we expect to launch IZEA Flex a workflow tool to complement The Creator Marketplace.
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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	(Unaudited)
	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$10,826,335	$7,734,374	$3,091,961	40.0%

Costs and expenses:
Cost of revenue	6,597,430	4,022,395	2,575,035	64.0%
Sales and marketing	2,502,128	2,240,936	261,192	11.7%
General and administrative	2,928,679	2,670,785	257,894	9.7%
Depreciation and amortization	127,535	220,453	(92,918)	(42.1)%
Total costs and expenses	12,155,772	9,154,569	3,001,203	32.8%
Loss from operations	(1,329,437)	(1,420,195)	90,758	(6.4)%
Other income (expense):
Interest expense	(814)	(1,558)	744	(47.8)%
Other income, net	424,019	20,961	403,058	1,922.9%
Total other income (expense), net	423,205	19,403	403,802	2,081.1%
Net Loss	$(906,232)	$(1,400,792)	$494,560	(35.3)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended September 30,
	2022		2021		$ Change	% Change
Managed Services Revenue	$10,476,278	96.8%	$7,281,984	94.2%	$3,194,294	43.9%

Marketplace Spend Fees	16,019	0.1%	87,556	1.1%	(71,537)	(81.7)%
License Fees	320,349	3.0%	354,850	4.6%	(34,501)	(9.7)%
Other Fees	13,689	0.1%	9,984	0.1%	3,705	37.1%
SaaS Services Revenue	350,057	3.2%	452,390	5.8%	(102,333)	(22.6)%

Total Revenue	$10,826,335	100.0%	$7,734,374	100.0%	$3,091,961	40.0%

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

Managed Services revenue is generated when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services. Managed Services revenue during the three months ended September 30, 2022 increased by $3.2 million, or 44%, to $10.5 million compared to $7.3 million for the same period in 2021. Revenue from one large customer accounted for $3.1 million of the increase to Managed Services revenue in the period.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. It consists of fees earned on the marketer’s spend within the IZEAx, TapInfluence and Ebyline platforms, along with the license and support fees to access the platform services.
•Marketplace Spend Fees decreased by $71,537 for the three months ended September 30, 2022 when compared with the same period in 2021, primarily as a result of lower spend levels from fewer marketers and lower average fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased during the three months ended September 30, 2022 to $320,349 compared to $354,850 in the same period of 2021. The fee decrease was primarily due to a reduction in BrandGraph and IZEAx Discovery service subscriptions.
•Other Fees revenue increased by $3,705 during the three months ended September 30, 2022 compared to the same period in 2021 due to fees earned on an increased number of early creator cash outs.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2022 totaled $6.6 million, or 61% of revenue, compared to $4.0 million, or 52% of revenue for the same period in 2021. The increase in the cost of revenue is primarily due to higher cost deliveries on one large customer contract, which made up approximately 30% of current quarter revenues. Aside from the one large customer contract, the cost of revenue was in range with recent historical averages.
Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2022 increased by $261,192, or approximately 12%, compared to the same period in 2021. Higher Payroll costs due to additional headcount were offset by reduced selling commissions related to lower bookings compared to the prior year quarter and lower contractor and other spending during the current quarter.
General and Administrative
General and administrative expense for the three months ended September 30, 2022 increased by $257,894, or approximately 10%, compared to the same period in 2021. Contractor related expense decreased $120,000 primarily as a result of the capitalization of engineering wages for software development. Software & licenses costs increased $177,000 due to increased software hosting and subscription costs. Professional services increased $200,000 over the prior year primarily due to audit fees related changing our independent public accountant.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2022 was $127,535, a decrease of $92,918, or approximately 42%, compared to the same period in 2021.
Depreciation and amortization expense on property and equipment was $25,672 and $33,072 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense has decreased slightly due to the disposal of aging equipment in the second quarter of 2022.
Amortization expense was $101,863 and $187,381 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $72,222 for the three months ended June 30, 2021. There was no amortization expense related to intangible acquired assets for the three months ended September 30, 2022, as they were fully amortized during fiscal year 2021. Amortization expense related to internal use software development costs was $101,863 and $115,159 for the three months ended September 30, 2022 and 2021, respectively. Amortization on our intangible acquisition assets decreased in the three months ended September 30, 2022 due to completion of amortization on certain intangible assets acquired in prior years.
Other Income (Expense)
Interest expense decreased by $744 to $814 during the three months ended September 30, 2022 compared to the same period in 2021 due to the elimination of amounts owed on loan acquisition costs for the Bridge Bank Line of Credit and the PPP loan.

Other income, net increased by $403,058 during the three months ended September 30, 2022, when compared to the same period in 2021. The increase is primarily driven by interest income earned on marketable securities, which investment commenced in April 2022 as described in Note 11 of Notes to the Consolidated Financial Statements.
Net Loss
Net loss for the three months ended September 30, 2022 was $906,232, a $494,560 decrease compared to the net loss of $1,400,792 for the same period in 2021. The change in net loss was a result of the items discussed above.
Results of Operations for the Nine Months Ended September 30, 2022 and 2021
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$32,293,682	$19,678,991	$12,614,691	64.1%

Costs and expenses:
Cost of revenue	18,989,076	9,688,870	9,300,206	96.0%
Sales and marketing	7,312,240	6,622,128	690,112	10.4%
General and administrative	9,810,102	7,865,510	1,944,592	24.7%
Depreciation and amortization	404,856	949,906	(545,050)	(57.4)%
Total costs and expenses	36,516,274	25,126,414	11,389,860	45.3%
Loss from operations	(4,222,592)	(5,447,423)	1,224,831	(22.5)%
Other income (expense):
Interest expense	(2,594)	(24,090)	21,496	(89.2)%
Other income (expense), net	672,821	2,019,379	(1,346,558)	(66.7)%
Total other income (expense), net	670,227	1,995,289	(1,325,062)	(66.4)%
Net Loss	$(3,552,365)	$(3,452,134)	$(100,231)	2.9%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Nine Months Ended September 30,
	2022		2021		$ Change	% Change
Managed Services Revenue	$31,025,350	96.1%	$18,309,295	93.0%	$12,716,055	69.5%

Marketplace Spend Fees	122,243	0.4%	256,308	1.3%	(134,065)	(52.3)%
License Fees	1,030,718	3.2%	1,082,734	5.5%	(52,016)	(4.8)%
Other Fees	115,371	0.4%	30,654	0.2%	84,717	276.4%
SaaS Services Revenue	1,268,332	3.9%	1,369,696	7.0%	(101,364)	(7.4)%

Total Revenue	$32,293,682	100.0%	$19,678,991	100.0%	$12,614,691	64.1%

Managed Services revenue is generated when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services. Managed Services revenue during the nine months ended September 30, 2022, increased 69% from the same period in 2021. Revenues from one large customer contract, dating to April 2021, comprised over one-third of the increase in managed services revenue. The balance of the increase in managed services revenue year to date is due to growth in orders from new and existing customers expanding their marketing efforts through sponsored social marketing as compared to the prior-year.

SaaS Services revenue, which includes license and support fees to access the platform services, and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns, declined (7.4)% from the same period in 2021, due to:
•Marketplace Spend Fees decreased by $134,065 for the nine months ended September 30, 2022, when compared with the same period in 2021, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts in IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased 5% during the nine months ended September 30, 2022 to $1,030,718 compared to $1,082,734 in the same period of 2021. The decrease was primarily driven by a reduction in subscriptions for BrandGraph, this reduction was partially offset by an increase in subscribers for IZEAx Discovery services, albeit at lower rates. Additionally, we implemented a competitive standardized pricing system for all IZEAx license fee customers.
•Other Fees revenue increased $84,717 for the nine months ended September 30, 2022, compared to the same period in 2021 due primarily to a customer deposit forfeiture. Nonrefundable deposits are collected from certain customers due to defined minimum spend per the contract or prepayment required for any identified credit issues. Customers do not typically forfeit deposits held on account.
Cost of Revenue
Cost of revenue for the nine months ended September 30, 2022, increased by $9.3 million, or approximately 96%, compared to the same period in 2021. The increase in the cost of revenue is primarily due to higher-cost deliveries on one large customer contract, which made up approximately 33% of the year-to-date revenues. Aside from the one large customer contract, the cost of revenue was in range with recent historical averages.
Sales and Marketing
Sales and marketing expenses for the nine months ended September 30, 2022, increased by $690,112, or approximately 10%, compared to the same period in 2021. The increase over the prior year is primarily related to additional headcount and associated payroll costs.
General and Administrative
General and administrative expense for the nine months ended September 30, 2022, increased by $1.9 million, or approximately 25%, compared to the same period in 2021. The increase over the prior year was primarily due to $460,000 in higher payroll and personnel related expenses as a result of an increase in headcount. Contractor costs increased $152,000 for additional engineers to supplement our team working to expand our technology offerings. Professional services increased $370,000 due to new ERP system implementation and additional accounting and legal fees related to the Restatement and transition costs related to changing our independent public accountant. Travel increased $204,000 due to relaxing COVID-19 restrictions. Public company expenses increased $140,000 primarily due to usage of consultants to assist with stock management software implementation, penetration testing, proxy solicitation, and investment strategy. Software and licenses increased approximately $575,000 due to increased usage of AWS hosting, new software subscriptions, and additional licenses on existing software subscriptions.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2022 was $404,856, a decrease of $545,050, or approximately 57%, compared to the same period in 2021.
Depreciation expense on property and equipment was $91,200 and $98,759 for the nine months ended September 30, 2022, and 2021, respectively. Depreciation expense decreased slightly due to the disposal of aging equipment in 2021.
Amortization expense was $313,656 and $851,147 for the nine months ended September 30, 2022, and 2021, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was zero and $505,556 for the nine months ended September 30, 2022, and 2021, respectively, while amortization expense related to internal-use software development costs was $313,656 and $345,591 for the nine months ended September 30, 2022, and 2021, respectively. Amortization on our intangible acquisition assets is decreasing due to the completion of amortization on certain intangible assets acquired in prior years while amortization on our internal software costs is increasing due to continued development.
Other Income (Expense)
Interest expense decreased by $21,496 to $2,594 during the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to the elimination of amounts owed on loan acquisition costs payable and the reduction in our average borrowings on our secured credit facility during the nine months ended September 30, 2022, compared to the same period in 2021.
Other income, net decreased by $1.3 million during the nine months ended September 30, 2022, when compared to the same period in 2021. The prior year period included income related to the forgiveness of debt, including principal and interest. The current year period includes $230,000 of interest income earned on marketable securities, which investment commenced in April 2022.
Net Loss
Net loss for the nine months ended September 30, 2022, was $3.6 million, a $0.10 million decrease in the net loss of $3.5 million for the same period in 2021. The decrease in net loss was a result of the changes discussed above.
Key Metrics
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
The following tables set forth our Managed Services Bookings and the change between the periods:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Managed Services Bookings	$8,217,765	$11,290,569	$(3,072,804)	(27.2)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Managed Services Bookings	$29,683,261	$28,838,629	$844,632	2.9%
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended September 30,
	2022		2021		$ Change	% Change
Managed Services Gross Billings	$10,476,278	90.4%	$7,281,984	83.5%	$3,194,294	43.9%

Marketplace Spend Fees	775,055	6.7%	1,077,268	12.3%	(302,213)	(28.1)%
License Fees	320,349	2.8%	354,850	4.1%	(34,501)	(9.7)%
Other Fees	13,689	0.1%	9,984	0.1%	3,705	37.1%
SaaS Services Gross Billings	1,109,093	9.6%	1,442,102	16.5%	(333,009)	(23.1)%

Total Gross Billings	$11,585,371	100.0%	$8,724,086	100.0%	$2,861,285	32.8%

	Nine Months Ended September 30,
	2022		2021		$ Change	% Change
Managed Services Gross Billings	$31,025,350	89.9%	$18,309,295	81.2%	$12,716,055	69.5%

Marketplace Spend Fees	2,355,534	6.8%	3,137,124	13.9%	(781,590)	(24.9)%
License Fees	1,030,718	3.0%	1,082,734	4.8%	(52,016)	(4.8)%
Other Fees	115,371	0.3%	30,654	0.1%	84,717	276.4%
SaaS Services Gross Billings	3,501,623	10.1%	4,250,512	18.8%	(748,889)	(17.6)%

Total Gross Billings	$34,526,973	100.0%	$22,559,807	100.0%	$11,967,166	53.0%
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(906,232)	$(1,400,792)	$(3,552,365)	$(3,452,134)
Gain on the forgiveness of debt	—	—	—	(1,927,220)
Write down of digital assets	1,081	—	141,808	—
Non-cash stock-based compensation	154,115	229,039	428,013	633,219
Non-cash stock issued for payment of services	31,260	37,544	93,742	109,784
Interest expense	814	1,558	2,594	24,090
Depreciation and amortization	127,535	220,453	404,856	949,906
Other non-cash items	—	(13,732)	18,555	(21,522)
Adjusted EBITDA	$(591,427)	$(925,930)	$(2,462,797)	$(3,683,877)

Revenue	$10,826,335	$7,734,374	$32,293,682	$19,678,991
Adjusted EBITDA as a % of Revenue	(5.5)%	(12.0)%	(7.6)%	(18.7)%
Liquidity and Capital Resources
 Near-Term Liquidity and Capital Resources
The Company’s primary cash needs have historically been funding the development and integration of IZEAx and other technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, commissions, and stock-based compensation. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $77.2 million as of September 30, 2022. While we have not achieved profitability, we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $20.0 million as of September 30, 2022, as compared to $75.4 million as of December 31, 2021. This decrease of $55.4 million is primarily the result of investment of cash pursuant to our investment policy, $25.1 million of which is classified as long-term investments and $21.9 million of which is classified as short-term investments, with the balance for the change primarily due to operating losses.

	September 30, 2022	December 31, 2021
Net cash (used for) provided by:
Operating activities	$(6,916,555)	$(3,652,080)
Investing activities	(48,439,579)	(4,088)
Financing activities	(50,684)	45,062,800
Net (decrease) increase in cash and cash equivalents	$(55,406,818)	$41,406,632
Cash used for operating activities was $6.9 million during the nine months ended September 30, 2022 and is primarily the result of $3.6 million in operating losses and $3.5 million in net working capital changes. Net cash used for investing activities was $48,439,579 during the nine months ended September 30, 2022, primarily due to the purchase and sale of marketable securities. Net cash used for financing activities during the nine months ended September 30, 2022, was $50,684, which consisted primarily of payments on shares withheld for taxes.
In June 2020 and January 2021, we entered into ATM Sales Agreements with National Securities Corporation, as sales agent (“National Securities”), pursuant to which we could offer and sell up to $40 million and $35 million, respectively, of common stock (the “ATM Offerings”). From June 4, 2020 through April 15, 2021, we sold a total of 26,005,824 shares at an average price of $2.88 per share for total gross proceeds of $75.0 million in the ATM Offerings. On June 21, 2021, we entered into a third ATM Sales Agreement with National Securities, as sales agent (the “2021 ATM Sales Agreement”), pursuant to which we can offer and sell shares of our common stock, from time to time for aggregate purchase prices up to $100 million by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act under our shelf registration statement on Form S-3 (File No. 333-256078). We terminated the 2021 ATM Sales Agreement with National Securities effective September 6, 2022. No sales were made under this agreement.
Long-Term Liquidity
We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the expansion of our business. We currently expect that we have adequate cash and invested resources to fund our business growth for the next twelve months, however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could depend, to a significant extent, upon our ability to obtain the funding necessary to support our operations.
Financial Condition
Our business operations and results have been impacted by COVID-19, which in the first half of 2020 had a material effect on our customers, their advertising commitments, bookings cancellations, revenues, and cash flows. Since late 2020, through mid-summer of 2022, the Company saw a material increase in the overall social media marketing spend by large and small customers, which benefited our bookings and revenue growth rates, and cash flows. Since June of 2022, on top of continuing economic impacts of supply-chain issues, labor disruption, business closures, and recent inflationary pressures, the broadening unenthusiastic economic outlook may be affecting marketing budgets as evidenced by the softness in bookings the Company has experienced through the third quarter of 2022. While our recent bookings have not met expectations, we see evidence of continued demand for influencer marketing services in our pipeline, and despite opportunities taking longer to close, we believe that our base business remains strong. These matters, taken together, could have a further material adverse impact on our business, results of operations, and financial position in future periods.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management team including its principal executive officer and principal financial and accounting officer to determine the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Due to the material weakness outlined below, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, the Company utilized the new Enterprise Resource Planning (“ERP”) system to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to senior leadership. Except for the utilization of the new ERP system, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of November 14, 2022, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.
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
A significant portion of our gross billings and accounts receivable are attributable to a small number of customers. At September 30, 2022, one customer accounted for 33% of total accounts receivable and, during the three months ended September 30, 2022, two customers accounted for an aggregate of almost 40% of gross billings. The concentration of our sales with a relatively small number of customers makes us particularly dependent on factors, both positive and negative, affecting those customers. If demand for our services from these customers increases, our results are favorably impacted, while if their demand for our services decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. The Company does not typically engage in contracts are longer than one year, and so most of our customers can cease reduce or cease business with us on a relatively short basis. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition, and results of operations.
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

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*(a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*(b)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the three month September 30, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc. a Nevada corporation

November 14, 2022	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

November 14, 2022	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)