Form 10-K
period 2022-12-31
IZEA Worldwide, Inc.
filed 2023-03-31
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was $53,250,872 based on the closing bid price of the registrant's common stock of $0.90 per share on June 30, 2022 (the last trading day prior to the end of the registrant's most recently completed second fiscal quarter). All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

 As of March 24, 2023, there were 62,471,997 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K for the period ended December 31, 2022

i

PART I

Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “can,” “could,” “continue,” “design,” “should,” “expects,” “aims,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” “forecasts,” “goal,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:
•adverse economic or market conditions may harm our business;
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
•our ability to remediate the material weakness in our internal control over financial reporting and establish effective disclosure controls and procedures;
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
•our reliance on, and compliance with, open-source software;
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
Our Company is based in Orlando, Florida, but operates as a virtual-first company, with all of our employees working remotely since March 16, 2020.
Industry Background and Trends
When IZEA first launched PayPerPost in 2006, the concept of a brand paying bloggers to create sponsored content on their blogs was new and highly controversial among marketers and content creators. The idea was introduced by the Company when there were no ads on Facebook, YouTube, or Twitter, and social media was largely void of corporate marketing messages. Since then, the landscape has dramatically changed. Today, strategic engagement of online influencers is table stakes for modern brands - largely due to changes in consumer behavior and the large-scale adoption of social media platforms. Similarly, those same companies are now producing custom marketing content for their social channels and embracing influencer marketing as a means to reach their customers.
While industry research indicates that brand spending on influencer and content marketing has grown dramatically in the last several years, the business processes and practices have yet to evolve in a meaningful way for most buyers and sellers. The markets that we operate in are highly fragmented, highly competitive, and primarily limited by the current inefficiencies inherent in our space. Most marketers have been forced to utilize a variety of execution partners and manual processes to navigate the complicated landscape, often resulting in low returns on their time investment or, worse-yet, questionable results. We believe this is mainly due to marketers and creators lacking an efficient way to identify and engage each other in a marketplace of scale.
At the same time, influencers and content creators seeking to monetize their communities and work product face significant challenges in making marketers aware of their services and finding quality brands motivated to sponsor them. In addition, those creators with smaller followings need more individual influence and audience to warrant the processing of a micro-transaction. In many cases, it costs a marketer more money to issue a traditional check to a nano influencer than the value of the sponsorship payment itself. Further complicating the sponsorship process for both parties are federal regulations around social media endorsements, tax reporting generally applicable to anyone receiving income for services, and the associated campaign tracking required to provide compliance. While many marketers would prefer to be “part of the conversation,” we believe the complexity and cost of individual sponsorship often deter them from doing so.
We believe that addressing the current efficiency and measurable success challenges via technology represents a significant opportunity. IZEA ultimately addresses these challenges with targeted, scalable software solutions that aggregate content creators, while providing marketers with a variety of tools that dataset to help them make informed decisions. In doing so, we offer multiple efficient, innovative ways for creators and marketers of all sizes to find each other and form a compensated relationship.
By continually developing our creator network both directly and through talent partners, we make our company more attractive to our customers who seek a wide variety of creators to fulfill their content and advertising needs. As marketers utilize our software and services to a greater extent, we expect to increase the monetization opportunities for creators, which should, in turn, attract even more creators and further enhance value for our marketers.

Business
IZEA is a marketing technology company providing software and professional services that enable brands to collaborate and transact with the full spectrum of today’s top social influencers and content creators. The Company is a champion for the growing creator economy, enabling individuals to monetize their content, creativity, and influence.
While most large brand marketers engage us to perform these services on their behalf, they may also use our software to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing our technology. We create and operate online software services that connect marketers, including brands, agencies, and publishers, with content creators such as Instagram influencers, TikTok influencers, YouTube stars, designers, photographers, and writers (“creators”) and provide marketers access to our industry expertise, data, and analytics.
Since 2014, our primary technology platform, the IZEA Exchange (“IZEAx”), has provided a unified ecosystem enabling the creation and publication of multiple types of content to be completed at scale. During 2022, we re-imagined our influencer marketing platform based on user feedback, announcing the initial rollout of IZEA Flex (“Flex”) in September, and we announced the commercial launch of Flex in January 2023. Flex, which introduces end-to-end tracking of social commerce, enables brands to measure influencer impact on direct revenue at scale. The platform includes eight modules, each of which provide their own benefit to marketers as stand-alone tools, but enhance each other when used together. Flex is aggressively priced relative to our competitors in the market, and our strategy is to lead with price to value.
Influencer Marketing. We work with marketers to enable influencer marketing campaigns at scale. A subset of influencer marketing known as “Sponsored Social” is when a company compensates creators for sharing sponsored content with the creators’ social network followers. This sponsored content is within the body of the content stream. We believe that we pioneered the concept of a marketplace for sponsorships on the social web in 2006 with the launch of our first platform, PayPerPost, and have focused on scaling our product and service offerings ever since.
Custom Content. We also work with marketers to augment or replace their content development efforts. Our network of creators produces editorial and marketing content that can be published online and offline. Our network of creators includes professional journalists, subject matter experts, bloggers, and everyday content creators, allowing our customers to produce content ranging from complex white papers to simple product descriptions. Many of our content customers use this service to create a steady stream of posts for their corporate blogs.
Software + Service. IZEA’s flexible client engagement model appeals to agency and brand customers with various needs. We structure content and influencer marketing programs that align with our customer’s goals, resources, and profiles. IZEA clients can hire our team for fully outsourced managed services, access our software to run their program, or engage us in a hybrid model that combines access to our software with collaborative execution.
Our Platforms
Flex. Building upon more than a decade and a half of experience in the influencer marketing industry, we announced the commercial launch of our next-generation influencer marketing platform in January 2023. Flex, which will supplant IZEAx in 2023, is a platform with flexibility as a core tenet, allowing marketers to use any combination of independent applications as they see fit. The result is a comprehensive suite of tools that, individually, supercharge influencer marketing efforts and become even more powerful when combined. Flex offers eight core modules: Discover, ContentMine, ShareMonitor, Integrations, Tracking Links, Contacts, Transactions, and Campaigns.
Flex introduces end-to-end tracking of social commerce, allowing marketers to easily measure the impact of individual influencers on e-commerce revenue at scale, and integrates key functions of The Creator Marketplace on IZEA.com. Modules in Flex include:
• Discover, which allows marketers to search through content from millions of influencer social profiles while filtering across channels, demographics, and interests;
•ContentMine, a content management tool that collects and measures influencer content, providing real-time insights and A.I. content analysis from BrandGraph;
•ShareMonitor, a multi-platform social monitoring tool that allows marketers to monitor hashtags, keywords, and brand mentions across leading social platforms;
•Integrations provides deep integrations such as with Google Analytics and Shopify, providing marketers the capability to track influencer campaign metrics such as time on site, engagement, and revenue;
•Tracking Links provides real-time tracking metrics for influencer marketing and can track customer conversions, spend, and purchases when used with other Flex modules;

•Contacts provides the ability to create custom contact lists that span the creator ecosystem, including influencers, agents, and legal representation; smart lists use demographic information to automatically group creator contacts;
•Transactions makes sending creator payments faster and at a lower cost, providing searchable transaction data; and
•Campaigns provides the foundation to build campaigns, organize and find creators, content, and insights to inform influencer marketing strategies.
Marketplace. In October 2022, we launched The Creator Marketplace (Marketplace) on IZEA.com, which provides powerful tools for creators to showcase their social handles, as well as the brands and topics they post about, and enables marketers to easily search and filter creator listings that meet the requirements of their influencer marketing campaigns, including creator specific predictive audience demographics. Marketplace features include Casting Calls which enable marketers and creators to connect and collaborate; marketers use Casting Calls to solicit creators for everything from influencing campaigns to full-time employment; creators respond directly to Casting Calls with video and text responses.
IZEAx. The platform is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through our creators’ websites, blogs, and social media channels, including, among others, Twitter, Facebook, YouTube, Twitch, and Instagram. We use IZEAx to manage influencer marketing campaigns on behalf of our marketers; our marketers also use the platform as a self-service tool and as a licensed white-label product. IZEAx will be sunset during 2023, replaced and supplemented by Flex. In January of 2023 we stopped accepting new contracts for IZEAx. Current customers can transition their license to Flex, or will be able to receive a refund for the remainder of their license when IZEAx is officially shut down.
BrandGraph. BrandGraph is a social media intelligence platform that offers marketers an analysis of share-of-voice, engagement benchmarking, category spending estimates, influencer identification, and sentiment analysis. The platform maps the complex hierarchy of corporation-to-brand relationships by category, associates social content with brands aggregates, and analyzes content data to provide insights for marketers across their competitive landscapes. BrandGraph is heavily integrated with IZEAx, and both platforms rely heavily on data from each other, but it is also available as a stand-alone platform. We plan to sunset BrandGraph as a standalone application later in 2023 as its toolset is incorporated into both Flex and Marketplace. Marketers will be able to access many of BrandGraph’s features through Flex and Marketplace.
Legacy Platform
Shake. In November 2020, we launched Shake, an online marketplace where buyers could quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform, aimed at digital creators seeking freelance “gig” work, enabled creators to list available “Shakes” and marketers to select and purchase creative packages through a streamlined chat experience, assisted by ShakeBot - a proprietary artificial intelligence assistant. Shake was sunset in October 2022 in conjunction with the launch of Marketplace, which replaces and improves upon Shake’s functionality.
Sales and Marketing
We primarily sell influencer marketing and custom content campaigns through our client development team and platforms. We target regional, national, and global brands and advertising agencies in the following ways:
Client Development Team. Our client development team is assigned a geographic region or specific markets, primarily within the U.S., Canada, and China. Team members are responsible for identifying and managing sales opportunities to brands and agencies seeking to outsource some or all of the planning and production of their content and advertising needs.
SaaS Sales Team. The SaaS Sale team initiates SaaS license opportunities with brands and agencies who seek to utilize additional functionality on our platforms on a self-service basis to facilitate custom content and influencer campaigns. This team was eliminated in 2022 with the addition of Flex and Marketplace.
Self-Service. Flex, Marketplace, and IZEAx offerings are tailored to smaller marketing customers that want to use our software to identify, engage, measure, and pay influencers on their own. Our software offerings are designed to be self-service, with no outbound sales team. Marketing customers can sign up with a credit card and begin using the platform.
Industry Acumen. Our team possesses strong marketing and advertising background. We focus our corporate marketing efforts on increasing brand awareness, communicating each of our platform advantages, generating qualified leads for our sales team, growing our creator network, and driving self-service sign-ups to our platforms. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for our software and services. We rely on a growing number of channels in this area, including third-party social media platforms (e.g., Meta and YouTube), paid search engine marketing, content marketing, influencer marketing, and virtual events.

Customers and Revenue
Historically, we have generated revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access the IZEAx and BrandGraph platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (“Other Fees”).
Beginning in 2023, as we phase out IZEAx, our emphasis is to drive marketer and creator adoption and grow license fee revenues, in part by replacing fees associated with marketplace spend with basic transaction fees designed to cover costs. We believe that by providing a stronger toolset and lower transaction costs, we will attract more licensees. License Fee revenues will be primarily driven by Flex and Marketplace. BrandGraph and IZEAx tools are being repurposed into Flex and Marketplace during 2023.
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
We generate the majority of our revenue from our Managed Services customers. Managed Services accounted for approximately 96% and 94% of our revenue during the twelve months ended December 31, 2022, and 2021, respectively. SaaS Services accounted for approximately 4% and 6% of our revenue during the twelve months ended December 31, 2022, and 2021, respectively.
Changes in how we control and manage our platforms, contractual terms, business practices, or other changes in accounting standards or interpretations may change our revenue reporting. See “Note 1. Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for more information as it relates to our revenue recognition policies.
The majority of our customers are located in the United States (“U.S.”). We had one customer that accounted for 29% of our revenue during the twelve months ended December 31, 2022, and one customer that accounted for 14% of our revenue during the twelve months ended December 31, 2021.
Technology
Our technology platforms span multiple social networks and digital creative services. We aggregate creators in our platforms, which allows us to create scale and choice for marketers. We provide the ability to find and collaborate with our creators based on a variety of software rules, filters, and data enrichment. Our self-service platforms service all business types and sizes, ranging from Fortune 500 customers to small agencies and brands. We provide trackable results for influencer marketing campaigns through tracking links and support for third-party tracking platforms. IZEA technology includes content monitoring, dashboards for real-time reporting, and digital asset management.
Privacy and Security
We are committed to protecting the personal privacy of our marketers and creators. Any personal information that we collect is processed in compliance with privacy laws (discussed below, under “Government Regulation”), and we believe that we employ reasonable and appropriate administrative, physical, and technical safeguards to protect personal information.
Product Development
Our product development team is responsible for platform and infrastructure development, application development, user interface, application design, enterprise connectivity, Internet applications and design, quality assurance, documentation, and release management. Among our core strengths is our knowledge of and experience in launching and operating scalable content and influencer marketing marketplaces. Our product development expenses include salaries, bonuses, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our development team, along with hosting and software subscription costs, and are included in general and administrative expenses.
We announced that our primary product platform, IZEAx, which was originally launched in March 2014, is being replaced by Flex in early 2023. We launched Marketplace in November 2022, replacing Shake and adding additional functionality. We will continue to add new features and additional functionality to the Flex and Marketplace platforms in 2023.

Competition
We face competition from multiple companies in the influencer and content marketing categories. Direct and indirect competitors in the influencer marketing space include Meta, TikTok, YouTube, Linqia, and Upfluence. We also face competition in the creator economy from companies such as Fiverr and Upwork. In addition, there are many traditional advertising agencies, public relations firms, and niche consultancies that provide content development and conduct manual influencer outreach programs.
Competition could result in significant price pressure, declining margins, and reductions in our revenue. As more companies have entered the influencer marketing space, it has driven down the price points for influencer marketing software. We have seen this impact our licensing fees over the past several years, and it has caused us to change our pricing strategy for software services. In addition, as we continue our efforts to expand the scope of our services with Flex and Marketplace we may compete with a greater number of other companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations, and financial condition could be negatively affected.
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
As of December 31, 2022, we owned 51 trademarks (35 domestic trademark registrations in the U.S. and 16 foreign registrations on the International Register) and had 2 total pending applications in the U.S., Canada, and Nigeria. During the year ended December 31, 2022, we abandoned 6 inactive U.S. trademarks. As of December 31, 2022, we also owned approximately 346 domain names related to the various aspects of IZEA’s products and services.
Government Regulation
We are subject to many foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted by regulators or in the courts in ways that could adversely affect our business model. In the U.S. and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by several claims. These regulations and laws may involve taxation, tariffs, privacy and data protection, consumer protection, content, copyrights, distribution, electronic contracts and other communications, and online payment services. In addition, governments may seek to censor content available on our platforms or attempt to block access to our platforms. Accordingly, adverse legal or regulatory developments could substantially harm our business.
We are subject to various federal, state, and international laws and regulations governing privacy, information security, and data protection laws (“Privacy Laws”). Legislators and/or regulators in countries in which we operate are increasingly adopting or revising Privacy Laws. All U.S. states have passed data breach notification laws, and others have adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. In particular, California passed a broad-reaching consumer privacy law in June 2018, which went into effect on January 1, 2020, called the California Consumer Privacy Act (“CCPA”). In response to the CCPA, IZEA posted an updated California Privacy Notice on its websites. Virginia’s Consumer Data Protection Act (“CDPA”) came into effect on January 1, 2023, which is also when the California Privacy Rights and Enforcement Act of 2020 (“CPRA”) took effect. The U.S. Congress also is considering the implementation of a national Privacy Law. Outside the U.S., the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, has an extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater). In 2018, Brazil passed a law similar to GDPR and other countries are considering similar laws. Enforcement of Privacy Laws also has increased over the past few years. Accordingly, new and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection, information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities.
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
Freedom of Choice. Creators are free to choose which brands to work with and what sponsored content they want to publish. Our platforms do not auto-inject a marketer's message into an influencer's social media network.
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
Pre-Publication Marketer Review. Marketers may choose to request to review their sponsored content before it is published and to request a change to the sponsored content before publication in the case of factual inaccuracies.
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
Employees
As of December 31, 2022, we had a total of 126 employees, of which 123 were full-time employees, including 39 in sales and marketing, 42 in campaign fulfillment, 25 in technology and development, and 20 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.
Available Information
IZEA Worldwide, Inc. is incorporated in the state of Nevada. Our corporate address is 1317 Edgewater Dr. # 1880 Orlando, FL 32804, and our telephone number is (407) 674-6911. We maintain a corporate website at https://izea.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished according to Sections 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investor’s section of our website, or https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.
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
We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $78.1 million as of December 31, 2022. For the twelve months ended December 31, 2022, we had a comprehensive loss of $5.3 million, including a $5.6 million loss from operations. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it. Therefore, we may need to raise capital through new financings, which could include equity financing, such as additional issuances of common stock under our “at the market offering” program, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, securities we issue may contain rights, preferences, or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are unavailable, we may be required to curtail or reduce our operations or be forced to sell or dispose of our rights or assets. An inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation, and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Adverse economic or market conditions may harm our business.
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s services. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, changes to labor and healthcare costs, and other economic factors.
A downturn in the economic environment can also lead to increased credit and collectability risk on the Company’s trade receivables and declines in the fair value of the Company’s financial instruments. These and other economic factors can materially adversely affect the Company’s business, results of operations and financial condition.
We are a remote workforce, which subjects us to certain operational challenges, risks, and potential harm to our business.
In light of the uncertainty caused by the COVID-19 pandemic in 2020, specifically stay-at-home orders imposed by certain states and localities, we did not enter into a new lease for our corporate headquarters in Winter Park, Florida or our Canadian headquarters in Toronto, Canada and additionally vacated the various co-working facilities previously used by our team members. As a result, our workforce has shifted from in-person to remote work, and we are subject to the challenges and risks of having a remote workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those previously used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to data or financial loss risks associated with disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to robust technology, which could cause the networks, information systems, applications, and other tools available to those workers to be more limited or less reliable. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. Remote working may also subject us to other operational challenges and risks. For example, remote working may adversely affect our ability to recruit and retain personnel who prefer an in-person work environment. Operating our business remotely could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. If we are unable to effectively maintain a fully remote workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
The Ukraine crisis could have a significant adverse effect on our business, results of operations, financial condition, and cash flow in the future.
The Ukraine crisis raises a host of potential threats and risk factors to consider even though we do not conduct business directly in the Ukraine or Russia. Sanctions brought against Russia will impact the import, export, sale, and supply of goods and services with companies located in the U.S. and other regions. Many companies have ceased all operations in Russia with near- and short-term losses expected in the millions. This will have a negative impact on the global economy and effect economic and capital markets. A downturn in the economy could drive our customers to cancel or reduce existing bookings, which will result in a reduction in revenue.
In light of the dramatic sanctions imposed against Russia, the U.S. Cyber-security and Infrastructure Security Agency (“CISA”) issued a warning of the risk of Russian cyber-attacks on U.S. networks and critical infrastructure. While we do not think we are a likely target of a cyber-attack, we need to be diligent in our controls over IT and ensuring the protection of our companies, employees, vendors, and customers data. If we do fall victim to such attack, it could have an adverse effect on our business operations.
We may experience losses or issues relating to transacting in and holding digital assets.
The use of digital assets to buy and sell goods and services is part of a new and rapidly evolving way of doing business. Growth in the adoption and use of digital assets is subject to a high degree of uncertainty. IZEA is prepared to transact in digital assets at the request of vendors, employees, and clients. Market valuation of digital assets is highly volatile and could result in losses. Currently, digital assets are treated as an intangible asset and must be impaired if a triggering event occurs. The assets are impaired if the fair market value falls below the carrying value. Governmental regulations could also impose tighter restrictions on transacting in digital assets, such as anti-money laundering compliance.

We make numerous estimates or judgments relating to our critical accounting policies and these estimates create complexity in our accounting. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could change from investor expectations, which could cause our stock price to fall.
We are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in conformity with generally accepted accounting principles (“GAAP”) in the U.S. Such estimates and assumptions include but are not limited to, judgments related to revenue recognition, stock based compensation, credit risk, and values surrounding software development, intangible assets and goodwill, and their economic useful lives.
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
Our success depends upon our proprietary technology. We do not have registered patents on any of our current platforms because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary or develop similar technology independently. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the U.S., and effective copyright, trademark, trade secret, and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others, and we cannot assure you that our competitors will not independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.
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
Further, in recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights, particularly in the software and Internet-related industries. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.
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
We continue to develop our Flex platform and are in the process of transitioning customers away from our legacy IZEAx platform. We launched Marketplace and shuttered Shake. Our updated Flex and Marketplace platforms may not achieve sufficient market acceptance to be commercially viable for open marketplace or SaaS services.
In October 2022, we launched Marketplace on IZEA.com, replacing Shake with significantly upgraded functionality. In January 2023, we launched Flex which is designed to replace our legacy IZEAx platform, both for self-serve marketers to manage their influencer campaigns and for IZEA’s Managed Services business. If our marketers and creators do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new marketers and creators. While the majority of IZEAx customers have contract pricing that is in-line with the pricing plans for Flex, some of our customers have more expensive IZEAx plans, which are no longer sold under Flex. If those customers choose to transition to the Flex platform they may pay a lower licensing fee as a result, depending on the number of active users in their organization.
We must continue to attract and retain software customers to increase software related revenue and achieve profitability. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for our platforms may decrease. In addition, we may experience attrition in our customers in the ordinary course of business resulting from several factors, including losses to competitors, mergers, closures, or bankruptcies. If we are unable to attract new customers in numbers sufficient to grow our business, or if too many customers are unwilling to offer products or services with compelling terms to our creators through our platforms, or if creators stop offering their services through our platform, our operating results will be adversely affected.
Our total number of user accounts may be higher than the number of our actual individual marketers or creators and may not be representative of the number of persons who are active users.
Our total number of user accounts in our platforms may be higher than the number of our actual individual marketers and creators because some may have created multiple accounts for different purposes, including different user connections. We define a user connection as a social account or blog that has been added to our platforms under a user account. One user can add as many user connections as they like, and it is common for talent managers and large publishers to add several connections under a single account. Given the challenges inherent in identifying these creators, we do not have a reliable system to accurately identify the number of actual individual creators, and thus we rely on the number of total user connections and user accounts as our measure of the size of our user base. In addition, the number of user accounts includes the total number of individuals that have completed registration through a specific date, minus those individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively create to fulfill the sponsorships offered through our platforms. Many users may create an account but may not actively participate in marketplace activities.
Delays in releasing enhanced versions of our products and services could adversely affect our competitive position.
As part of our strategy, we expect to periodically release enhanced versions of our platforms and related services. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues, undesirable feature enhancements, or additional desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our financial results to be adversely impacted.
We rely on third-party social media platforms to provide the mechanism necessary to deliver influencer marketing, and any change in the platform terms, costs, availability, or access to these technologies could adversely affect our business.
We rely on third-party social media platforms such as Facebook/Meta, Instagram, Twitter, and YouTube for core aspects of influencer data. These platforms include technologies that provide some of the functionality required to operate the influencer marketing portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services, discovering services, and metrics. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Many of the social platforms offer their own competing marketplaces or services. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making for granting us access to their social media platforms or providing us with analytical data, and any material change in the current terms, costs, availability, or use of their social media platforms or analytical data could adversely affect our business.
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
A variety of federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of personal information (“Privacy Laws”). Privacy Laws are evolving and subject to potentially differing interpretations. The EU adopted the GDPR, which went into effect in May 2018 and requires companies to satisfy stricter requirements regarding the handling of personal and sensitive data, including its collection, use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. EU Member States also are enacting national GDPR-implementing laws that are in some cases stricter or different from GDPR. In 2018, Brazil enacted a law similar to GDPR and other countries are expanding or considering their Privacy Laws to follow suit. Complying with these new and expanded Privacy Laws will cause us to incur substantial operational costs or may require us to change our business practices. For example, noncompliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenues as well as damage to our reputation and brand. We also may find it necessary to establish systems to effectuate cross-border personal data transfers of personal information originating from the European Economic Area, Australia, Japan, and other non-U.S. jurisdictions, which may involve substantial expense and distraction from other aspects of our business.
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
Creators and marketers access our services through our platforms and applications. Our reputation and ability to acquire, retain, and serve our creators and marketers are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. If our creator base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for cloud storage and computing power to handle the traffic on our platforms and data processing capabilities of our applications. The operation of these systems is expensive and complex and could result in operational failures. If our creator base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our creators and marketers from accessing our services. Our entire network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential creators and marketers or transactions between the two groups, which could harm our operating results and financial condition.
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
Some aspects of our business processes include open-source software, which poses risks that could have a material and adverse effect on our business, financial condition, and results of operations. In addition, any failure to comply with the terms of one or more of these open-source licenses, or lawsuits enjoining the use of such licensed software could negatively affect our business.
    We incorporate open-source software into processes supporting our business and anticipate using open-source software in the future. Such open-source software may include software covered by licenses like the GNU General Public License, CreativeML, and Open RAIL-M. Certain aspects of various open-source licenses to which we are subject, as well as third party services that make use of these licenses, have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate certain features of our systems, limits our use of the software, inhibits certain aspects of our systems and negatively affects our business operations.
    Some open-source licenses contain requirements that we make source code modifications or derivative works we create publicly available or make them available on unfavorable terms or at no cost, based upon the type of open-source software we use.
While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms are often ambiguous. We may face claims from third parties claiming ownership of, or demanding the release or license of, modifications or derivative works that we have developed using such open-source software (which could include our proprietary source code or artificial intelligence (“AI”) models), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and if portions of our proprietary AI models or software are determined to be subject to an open-source license, or if the license terms for the open-source software that we incorporate change, we could be required to publicly release all or affected portions of our source code, purchase a costly license, cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. In addition, the re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.
In addition to risks related to license requirements, the use of certain open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, controls or other contractual protections regarding infringement claims or the quality of the origin of the software. There is little legal precedent in this area, and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open-source software. Any of these risks associated with the use of open-source software could be difficult to eliminate or manage, and if not addressed, could materially and adversely affect our business, financial condition, and results of operations.
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
“Click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by intentionally clicking on an advertisement to generate a charge per click without having actual interest in the target of the advertisement's link. We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. The security measures we have in place, which are designed to reduce the likelihood of click-fraud, detect click-fraud from time to time. Although we do not charge customers on a cost per click basis, and the instances of click-fraud that we have detected to date have not had a material effect on our business, click-fraud could result in a marketer experiencing a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the marketers. As a result, our marketers and advertising partners may become dissatisfied with our advertising programs, which could lead to the loss of marketers, advertising partners, and revenue. In addition, anyone who can circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.
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
Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified engineers, sales and marketing, and senior management personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, including key management, technical, sales, and marketing personnel, would have a material adverse effect on our business and potential growth.
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
Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “IZEA”. To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Rule").

On July 6, 2022, the Company received a notification letter from the Listing Qualifications Department of Nasdaq stating that the Company was not in compliance with the Bid Price Rule. The notification letter stated that the Company would be afforded 180 calendar days (until January 2, 2023) to regain compliance. In order to regain compliance, the Company's closing bid price must remain at $1.00 or more for a minimum of ten consecutive business days. The notification letter also stated that in the event the Company did not regain compliance within the 180 day period, the Company may be eligible for an additional 180 days to regain compliance. To qualify, the Company was required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.
On January 5, 2023, the Company received notice from Nasdaq informing the Company that it had been granted an additional 180-day period, or until July 3, 2023, to regain compliance with the minimum bid price requirement. If at any time during this second 180-day period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq staff have stated it will provide written confirmation of compliance.
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
     As of March 24, 2023, we had 62,471,997 shares of our common stock issued and outstanding, which included 95 shares of unvested restricted stock, outstanding stock options to purchase 1,611,298 shares of our common stock at an average exercise price of $2.76 per share, and unvested restricted stock units of 1,461,980 shares with an intrinsic value of $945,936.
As of March 24, 2023, we also have reserved shares to issue stock options, restricted stock, or other awards to purchase or receive up to 2,233,075 shares of common stock under our May 2011 Equity Incentive Plan and 363,072 shares of common stock under our 2014 Employee Stock Purchase Plan. In the future, we may grant these additional shares or issue new securities, per terms defined in employment agreements or as part of additional incentive programs. The exercise, conversion, or exchange by holders of stock options, restricted stock units, or warrants for shares of common stock, or the issuance of new shares of common stock for additional compensation will dilute the percentage ownership of our stockholders. Issuance of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

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
Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. Recently, from January 1, 2022, to December 31, 2022, the closing price of our common stock ranged from a low of $0.54 on December 30, 2022, to a high of $1.66 on March 31,2022. During the twelve months ended December 31, 2022, the closing price of our common stock averaged $0.94 with an average daily trading volume of 488,000 shares.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As a virtual-first employer, we do not have any current physical locations and all of our employees are working remotely. Our corporate mailing address is 1317 Edgewater Dr #1880, Orlando, Florida 32804.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of March 24, 2023, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our shares of common stock trade on the Nasdaq Capital Market under the symbol IZEA. As of March 24, 2023, we had approximately 146 shareholders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC, there were no unregistered sales of equity securities by us during the year ended December 31, 2022.

ITEM 6 - RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview
IZEA Worldwide, Inc. (“IZEA”, “Company,” “we”, “us” or “our”) creates and operates online marketplaces that connect marketers, including brands, agencies, and publishers, with content creators such as Instagram influencers, TikTok influencers, YouTube stars, designers, photographers, and writers (“creators”). Our technology brings the marketers and creators together, enabling their transactions to be completed at scale by managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing.
We help power the growing Creator Economy, allowing everyone from college students and stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity, and influence through our marketers. IZEA compensates these creators for producing unique content such as long and short-form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their websites, blogs, and social media channels.
We provide value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. While the majority of the marketers engage us to perform these services on their behalf, they may also use our marketplaces to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing our technology.
Our newest technology platform, IZEA Flex (“Flex”), introduces end-to-end tracking of social commerce, allowing marketers to easily measure the impact of individual influencers on e-commerce revenue at scale, and integrates key functions of The Creator Marketplace (“Marketplace”) on IZEA.com. Modules in Flex include Discover, which allows marketers to search through content from millions of influencer social profiles while filtering across channels, demographics, and interests; ContentMine, a content management tool that collects and measures influencer content, provides real-time insights and A.I. content analysis from BrandGraph; ShareMonitor, a multi-platform social monitoring tool that allows marketers to monitor hashtags, keywords and brand mentions across leading social platforms; Integrations provides deep integrations such as with Google Analytics and Shopify, providing marketers the capability to track influencer campaign metrics such as time on site, engagement and revenue; and Tracking Links provides real-time tracking metrics for influencer marketing and can track customer conversions, spend, and purchases when used with other Flex modules.
In 2022, we also launched Marketplace on IZEA.com, which provides powerful tools for creators to showcase their social handles and the brands and topics they post about, and marketers to easily search and filter creator listings that meet requirements of their influencer marketing campaigns, including creator-specific predictive audience demographics. Marketplace features include Casting Calls which gives marketers and creators a two-way marketplace to connect and collaborate; marketers use Casting Calls to solicit creators for everything from influencing campaigns to full time employment; creators respond directly to Casting Calls with video and text responses.
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
Revenue
We generate revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access our platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (“Other Fees”).
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
Depreciation and Amortization
Depreciation and amortization expense consists primarily of amortization of our internal-use software and acquired intangible assets from our business acquisitions. To a lesser extent, we also have depreciation and amortization on equipment used by our personnel. Costs are amortized or depreciated over the estimated useful lives of the associated assets.

Other Income (Expense)
Interest Expense. Interest expense is primarily related to the payment plans for the purchase of computer equipment.
Other Income. Other income consists primarily of interest income for interest earned on investments, or changes in the value of our foreign assets and liabilities and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar. For 2021, it also includes a gain on the forgiveness of debt related to our PPP loan (see “Liquidity and Capital Resources ‒ PPP Loan”) and a gain on the sale of digital assets.
Results of Operations for the Twelve Months Ended December 31, 2022 and 2021
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
Revenue	$41,095,937	$30,022,377	$11,073,560	37%

Costs and expenses:
Cost of revenue	24,737,699	14,461,702	10,275,997	71%
Sales and marketing	9,523,894	8,795,038	728,856	8%
General and administrative	11,637,044	11,034,246	602,798	5%
Depreciation and amortization	828,161	1,089,118	(260,957)	(24)%
Total costs and expenses	46,726,798	35,380,104	11,346,694	32%
Loss from operations	(5,630,861)	(5,357,727)	(273,134)	5%
Other income (expense):
Interest expense	(799)	(25,320)	24,521	(97)%
Other income (expense), net	1,162,162	2,242,426	(1,080,264)	(48)%
Total other income (expense), net	1,161,363	2,217,106	(1,055,743)	(48)%
Net Loss	$(4,469,498)	$(3,140,621)	$(1,328,877)	42%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Twelve Months Ended December 31,
	2022		2021		$ Change	% Change
Managed Services Revenue	$39,456,986	96%	$28,203,556	94%	$11,253,430	40%

Marketplace Spend Fees	205,809	2%	319,419	1%	(113,610)	(36)%
License Fees	1,301,198	3%	1,454,874	5%	(153,676)	(11)%
Other Fees	131,944	—%	44,528	—%	87,416	196%
SaaS Services Revenue	1,638,951	4%	1,818,821	6%	(179,870)	(10)%

Total Revenue	$41,095,937	100%	$30,022,377	100%	$11,073,560	37%

Managed Services revenue during the twelve months ended December 31, 2022, increased 40% from the same period in 2021, primarily due to revenue from one large customer contract, which comprised over one-third of the increase in managed services revenue. All performance obligations related to this contract will be complete in 2023. The balance of the increase in Managed Services revenue is due to growth in orders from new and existing customers expanding their marketing efforts as compared to the prior year.
SaaS Services revenue, which includes license and support fees to access the platform services, and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns, declined 10% from the same period in 2021, due to:

•Marketplace Spend Fees decreased by approximately $0.1 million for the twelve months ended December 31, 2022, when compared with the same period in 2021, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased by approximately $0.2 million for the twelve months ended December 31, 2022, when compared to the same period of 2021. The decrease in license fees was partially offset by an increase in subscribers, albeit at lower rates. Additionally, we implemented a competitive standardized pricing system for all license fee customers.
•Other Fees revenue increased by approximately $0.1 million for the twelve months ended December 31, 2022, compared to the same period in 2021, due to a customer deposit forfeiture. Nonrefundable deposits are collected from certain customers due to defined minimum spend per the contract or prepayment required for identified credit issues. Customers do not typically forfeit deposits held on account.
Cost of Revenue
Cost of revenue for the twelve months ended December 31, 2022, increased by $10.3 million, or approximately 71%, compared to the same period in 2021 primarily due to the increase in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 48% in 2021 to 60% in 2022, due primarily to several large contracts in the current period that carry a lower average margin.
Sales and Marketing
Sales and marketing expense for the twelve months ended December 31, 2022, increased by $0.7 million, or approximately 8%, compared to the same period in 2021. Advertising and marketing expense remained consistent with the prior year, promoting brand awareness, and improving customer acquisition, satisfaction, and retention. Payroll, personnel-related expense, and stock compensation for sales and marketing personnel increased primarily due to additional headcount and associated payroll costs.
General and Administrative
General and administrative expense for the twelve months ended December 31, 2022, increased by $0.6 million, or approximately 5%, compared to the same period in 2021. The increase in general and administrative expense was primarily due to $0.5 million higher spend on professional services related to accounting services, $0.7 million higher spend on software, licenses, and web hosting services, and $0.3 million higher spend on travel as we return to pre-pandemic conditions. Contractor costs decreased by $0.09 million due to the capitalization of software development hours offset by the costs of additional engineers to supplement our team working to expand our technology offerings.
Depreciation and Amortization
Depreciation and amortization expense for the twelve months ended December 31, 2022, decreased by $0.3 million, or approximately 24%, compared to the same period in 2021.
Depreciation expense on property and equipment was approximately $0.1 million for the twelve months ended December 31, 2022, and 2021. Depreciation expense decreased due to the disposal of aging equipment in 2022.
Amortization expense was approximately $0.7 million and $1.0 million for the twelve months ended December 31, 2022, and 2021, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $0 for the twelve months ended December 31, 2022 and $0.5 million for the twelve months ended December 31, 2021, while amortization expense related to internal-use software development costs was $0.7 million and $0.5 million for the twelve months ended December 31, 2022, and 2021, respectively. Amortization on our intangible acquisition assets was fully amortized in 2021. Amortization on our internal software costs is increasing due to the development of Flex and Marketplace in 2022. Significant development on Flex will continue into 2023.
Other Income (Expense)
Interest expense totaled $0.8 thousand during the twelve months ended December 31, 2022. Interest expense in 2021 included approximately $24,000 related to the write-off of capitalized loan acquisition costs on the secured credit facility that we canceled in 2021.
Other income, net totaled $1.2 million in investment portfolio interest income for the twelve months ended December 31, 2022, compared to $2.2 million in the prior year period, which included $1.9 million of income related to the forgiveness of debt for the PPP Loan and a $0.2 million gain on the sale of cryptocurrency.

Net Loss from Operations
Net loss for the twelve months ended December 31, 2022, was $4.4 million, a $1.3 million increase in the net loss of $3.1 million for the same period in 2021. The increase in net loss was the result of no income earned related to the forgiveness of debt in the current year offset by increased interest income. Net loss from operations increased $0.3 million over the prior year.
Other Comprehensive Loss
Comprehensive loss includes $0.8 million in unrealized losses on investment securities, which, if held to maturity, will settle at par without loss.
Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have been receiving increasingly larger and more complex sales orders which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues, and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the amount of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. Management uses the Managed Services Bookings metric to plan its operating staff, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the twelve months ended December 31, 2022, and 2021, was $37.5 million and $39.5 million, respectively.
Gross Billings by Revenue Type
Company management evaluates our operations and makes strategic decisions based, in part, on our key metric of gross billings from our two primary types of revenue, Managed Services, and SaaS Services. We define gross billings as the total dollar value of the amounts charged to our customers for the services we perform, and the amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms. The amounts billed to our SaaS customers are on a cost-plus basis. Gross billings are therefore the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the U.S. (“GAAP”) reporting purposes.
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

The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Twelve Months Ended December 31,
	2022		2021		$ Change	% Change
Managed Services Gross Billings	$39,456,986	90%	$28,203,556	84%	$11,253,430	40%

Marketplace Spend Fees	3,109,719	7%	3,970,308	12%	(860,589)	(22)%
License Fees	1,301,198	3%	1,454,874	4%	(153,676)	(11)%
Other Fees	131,944	—%	44,528	—%	87,416	196%
SaaS Services Gross Billings	4,542,861	10%	5,469,710	16%	(926,849)	(17)%

Total Gross Billings	$43,999,847	100%	$33,673,266	100%	$10,326,581	31%
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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2022, and 2021:

	Twelve Months Ended December 31,
	2022	2021
Net loss	$(4,469,498)	$(3,140,621)
Gain on the forgiveness of debt	—	(1,927,220)
Gain on the sale of digital assets	—	(189,307)
Impairment of digital assets	148,310	3,412
Non-cash stock-based compensation	610,772	878,739
Non-cash stock issued for payment of services	125,000	147,329
Interest expense	799	25,320
Depreciation and amortization	828,161	1,089,118
Other non-cash items	(7,674)	(22,022)
Adjusted EBITDA	$(2,764,130)	$(3,135,252)

Revenue	$41,095,937	$30,022,377
Adjusted EBITDA as a % of Revenue	(7)%	(10)%

Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $78.1 million as of December 31, 2022. While we have not achieved profitability, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $24.6 million as of December 31, 2022, as compared to $75.4 million as of December 31, 2021. This decrease of $50.8 million is primarily the result of investment of cash pursuant to our investment policy, $29.3 million of which is classified as long-term investments and $16.1 million classified as short-term investments, with the balance for the change primarily due to operating losses.

	Twelve Months Ended December 31,
	2022	2021
Net cash (used for)/provided by:
Operating activities	$(3,057,112)	$(2,566,999)
Investing activities	(47,698,907)	(26,169)
Financing activities	(76,316)	44,981,238
Net increase in cash and cash equivalents	$(50,832,335)	$42,388,070
Net cash used for operating activities was $3.1 million during the twelve months ended December 31, 2022 and is primarily the result of continued use of cash to cover operating losses. Net cash used for investing activities was $47.7 million during the twelve months ended December 31, 2022, primarily due to the purchase and sale of marketable securities. Net cash used for financing activities during the twelve months ended December 31, 2022, was $76.3 thousand, which consisted primarily of proceeds from stock option exercises offset by payments on shares withheld for taxes.
Long-Term Liquidity
We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the expansion of our business. We currently believe that we have adequate cash and invested resources to fund our business growth for the next twelve months, however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could depend, to a significant extent, upon our ability to obtain the funding necessary to support our operations.
Financial Condition and Outlook
Since 2020, our business operations and results have been impacted by economic impacts of supply-chain issues, labor disruption, business closures, and recently, inflationary pressures. Additionally, the broadening unenthusiastic economic outlook may be affecting marketing budgets as evidenced by the softness in bookings the Company has experienced through the fourth quarter of 2022. We also announced in January 2023 that we began the process of parting ways with a single large customer that, while having a significant impact on Managed Services revenue growth, carried margins that were 40% to 50% lower than our core business. While our recent bookings have not met expectations, we see evidence of continued demand for influencer marketing services in our pipeline, and despite opportunities taking longer to close, we believe that our base business remains strong. However, these matters, taken together, could have a further material adverse impact on our business, results of operations, and financial position in future periods.
Critical Accounting Policies and Use of Estimates
     We prepare our financial statements according to GAAP. Certain accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These judgments will be subject to an inherent degree of uncertainty by their nature. Our judgments are based upon the historical experience of the Company, terms of existing contracts, observance of trends in the industry, the information provided by our customers, and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies of this Annual Report. We consider accounting estimates to be critical accounting policies when:
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
Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. We consider an account delinquent when the customer has not paid its balance due by the associated due date. Collectability risk of accounts receivable is not significant since most customers are bound by contract and are required to fund us for all the costs of an “opportunity,” defined as an order created by a marketer for a creator to develop or share content on behalf of a marketer. If a portion of the account balance is deemed uncollectible, we will either write off the amount owed or provide a reserve based on our best estimate of the uncollectible portion of the account. Management estimates the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We had a reserve of $0.2 million for doubtful accounts as of December 31, 2022. We believe that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a shift in economic or business conditions within the industry, the individual customers, or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for each of the twelve months ended December 31, 2022 and 2021.
Concentrations of credit risk in accounts receivable were typically limited because many geographically diverse customers make up our customer base, thus spreading the trade credit risk. We control credit risk through credit approvals, credit limits, and monitoring procedures. We perform credit evaluations of our customers but generally do not require collateral to support accounts receivable. We had three customers that accounted for 64% of total accounts receivable on December 31, 2022. We had one customer that accounted for 29% of our revenue during the twelve months ended December 31, 2022. We had three customers that accounted for 38% of total accounts receivable on December 31, 2021. One customer accounted for 14% of our revenue during the twelve months ended December 31, 2021.
Software Development Costs and Acquired Intangible Software
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal-use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and the post-implementation stage of software development or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. We also capitalize certain costs related to cloud computing arrangements ("CCAs"). We have capitalized software development costs of $1.8 million, net of amortization, in the consolidated balance sheet as of December 31, 2022. These costs are reflected as intangible assets in the consolidated balance sheet as of December 31, 2022. We do not transfer ownership of our software to third parties. These software developments and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. We review the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations and comprehensive loss.
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
In accordance with ASC 350-20, management’s practice is to assess the carrying value of the Company’s goodwill for impairment annually as of October 1, or more frequently during interim periods if events or changes in circumstances indicate it may be impaired. To conduct its 2022 assessment, the Company elected to perform an independent quantitative goodwill impairment test, which determined the fair value of the equity of the Company exceeded the carrying value of our goodwill. Additionally, Management determined that as of December 31, 2022, no indicators were present that would trigger an interim impairment test, and that as of December 31, 2022, there is no impairment.
Purchase, Disposal, and Impairment of Digital Assets
Historically, we mined digital assets (mining operations ceased in 2019) and purchased digital assets on exchanges. In 2021, we announced that we will accept payments in digital assets for our services from customers. We will also pay our creators in digital assets, if requested.
We record our digital assets in accordance with ASC 350, Intangibles - Goodwill and other, which requires acquired intangible assets to be recorded at cost. Under FASB ASC 350, an entity should determine whether an intangible asset has a finite or indefinite life. FASB ASC 350-30-35-4 states that if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset should be considered indefinite. We will record our digital assets as an indefinite-lived intangible asset.
We have conducted our transactions using the Coinbase platform in the past, so we use Coinbase to determine what the fair value of our digital assets. We consider Coinbase to be an active market with quoted prices. Based on the fair value level hierarchy, we have determined the market to be observable and Level 1.
Purchased digital assets will be initially recorded at cost, including transaction fees.
Digital assets may be disposed of through Coinbase. The conversion of digital assets to USD, or other fiat currency, will not be considered ordinary business activities and will follow the guidance within ASC 610-20. Proceeds are not reported as revenue, but the excess over carrying value will be reported as a gain. Digital assets will be subject to impairment testing prior to derecognition, therefore significant losses are not expected upon derecognition. We will use FIFO for tracking our digital assets.

Indefinite-lived intangible assets are initially carried at the value determined in accordance with FASB ASC 350-30-30-1 and are not subject to amortization. Rather, they should be tested for impairment annually or more frequently if events of changes in circumstance indicate it is more likely than not that the asset is impaired. When an identical digital asset is bought and sold at a price lower than the entity’s current carrying value, this will serve as an indicator that impairment is more likely than not. In determining if an impairment has occurred, we will consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. Each individual acquisition of digital asset represents a unit of account for impairment testing. If the then current carrying value of our digital assets is more than the fair value, an impairment loss has occurred. We will adjust the carrying value and the loss will be reflected as an operating expense.
Revenue Recognition
We generate revenue from four primary sources: (1) Managed Services; (2) Marketplace Spend Fees; (3) License Fees; and (4) Other Fees.
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
We maintain separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to our platforms or by a statement of work, which sets the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with us to manage their advertising campaigns or custom content requests may prepay for services or request credit terms, and payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the customer cancels the agreement prior to completing the services. Billings in advance of completed services are recorded as a contract liability until earned. We assess collectability based on several factors, including the creditworthiness of the customer and payment and transaction history.
Managed Services Revenue
For Managed Services Revenue, we agree to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos, or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use. We may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied, depending on the type of service provided. We view our obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The delivery of custom content represents a distinct performance obligation that is satisfied over time when each piece of content is delivered to the customer. Revenue is recognized over time using an output method based on when each piece of content is delivered to the customer. Based on our evaluations, revenue from Managed Services is reported on a gross basis because we have the primary obligation to fulfill the performance obligations, and we create, review, and control the services. We take on the risk of payment to any third-party creators and establish the contract price directly with our customers based on the services requested in the statement of work.

Marketplace Spend Fees Revenue
For Marketplace Spend Fees Revenue, the self-service customers instruct creators found through our platforms to provide and/or distribute custom content for an agreed-upon transaction price. Our platforms control the contracting, description of services, acceptance, and payment for the requested content. This service is used primarily by news agencies or marketers to manage the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or, if related to influencer marketing services, over the content posting period as verified by the platform. This revenue is reported on a net basis since we are acting as an agent through our platform for the third-party creator to provide the services or content directly to the self-service customer or to post approved content through one or more social media platforms.
License Fees Revenue
License Fees Revenue is generated by granting limited, non-exclusive, non-transferable access for customers to use our technology platforms for an agreed-upon subscription period. Customers access the platforms to manage their influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
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
The following table shows the number of stock options granted under our 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options during the twelve months ended December 31, 2022, and 2021:

Twelve Months Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
December 31, 2021	296,569	$2.60	6.0 years	120.18%	0.98%	—	$2.25	11.74%
December 31, 2022	125	$1.15	5.0 years	120.48%	1.70%	—	$1.15	37.00%

     Total stock-based compensation expense recorded in our consolidated statements of operations for restricted stock, restricted stock units, stock options, and employee stock purchase plan issuance during the twelve months ended December 31, 2022, and 2021 were $0.6 million and $0.9 million, respectively.
There were outstanding options to purchase 1,665,164 shares with a weighted average exercise price of $2.83 per share, of which options to purchase 1,375,569 shares were exercisable with a weighted average exercise price of $3.06 per share, as of December 31, 2022. The intrinsic value on outstanding options as of December 31, 2022, was $63,325. The intrinsic value on exercisable options as of December 31, 2022, was $48,651.
As of December 31, 2022, we had unvested restricted stock units representing 1,317,153 shares of common stock with an intrinsic value of $0.7 million and 286 unvested shares of issued restricted stock with an intrinsic value of $155.

Recent Accounting Pronouncements
See “Note 1. Company and Summary of Significant Accounting Policies,” under Part II, Item 8 of this Annual Report for information on additional recent pronouncements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
IZEA Worldwide, Inc.
Orlando, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of IZEA Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company's auditor from 2015 to 2021.

Orlando, Florida

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IZEA Worldwide, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of IZEA Worldwide, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated Costs to Complete on Managed Services Revenue Stream
As described further in Note 1 to the financial statements, Managed Services Revenue, whereby the Company is providing an integrated marketing campaign service, is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the integrated marketing campaign. We identified the estimated costs to complete on the Company’s obligation to provide influencer marketing services on Managed Services contracts which have not been completed as of December 31, 2022, as a critical audit matter.

The principal consideration for our determination that the estimated costs to complete on Managed Services contracts which have not been completed as of December 31, 2022, is a critical audit matter is that the determination of the total estimated costs and progress toward completion on contracts not completed requires management to make significant estimates primarily related to applicable promotional and creator costs needed to complete contracts. Changes in these estimated costs can have a significant impact on the timing in which revenue is recognized. Auditing such estimates involved especially subjective auditor judgment to determine the reasonableness of management’s assumptions and estimates that are used to determine the amount of revenue to recognize.

Our audit procedures related to the estimation of costs to complete on Managed Services contracts which have not been completed as of December 31, 2022, included the following, among others.

•Evaluated management’s ability to accurately estimate total costs to complete by performing a retrospective review comparing expected margins to realized margins on all Managed Services Contracts that were open and/or completed during the year ended December 31, 2022
•Inspected evidence of costs incurred, to ensure completeness and accuracy of the data used in the calculation of costs incurred compared to total expected costs, on a sample of Managed Services contracts
•Recomputed the revenue recognized on a sample of Managed Services contracts to ensure mathematical accuracy of the calculation of costs incurred compared to total expected costs
•Assessed the reasonableness of the estimated costs to complete by inquiring of marketing campaign management team members about the status of completion, including corroboration of project status by verification of project deliverables

Goodwill Impairment Analysis
As described further within Note 1 of the financial statements, goodwill is assessed annually for impairment as of October 1, or more frequently if certain indicators are present. As a result of the annual goodwill impairment valuation, it was determined that the fair value of the reporting unit exceeded its’ carrying value, resulting in no impairment. We identified the valuation as a critical audit matter because of the significant judgments made by management to estimate the fair value of the goodwill.
The principal considerations for our determination that the annual goodwill impairment evaluation is a critical matter is that there is significant judgment required in estimating the fair value of the Company. The Company’s fair value estimates were sensitive to key assumptions including the projected software development expenditures, projected earnings before interest, taxes, depreciation, and amortization (EBITDA), discount rate, and revenue multiple.

Our audit procedures related to the goodwill impairment analysis included the following, among others:
•Evaluated management’s ability to accurately forecast software development expenditures and EBITDA by (1) comparing projected amounts to prior historical periods and trends, (2) obtaining an understanding of drivers underlying projected amounts, including consideration of industry information and economic trends, and (3) performing an analysis to test sensitivity to changes in forecasts
•Utilized valuation specialists to assess the Company’s methodologies and the appropriateness of the discount rate and selected revenue multiple. Our specialists calculated a range of rates using observable market data and market participant inputs and performed an analysis to test sensitivity to changes in the discount rate and the revenue multiple

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022

Charlotte, North Carolina
March 31, 2023

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,600,960	$75,433,295
Accounts receivable, net	5,664,727	7,599,103
Prepaid expenses	3,927,453	2,257,382
Short term investments	16,106,758	—
Other current assets	66,441	100,522
Total current assets	50,366,339	85,390,302

Property and equipment, net of accumulated depreciation	156,774	155,185
Goodwill	4,016,722	4,016,722
Intangible assets, net	64,953	213,263
Software development costs, net	1,774,033	1,019,600
Long term investments	29,296,069	—
Total assets	$85,674,890	$90,795,072

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,968,322	$2,086,892
Accrued expenses	2,130,702	2,502,882
Contract liabilities	11,247,746	11,338,095
Total current liabilities	15,346,770	15,927,869

Finance obligation, less current portion	62,173	10,420
Notes payable, less current portion	—	31,648
Total liabilities	15,408,943	15,969,937

Commitments and Contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 62,413,929 and 62,044,883, respectively, issued, and outstanding	6,241	6,205
Additional paid-in capital	149,143,567	148,452,498
Accumulated deficit	(78,103,066)	(73,633,568)
Accumulated other comprehensive income (loss)	(780,795)	—
Total stockholders’ equity	70,265,947	74,825,135
Total liabilities and stockholders’ equity	$85,674,890	$90,795,072

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2022	2021
Revenue	$41,095,937	$30,022,377

Costs and expenses:
Cost of revenue	24,737,699	14,461,702
Sales and marketing	9,523,894	8,795,038
General and administrative	11,637,044	11,034,246
Depreciation and amortization	828,161	1,089,118
Total costs and expenses	46,726,798	35,380,104

Loss from operations	(5,630,861)	(5,357,727)

Other income (expense):
Interest expense	(799)	(25,320)
Other income (expense), net	1,162,162	2,242,426
Other income (expense), net	1,161,363	2,217,106

Net loss	$(4,469,498)	$(3,140,621)

Weighted average common shares outstanding – basic and diluted	62,199,379	60,407,921
Basic and diluted loss per common share	$(0.07)	$(0.05)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Comprehensive Loss

	Twelve Months Ended December 31,
	2022	2021
Net loss	$(4,469,498)	$(3,140,621)

Other comprehensive income
Unrealized gain (loss) on securities held	(780,795)	—
Total other comprehensive income (loss)	(780,795)	—

Total comprehensive income (loss)	$(5,250,293)	$(3,140,621)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	50,050,167	$5,005	$102,416,131	$(70,492,947)	$—	$31,928,189
Sale of securities	11,186,084	1,119	46,543,569	—	—	46,544,688
Stock purchase plan & option exercise issuances	190,835	19	69,570	—	—	69,589
Stock issued for payment of services	30,324	3	147,326	—	—	147,329
Stock issuance costs	—	—	(1,094,929)	—	—	(1,094,929)
Stock-based compensation	827,530	83	878,656	—	—	878,739
Shares withheld to cover statutory taxes	(240,057)	(24)	(507,825)	—	—	(507,849)
Net loss	—	—	—	(3,140,621)	—	(3,140,621)
Balance, December 31, 2021	62,044,883	$6,205	$148,452,498	$(73,633,568)	$—	$74,825,135
Stock purchase plan & option exercise issuances	95,514	9	32,534	—	—	32,543
Stock issued for payment of services	105,930	11	124,989	—	—	125,000
Stock-based compensation	256,018	25	610,748	—	—	610,773
Shares withheld to cover statutory taxes	(88,416)	(9)	(77,202)	—	—	(77,211)
Unrealized gain/(loss) on securities held	—	—	—	—	(780,795)	(780,795)
Net income (loss)	—	—	—	(4,469,498)		(4,469,498)
Balance, December 31, 2022	62,413,929	$6,241	$149,143,567	$(78,103,066)	$(780,795)	$70,265,947

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(4,469,498)	$(3,140,621)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
(Gain) on the forgiveness of debt	—	(1,927,220)
(Gain) on sale of digital assets	—	(189,307)
Impairment of digital assets	148,310	3,412
Depreciation	109,599	130,478
Amortization	718,562	958,640
Stock-based compensation	610,772	878,739
Value of stock issued or to be issued for payment of services	125,000	147,329
(Gain)/Loss on disposal of equipment	(7,674)	(22,022)
Bad debt	—	11,250
Changes in operating assets and liabilities:
Accounts receivable	1,934,376	(2,403,148)
Prepaid expenses and other current assets	(1,635,990)	(2,090,798)
Accounts payable	(118,570)	(224,083)
Accrued expenses	(381,650)	597,127
Contract liabilities	(90,349)	4,703,225
Net cash used for operating activities	(3,057,112)	(2,566,999)
Cash flows from investing activities:
Purchase of short term investments	(159,046,221)	—
Proceeds from the sale of short term investments	142,807,176	—
Purchase of long term investments	(41,069,876)	—
Proceeds from the sale of long term investments	11,125,299	—
Purchase of property and equipment, net	(79,006)	(63,046)
Proceeds from sale of property and equipment	36,716	30,324
Purchase of digital assets	—	223,228
Proceeds from the sale of digital assets	—	(216,675)
Increase in software development costs	(1,472,995)	—
Net cash used for investing activities	(47,698,907)	(26,169)
Cash flows from financing activities:
Proceeds from issuance of common stocks	—	46,544,688
Proceeds from exercise of stock options & ESPP issuances	32,543	69,589
Payments on notes payable and capital leases	(31,648)	(30,261)
Stock issuance costs	—	(1,094,929)
Payments on shares withheld for statutory taxes	(77,211)	(507,849)
Net cash provided by financing activities	(76,316)	44,981,238

Net increase (decrease) in cash and cash equivalents	(50,832,335)	42,388,070
Cash and cash equivalents, beginning of period	75,433,295	33,045,225
Cash and cash equivalents, end of period	$24,600,960	$75,433,295

Supplemental cash flow information:
Interest paid	$—	$9,968

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$61,224	$—
Fair value of common stock issued for future services	$125,000	$147,329
PPP loan forgiveness	$—	$1,927,220

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
The Company helps power the creator economy, allowing everyone from college students to stay-at-home individuals to celebrities and accredited journalists the opportunity to monetize their content, creativity and influence through global brands and marketers. IZEA compensates these creators for producing unique content, such as long and short-form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their websites, blogs, and social media channels.
The Company provides value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. While the majority of the marketers engage the Company to perform these services (the “Managed Services”) on their behalf, they may also access IZEA’s marketplaces to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing the Company’s technology.
The Company’s primary technology platform, IZEA Exchange (“IZEAx”), is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through its creators’ websites, blogs, and social media channels, including, among others, Twitter, Facebook, YouTube, Twitch, and Instagram. The Company extensively uses this platform to manage influencer marketing campaigns on behalf of the Company’s marketers. This platform is also available directly to the Company’s marketers as a self-service tool and a licensed white label product. During 2022, we re-engineered our influencer marketing platform to align more closely with user requirements, announcing the initial rollout of IZEA Flex (“Flex”) in September, and we announced the commercial launch of Flex in January 2023. Flex, which introduces end-to-end tracking of social commerce, enabling influencer impact at scale, includes eight modules allowing pricing plans that meet a range of users, will replace IZEAx as our primary platform. IZEAx will be sunset in 2023.
In 2020, the Company launched two platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform that is heavily integrated with IZEAx and now Flex, which relies heavily on data from the other platforms but is also available as a stand-alone platform. The platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake was a new online marketplace where buyers can quickly and easily hire creators of all types for influencer marketing, photography, design, and other digital services. The Shake platform was aimed at digital creatives seeking freelance “gig” work. Creator’s list available “Shakes” on their accounts in the platform and marketers select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant. Shake was sunset in 2022 in conjunction with the launch of The Creator Marketplace, which replaces and improves upon Shake’s functionality.
In October 2022, we launched The Creator Marketplace (“Marketplace”) on IZEA.com, which provides powerful tools for creators to showcase their social handles and the brands and topics they post about, and marketers to easily search and filter creator listing that meet requirements of their influencer marketing campaigns, including creator specific predictive audience demographics. Marketplace features include Casting Calls which gives marketers and creators a two-way marketplace to connect and collaborate; marketers use Casting Calls to solicit creators for everything from influencing campaigns to full time employment; creators respond directly to Casting Calls with video and text responses.
The Company’s next generation technology platform, IZEA Flex (“Flex”), was launched in December 2022. It is designed with flexibility as a core tenet, allowing marketers to use any combination of independent applications as they see fit. The result is a comprehensive suite of tools that, individually, supercharge influencer marketing efforts and become even more powerful when combined. Flex offers eight core modules: Discover, ContentMine, ShareMonitor, Integrations, Tracking Links, Contacts, Transactions, and Campaigns.
Flex introduces end-to-end tracking of social commerce, allowing marketers to easily measure the impact of individual influencers on e-commerce revenue at scale, and integrates key functions of The Creator Marketplace on IZEA.com. Modules in Flex included Discover, which allows marketers to search through content from millions of influencer social profiles while filtering across channels, demographics, and interests; ContentMine, a content management tool that collects and measures influencer content, providing real-time insights and A.I. content analysis from BrandGraph; ShareMonitor, a multi-platform

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

social monitoring tool that allows marketers to monitor hashtags, keywords and brand mentions across leading social platforms; Integrations provides deep integrations such as with Google Analytics and Shopify, providing marketers the capability to track influencer campaign metrics such as time on site, engagement and revenue; and, Tracking Links provides real-time tracking metrics for influencer marketing and can track customer conversions, spend, and purchases when used with other Flex modules.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the FDIC up to a maximum amount of $250,000. Deposit balances exceeding this limit were approximately $24.4 million and $74.9 million as of December 31, 2022, and 2021, respectively.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, contract assets, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Contract assets represent amounts owed for work that has been performed, but not yet billed. The Company had net trade receivables of $5.7 million and contract assets of $39,095 at December 31, 2022. The Company had net trade receivables of $7.6 million and contract assets of $21,926 at December 31, 2021.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company had a reserve for doubtful accounts of $155,000 as of December 31, 2022, and 2021. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense for each of the twelve months ended December 31, 2022 and 2021.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s addition of SaaS customers, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had three customers that accounted for 64% of total accounts receivable at December 31, 2022 and three customers that accounted for 38% of total accounts receivable at December 31, 2021. The Company had one customer that accounted for 29% of its revenue during the twelve months ended December 31, 2022 and one customer that accounted for 14% of its revenue during the twelve months ended December 31, 2021.

Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. The Company had one reporting unit as of December 31, 2022.
The Company performs its annual impairment tests of goodwill as of October 1 each year, or more frequently, if certain indicators are present. As described in Note 4, the assessments performed in 2021 and 2022 both concluded that the fair value of our reporting unit exceeds its carrying value, including goodwill. The Company concluded in each year that no impairment existed.
Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence. The Company amortized the identifiable intangible assets over periods of 12 to 60 months. See Note 4 for further details.
The Company accounts for its digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company maintains ownership of and control over its digital assets and may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently evaluated for any impairment losses incurred since acquisition. The Company recognized an impairment of $148,310 on digital assets held as indefinite-lived intangible assets in the twelve months ended December 31, 2022. The Company recognized an impairment of $3,412 on digital assets held as indefinite-lived intangible assets in the twelve months ended December 31, 2021.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets in the twelve months ended December 31, 2022 and 2021.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Revenue Recognition
The Company generates revenue from four primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency, or partner) pays the Company to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access our platforms (“License Fees”); and, (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of the Company's platforms (“Other Fees”).
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
The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

performance obligation of the marketing campaign. The Company may provide one type or a combination of all types of these influencer marketing services on a statement of work for a lump sum fee. When multiple types of performance obligations exist in a contract, the Company allocates revenue to each distinct performance obligation at contract inception based on its relative standalone selling price. These performance obligations are to be provided over a period that generally ranges from one day to one year. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations, and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.
Marketplace Spend Fees Revenue
For Marketplace Spend Fees Revenue, the self-service customers instruct creators found through the Company’s platforms to provide and/or distribute custom content for an agreed-upon transaction price. The Company’s platforms control the contracting, description of services, acceptance of, and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or verified as posted by the system. Based on the Company’s evaluations, this revenue is reported on a net basis since the Company is acting as an agent through its platform for the third-party creator to provide the services or content directly to the self-service customer or to post approved content through one or more social media platforms.
License Fees Revenue
License Fees Revenue is generated by granting customers limited, non-exclusive, non-transferable access to the Company’s technology platforms for an agreed-upon subscription period. Customers access the platforms to manage their influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
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
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the twelve months ended December 31, 2022, and 2021 were approximately $2.0 million and $2.0 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
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
     The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination based on the statute of limitations by the IRS is generally three years; however, the IRS may examine records and other evidence from the year the net operating loss was generated when

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

the Company utilizes net operating loss carryforwards in future periods. The Company’s tax years subject to examination by the Canadian Revenue Agency is generally four years.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of December 31, 2022, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 2 - Financial Instruments of Notes to the Consolidated Financial Statements.
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
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the twelve months ended December 31, 2022, and 2021:

	Twelve Months Ended
2011 Equity Incentive Plans Assumptions	December 31, 2022	December 31, 2021
Expected term	5 years	6 years
Weighted average volatility	120.48%	120.18%
Weighted average risk-free interest rate	1.70%	0.98%
Expected dividends	—	—
Weighted average expected forfeiture rate	37.00%	11.74%
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
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions impacted by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of December 31, 2022, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.
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
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2022:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)	Non-Current Marketable Securities (2)
Cash and cash equivalents	$14,583,955	$—	$—	$14,583,955	$14,583,955	$—	$—
Level 1 (3)
Commercial paper	9,777,252	—	(2,131)	9,775,121	9,775,121	—	—
Money market funds	241,884	—	—	241,884	241,884	—	—
US Treasury securities	11,972,036	—	(206,439)	11,765,597	—	4,926,950	6,838,647
Subtotal	21,991,172	—	(208,570)	21,782,602	10,017,005	4,926,950	6,838,647
Level 2 (4)
Asset back securities	12,173,193	—	(154,576)	12,018,617	—	4,971,754	7,046,863
Corporate debt securities	22,036,262	—	(417,649)	21,618,613	—	6,208,054	15,410,559
Subtotal	34,209,455	—	(572,225)	33,637,230	—	11,179,808	22,457,422
Total	$70,784,582	$—	$(780,795)	$70,003,787	$24,600,960	$16,106,758	$29,296,069
(1) Current Marketable Securities have a holding period under one year.
(2) Non-Current Marketable Securities have a holding period over one year. The securities held by IZEA Worldwide, Inc. mature between one and five years.
(3) Level 1 fair value estimates are based on quoted prices in active markets for identical assets and liabilities.
(4) Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets and liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company recognized realized gains (net of losses) of $2,501 for the twelve months ended December 31, 2022. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

As of December 31, 2022
Due in 1 year or less	$16,106,758
Due in 1 year through 5 years	29,296,069
Total	$45,402,827
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	As of December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$24,600,960	$(2,131)
Government bonds	11,765,597	(206,439)
Corporate debt securities	21,618,613	(417,649)
Asset backed securities	12,018,617	(154,576)
Total	$70,003,787	$(780,795)
During the twelve months ended December 31, 2022, the Company did not recognize any significant credit losses and had no ending allowance balance for credit losses.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2022	December 31, 2021
Furniture and fixtures	$—	$208,583
Office equipment	3,843	66,417
Computer equipment	323,700	541,330
Total	327,543	816,330
Less accumulated depreciation	(170,769)	(661,145)
Property and equipment, net	$156,774	$155,185
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $109,599 and $130,478 for the twelve months ended December 31, 2022 and 2021, respectively.

NOTE 4.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	December 31, 2022		December 31, 2021
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,810,000	2,810,000	2,810,000	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Total definite-lived intangible assets	$6,211,469	$6,211,469	$6,211,469	$6,211,469
Digital assets	64,953	—	213,263	—	Indefinite
Total intangible assets	$6,276,422	$6,211,469	$6,424,732	$6,211,469

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	December 31, 2022	December 31, 2021
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Digital Assets	64,953	213,263
Total	$6,276,422	$6,424,732
Less accumulated amortization	(6,211,469)	(6,211,469)
Intangible assets, net	$64,953	$213,263
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets, in the twelve months ended December 31, 2022, and 2021.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $0 and $505,556 for the twelve months ended December 31, 2022, and 2021, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the twelve months ended December 31, 2021, the Company purchased and received $216,675 in digital assets. During the twelve months ended December 31, 2021, the Company sold $33,921 in digital assets realizing a gain of $189,307. Such gains are presented in other income. The Company impaired the value of its digital assets by $3,412 on December 31, 2021 as the fair market value decreased from the purchase value. The Company did not purchase any digital assets in 2022. The Company impaired the value of its digital assets by $148,310 in the twelve months ended December 31, 2022 as the fair market value decreased from its carrying value. The impairment of digital assets is presented as a non-cash operating expense within general and administrative on the consolidated statements of operations and comprehensive loss. The fair market value of such digital assets held as of December 31, 2022, was $64,953.
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
The Company performs an annual impairment assessment of goodwill in October each year; a quantitative assessment performed in 2022 and a qualitative assessment in 2021 did not indicate that an impairment existed; therefore, no impairment of goodwill has been recorded during these periods.

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	December 31, 2022	December 31, 2021
Software development costs	$4,509,805	$3,036,810
Less accumulated amortization	(2,735,772)	(2,017,210)
Software development costs, net	$1,774,033	$1,019,600

The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. The Company continued to add new features to IZEAx, BrandGraph, and Shake in 2021. In 2022, the Company developed two new web-based influencer marketing platforms, Flex and Marketplace. These new platforms will replace IZEAx and Shake. IZEAx will be sunset in March of 2023 and Shake was sunset in Q4 of 2022. The Company capitalized software development costs of $1,472,995 and $0 during the twelve months ended December 31, 2022, and 2021, respectively. As a result, the Company has capitalized a total of $4,509,805 in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of December 31, 2022.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service, or its actual useful life, if shorter. The Company recorded amortization expense associated with its capitalized software development cost of $0.7 million and $0.5 million during the twelve months ended December 31, 2022, and 2021, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2022, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2023	$591,957
2024	318,305
2025	303,109
2026	297,361
2027	263,301
Total	$1,774,033

NOTE 6.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Accrued payroll liabilities	$1,967,677	$2,251,284
Accrued taxes	39,405	76,079
Current portion of finance obligation	42,858	33,388
Accrued other	80,762	142,131
Total accrued expenses	$2,130,702	$2,502,882

NOTE 7.    NOTES PAYABLE
Canada Emergency Business Account (“CEBA”) Loan
On April 22, 2020, the Company received a Canadian dollar loan in the principal amount of 40,000 CAD ($31,648 USD as of December 31, 2021), from TD Canada Trust Bank pursuant to a CEBA term loan agreement (the “CEBA Loan”). The CEBA Loan has an initial term from inception through December 31, 2022 (the “Initial Term”) and an extended-term from January 1, 2023 through December 31, 2025 (the “Extended Term”). No interest is accrued, and no payments are due on the loan during the Initial Term. On October 21, 2022, the Company received notification from the Government of Canada that a determination had been made that the business did not meet the eligibility criteria for loan forgiveness. The loan was paid in the full amount of 40,000 CAD on November 21, 2022.
Paycheck Protection Program (“PPP”) Loan
On April 23, 2020, the Company received a loan from Western Alliance Bank (the “Lender”) in the principal amount of $1,905,100, under the PPP evidenced by a promissory note issued by the Company (the “Note”) to the Lender. The term of the Note was two years and carried a fixed interest rate of one percent per year. Certain amounts received under the PPP Loan were able to be forgiven if the loan proceeds are used for eligible purposes. On June 18, 2021, the Company was notified by the Lender that the loan had been forgiven by the SBA in full, including accrued interest. The principal amount of $1,905,100 and accrued interest of $22,120, totaling $1,927,220, was recorded as a gain on forgiveness of debt in other income, net in the Company’s consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2021.
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 7.8%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $105,031 and $43,808 as of December 31, 2022, and 2021, respectively, with the short-term portion of $42,858 and $33,388 recorded under accrued expenses in the consolidated balance sheets as of December 31, 2022, and 2021, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Secured Credit Facility
The Company had a secured credit facility agreement (also referred to herein as “line of credit”) with Western Alliance Bank, the parent company of Bridge Bank, N.A. of San Jose, California, which was obtained on March 1, 2013, expanded on April 13, 2015, and terminated in April 2021. During the twelve months ended December 31, 2021, the Company recorded $7,000 in interest cost associated with facility set-up cost amortization. No amounts were outstanding under this secured credit facility as of December 31, 2021, and there are no remaining capitalized loan costs related to the secured credit facility as of December 31, 2021.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $799 and $15,410 during the twelve months ended December 31, 2022, and 2021, respectively. As of December 31, 2022, the future contractual maturities of the Company’s long-term payment obligations by year is set forth in the following schedule:

2023	$42,858
2024	32,438
2025	29,735
Total	$105,031

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of December 31, 2022.
The Company did not have any leasehold rent or operating lease expenses during the twelve months ended December 31, 2022. Total leasehold rent expense recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss was $264,048 for the twelve months ended December 31, 2021. Cash paid for the one operating lease totaled $113,516 during the twelve months ended December 31, 2021.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service, or fully vest upon the age of 60. Total expense for employer matching contributions during the twelve months ended December 31, 2022, and 2021 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended
	December 31, 2022	December 31, 2021
Cost of revenue	$89,418	$51,331
Sales and marketing	122,800	92,925
General and administrative	59,294	87,154
Total contribution expense	$271,512	$231,410
Litigation
From time to time, the Company may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of its business. Litigation is, however, subject to inherent uncertainties, and an adverse result in any such litigation that may arise from time to time that may harm the Company’s business. The Company is currently not aware of any legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on the Company. Regardless of the outcome, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 9.    STOCKHOLDERS’ EQUITY
Authorized Shares
The Company has 200,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Sale of Securities
On June 4, 2020 and January 25, 2021, the Company entered into an ATM Sales Agreements with National Securities Corporation, as sales agent (“National Securities”), pursuant to which the Company could offer and sell shares of the Company's common stock through National Securities, by any method deemed to be an “at the market offering” under Rule 415 of the Securities Act (the “ATM Offering”).
During the twelve months ended December 31, 2021, the Company sold 11,186,084 shares at an average price of $4.16 per share for total gross proceeds of $46.5 million. The June 2020 and January 2021 Sales Agreement were each terminated following the sale of all shares of common stock available to be sold thereunder.
On June 21, 2021, the Company entered into a third ATM Sales Agreement (the “June 2021 Sales Agreement”) with National Securities, as sales agent, pursuant to which the Company could offer and sell, from time to time, through National Securities, up to $100 million shares of the Company’s common stock. The June 2021 Sales Agreement was terminated on September 6, 2022; no shares were sold under this agreement.
Equity Incentive Plans
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “2011 Equity Incentive Plan”). The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units, and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its employees and consultants. As of December 31, 2022, the Company had 2,382,009 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
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
In 2022, the Company issued its five independent directors a total of 105,930 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2022.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the years ended December 31, 2021 and December 31, 2022:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	13,666	$2.28	1.4
Granted	30,324	4.86
Vested	(40,437)	4.25
Nonvested at December 31, 2021	3,553	$1.83	0.7
Granted	105,930	1.18
Vested	(109,197)	1.20
Nonvested at December 31, 2022	286	$1.34	0.3
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $125,000 and $147,329 during twelve months ended December 31, 2022, and 2021, respectively. Expense recognized on restricted stock issued to employees was $6,120 and $24,699 during the twelve months ended December 31, 2022, and 2021, respectively.
On December 31, 2022, the fair value of the Company’s common stock was approximately $0.54 per share and the intrinsic value on the non-vested restricted stock was $155. Future compensation expense related to issued, but non-vested, restricted stock awards as of December 31, 2022, is $383. This value is estimated to be recognized over the weighted-average vesting period of approximately three months.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the twelve months ended December 31, 2022, the Company issued a total of 967,232 restricted stock units initially valued at $900,380 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance.
During the twelve months ended December 31, 2022, the Company issued Mr. Murphy 308,414 restricted stock units valued at $305,493 for incentive compensation under the terms of his amended employment agreement. The restricted stock units vest between 36 and 48 months from issuance.
During the twelve months ended December 31, 2022, the Company issued Mr. Biere 63,094 restricted stock units initially valued at $78,597 for incentive compensation under the terms of his employment agreement. The restricted stock units vest over 36 months from issuance.
During the twelve months ended December 31, 2022, the Company issued Mr. Schram 36,843 restricted stock units initially valued at $46,151 for incentive compensation under the terms of his amended employment agreement. The restricted stock vests between 12 and 48 months from issuance.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock units during the years ended December 31, 2021 and December 31, 2022:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	970,349	$0.39	1.2
Granted	229,638	2.93
Vested	(817,417)	0.83
Forfeited	(7,126)	1.77
Nonvested at December 31, 2021	375,444	$0.96	1.8
Granted	1,375,583	0.97
Vested	(252,751)	0.88
Forfeited	(181,123)	1.22
Nonvested at December 31, 2022	1,317,153	$0.95	2.5
Expense recognized on restricted stock units issued to employees was $328,002 and $575,150 during the twelve months ended December 31, 2022, and 2021, respectively. On December 31, 2022, the fair value of the Company’s common stock was approximately $0.54 per share and the intrinsic value on the non-vested restricted units was $715,217. Future compensation related to the non-vested restricted stock units as of December 31, 2022, is $1,092,494 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.5 years.
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
A summary of option activity under the 2011 Equity Incentive Plans during the years ended December 31, 2021, and December 31, 2022, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2020	1,712,806	$2.56	6.9
Granted	296,569	2.60
Exercised	(182,722)	3.26
Expired	—	—
Forfeited	(30,990)	0.32
Outstanding at December 31, 2021	1,795,663	$2.79	6.4
Granted	125	1.15
Exercised	(71,086)	0.25
Expired	(37,463)	5.36
Forfeited	(22,075)	3.29
Outstanding at December 31, 2022	1,665,164	$2.83	5.27

Exercisable at December 31, 2022	1,375,569	$3.06	4.7

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the twelve months ended December 31, 2022, 71,086 options were exercised for gross proceeds of $18,027. The intrinsic value of the exercised options was $48,860. During the twelve months ended December 31, 2021, 182,722 options were exercised for gross proceeds of $58,971. The intrinsic value of the exercised options was $488,514. The fair value of the Company's common stock on December 31, 2022, was approximately $0.54 per share, and the intrinsic value on outstanding options as of December 31, 2022, was $63,325. The intrinsic value of the exercisable options as of December 31, 2022, was $48,651.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2021, and December 31, 2022, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2020	715,486	$0.56	2.5
Granted	296,569	2.25
Vested	(339,099)	0.73
Forfeited	(17,152)	1.38
Nonvested at December 31, 2021	655,804	$1.22	2.3
Granted	125	1.15
Vested	(306,796)	2.84
Forfeited	(59,538)	4.59
Nonvested at December 31, 2022	289,595	$1.45	1.7
There were outstanding options to purchase 1,665,164 shares with a weighted average exercise price of $2.83 per share, of which options to purchase 1,375,569 shares were exercisable with a weighted average exercise price of $3.06 per share as of December 31, 2022.
Expense recognized on stock options issued to employees during the twelve months ended December 31, 2022, and 2021 was $267,672 and $270,958, respectively. Future compensation related to non-vested awards as of December 31, 2022, is $381,425, and it is estimated to be recognized over the weighted-average vesting period of approximately 1.7 years.
The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the twelve months ended December 31, 2022, and 2021:

Twelve Months Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
December 31, 2021	296,569	$2.60	6.0 years	120.18%	0.98%	—	$2.25	11.74%
December 31, 2022	125	$1.15	5.0 years	120.48%	1.70%	—	$1.15	37.00%
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
During the twelve months ended December 31, 2022, and 2021, employees paid $14,516 to purchase 24,428 shares of common stock and $5,395 to purchase 8,113 shares of common stock, respectively. The stock compensation expense on ESPP Options was $8,978 and $7,932 for the twelve months ended December 31, 2022, and 2021, respectively. As of December 31, 2022, the Company had 363,072 remaining shares of common stock available for future issuances under the ESPP.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the twelve months ended December 31, 2022, and 2021 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended
	December 31, 2022	December 31, 2021
Cost of revenue	$40,895	$9,160
Sales and marketing	64,010	22,115
General and administrative	505,867	847,464
Total stock-based compensation	$610,772	$878,739

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

	Twelve Months Ended
	December 31, 2022	December 31, 2021
Net loss	$(4,469,498)	$(3,140,621)
Weighted average shares outstanding - basic and diluted	62,199,379	60,407,921
Basic and diluted loss per common share	$(0.07)	$(0.05)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2022	December 31, 2021
Stock options	1,736,414	1,750,096
Restricted stock units	813,088	516,180
Restricted stock	49,913	22,632
Total excluded shares	2,599,415	2,288,908

NOTE 11.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2022	December 31, 2021
Managed Services Revenue	$39,456,986	$28,203,556

Marketplace Spend Fees	205,809	319,419
License Fees	1,301,198	1,454,874
Other Fees	131,944	44,528
SaaS Services Revenue	1,638,951	1,818,821

Total Revenue	$41,095,937	$30,022,377

Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $35.2 million for the twelve months ended December 31, 2022, is recognized over time. Content revenue, which totaled $4.3 million during the twelve months ended December 31, 2022, is recognized at a point in time.

The following table provides the Company’s revenues as determined by the country of domicile:

	Twelve Months Ended
	December 31, 2022	December 31, 2021
United States	$40,481,138	$29,390,892
Canada	614,799	631,485
Total	$41,095,937	$30,022,377
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	December 31, 2022	December 31, 2021
Accounts receivable, net	$5,664,727	$7,599,103
Contract liabilities (unearned revenue)	11,247,746	11,338,095
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2021 was $11,338,095. Of that balance, $9.9 million was carried to revenue during 2022. The majority of the carryover from the prior year is related to one large prepaid customer account and a few smaller accounts that needed to be pushed out. The Company expects to recognize the associated revenue in 2022. The accounts receivable balance as of December 31, 2021 was $7,599,103. $35,600 of the outstanding receivables balance from the prior year is still outstanding as of December 31, 2022. The carryforward receivables balance is fully reserved as of December 31, 2022.
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
Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at December 31, 2022, and December 31, 2021, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on December 31, 2022, within the next year.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 12.     INCOME TAXES

    The components of the Company’s net deferred income taxes are as follows (rounded):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forwards	$24,823,000	$23,877,000
Accrued expenses	368,000	430,000
Stock option and warrant expenses	618,000	504,000
Accounts receivable	39,000	41,000
Other	180,000	(42,000)
Total deferred tax assets	26,028,000	24,810,000
Valuation allowance	(25,921,000)	(24,684,000)
Net deferred tax assets	107,000	126,000

Deferred tax liabilities:
Fixed and tangible assets	(107,000)	(126,000)
Total deferred tax liabilities	(107,000)	(126,000)

Total deferred tax assets (liabilities)	$—	$—

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended
	December 31, 2022	December 31, 2021
Federal income tax at statutory rates	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	23.2%	53.7%
Deferred state taxes	(3.3)%	(7.2)%
Non-deductible expenses:
ISO & Restricted stock compensation	0.9%	(6.4)%
Change in state deferred rate	1.1%	(5.9)%
PPP loan forgiveness	—%	(13.4)%
Other	(0.9)%	0.2%
Income taxes at effective rates	—%	—%

The Company has incurred net losses for tax purposes every year since its inception. As of December 31, 2022, the Company had approximately $93.7 million in net operating loss carryforwards for U.S. federal income tax purposes and $95.8 million in net operating loss carryforwards for state income tax purposes, which in the aggregate expire in various amounts between the years of 2026 and 2040. The Company's ability to deduct its historical net operating losses may be limited in the future due to IRC Section 382 as a result of the substantial issuances of common stock in 2012 through 2021. Certain of the Company's net operating losses acquired in connection with the Ebyline, ZenContent, and TapInfluence acquisitions also may be limited by IRC Section 382. The change in the valuation allowance for the twelve months ended December 31, 2022, was an increase of $1.2 million resulting primarily from net operating losses generated during the period. The change in the valuation allowance for the twelve months ended December 31, 2021, was an increase of $1.7 million, resulting primarily from net operating losses generated during the period. The Company has deemed any foreign earnings will be indefinitely reinvested.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Currently, foreign operations have resulted in an accumulated deficit. The Company will continue to analyze their stance if circumstances change in the future.

NOTE 13.     SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through March 31, 2023 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2022, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our assessment included reviewing and testing additional control procedures designed to remediate a material weakness identified in 2021 related to our recognition of liabilities and associated costs related to the Company’s Managed Services within its IZEAx platform. Based upon strengthened control procedures and independent validation thereof, we consider this material weakness to be remediated as of December 31, 2022. Based on our assessments, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Pursuant to the rules of the SEC, management's annual report on internal control over financial reporting is not subject to attestation by our independent registered public accounting firm and we are not required to provide an attestation report. Accordingly, Grant Thornton, LLP has not issued an attestation report on our internal control over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
During the twelve months ended December 31, 2022, the Company utilized the new Enterprise Resource Planning
(“ERP”) system to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to senior leadership. The Company engaged an independent third-party technical accounting expert to assist management with the review and evaluation of our processes and pertinent controls. We also implemented additional controls over liability and cost recognition procedures in our Managed Services. Other than as described above, there have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the twelve months ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

$1M Share Repurchase Authorization

On February 28, 2023, the Company’s Board of Directors authorized the Company to establish a share repurchase program for up to $1.0 million shares of the Company's common stock. The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with federal securities laws. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

    The names and ages of the Company’s executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	46	Founder, Chairman of the Board, and Chief Executive Officer
Ryan S. Schram	42	President, Chief Operating Officer, and Director
Peter J. Biere	66	Chief Financial Officer
Brian W. Brady	64	Director, Nominating Committee Chair
John H. Caron	65	Director
Lindsay A. Gardner	62	Director
Daniel R. Rua	53	Director, Compensation Committee Chair
Patrick J. Venetucci	54	Director, Audit Committee Chair
Executive Officers
Edward H. (Ted) Murphy, Founder, Chairman of the Board, and Chief Executive Officer, founded IZEA in February 2006 as part of MindComet Corp., an interactive advertising agency that he started in 1999 and served as Chief Executive Officer. IZEA was later spun out of MindComet in September 2006 and Mr. Murphy has served as Chief Executive Officer and a director of IZEA since such time. Mr. Murphy is a serial entrepreneur who is recognized as a pioneer in paid blogging and a catalyst behind the social sponsorship industry. As the Founder and Chief Executive Officer, Mr. Murphy leads IZEA, both with his day-to-day operational leadership and with his strategic vision for IZEA and its products. Mr. Murphy attended Florida State University before starting MindComet and several other earlier Internet-related businesses. Mr. Murphy brings to the Board extensive knowledge of the social sponsorship industry and a deep background in social media, mobile technology, and e-commerce, as well as significant experience in financing technology growth companies.
Ryan S. Schram, President, Chief Operating Officer, and Director, joined the Company in September 2011 as a senior executive leading the Company’s operations, client development, corporate strategy, customer success, marketing communications, and talent acquisition/retention efforts and was named President in January 2021. Prior to joining us, from 2005 to 2011, Mr. Schram served in various leadership roles, most recently as Group Vice President, at the leading engagement marketing company, Hello World (previously ePrize). Earlier in his career, Mr. Schram held roles of increasing responsibility at CBS/Westwood One and Clear Channel Interactive (now iHeartMedia). Mr. Schram holds a Bachelor of Arts degree in Management from the Eli Broad College of Business at Michigan State University. Mr. Schram joined the Company’s Board in October 2012 and brings substantial knowledge and working experience in marketing services and client development within rapidly evolving industries.
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
Directors
Brian W. Brady, Director, Nominating Committee Chairman, joined the Company’s Board in August 2012. From 1995 to December 2019, Mr. Brady was the President and Chief Executive Officer of Northwest Broadcasting, Inc., and Chairman of Bryson Holdings LLC. Collectively, these companies owned and operated 15 television stations in nine markets. Mr. Brady currently serves on the board of Duration Media, a proprietary digital ad impression technology product, Syncbak, a privately held technology company, Terrier Media, and Sparx Technology, Inc. (formerly iPowow USA, Inc.). Mr. Brady is also one of three senior advisors for Manhattan West Asset Management, an independent wealth management and high net worth financial advisory firm. Mr. Brady previously served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. He also previously served on the board of the National Association of Broadcasting (8 years), Saga Communication (9 years) and the Ferris State College Foundation Board (7 years). Mr. Brady holds a Bachelor of Science degree in advertising from Ferris State University. Mr. Brady brings to the Company’s Board more than 25 years of experience in the multi-media industry, making his input invaluable to us as we expand our portfolio of customers and platform offerings.
John H. Caron, Director, joined the Company’s Board in April 2015. Mr. Caron has 30+ years of marketing experience in the consumer-packaged goods and restaurant industries. Since May 2017, Mr. Caron has served as Vice President and a director of Entrepreneurs in Action, Inc., a Florida benefit corporation, which, among other things, will be the Manager of one or more funds to invest in early-stage and start-up social enterprises. Mr. Caron has also served as an independent director on the board of Tijuana Flats since November 2015 and currently serves as its Chairman, sits on the board of Thrive Frozen Nutrition, Inc. since April 2014, and previously served on the board of venVelo, a Central Florida early-stage venture fund, since May 2013. Prior to joining the Company’s Board, Mr. Caron was a member of the Company’s Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013, Darden’s Chief Marketing Officer from March 2010 to May 2011 and Darden’s Executive Vice President of Marketing for Olive Garden from 2003 to 2010. Before joining Darden Restaurants, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor of Science degree in Political Science from The Colorado College and a Master’s degree in American Politics from New York University Department of Politics. Mr. Caron also earned a Master’s in Business Administration in Marketing from New York University Stern School of Business. Mr. Caron’s decades of experience in leading and managing marketing and branding operations in highly competitive industries position him well to serve on the Company’s Board.
Lindsay A. Gardner, Director, joined the Company’s Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Mr. Gardner is Director and Interim CEO of Soofa, an outdoor advertising and smart city communication platform, operating its innovative solar-powered digital kiosks in 17 states. Until August 2020, Mr. Gardner served as Senior Vice President and Chief Content Officer of T-Mobile, the nation’s third-largest wireless company, where he spearheaded the company’s entry into video. Previously, he was the Chief Content Officer of Layer3TV, the first new cable operator to launch in the U.S. in a decade. Mr. Gardner joined Layer3TV in January 2015 and led its commercial launch and subsequent sale to T-Mobile. Prior to that, Mr. Gardner was a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $100 billion under management where, beginning in May 2010, he focused on global buyout opportunities in the media sector. From 1999 until mid-2007, Mr. Gardner was Fox Networks’ President, Distribution. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board due to his significant experience in the media, technology, and entertainment industries, as both an executive and a private equity investor.
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
Patrick J. Venetucci, Director, Audit Committee Chairman, joined the Company’s Board in December 2018. Since 2018, Mr. Venetucci has served as Chief Executive Officer of MERGE, a private equity-backed company that merges creative, technology and media solutions for clients in the health, financial services, and consumer industries. From 2016 to 2018, Mr. Venetucci was the President of USA Operations and Integration for Dentsu Aegis Network, one of the largest holding companies in the advertising industry. In 2013, Mr. Venetucci founded the MobileAngelo Group, a technology investment and consulting firm, where he initiated a global mobile roll-up capitalized by private equity and other ventures in technology that enable digital transformation and served as its Chief Executive Officer until 2016. From 1990 to 2013, Mr. Venetucci worked for Leo Burnett Worldwide, a global advertising network, serving as its President of Global Operations from 2009 to 2013. In this capacity, he was responsible for growing large global accounts and leading global corporate functions such as corporate strategy, Mergers and Acquisitions, enterprise technology, internal audit, procurement, and production. Before this, Mr.

Venetucci was Leo Burnett’s Global Head of Human Resources, where he chaired the executive compensation committee. Earlier in his career at Leo Burnett, he spent over a decade developing fully integrated marketing campaigns for several Fortune 500 clients, and worked at Leo Burnett Tokyo for three years, where he started the company’s first digital marketing service. Mr. Venetucci has served as an advisor to several innovative public and private technology companies, including Solstice Mobile, Signal, ParqEx, and Quiver, as well as to private equity firms. Mr. Venetucci has a Master’s in Business Administration in Finance and in Marketing and Entrepreneurship from the University of Chicago and a Bachelor of Arts in Communications Studies from the University of Iowa. Mr. Venetucci’s extensive knowledge of the advertising industry, as well as knowledge of financial and operational issues, positions him well to serve on the Company’s Board.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of its outstanding common stock to file initial reports of ownership with respect to the Company’s equity securities and reports of changes in such ownership with the SEC. SEC regulations require such persons to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of the copies of the reports that it received and written representations that no other reports were required, the Company identified at least one report for each of the executive officers that was filed late due to administrative error. Each of the delinquent reports were for the issuance or vesting of restricted stock units per each officer’s compensation agreement.

Officer Name(s)	Reporting Date	Filing Date	Section 16(a) Report
Edward Murphy, Ryan Schram, and Peter Biere	4/1/22	4/11/22	Form 4
Edward Murphy, Ryan Schram, and Peter Biere	6/30/22	7/6/22	Form 4
Edward Murphy, Ryan Schram, and Peter Biere	08/16/22	11/21/22	Form 4
Edward Murphy and Ryan Schram	10/31/22	11/3/22	Form 4
Peter Biere	10/31/22	11/4/22	Form 4
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2022, the members of the Company’s Compensation Committee were Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci with Mr. Rua serving as the Chairman of the Compensation Committee. None of the directors who served on the Compensation Committee in 2022 served as one of the Company’s employees in 2022 or has ever served as one of its officers. During 2022, none of the Company’s executive officers served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on its Board of Directors or Compensation Committee.
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
The Audit Committee is comprised of three non-employee directors: John H. Caron, Daniel R. Rua, and Patrick J. Venetucci. Mr. Venetucci serves as the audit committee chairperson and is designated as the “audit committee financial expert” based on his experience as an executive officer of multiple international companies, service on a compensation committee, and graduate degree in finance. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. The Audit Committee met telephonically seven times during the year ended December 31, 2022.
Compensation Committee. The Compensation Committee is responsible for reviewing and approving the Company’s compensation policies, including executive officers. The Compensation Committee also reviews and administers the Company’s equity incentive compensation plans and recommends and approves grants of stock options or other awards under that plan.
    The Compensation Committee is comprised of three non-employee directors, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci. The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. Mr. Rua serves as the chairman of the Compensation Committee. The Compensation Committee met eight times telephonically during the year ended December 31, 2022, in addition to performing multiple actions through written consents.
Nominations and Corporate Governance Committee. The purpose of the Nominations and Corporate Governance Committee is to select or recommend for the Company’s Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of its Board. The Nominations and Corporate Governance Committee’s duties also include considering the adequacy of the Company’s corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of all of the Board’s non-employee directors: Brian W. Brady, John H. Caron, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci. Mr. Brady serves as the chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee met one time during the year ended December 31, 2022.
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
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, and any person performing similar functions), and employees. The Company has made its Code of Business Conduct and Ethics available on its website at https://izea.com. Amendments to the Code of Business Conduct and Ethics or any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

ITEM 11 - EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as the Company’s principal executive officer (“PEO”) during the year ended December 31, 2022; (ii) the two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2022; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that such individuals were not serving as executive officers as of December 31, 2022 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Comp (3)	Total
Edward H. (Ted) Murphy(4)	2022	$316,461	$305,493	$—	$92,147	$814	$714,915
Chief Executive Officer	2021	310,278	394,000	361,646	90,894	814	1,157,632
Ryan S. Schram (5)	2022	305,769	46,151	—	312,876	371	665,167
President, Chief Operating Officer	2021	298,971	—	51,980	301,232	356	652,539
Peter J. Biere(6)	2022	248,558	78,597	—	39,135	—	366,290
Chief Financial Officer	2021	204,808	14,735	81,227	38,730	—	339,500

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
(2)     Cash bonus amounts paid in 2022 and 2021 consisted of incentive compensation payable pursuant to each individual’s employment agreement are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(3)     Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.
(4)    For the year ended December 31, 2021, Mr. Murphy was awarded cash bonuses totaling $90,894, restricted stock units valued at $394,000, and stock options with a fair value of $361,646 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. For the year ended December 31, 2022, Mr. Murphy was awarded cash bonuses totaling $92,147 and restricted stock units valued at $305,493 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Murphy's total compensation plan.
(5)    For the year ended December 31, 2021, Mr. Schram was awarded cash bonuses totaling $301,232 and stock options with a fair value of $51,980 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. For the year ended December 31, 2022, Mr. Schram was awarded cash bonuses totaling $312,876 and restricted stock units valued at $46,151 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Schram's total compensation plan.

(6)    Mr. Biere was appointed as the Company’s Chief Financial Officer effective April 1, 2021. For the year ended December 31, 2021, Mr. Biere was awarded cash bonuses totaling $38,730, restricted stock units valued at $14,735, and stock options with a fair value of $81,227 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. For the year ended December 31, 2022, Mr. Biere was awarded cash bonuses totaling $39,135 and restricted stock units valued at $78,597 pursuant to quarterly and annual performance bonus awards granted in his employment agreement. See Employment Agreements below for details on Mr. Biere's total compensation plan.
Outstanding Equity Awards at Fiscal Year End
    Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2022 pursuant to the Company’s equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price (1)	Option Expiration Date
Edward H. (Ted) Murphy	25,000	—		$5.00	3/1/2023
Chief Executive Officer	9,384	—		$5.00	3/1/2023
	219,949	—		$5.00	8/15/2023
	40,000	—		$5.20	12/26/2024
	7,300	—		$7.80	4/1/2025
	3,108	—		$8.40	7/1/2025
	3,307	—		$8.00	10/1/2025
	37,388	—		$7.80	11/30/2025
	8,297	—		$6.91	3/30/2026
	5,539	—		$5.75	5/16/2026
	8,058	—		$7.22	8/16/2026
	6,299	—		$4.72	11/17/2026
	40,000	—		$4.75	11/30/2026
	14,249	—		$4.20	3/31/2027
	11,887	—		$2.75	5/12/2027
	28,113	—		$1.95	8/14/2027
	40,000	—		$4.65	11/30/2027
	7,620	—		$1.34	6/5/2028
	13,779	—		$1.10	8/16/2028
	8,601	—		$1.46	11/16/2028
	40,000	—		$1.33	11/30/2028
	9,394	—		$0.65	5/14/2029
	200,000	12,500	(4)	$1.06	4/23/2029
	13,543	—		$0.42	8/14/2029
	200,000	29,166	(3)	$0.31	8/27/2029
	22,922	16,668	(4)	$0.17	4/1/2030
	187,000	74,021	(3)	$1.26	8/27/2030
	19,932	8,305	(3)	$3.85	4/1/2031
	13,254	5,891	(2)	$2.96	5/18/2031
	20,665	10,907	(2)	$1.89	8/17/2031
	101,481	65,543	(3)	$2.28	8/27/2031
	13,249	8,097	(2)	$2.41	11/16/2031

Ryan S. Schram	5,000	—		$5.00	3/1/2023
President, Chief Operating Officer	3,750	—		$5.00	3/1/2023
	6,667	—		$5.60	1/1/2025
	1,217	—		$7.80	4/1/2025
	511	—		$8.40	7/1/2025
	560	—		$8.00	10/1/2025
	6,355	—		$7.60	1/1/2026
	1,383	—		$6.91	3/30/2026
	923	—		$5.75	5/16/2026

	1,343	—		$7.22	8/16/2026
	1,050	—		$4.72	11/17/2026
	6,667	—		$4.51	1/1/2027
	2,375	—		$4.20	3/31/2027
	2,412	—		$2.75	5/12/2027
	4,255	—		$1.95	8/14/2027
	6,667	—		$4.52	1/1/2028
	2,802	—		$1.34	6/5/2028
	3,241	—		$1.10	8/16/2028
	624	—		$1.46	11/16/2028
	6,667	—		$0.98	1/1/2029
	6,509	678	(2)	$0.65	5/14/2029
	9,569	1,595	(2)	$0.42	8/14/2029
	6,667	1,668	(3)	$0.24	1/1/2030
	6,667	2,085	(2)	$0.17	3/31/2030
	16,155	8,088	(3)	$1.82	1/1/2031
	3,334	1,876	(3)	$3.85	4/1/2031
	2,209	—		$2.96	5/18/2031
	3,444	—		$1.89	8/17/2031
	2,208	—		$2.41	11/16/2031

Peter J. Biere	20,000	11,250	(3)	$3.85	4/1/2031
Chief Financial Officer	4,960	2,756	(2)	$1.89	8/17/2031
	3,179	2,031	(2)	$2.41	11/16/2031

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
Listed below is information with respect to unvested shares of restricted stock or restricted stock units held by each Named Executive Officer as of December 31, 2022, pursuant to the Company’s equity incentive plans:

		Stock Awards
Name		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward H. (Ted) Murphy	(1)	37,671	$12,055
Chief Executive Officer	(2)	5,460	$845
	(2)	1,656	$1,010
	(2)	3,122	$3,528
	(2)	7,420	$6,777
	(3)	29,552	$48,761
	(3)	11,406	$12,204
	(3)	23,965	$24,205
	(3)	179,165	$160,657
	(3)	26,626	$17,712

Ryan S. Schram	(4)	21,252	$5,936
Chief Operating Officer	(4)	9,765	$1,511
	(4)	1,120	$683
	(4)	1,083	$1,224
	(4)	2,046	$1,869
	(5)	13,993	$18,751
	(6)	1,642	$2,709
	(6)	854	$914
	(6)	2,994	$3,024
	(6)	4,184	$2,783

Peter J. Biere	(7)	2,501	$4,727
Chief Financial Officer	(7)	1,835	$4,422
	(8)	15,152	$25,000
	(9)	10,857	$17,914
	(9)	6,148	$6,578
	(9)	11,864	$11,983
	(9)	13,146	$8,745

(1)All restricted stock units convert to an equal number of stock shares upon vesting. On August 29, 2019, the Company issued 258,312 restricted stock units for Mr. Murphy’s 2019 stock bonus award under his employment agreement. The stock was initially valued at $82,660 and vests in equal monthly installments over 48 months.
(2)On April 3, 2020, May 31, 2020, August 31, 2020, and November 30, 2020, the Company issued 65,531, 14,918, 16,072, and 26,707 restricted stock units, respectively, for Mr. Murphy’s 2019 annual stock bonus award and his 2020 quarterly stock bonus awards under his employment agreement. The stock was initially valued at $10,138, $9,097, $18,161, and $24,394 and vests in equal monthly installments over 36 months after issuance.
(3)On April 1, 2022, May 19, 2022, August 16, 2022, and November 18, 2022, the Company issued 39,403, 14,665, 29,959, and 27,387 restricted stock units, respectively, for Mr. Murphy’s 2022 quarterly stock bonus awards under his employment agreement. On August 27, 2022, the Company issued 200,000 restricted stock units initially valued at $179,340 for Mr. Murphy’s 2022 annual stock bonus. As of December 31, 2022, Mr. Murphy has 326,043 restricted stock units that are unvested with a total market value of $287,754 based on the closing stock price of $0.54 on December 31, 2022.
(4)All restricted stock units convert to an equal number of common stock shares upon vesting. On January 3, 2020, April 3, 2020, May 31, 2020, August 31, 2020, and November 30, 2020, the Company issued 84,994, 31,271, 3,347, 2,730, and 4,476 restricted stock units for Mr. Schram’s 2020 quarterly stock bonus award and annual stock bonus award under his employment agreement. The stock was initially valued at $23,739, $4,838, $2,041, $3,085, and $4,088 and vests in equal monthly installments over 48 months.

(5)On January 1, 2022, the Company issued 18,657 restricted stock units for Mr. Schram’s 2021 annual stock bonus award under his employment agreement. The stock was initially valued at $25,000 and vests in equal monthly installments over 48 months.
(6)On April 1, 2022, May 19, 2022, August 16, 2022, and November 18, 2022, the Company issued 6,567, 2,562, 4,493, and 4,564 restricted stock units, respectively, for Mr. Schram’s 2022 quarterly stock bonus award under his employment agreement. The stock was initially valued at $10,836, $2,741, $4,538, and $3,036 and vests in equal monthly installments over 12 months. As of December 31, 2022, 58,933 restricted stock units are unvested with a total market value of $39,403 based on the closing stock price of $0.54 on December 31, 2022.
(7)All restricted stock units convert to an equal number of common stock shares upon vesting. On August 17, 2021 and November 16, 2021, the Company issued 4,286 and 2,753 restricted stock units for Mr. Biere’s quarterly stock bonus awards under his employment agreement. The stock was initially valued at $8,101 and $6,635 and vests in equal monthly installments over 36 months.
(8)On April 1, 2022, the Company issued 15,152 restricted stock units for Mr. Biere’s annual stock award under his employment agreement. The stock was initially valued at $25,000 and has cliff vesting of 25% at one year and then quarterly over 36 months.
(9)On April 1, 2022, May 19, 2022, August 16, 2022, and November 18, 2022 the Company issued 14,476, 7,378, 12,942, and 13,146 restricted stock units, respectively, for Mr. Biere’s 2022 quarterly stock bonus award under his employment agreement. The stock was initially valued at $23,885, $7,894, $13,072, and $8,745 and vest quarterly over 36 months. As of December 31, 2022, 61,503 restricted stock units are unvested with a total market value of $79,370 based on the closing stock price of $0.54 on December 31, 2022.
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
Effective January 1, 2023, the Company entered into a second amendment to Mr. Biere’s employment agreement that increases the executive’s salary to $320,000 per year. The amendment also increases the eligible bonus amount up to $144,000 annually paid in cash, based on meeting and exceeding mutually agreed upon key performance indicators/goals (KPIs). The bonus will be split in five equal parts, issued once per quarter and once per year for annual KPIs. Mr. Biere will also be granted RSUs annually on the anniversary of the effective date of the agreement equal to $25,000 divided by the fair market value of the Company’s stock but shall not exceed 100,000 shares. In the event the grant is limited by the 100,000 share cap, the executive will receive 100% of the difference in cash.
Equity Incentive Plans
In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc., which was amended and restated in 2020 (the “2011 Plan”). The 2011 Plan allows the Company to award restricted stock, restricted stock units, and stock options, covering up to 7,500,000 shares of common stock as incentive compensation for its employees and consultants. On August 22, 2011, the Board adopted the 2011 B Equity Incentive Plan (the “2011 B Plan”) reserving 4,375 shares of common stock for issuance under the August 2011 Plan. The 2011 B Plan expired on August 22, 2021. As of December 31, 2022, an aggregate of 2,464,147 shares of common stock has been issued in respect of exercised and vested awards under the 2011 Plan.

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
The Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 500,000 shares of its common stock. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six-month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Company’s Board. As of December 31, 2022, 136,928 shares have been issued under the ESPP.
The following table sets forth information regarding the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	2,982,317	$2.83	2,745,081
_______________
(1)     As of December 31, 2022, the Company had 2,382,009 shares of common stock available for future issuance under the May 2011 Equity Incentive Plan, zero shares of common stock available for future issuance under its August 2011 Equity Incentive Plan and 363,072 shares of common stock available for future issuance under its 2014 Employee Stock Purchase Plan.
As of March 24, 2023, the Company had 62,414,215 shares of common stock issued, which includes 95 shares of unvested restricted stock, outstanding stock options to purchase 1,611,298 shares of its common stock at an average exercise price of $2.76 per share and unvested restricted stock units of 1,461,980 shares with an intrinsic value of $945,936.
Director Compensation
The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director for the Company during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Brian W. Brady (1)	$25,000	$25,000	$—	$50,000
John H. Caron (2)	$29,000	$25,000	$—	$54,000
Lindsay A. Gardner (3)	$25,000	$25,000	$—	$50,000
Daniel R. Rua (4)	$29,000	$25,000	$—	$54,000
Patrick J. Venetucci (5)	$28,000	$25,000	$—	$53,000
(1)In 2022, Mr. Brady received 21,186 shares of restricted stock with a grant date fair value of $25,000. The shares vested in equal monthly installments from January through December 2022. Mr. Brady also received cash compensation of $25,000 in accordance with the Company’s non-employee director compensation program.

(2)In 2022, Mr. Caron received 21,186 shares of restricted stock with a grant date fair value of $25,000 upon issuance. The shares vested in equal monthly installments from January through December 2022. Mr. Caron also received cash compensation of $29,000 in accordance with the Company’s non-employee director compensation program.
(3)In 2022, Mr. Gardner received 21,186 shares of restricted stock with a grant date fair value of $25,000 upon issuance. The shares vested in equal monthly installments from January through December 2022. Mr. Gardner also received cash compensation of $25,000 in accordance with the Company’s non-employee director compensation program.
(4)In 2022, Mr. Rua received 21,186 shares of restricted stock with a grant date fair value of $25,000 upon issuance. The shares vested in equal monthly installments from January through December 2022. Mr. Rua also received cash compensation of $29,000 in accordance with the Company’s non-employee director compensation program.
(5)In 2022, Mr. Venetucci received 21,186 shares of restricted stock with a grant date fair value of $25,000 upon issuance. The shares vested in equal monthly installments from January through December 2022. Mr. Rua also received cash compensation of $28,000 in accordance with the Company’s non-employee director compensation program.
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
Effective January 1, 2023, the Board amended the compensation program for each serving non-employee director to receive the following compensation:
•An annual board retainer fee of $60,000 to be in restricted stock issued in $15,000 increments on the last day of each quarter and priced at fair market value, vesting immediately.
•A cash retainer fee of $35,000 per year.
•A standard fee of $5,500 per year paid out to each Audit Committee member, except with regard to the Audit Committee Chair, who shall receive a fee of $15,000 per year.
•A standard fee of $4,500 per year paid out to each Compensation Committee member, except with regard to the Compensation Committee Chair, who shall receive a fee of $10,000 per year.
•A standard fee of $3,000 per year paid out to each Nominating & Corporate Governance Committee member, except with regard to the Nominating & Corporate Governance Committee Chair, who shall receive a fee of $5,500 per year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table presents information concerning the beneficial ownership of the Company’s common stock as of March 24, 2023 by:
•each person or group of affiliated persons, known to the Company to beneficially own more than 5% of the Company’s outstanding common stock (“5% holders”);
•each of the Company’s directors and named executive officers; and,
•all of the Company’s directors and executive officers as a group.
The number of shares of the Company’s common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 24, 2023, or by May 23, 2023, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. The Company is not aware of any 5% holders of its common stock as of March 24, 2023.
Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, and the address of each person named in the following table is c/o IZEA Worldwide, Inc., 1317 Edgewater Dr #1880 Orlando, FL 32804.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	1,972,021	3.1%
Ryan S. Schram (3)	286,188	*
Peter J. Biere (4)	21,432	*
Brian W. Brady (5)	1,553,993	2.5%
John H. Caron (6)	162,472	*
Lindsay A. Gardner (7)	206,503	*
Daniel R. Rua (8)	98,139	*
Patrick J. Venetucci (9)	124,323	*
All executive officers and directors as a group (8 persons)(10)	4,425,071
_______________
* Less than 1 percent.
(1)The applicable percentage of ownership for each holder is based on 62,414,215 shares outstanding as of March 24, 2023.
(2)Includes 791,835 outstanding shares of common stock, exercisable stock options to purchase 1,148,220 shares of common stock, and 31,966 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(3)Includes 172,617 outstanding shares of common stock, exercisable stock options to purchase 105,241 shares of common stock, and 8,330 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(4)Includes 6,459 outstanding shares of common stock and exercisable stock options to purchase 1,102 shares of common stock under the 2011 Plan.
(5)Includes 1,543,486 outstanding shares of common stock and stock options exercisable for 10,507 shares of common stock under the 2011 Plan.
(6)Includes 159,972 outstanding shares of common stock, stock options exercisable for 2,500shares of common stock under the 2011 Plan.
(7)Includes 205,349 outstanding shares of common stock and stock options exercisable for 1,154 shares of common stock under the 2011 Plan.
(8)Includes 88,549 outstanding shares of common stock and stock options exercisable for 9,590 shares of common stock under the 2011 Plan.
(9)Includes 119,323 outstanding shares of common stock and stock options exercisable for 5,000 shares of common stock under the 2011 Plan.
(10)For all executive officers and directors as a group, this amount includes outstanding shares of common stock, exercisable stock options to purchase 1,283,314 shares of common stock, and 43,167 restricted stock units expected to vest within 60 days of March 24, 2023, under the 2011 Plan as further detailed in footnotes (2) through () above.

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

Certain Transactions
During the fiscal years ended December 31, 2022 and 2021, there were no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeded the lesser of $120,000 or 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of its officers, directors, beneficial owners of more than 5% of the Company’s outstanding common stock or other related persons had or will have a direct or indirect material interest.
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
Each engagement of BDO USA, LLP (“BDO”) and GRANT THORNTON, LLP (“GT”), independent registered public accounting firms, have been approved in advance by the Board, and none of those engagements made use of the de minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.
The aggregate fees billed by the principal accountant(s) for each of the last two fiscal years for professional services rendered for the audit and review of the financial statements were $708,645 and $269,941 for the twelve months ended December 31, 2022, and 2021, respectively. Fees for 2022 were substantially higher due to the restatement included in our Annual Report on Form 10-K for the fiscal year 2021 and transition from BDO to GT.

	Twelve Months Ended December 31,
Fee Category	2022	2021
Audit Fees (1)	$646,937	$197,633
Tax Fees (2)	61,708	72,308
Total	$708,645	$269,941
(1) “Audit Fees” means the aggregate fees billed by the principal accountant(s) for each of the last two fiscal years for professional services rendered for the audit and review of financial statements.
(2) “Tax Fees” means the aggregate fees billed by tax professionals for costs associated with the preparation and filing of taxes.

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

3.6		Amended and Restated Bylaws of IZEA, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on November 23, 2011).
3.7		First Amendment to Bylaws of IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 27, 2022).
3.8		Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2011).
3.9
Articles of Merger of IZEA Innovations, Inc. filed with the Secretary of State of the State of Nevada effective April 5, 2016 (Incorporated by reference to Exhibit 3.11 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016).

3.1
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

3.12
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

10.3	(a)	Summary of director compensation plan (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020).

10.4	(a)
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

10.7	(a)	First Amendment to Amended and Restated Executive Employment Agreement between IZEA Worldwide, Inc. and Edward H. Murphy dated January 28, 2022.
10.8	(a)	First Amendment to Amended and Restated Executive Employment Agreement between IZEA Worldwide, Inc. and Ryan Schram dated January 28, 2022 and effective January 1, 2022.
10.9	(a)	First Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 28, 2022.
10.11	(a)	Second Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 9, 2023.
10.12	(a)	Forms of grant notice, stock option agreement, and notice of exercise under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan.
10.13	(a)	Forms of restricted stock unit grant notice and award agreement under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan.
10.14	(a)	Forms of restricted stock award grant notice and award agreement under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan.
21.1	*	List of Subsidiaries of IZEA Worldwide, Inc.
23.1	*	Consent of BDO USA, LLP, independent registered public accounting firm.
23.2	*	Consent of GRANT THORNTON, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (c)	The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc. a Nevada corporation

March 31, 2023	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

March 31, 2023	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	March 31, 2023
Edward H. Murphy
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ Peter J. Biere	March 31, 2023
Peter J. Biere
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	March 31, 2023
Ryan S. Schram
President, Chief Operating Officer and Director
/s/ Brian W. Brady	March 31, 2023
Brian W. Brady
Director
/s/ John H. Caron	March 31, 2023
John H. Caron
Director
/s/ Lindsay A. Gardner	March 31, 2023
Lindsay A. Gardner
Director
/s/ Daniel R. Rua	March 31, 2023
Daniel R. Rua
Director
/s/ Patrick J. Venetucci	March 31, 2023
Patrick J. Venetucci
Director