Form 10-K/A
period 2022-12-31
IZEA Worldwide, Inc.
filed 2023-04-19
CIK 1495231

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The signed consent of GRANT THORNTON LLP, the Company’s independent registered public accounting firm, was delivered prior to the filing of the Form 10-K for the year ended December 31, 2022, originally filed on March 31, 2023 (the “Original Filing”); however, the conformed signature was inadvertently omitted from the version of the consent filed via EDGAR. This amendment is being filed to include the conformed signature.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.Documents filed as part of this Amendment:
1.Consolidated Financial Statements:
The following documents were previously filed with the SEC on March 31, 2023 as part of our Annual Report on Form 10-K for the year ended December 31, 2022, which is being hereby amended.
Consolidated Balance Sheets - December 31, 2021 and 2022
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2022
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2022
Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 222
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm - BDO USA, LLP Orlando, FL PCAOB 243
Reports of Independent Registered Public Accounting Firm - GRANT THORNTON LLP Charlotte, NC PCAOB 248
2. List of Exhibits

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

10.3	+	Summary of director compensation plan
10.4	(a)
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
First Amendment to Amended and Restated Executive Employment Agreement between IZEA Worldwide, Inc. and Edward H. Murphy dated January 28, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022.)

10.8	(a)
First Amendment to Amended and Restated Executive Employment Agreement between IZEA Worldwide, Inc. and Ryan Schram dated January 28, 2022 and effective January 1, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022.)

10.9	(a)
First Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 28, 2022. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-k filed with the SEC on February 25, 2022.)

10.11	(a)
Second Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 9, 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022.)

10.12	+(a)	Forms of grant notice, stock option agreement, and notice of exercise under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan.
10.13	+(a)	Forms of restricted stock unit grant notice and award agreement under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan.
10.14	+(a)	Forms of restricted stock award grant notice and award agreement under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan.
21.1	+	List of Subsidiaries of IZEA Worldwide, Inc.
23.1	+	Consent of BDO USA, LLP, independent registered public accounting firm.
23.2	*	Consent of GRANT THORNTON, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+(b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	+(c)	The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to the Consolidated Financial Statements.
*    Filed or furnished herewith.
+    Previously filed.
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

IZEA Worldwide, Inc. a Nevada corporation

April 19, 2023	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

April 19, 2023	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)