Form 10-Q
period 2023-03-31
IZEA Worldwide, Inc.
filed 2023-05-15
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2023

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

 As of May 8, 2023, there were 62,654,477 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,156,210	$24,600,960
Accounts receivable, net	5,922,467	5,664,727
Prepaid expenses	2,918,684	3,927,453
Short term investments	17,418,187	16,106,758
Other current assets	22,050	66,441
Total current assets	52,437,598	50,366,339

Property and equipment, net of accumulated depreciation	258,151	156,774
Goodwill	4,016,722	4,016,722
Intangible assets, net	64,953	64,953
Software development costs, net	1,603,425	1,774,033
Long term investments	23,883,523	29,296,069
Total assets	$82,264,372	$85,674,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,468,032	$1,968,322
Accrued expenses	2,008,160	2,130,702
Contract liabilities	9,854,780	11,247,746
Total current liabilities	14,330,972	15,346,770

Finance obligation, less current portion	107,959	62,173
Total liabilities	$14,438,931	$15,408,943

Commitments and Contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 62,600,583 and 62,413,929, respectively, issued, and outstanding	6,260	6,241
Additional paid-in capital	149,383,201	149,143,567
Accumulated deficit	(80,909,405)	(78,103,066)
Accumulated other comprehensive income (loss)	(654,615)	(780,795)
Total stockholders’ equity	67,825,441	70,265,947
Total liabilities and stockholders’ equity	$82,264,372	$85,674,890

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022
Revenue	$8,737,722	$8,890,336

Costs and expenses:
Cost of revenue	5,960,162	5,179,724
Sales and marketing	2,404,551	2,520,343
General and administrative	3,403,608	3,502,435
Depreciation and amortization	346,262	138,829
Total costs and expenses	12,114,583	11,341,331

Loss from operations	(3,376,861)	(2,450,995)

Other income (expense):
Interest expense	(1,564)	(965)
Other income (expense), net	572,086	(24,283)
Other income (expense), net	570,522	(25,248)

Net loss	$(2,806,339)	$(2,476,243)

Weighted average common shares outstanding – basic and diluted	62,447,538	62,065,768
Basic and diluted loss per common share	$(0.04)	$(0.04)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,806,339)	$(2,476,243)

Other comprehensive income
Unrealized gain (loss) on securities held	126,180	—
Total other comprehensive income (loss)	126,180	—

Total comprehensive income (loss)	$(2,680,159)	$(2,476,243)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	62,044,883	$6,205	$148,452,498	$(73,633,568)	$—	$74,825,135
Stock purchase plan & option exercise issuances	5,000	1	6,699	—	—	6,700
Stock issued for payment of services	26,460	2	31,221	—	—	31,223
Stock-based compensation	49,197	4	117,188	—	—	117,192
Shares withheld to cover statutory taxes	(13,486)	(1)	(17,250)	—	—	(17,251)
Net loss	—	—	—	(2,476,243)	—	(2,476,243)
Balance, March 31, 2022	62,112,054	$6,211	$148,590,356	$(76,109,811)	$—	$72,486,756

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	62,413,929	$6,241	$149,143,567	$(78,103,066)	$(780,795)	$70,265,947
Stock purchase plan & option exercise issuances	—	—	65,581	—	—	65,581
Stock issued for payment of services	115,225	11	74,989	—	—	75,000
Stock-based compensation	116,972	12	129,931	—	—	129,943
Shares withheld to cover statutory taxes	(45,543)	(4)	(30,867)	—	—	(30,871)
Other comprehensive income (loss)	—	—	—	—	126,180	126,180
Net comprehensive income (loss)	—	—	—	(2,806,339)	—	(2,806,339)
Balance, March 31, 2023	62,600,583	$6,260	$149,383,201	$(80,909,405)	$(654,615)	$67,825,441

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,806,339)	$(2,476,243)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of digital assets	—	62,976
Depreciation	18,786	32,933
Amortization	327,476	105,896
Stock-based compensation	195,524	117,192
Value of stock issued for payment of services	75,000	31,223
(Gain)/Loss on disposal of equipment	—	(663)
Changes in operating assets and liabilities:
Accounts receivable	(257,740)	339,213
Prepaid expenses and other current assets	1,053,159	(1,728,607)
Accounts payable	499,710	(228,677)
Accrued expenses	(149,489)	(416,505)
Contract liabilities	(1,392,966)	1,434,456
Net cash used for operating activities	(2,436,879)	(2,726,806)
Cash flows from investing activities:
Purchase of short term investments	(75,492,435)	—
Proceeds from the sale of short term investments	74,159,649	—
Proceeds from the sale of long term investments	5,560,083	—
Purchase of property and equipment, net	(47,429)	(29,150)
Proceeds from sale of property and equipment	—	663
Increase in software development costs	(156,868)	(99,426)
Net cash used for investing activities	4,023,000	(127,913)
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	—	6,700
Payments on notes payable and capital leases	—	(9,179)
Payments on shares withheld for statutory taxes	(30,871)	(17,251)
Net cash provided by financing activities	(30,871)	(19,730)

Net increase (decrease) in cash and cash equivalents	1,555,250	(2,874,449)
Cash and cash equivalents, beginning of period	24,600,960	75,433,295
Cash and cash equivalents, end of period	$26,156,210	$72,558,846

Supplemental cash flow information:
Interest paid	$1,399	$1,894

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$61,224	$—
Fair value of common stock issued for future services	$75,000	$125,000

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
Our primary technology platform, The IZEA Exchange (“IZEAx”), is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through its creators’ websites, blogs, and social media channels, including, among others, Twitter, Facebook, YouTube, Twitch, and Instagram. We extensively use this platform to manage influencer marketing campaigns on behalf of the Company’s marketers. During 2022, we re-engineered our influencer marketing platform to align more closely with user requirements, announcing the initial rollout of IZEA Flex (“Flex”) in September 2022, and we announced the commercial launch of Flex in January 2023. Flex, which introduces end-to-end tracking of social commerce, enabling influencer impact at scale, includes eight modules allowing pricing plans that meet a range of users, will replace IZEAx as our primary platform. IZEAx will be sunset in the second quarter of 2023.
Flex is designed with flexibility as a core tenet, allowing marketers to use any combination of independent applications as they see fit. The result is a comprehensive suite of tools that, individually, supercharge influencer marketing efforts and become even more powerful when combined. Flex offers eight core modules: Discover, ContentMine, ShareMonitor, Integrations, Tracking Links, Contacts, Transactions, and Campaigns.
Flex allows marketers to easily measure the impact of individual influencers on e-commerce revenue at scale, and integrates key functions of The Creator Marketplace on IZEA.com. Modules in Flex include Discover, which allows marketers to search through content from millions of influencer social profiles while filtering across channels, demographics, and interests; ContentMine, a content management tool that collects and measures influencer content, providing real-time insights and A.I. content analysis from BrandGraph; ShareMonitor, a multi-platform social monitoring tool that allows marketers to monitor hashtags, keywords and brand mentions across leading social platforms; Integrations provides deep integrations such as with Google Analytics and Shopify, providing marketers the capability to track influencer campaign metrics such as time on site, engagement and revenue; and, Tracking Links provides real-time tracking metrics for influencer marketing and can track customer conversions, spend, and purchases when used with other Flex modules.
In 2020, we launched two platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform that is heavily integrated with IZEAx and now Flex, which relies largely on data from the other platforms but is also available as a stand-alone platform. The BrandGraph platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake, which was sunset in October of 2022 in conjunction with the launch of The Creator Marketplace, which replaces and improves upon Shake’s functionality. Shake was aimed at digital creatives seeking freelance “gig” work. Creators listed available “Shakes” on their accounts in the platform and marketers could select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary, artificial intelligence assistant.
In October 2022, we launched The Creator Marketplace (“Marketplace”) on IZEA.com, which provides powerful tools for creators to showcase their social handles and the brands and topics they post about, and marketers to easily search and filter creator listing that meet requirements of their influencer marketing campaigns, including creator specific predictive audience demographics. Marketplace features include Casting Calls, which give marketers and creators a two-way marketplace to connect and collaborate; marketers use Casting Calls to solicit creators for everything from influencing campaigns to full-time employment; creators respond directly to Casting Calls with video and text responses.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Basis of Presentation
The accompanying consolidated balance sheet as of March 31, 2023, the consolidated statements of operations for the three months ended March 31, 2023 and 2022, the consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022, the consolidated statements of stockholders' equity for the three months ended March 31, 2023 and 2022, and the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2023.
Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiaries, subsequent to the subsidiaries’ individual acquisition, merger, or formation dates, as applicable. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Preparing financial statements that conform with GAAP may require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The FDIC insures deposits made to the Company bank accounts up to a maximum of $250,000 at each bank. The CDIC insures deposits made to the Company bank accounts in Canada up to CAD 100,000. Deposit balances exceeding these limits were approximately $25.6 million and $24.4 million as of March 31, 2023, and December 31, 2022, respectively.
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
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables and a reserve for credit losses. Trade receivables are customer obligations due under normal trade terms. The Company had net trade receivables of $5.9 million at March 31, 2023. The Company had net trade receivables of $5.7 million at December 31, 2022.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company had a reserve for credit losses of $155,000 as of March 31, 2023, and December 31, 2022. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense for either of the three months ended March 31, 2023 and 2022.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, with the Company’s addition of SaaS customers, it has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company currently has two customers that each accounted for more than 10% of total accounts receivable at March 31, 2023, and three customers that each accounted for more than 10% of total accounts receivable at December 31, 2022. The Company had one customer that accounted for more than 10% of its gross billings during the three months ended March 31, 2023 and three customers that each accounted for more than 10% of its gross billings during the three months ended March 31, 2022.
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
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of March 31, 2023. No indicators were present and no impairment was recorded during the three months ended March 31, 2023.
Intangible Assets
The Company acquired the most of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence, and amortized the identifiable intangible assets over periods of 12 to 60 months. See Note 4 for further details.
The Company accounts for its digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company maintains ownership of and control over its digital assets and may use third-party custodial services to secure them. Digital assets are initially recorded at cost and evaluated for any impairment losses incurred since acquisition. The Company did not recognize any impairment of digital assets during the three months ended March 31, 2023. The Company recognized an impairment of $62,976 on digital assets during the three months ended March 31, 2022.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the assets fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values depend upon management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets during the three months ended March 31, 2023 and 2022.
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
The Company also determines whether it acts as agents or principals for each identified performance obligation. The determination of whether the Company acts as principal or agent is highly subjective and requires the Company to evaluate several indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion, and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount charged to the self-service marketer using the Company’s platforms, less the amounts paid to the third-party creators providing the service.
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

or a cancellation fee if the customer cancels the agreement before the completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the creditworthiness of the customer and payment and transaction history.
Managed Services Revenue
For Managed Services Revenue, the Company enters into agreements to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos, or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use.
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
Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising costs charged to operations for the three months ended March 31, 2023, and 2022 were approximately $0.5 million and $0.5 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Income Taxes
The Company has not recorded federal income tax expense due to its history of net operating losses. Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs state franchise tax in twelve states, which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.
     The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed unrecognized tax benefits, and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination based on the statute of limitations by the IRS is generally three years; however, the IRS may examine records and other evidence from the year the net operating loss was generated when the Company utilizes net operating loss carryforwards in future periods. The tax years subject to examination by the Canadian Revenue Agency is generally four years.
Fair Value of Financial Instruments
The Company records investments in financial instruments at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of March 31, 2023, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 2 - Financial Instruments of Notes to the Consolidated Financial Statements.
Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended, (see Note 9) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. The Company estimates the volatility of its common stock at the date of grant based on the volatility of its stock during the period. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plans during the three months ended March 31, 2023, and 2022:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended March 31,
2011 Equity Incentive Plans Assumptions	2023	2022
Expected term	5 years	6 years
Weighted average volatility	121.95%	120.48%
Weighted average risk-free interest rate	1.72%	1.70%
Expected dividends	—	—
Weighted average expected forfeiture rate	37.00%	37.00%
The Company estimates forfeitures when recognizing compensation expense and adjusts the estimate over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and a revised amount of unamortized compensation expense to be recognized in future periods.
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions impacted by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of March 31, 2023, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.
Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of March 31, 2023, the Company does not have any significant amounts of loans, receivables, and debt securities with expected credit losses and this guidance has not had a material impact on its financial statements. The Company will recognize any future expected credit losses as a provision for credit losses on the income statement, as needed.

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
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of March 31, 2023:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)	Non-Current Marketable Securities (2)
Cash	$6,780,791	$—	$—	$6,780,791	$6,780,791	$—	$—
Level 1 (3)
Commercial paper	19,377,951	2,218	(4,750)	19,375,419	19,375,419	—	—
US Treasury securities	12,044,919	58,862	(206,439)	11,897,342	—	4,980,648	6,916,694
Subtotal	31,422,870	61,080	(211,189)	31,272,761	19,375,419	4,980,648	6,916,694
Level 2 (4)
Asset backed securities	9,192,459	40,850	(154,691)	9,078,618	—	3,753,559	5,325,059
Corporate debt securities	20,716,415	84,167	(474,832)	20,325,750	—	8,683,980	11,641,770
Subtotal	29,908,874	125,017	(629,523)	29,404,368	—	12,437,539	16,966,829
Total	$68,112,535	$186,097	$(840,712)	$67,457,920	$26,156,210	$17,418,187	$23,883,523
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
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company did not recognize any realized gains (net of losses) for the three months ended March 31, 2023. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	March 31, 2023	December 31, 2022
Due in 1 year or less	$17,418,187	$16,106,758
Due in 1 year through 5 years	23,883,523	29,296,069
Total	$41,301,710	$45,402,827
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	March 31, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$26,156,210	$(2,532)	$24,600,960	$(2,131)
Government bonds	11,897,342	(147,577)	11,765,597	(206,439)
Corporate debt securities	20,325,750	(390,665)	21,618,613	(417,649)
Asset backed securities	9,078,618	(113,841)	12,018,617	(154,576)
Total	$67,457,920	$(654,615)	$70,003,787	$(780,795)
During the three months ended March 31, 2023, the Company did not recognize any significant credit losses and had no ending allowance balance for credit losses.

NOTE 3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Furniture and fixtures	$29,848	$—
Office equipment	3,843	3,843
Computer equipment	408,156	323,700
Total	441,847	327,543
Less accumulated depreciation	(183,696)	(170,769)
Property and equipment, net	$258,151	$156,774
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $18,786 and $32,933 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	March 31, 2023		December 31, 2022
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,810,000	2,810,000	2,810,000	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Total definite-lived intangible assets	$6,211,469	$6,211,469	$6,211,469	$6,211,469
Digital assets	64,953	—	64,953	—	Indefinite
Total intangible assets	$6,276,422	$6,211,469	$6,276,422	$6,211,469

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	March 31, 2023	December 31, 2022
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Digital Assets	64,953	64,953
Total	$6,276,422	$6,276,422
Less accumulated amortization	(6,211,469)	(6,211,469)
Intangible assets, net	$64,953	$64,953
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets mentioned below, in the three months ended March 31, 2023 and 2022.
No amortization expense related to intangibles was recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023, and 2022, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the three months ended March 31, 2023 and 2022, the Company did not purchase, receive, or sell any digital assets. No impairment of the Company’s digital assets was required in the three months ended March 31, 2023. The Company impaired the value of its digital assets by $62,976 in the three months ended March 31, 2022 as the fair market value decreased from its carrying value. The impairment of digital assets is presented as a non-cash operating expense within general and administrative on the consolidated statements of operations and comprehensive loss. The fair market value of such digital assets held as of March 31, 2023, was $64,953.
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
The Company performs an annual impairment assessment of goodwill in October each year, or more frequently, if certain indicators are present. As of March 31, 2023, the Company determined that no goodwill impairment existed.

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	March 31, 2023	December 31, 2022
Software development costs	$4,666,672	$4,509,805
Less accumulated amortization	(3,063,247)	(2,735,772)
Software development costs, net	$1,603,425	$1,774,033

The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. In 2022, the Company developed two new web-based influencer marketing platforms, Flex and Marketplace. These new platforms will replace IZEAx and Shake. IZEAx will be sunset in the second quarter of 2023 and Shake was sunset in the fourth quarter of 2022. The Company capitalized software development costs of $156,868 and $99,426 during the three months ended March 31, 2023, and 2022, respectively. As a result, the Company has capitalized a total of $4,666,672 in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of March 31, 2023.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service, or its actual useful life, if shorter. The Company recorded amortization expense associated with its capitalized software development cost of $327,476 and $105,896 during the three months ended March 31, 2023, and 2022, respectively.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

As of March 31, 2023, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2023	$258,492
2024	349,690
2025	334,494
2026	328,745
2027	294,710
2028	$37,294
Total	$1,603,425

NOTE 6.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accrued payroll liabilities	$1,755,905	$1,967,677
Accrued taxes	64,395	39,405
Current portion of finance obligation	69,806	42,858
Accrued other	118,054	80,762
Total accrued expenses	$2,008,160	$2,130,702

NOTE 7.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 12.9%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022 and in the first quarter of 2023, entering into two new three-year payment plans with the same vendor. The total balance owed was $177,765 and $105,031 as of March 31, 2023, and December 31, 2022, respectively, with the short-term portion of $69,806 and $42,858 recorded under accrued expenses in the consolidated balance sheets as of March 31, 2023, and December 31, 2022, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s unaudited consolidated statements of operations was $1,564 and $965 during the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, the future contractual maturities of the Company’s long-term payment obligations by year is set forth in the following schedule:

2023	$54,960
2024	59,386
2025	56,683
2026	6,736
Total	$177,765

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company has no operating or finance leases greater than 12 months in duration, or any leasehold rent or operating lease expenses as of March 31, 2023.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service, or fully vest upon the age of 60. Total expense for employer matching contributions during the three months ended March 31, 2023, and 2022 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of revenue	$24,633	$29,073
Sales and marketing	15,617	43,732
General and administrative	35,952	44,762
Total contribution expense	$76,202	$117,567
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
Equity Incentive Plans
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “2011 Equity Incentive Plan”). The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units, and stock options covering up to 7,500,000 shares of common stock as incentive compensation for its employees and consultants. As of March 31, 2023, the Company had 2,128,141 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
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
The Company issued its five independent directors a total of 115,225 shares of restricted common stock valued at $75,000 for their quarterly service as directors of the Company, which vested on the March 31, 2023 grant date.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the years ended December 31, 2022 and March 31, 2023:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	3,553	$1.83	0.7
Granted	105,930	1.18
Vested	(109,197)	1.20
Nonvested at December 31, 2022	286	$1.34	0.3
Granted	115,225	0.65
Vested	(115,511)	0.65
Nonvested at March 31, 2023	—	$—	0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $75,000 and $31,223 during the three months ended March 31, 2023, and 2022, respectively. Expense recognized on restricted stock issued to employees was $376 and $3,829 during the three months ended March 31, 2023, and 2022, respectively.
On March 31, 2023, the fair value of the Company’s common stock was approximately $0.65 per share and the intrinsic value on the non-vested restricted stock was $0. Future compensation expense related to issued, but non-vested, restricted stock awards as of March 31, 2023, is $0.
Restricted Stock Units
The Company’s Board of Directors determine the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
The Company issued a total of 284,249 restricted stock units initially valued at $202,886 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance. The Company issued a total of 46,041 restricted stock units initially valued at $25,000 to executive employees as additional incentive compensation during the three months ended March 31, 2023. The restricted stock units have varying vesting schedules ranging from one to four years, depending on the executive’s employment contract. A small subset of the restricted stock units have 100% cliff vesting one year from issuance.
The following table contains summarized information about restricted stock units during the year ended December 31, 2022 and the three months ended March 31, 2023:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	375,444	$0.96	1.8
Granted	1,375,583	0.97
Vested	(252,751)	0.88
Forfeited	(181,123)	1.22
Nonvested at December 31, 2022	1,317,153	$0.95	2.5
Granted	330,290	0.69
Vested	(116,686)	0.94
Forfeited	(92,259)	0.89
Nonvested at March 31, 2023	1,438,498	$0.89	2.4

Expense recognized on restricted stock units issued to employees was $129,566 and $42,624 during the three months ended March 31, 2023, and 2022, respectively. On March 31, 2023, the fair value of the Company’s common stock was

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

approximately $0.65 per share and the intrinsic value on the non-vested restricted units was $936,319. Future compensation related to the non-vested restricted stock units as of March 31, 2023, is $1,112,132 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.4 years.
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
On January 28, 2022, in connection with a shift in employee compensation strategy toward restricted stock units, the Compensation Committee of the Board of Directors amended the employment agreement for each of Edward Murphy, Ryan Schram, and Peter Biere to provide for grants of restricted stock units instead of stock options. The Company intends to issue restricted stock units rather than stock options for equity compensation purposes going forward.
A summary of option activity under the 2011 Equity Incentive Plans during the years ended December 31, 2022, and March 31, 2023, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2021	1,795,663	$2.79	6.4
Granted	125	1.15
Exercised	(71,086)	0.25
Expired	(37,463)	5.36
Forfeited	(22,075)	3.29
Outstanding at December 31, 2022	1,665,164	$2.83	5.3
Granted	—	—
Exercised	—	—
Expired	(21)	0.32
Forfeited	(53,845)	4.94
Outstanding at March 31, 2023	1,611,298	$2.76	5.18

Exercisable at March 31, 2023	1,395,266	$2.89	4.8
During the three months ended March 31, 2023, no options were exercised. During the three months ended March 31, 2022, 5,000 options were exercised for gross proceeds of $6,700. The intrinsic value of the exercised options was $0. The fair value of the Company's common stock on March 31, 2023, was approximately $0.65 per share, and the intrinsic value on outstanding options as of March 31, 2023, was $91,896. The intrinsic value of the exercisable options as of March 31, 2023, was $84,438.
There were outstanding options to purchase 1,611,298 shares with a weighted average exercise price of $2.76 per share, of which options to purchase 1,395,266 shares were exercisable with a weighted average exercise price of $2.89 per share as of March 31, 2023.
Expense recognized on stock options issued to employees during the three months ended March 31, 2023, and 2022 was $64,344 and $68,657, respectively. Future compensation related to non-vested awards as of March 31, 2023, is $328,869, and it is estimated to be recognized over the weighted-average vesting period of approximately 1.7 years.
The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the three months ended March 31, 2023, and 2022:

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
Employee Stock Purchase Plan
The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 500,000 shares of common stock to employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six-month periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board of Directors.
The stock compensation expense on ESPP Options was $1,238 and $2,082 for the twelve months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, there was 363,072 remaining shares of common stock available for future issuances under the ESPP.
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three months ended March 31, 2023, and 2022 was recorded in the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of revenue	$17,170	$7,105
Sales and marketing	17,848	9,859
General and administrative	160,506	100,228
Total stock-based compensation	$195,524	$117,192

NOTE 10.    LOSS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income or loss by the basic weighted-average number of shares of common stock outstanding during each period presented. Although restricted stock is issued upon the grant of an award, the Company excludes unvested restricted stock from the computations of the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed by dividing the net income or loss by the sum of the total of the basic weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(2,806,339)	$(2,476,243)
Weighted average shares outstanding - basic and diluted	62,447,538	62,065,768
Basic and diluted loss per common share	$(0.04)	$(0.04)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended
	March 31, 2023	March 31, 2022
Stock options	1,665,164	1,785,038
Restricted stock units	1,472,388	454,558
Restricted stock	—	64,736
Total excluded shares	3,137,552	2,304,332

NOTE 11.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended
	March 31, 2023	March 31, 2022
Managed Services Revenue	$8,502,754	$8,372,456

Marketplace Spend Fees	36,474	54,100
License Fees	190,382	374,441
Other Fees	8,112	89,339
SaaS Services Revenue	234,968	517,880

Total Revenue	$8,737,722	$8,890,336

Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $8.2 million for the three months ended March 31, 2023, is recognized over time. Content revenue, which totaled $0.3 million during the three months ended March 31, 2023, is recognized at a point in time.

The following table illustrates revenues as determined by the country of domicile:

	Three Months Ended
	March 31, 2023	March 31, 2022
United States	$8,136,133	$8,869,638
Canada	601,589	20,698
Total	$8,737,722	$8,890,336
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	March 31, 2023	December 31, 2022
Accounts receivable, net	$5,922,467	$5,664,727
Contract liabilities (unearned revenue)	9,854,780	11,247,746
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. As of December 31, 2022 was $11,247,746. Of that balance, $7.8 million was carried to revenue during the first quarter of 2023. The majority of the carryover from the prior year is related to one large prepaid customer account and a few smaller accounts that needed to be extend the campaign completion dates. The Company expects to recognize the associated revenue in 2023. The accounts receivable balance as of December 31, 2022 was $5,664,727. $159,795 of the outstanding receivables balance from the prior

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

year is still outstanding as of March 31, 2023. The past due portion of the carryforward receivables balance is fully reserved as of March 31, 2023.
Accounts receivable are recognized when the receipt of consideration is unconditional. Contract liabilities relate to the consideration received from customers before the completion of performance obligations under the terms of the contracts, which will be earned in future periods. Contract liabilities increase due to receiving new advance payments from customers and decrease as revenue is recognized upon the Company completing the performance obligations. As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

NOTE 12.     SUBSEQUENT EVENTS

To ensure that the consolidated financial statements include all necessary disclosures, the Company evaluated all subsequent events up to May 15, 2023. The Company determined that no subsequent events occurred that require disclosure, both for events that have been recognized in the consolidated financial statements and for those that have not.

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
•risks associated with doing business internationally; and
•the other risks and uncertainties described in the Risk Factors section of our Annual Report for the year ended December 31, 2022, as amended, and filed with the SEC on April 19, 2023.
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
In 2022, we also launched Marketplace on IZEA.com, which provides powerful tools for creators to showcase their social handles and the brands and topics they post about, and marketers to easily search and filter creator listings that meet the requirements of their influencer marketing campaigns, including creator-specific predictive audience demographics. Marketplace features include Casting Calls which gives marketers and creators a two-way marketplace to connect and collaborate; marketers use Casting Calls to solicit creators for everything from influencing campaigns to full-time employment; creators respond directly to Casting Calls with video and text responses.

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
Cost of Revenue
Our cost of revenue consists of direct costs paid to our third-party creators who provide the custom content, influencer marketing, or amplification services for our Managed Service customers, where we report revenue on a gross basis. It also includes internal costs for our campaign fulfillment and SaaS support departments. These costs include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to the personnel responsible for supporting our customers and ultimately fulfilling our obligations under our contracts with customers.
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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$8,737,722	$8,890,336	$(152,614)	(2)%

Costs and expenses:
Cost of revenue	5,960,162	5,179,724	780,438	15%
Sales and marketing	2,404,551	2,520,343	(115,792)	(5)%
General and administrative	3,403,608	3,502,435	(98,827)	(3)%
Depreciation and amortization	346,262	138,829	207,433	149%
Total costs and expenses	12,114,583	11,341,331	773,252	7%
Loss from operations	(3,376,861)	(2,450,995)	(925,866)	38%
Other income (expense):
Interest expense	(1,564)	(965)	(599)	62%
Other income (expense), net	572,086	(24,283)	596,369	(2,456)%
Total other income (expense), net	570,522	(25,248)	595,770	(2,360)%
Net Loss	$(2,806,339)	$(2,476,243)	$(330,096)	13%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended March 31,
	2023		2022		$ Change	% Change
Managed Services Revenue	8,502,754	97%	8,372,456	94%	$130,298	2%

Marketplace Spend Fees	36,474	—%	54,100	1%	(17,626)	(33)%
License Fees	190,382	2%	374,441	4%	(184,059)	(49)%
Other Fees	8,112	—%	89,339	1%	(81,227)	(91)%
SaaS Services Revenue	234,968	3%	517,880	6%	(282,912)	(55)%

Total Revenue	$8,737,722	100%	$8,890,336	100%	$(152,614)	(2)%

Managed Services revenue during the three months ended March 31, 2023, increased 2% from the same period in 2022. Approximately $3.5 million of the current period Managed Services revenue comes from one large customer (the ‘non-recurring customer’), which was 95% higher than the revenue received from such customer in the same period in 2022. In January 2023, we announced that we are parting ways with this customer as soon as our related contract backlog, which totaled $7.8 million on December 31, 2022, is completed during 2023. Managed Services revenue from our ongoing customer base (our ‘core customers’) totaled approximately $5.0 million in the current period, or 24% lower than the same period in 2022, primarily due to softer bookings from these core customers in recent quarters.
SaaS Services revenue, which includes license and support fees to access the platform services, and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns declined 55% from the same period in 2022, due to:

•Marketplace Spend Fees decreased by $17,626 for the three months ended March 31, 2023, compared to the same period in 2022, due to lower overall spending levels from our marketers and to a gradual winding down of IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased by $184,059 for the three months ended March 31, 2023, when compared to the same period of 2022. The decrease in license fees is due to lower licensee counts and lower average revenue per licensee. The decline in both licensee counts and revenues is heavily related to the gradual sunsetting our legacy IZEAx and BrandGraph platforms before we transition to Flex, which is planned for completion in the second quarter of 2023.
•Other Fees revenue consists of other fees, such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of our platforms. Other Fees revenue decreased 91% for the three months ended March 31, 2023 compared to the same period in 2022, due primarily to a customer deposit forfeiture in the prior year quarter. Nonrefundable deposits are collected from certain customers due to defined minimum spend per the contract or prepayment required for identified credit issues. Customers do not typically forfeit deposits held on account.

Cost of Revenue
Cost of revenue for the three months ended March 31, 2023 increased by $780,438, or approximately 15%, compared to the same period in 2022 primarily due to contract deliveries related to our non-recurring customer. Cost of revenue as a percentage of revenue increased from 58% in 2022 to 68% in 2023, due to higher cost contract deliveries related to our non-recurring customer in the current period.

Sales and Marketing
Sales and marketing expense for the three months ended March 31, 2023 decreased by $115,792, or approximately 5%, compared to the same period in 2022, due to reduced payroll costs tied to performance.

General and Administrative
General and administrative expense for the three months ended March 31, 2023 decreased by $98,827, or approximately 3%, compared to the same period in 2022. The decrease in general and administrative expense for the three months ended March 31, 2023 was primarily due to lower overall compensation costs, partly offset by an increase in audit-related professional fees.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2023 increased by $207,433, or approximately 149%, compared to the same period in 2022.

Depreciation and amortization expense on property and equipment was $18,786 and $32,933 for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense decreased due to the disposal of aging equipment in 2022 offset partially by the purchase of new equipment in the fourth quarter of 2022 and first quarter of 2023.

Amortization expense was $327,476 and $105,896 for the three months ended March 31, 2023 and 2022, respectively. There was no amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions recognized for the three months ended March 31, 2023 and 2022, respectively. The intangible assets acquired in acquisitions were fully amortized as of July 31, 2021. Amortization expense related to internal use software development costs was $327,476 and $105,896 for the three months ended March 31, 2023 and 2022, respectively, higher in the current period to fully amortize capitalized costs associated with IZEAx.

Other Income (Expense)
Interest expense increased by $599 to $1,564 during the three months ended March 31, 2023 compared to the same period in 2022 due primarily to interest incurred on our financed computers.

Other income, net totaled $572,086 for the three months ended March 31, 2023, primarily from investment portfolio interest income, which was funded in the second quarter of 2022. Other income, net totaled a loss of $24,283 for the three months ended March 31, 2022, primarily due to a write-down on digital assets offset by interest income.

Net Loss
Net loss for the three months ended March 31, 2023 was $2,806,339, a $330,096 increase compared to the net loss of $2,476,243 for the same period in 2022. The increase in net loss was a result of the changes discussed above.

Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have been receiving increasingly larger and more complex sales orders which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues, and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the amount of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended March 31, 2023 and 2022 was $6.1 million and $12.1 million, respectively.
Gross Billings by Revenue Type
We evaluate our operations and makes strategic decisions based, in part, on our key metric of gross billings from our two primary types of revenue, Managed Services, and SaaS Services. We define gross billings as the total dollar value of the amounts charged to our customers for the services we perform, and the amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms. The amounts billed to our SaaS customers are on a cost-plus basis. Gross billings are therefore the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the U.S. (“GAAP”) reporting purposes.
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended March 31,
	2023		2022		$ Change	% Change
Managed Services Gross Billings	$8,502,754	87%	$8,372,456	87%	$130,298	2%

Marketplace Spend Fees	1,023,685	11%	747,244	8%	276,441	37%
License Fees	190,382	2%	374,441	4%	(184,059)	(49)%
Other Fees	8,112	—%	89,339	1%	(81,227)	(91)%
SaaS Services Gross Billings	1,222,179	13%	1,211,024	13%	11,155	1%

Total Gross Billings	$9,724,933	100%	$9,583,480	100%	$141,453	1%
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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,806,339)	$(2,476,243)
Gain on the forgiveness of debt	—	—
Gain on the sale of digital assets	—	—
Impairment of digital assets	—	62,976
Non-cash stock-based compensation	195,524	117,192
Non-cash stock issued for payment of services	75,000	31,223
Interest expense	1,564	965
Depreciation and amortization	346,262	138,829
Other non-cash items	—	(663)
Adjusted EBITDA	$(2,187,989)	$(2,125,721)

Revenue	$8,737,722	$8,890,336
Adjusted EBITDA as a % of Revenue	(25)%	(24)%

Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     Historically, our primary cash needs have been funding the development and integration of our technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, and commissions. We have incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $80.9 million as of March 31, 2023. While we have not achieved profitability, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $26.2 million as of March 31, 2023, as compared to $24.6 million as of December 31, 2022. This increase of $1.6 million is primarily due to shortening maturities in our investment portfolio, partly offset by cash used to fund operating losses.

	Three Months Ended March 31,
	2023	2022
Net cash (used for)/provided by:
Operating activities	$(2,436,879)	$(2,726,806)
Investing activities	4,023,000	(127,913)
Financing activities	(30,871)	(19,730)
Net increase in cash and cash equivalents	$1,555,250	$(2,874,449)
Net cash used for operating activities was $2.4 million during the three months ended March 31, 2023 and is primarily the result of continued use of cash to cover operating losses and to meet working capital requirements. Net cash used for investing activities was $4.0 million during the three months ended March 31, 2023, primarily due to the purchase and sale of marketable securities. Net cash used for financing activities during the three months ended March 31, 2023, was $30.9 thousand, which consisted of payments on shares withheld for taxes.
Long-Term Liquidity
We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the expansion of our business. We currently believe that we have adequate cash and invested resources to fund our business growth for the next twelve months; however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could significantly depend on our ability to obtain the funding necessary to support our operations.
Financial Condition and Outlook
Since 2020, our business operations and results have been impacted by supply-chain issues, labor disruption, business closures, and recently, inflationary pressures. Additionally, the broadening unenthusiastic economic outlook may be affecting marketing budgets as evidenced by the softness in bookings we have experienced through the fourth quarter of 2022 and first quarter of 2023. We also announced in January 2023 that we began the process of parting ways with a single large customer that, while having a significant impact on Managed Services revenue growth, carried significantly lower gross margins than our core business. While our recent bookings have not met expectations, we see evidence of continued demand for influencer marketing services in our pipeline, and despite opportunities taking longer to close, we believe that our base business remains strong. However, these matters, taken together, could have a further material adverse impact on our business, results of operations, and financial position in future periods.

Critical Accounting Policies and Use of Estimates
     There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies included in Item 1 of this Quarterly Report.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2023, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3 – LEGAL PROCEEDINGS
From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of May 8, 2023, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 1A – RISK FACTORS
You should carefully consider the factors discussed under this item and under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2022 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks occur, our business, financial condition, or results of operation may be materially and adversely affected. In such a case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
A few of our customers account for a significant portion of our gross billings and accounts receivable, and the loss of, or reduced purchases from, this or other customers could have a material adverse effect on our operating results.
A significant portion of our gross billings and accounts receivable are attributable to a small number of customers. At March 31, 2023, one customer accounted for 41% of gross billings for the quarter and three customers accounted for 61% of total accounts receivable. During the three months ended March 31, 2022, one customer accounted for 21% of gross billings and two customers accounted for 58% of accounts receivable. In January 2023, we announced that we began the process of parting ways with the customer accounting for the large portion of our gross billings and accounts receivable for the quarter ended March 31, 2023. The concentration of our sales with a relatively small number of customers makes us particularly dependent on factors, both positive and negative, affecting those customers. If demand for our services from these customers increases, our results are favorably impacted, while if their demand for our services decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. The Company does not typically engage in contracts are longer than one year, and so most of our customers can cease reduce or cease business with us on a relatively short basis. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition, and results of operations.

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

3.5		Amended and Restated Bylaws of IZEA, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on November 23, 2011).
3.6		First Amendment to Bylaws of IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 27, 2022).
3.7
Articles of Merger of IZEA Innovations, Inc. filed with the Secretary of State of the State of Nevada effective April 5, 2016 (Incorporated by reference to Exhibit 3.11 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016).

3.8
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

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (c)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended March 31, 2023 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) the Unaudited Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc. a Nevada corporation

May 15, 2023	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

May 15, 2023	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)