Form 10-Q
period 2023-06-30
IZEA Worldwide, Inc.
filed 2023-08-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2023

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

 As of August 7, 2023, there were 15,385,470 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended June 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,223,220	$24,600,960
Accounts receivable, net	6,317,873	5,664,727
Prepaid expenses	1,496,599	3,927,453
Short term investments	14,084,241	16,106,758
Other current assets	29,581	66,441
Total current assets	53,151,514	50,366,339

Property and equipment, net of accumulated depreciation	234,517	156,774
Goodwill	4,016,722	4,016,722
Intangible assets, net	64,953	64,953
Software development costs, net	1,801,162	1,774,033
Long term investments	19,754,238	29,296,069
Total assets	$79,023,106	$85,674,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,117,072	$1,968,322
Accrued expenses	2,200,731	2,130,702
Contract liabilities	8,257,166	11,247,746
Total current liabilities	12,574,969	15,346,770

Finance obligation, less current portion	93,112	62,173
Total liabilities	$12,668,081	$15,408,943

Commitments and Contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock; $0.0001 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 15,734,680 and 15,603,597, respectively; shares outstanding: 15,489,397 and 15,603,597, respectively	1,574	1,560
Treasury stock at cost: 245,283 and 0 shares at June 30, 2023 and December 31, 2022, respectively	(705,403)	—
Additional paid-in capital	149,646,200	149,148,248
Accumulated deficit	(81,942,831)	(78,103,066)
Accumulated other comprehensive income (loss)	(644,515)	(780,795)
Total stockholders’ equity	66,355,025	70,265,947
Total liabilities and stockholders’ equity	$79,023,106	$85,674,890

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$10,689,059	$12,577,011	$19,426,781	$21,467,347

Costs and expenses:
Cost of revenue	6,254,517	7,211,922	12,214,679	12,391,646
Sales and marketing	2,831,949	2,289,769	5,236,500	4,810,112
General and administrative	3,167,941	3,378,988	6,571,549	6,881,423
Depreciation and amortization	110,432	138,492	456,694	277,321
Total costs and expenses	12,364,839	13,019,171	24,479,422	24,360,502

Loss from operations	(1,675,780)	(442,160)	(5,052,641)	(2,893,155)

Other income (expense):
Interest expense	(3,155)	(815)	(4,719)	(1,780)
Other income (expense), net	645,509	273,085	1,217,595	248,802
Other income (expense), net	642,354	272,270	1,212,876	247,022

Net loss	$(1,033,426)	$(169,890)	$(3,839,765)	$(2,646,133)

Weighted average common shares outstanding – basic and diluted	15,520,700	15,551,617	15,551,785	15,539,663
Basic and diluted loss per common share	$(0.07)	$(0.01)	$(0.25)	$(0.17)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(1,033,426)	$(169,890)	$(3,839,765)	$(2,646,133)

Other comprehensive income
Unrealized gain/(loss) on securities held	10,100	(267,482)	136,280	(267,482)
Total other comprehensive income	10,100	(267,482)	136,280	(267,482)

Total comprehensive income (loss)	$(1,023,326)	$(437,372)	$(3,703,485)	$(2,913,615)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, March 31, 2022	15,528,125	$1,553	$148,595,014	$—	$(76,109,811)	$—	$72,486,756
Stock purchase plan & option exercise issuances	8,269	1	12,026	—	—	—	12,027
Stock issued for payment of services	6,623	—	31,259	—	—	—	31,259
Stock-based compensation	14,099	2	156,704	—	—	—	156,706
Shares withheld to cover statutory taxes	(5,387)	(1)	(21,281)	—	—	—	(21,282)
Reverse stock split fractional share adjustment	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(267,482)	(267,482)
Net loss	—	—	—	—	(169,890)	—	(169,890)
Balance, June 30, 2022	15,551,729	$1,555	$148,773,722	$—	$(76,279,701)	$(267,482)	$72,228,094

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, March 31, 2023	15,650,235	$1,565	$149,387,894	$—	$(80,909,405)	$(654,615)	$67,825,439
Stock purchase plan & option exercise issuances	4,329	1	7,991	—	—	—	7,992
Stock issued for payment of services	30,990	3	75,006	—	—	—	75,009
Stock-based compensation	38,229	4	207,873	—	—	—	207,877
Shares withheld to cover statutory taxes	(12,892)	(1)	(32,562)	—	—	—	(32,563)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Treasury stock	—	—	—	(705,403)	—	—	(705,403)
Other comprehensive income (loss)	—	—	—	—	—	10,100	10,100
Net comprehensive income (loss)	—	—	—	—	(1,033,426)	—	(1,033,426)
Balance, June 30, 2023	15,734,680	$1,574	$149,646,200	$(705,403)	$(81,942,831)	$(644,515)	$66,355,025

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	15,511,332	$1,551	$148,457,152	$—	$(73,633,568)	$—	$74,825,135
Stock purchase plan & option exercise issuances	9,519	1	18,726	—	—	—	18,727
Stock issued for payment of services	13,238	1	62,481	—	—	—	62,482
Stock-based compensation	26,399	3	273,895	—	—	—	273,898
Shares withheld to cover statutory taxes	(8,759)	(1)	(38,532)	—	—	—	(38,533)
Reverse stock split fractional share adjustment	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(267,482)	(267,482)
Net comprehensive income (loss)	—	—	—	—	(2,646,133)	—	(2,646,133)
Balance, June 30, 2022	15,551,729	$1,555	$148,773,722	$—	$(76,279,701)	$(267,482)	$72,228,094

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	15,603,597	$1,560	$149,148,248	$—	$(78,103,066)	$(780,795)	$70,265,947
Stock purchase plan & option exercise issuances	4,329	1	7,991	—	—	—	7,992
Stock issued for payment of services	59,797	6	150,003	—	—	—	150,009
Stock-based compensation	67,446	7	403,392	—	—	—	403,399
Shares withheld to cover statutory taxes	(24,278)	(2)	(63,432)	—	—	—	(63,434)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Treasury stock	—	—	—	(705,403)	—	—	(705,403)
Other comprehensive income (loss)	—	—	—	—	—	136,280	136,280
Net comprehensive income (loss)	—	—	—	—	(3,839,765)	—	(3,839,765)
Balance, June 30, 2023	15,734,680	$1,574	$149,646,200	$(705,403)	$(81,942,831)	$(644,515)	$66,355,025

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(3,839,765)	$(2,646,133)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of digital assets	—	140,727
Depreciation	45,946	65,528
Amortization	410,748	211,793
Stock-based compensation	403,399	273,898
Value of stock issued for payment of services	150,009	62,482
(Gain)/Loss on disposal of equipment	—	18,555
Changes in operating assets and liabilities:
Accounts receivable	(653,146)	20,121
Prepaid expenses and other current assets	2,467,714	(539,639)
Accounts payable	148,750	(284,920)
Accrued expenses	43,082	(82,325)
Contract liabilities	(2,990,579)	(1,806,859)
Net cash provided by and (used for) operating activities	(3,813,842)	(4,566,772)
Cash flows from investing activities:
Purchase of short term investments	(172,865,911)	(33,069,694)
Proceeds from the sale of short term investments	174,848,157	—
Purchase of long term investments	—	(26,121,522)
Proceeds from the sale of long term investments	9,718,381	—
Purchase of property and equipment, net	(65,803)	(31,310)
Proceeds from sale of property and equipment	—	10,344
Increase in software development costs	(437,877)	(277,369)
Net cash provided by and (used for) investing activities	11,196,947	(59,489,551)
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	7,992	18,727
Payments on notes payable and capital leases	—	(10,096)
Purchase of treasury stock	(705,403)	—
Payments on shares withheld for statutory taxes	(63,434)	(38,533)
Net cash provided by financing activities	(760,845)	(29,902)

Net increase (decrease) in cash and cash equivalents	6,622,260	(64,086,225)
Cash and cash equivalents, beginning of period	24,600,960	75,433,295
Cash and cash equivalents, end of period	$31,223,220	$11,347,070

Supplemental cash flow information:
Interest paid	$4,553	$1,894

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	83,508	$—
Fair value of common stock issued for future services	$150,009	$125,000
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
Our primary technology platform, The IZEA Exchange (“IZEAx”), is designed to provide a unified ecosystem that enables the creation and publication of multiple types of custom content through its creators’ websites, blogs, and social media channels, including, among others, Twitter, Facebook, YouTube, Twitch, and Instagram. We extensively use this platform to manage influencer marketing campaigns on behalf of the Company’s marketers. During 2022, we re-engineered our influencer marketing platform to align more closely with user requirements, announcing the initial rollout of IZEA Flex (“Flex”) in September 2022, and we announced the commercial launch of Flex in January 2023. Flex, which introduces end-to-end tracking of social commerce, enabling influencer impact at scale, includes eight modules allowing pricing plans that meet a range of users, will replace IZEAx as our primary platform. IZEAx was sunset in the second quarter of 2023.
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
In 2020, we launched two platforms, BrandGraph and Shake. BrandGraph is a social media intelligence platform that is heavily integrated with IZEAx and now Flex, which relies largely on data from the other platforms but is also available as a stand-alone platform. The BrandGraph platform maps and classifies the complex hierarchy of corporation-to-brand relationships by category and associates social content with brands through a proprietary content analysis engine. Shake was sunset in October of 2022 in conjunction with the launch of The Creator Marketplace, which replaces and improves upon Shake’s functionality. Shake was aimed at digital creatives seeking freelance “gig” work. Creators listed available “Shakes” on their accounts in the platform and marketers could select and purchase creative packages from them through a streamlined chat experience, assisted by ShakeBot - a proprietary artificial intelligence assistant.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Basis of Presentation
The accompanying consolidated balance sheet as of June 30, 2023, the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022, the consolidated statements of stockholders' equity for the three and six months ended June 30, 2023 and 2022, and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States (GAAP). The consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2023.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The FDIC insures deposits made to the Company bank accounts up to a maximum of $250,000 at each bank. The CDIC insures deposits made to the Company bank accounts in Canada up to CAD 100,000. Deposit balances exceeding these limits were approximately $30.6 million and $24.4 million as of June 30, 2023, and December 31, 2022, respectively.
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
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables and a reserve for credit losses. Trade receivables are customer obligations due under normal trade terms. The Company had net trade receivables of $6.3 million at June 30, 2023. The Company had net trade receivables of $5.7 million at December 31, 2022.
Management determines the collectability of accounts receivable by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company had a reserve for credit losses of $155,000 as of June 30, 2023, and December 31, 2022. Management believes this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense for the three and six months ended June 30, 2023 and 2022.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

     Credit risk concentration concerning accounts receivable has been typically limited because many geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, the Company’s addition of SaaS customers has increased credit exposure on certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company currently has two customers that each accounted for more than 10% of total accounts receivable at June 30, 2023, and three customers that each accounted for more than 10% of total accounts receivable at December 31, 2022. The Company had one customer that accounted for more than 10% of its gross billings during the three months ended June 30, 2023 and two customers that each accounted for more than 10% of its gross billings during the three months ended June 30, 2022. The Company had one customer that accounted for more than 10% of its gross billings during the six months ended June 30, 2023 and two customers that each accounted for more than 10% of its gross billings during the six months ended June 30, 2022.
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
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. The Company has goodwill in connection with its acquisitions of Ebyline, Inc. (“Ebyline”), ZenContent, Inc. (“ZenContent”), and TapInfluence, Inc. (“TapInfluence”). Goodwill is not amortized but instead, it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of June 30, 2023. No indicators were present and no impairment was recorded during the three and six months ended June 30, 2023.
Intangible Assets
The Company acquired the most of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence, and amortized the identifiable intangible assets over periods of 12 to 60 months. See Note 4 for further details.
The Company accounts for its digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company maintains ownership of and control over its digital assets and may use third-party custodial services to secure them. Digital assets are initially recorded at cost and evaluated for any impairment losses incurred since acquisition. The Company did not recognize any impairment of digital assets during the three and six months ended June 30, 2023. The Company recognized an impairment of $140,727 on digital assets during the six months ended June 30, 2022.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, which is calculated as the difference between the assets fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business,

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

anticipated future economic conditions, and estimates of residual values. Fair values depend upon management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets during the three and six months ended June 30, 2023, and 2022.
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements (CCAs). These software developments, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the fair value in its consolidated statements of operations. See Note 5 for further details.
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
The Company also determines whether it acts as agent or principal for each identified performance obligation. The determination of whether the Company acts as principal or agent is highly subjective and requires the Company to evaluate several indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion, and other related services and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount charged to the self-service marketer using the Company’s platforms, less the amounts paid to the third-party creators providing the service.
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms or by statement of work, which specify the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the customer cancels the agreement before the completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the creditworthiness of the customer and payment and transaction history.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising costs for the three months ended June 30, 2023 and 2022 were approximately $0.8 million and $0.5 million, respectively. Advertising costs charged to operations for the six months ended June 30, 2023, and 2022 were approximately $1.3 million and $1.0 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of June 30, 2023, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 2 - Financial Instruments.
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
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plan during the three and six months ended June 30, 2023, and 2022:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
2011 Equity Incentive Plan Assumptions	2023	2022	2023	2022
Expected term	5 years	6 years	5 years	6 years
Weighted average volatility	—%	—%	75.27%	120.48%
Weighted average risk-free interest rate	2.62%	2.11%	2.55%	1.70%
Expected dividends	—	—	—	—
Weighted average expected forfeiture rate	37.00%	37.00%	37.00%	37.00%
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions impacted by reference rate reform if certain criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of June 30, 2023, the Company does not have any contracts that reference LIBOR rates and this guidance has not had a material impact on its financial statements.
Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of June 30, 2023, the Company does not have any significant amounts of loans, receivables, and debt securities with expected credit losses and this guidance has not had a material impact on its financial statements. The Company will recognize any future expected credit losses as a provision for credit losses on the income statement, as needed.

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
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of June 30, 2023:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)	Non-Current Marketable Securities (2)
Cash	$8,953,122	$—	$—	$8,953,122	$8,953,122	$—	$—
Level 1 (3)
Commercial paper	22,272,325	—	(2,227)	22,270,098	22,270,098	—	—
US Treasury securities	10,011,762	—	(174,598)	9,837,164	—	4,956,517	4,880,647
Subtotal	32,284,087	—	(176,825)	32,107,262	22,270,098	4,956,517	4,880,647
Level 2 (4)
Asset backed securities	6,271,417	—	(108,263)	6,163,154	—	2,073,351	4,089,803
Corporate debt securities	18,197,588	3,390	(362,817)	17,838,161	—	7,054,373	10,783,788
Subtotal	24,469,005	3,390	(471,080)	24,001,315	—	9,127,724	14,873,591
Total	$65,706,214	$3,390	$(647,905)	$65,061,699	$31,223,220	$14,084,241	$19,754,238
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
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company recognized $104 realized gains (net of losses) for the three and six months ended June 30, 2023 and did not recognize any realized gains (net of losses) for the three and six months ended June 30, 2022. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	June 30, 2023	December 31, 2022
Due in 1 year or less	$14,084,241	$16,106,758
Due in 1 year through 5 years	19,754,238	29,296,069
Total	$33,838,479	$45,402,827
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	June 30, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$31,223,220	$(2,227)	$24,600,960	$(2,131)
Government bonds	9,837,164	(174,598)	11,765,597	(206,439)
Corporate debt securities	17,838,161	(359,427)	21,618,613	(417,649)
Asset backed securities	6,163,154	(108,263)	12,018,617	(154,576)
Total	$65,061,699	$(644,515)	$70,003,787	$(780,795)
During the three and six ended June 30, 2023 and 2022, the Company did not recognize any significant credit losses and had no ending allowance balance for credit losses.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$29,848	$—
Office equipment	3,843	3,843
Computer equipment	411,683	323,700
Total	445,374	327,543
Less accumulated depreciation	(210,857)	(170,769)
Property and equipment, net	$234,517	$156,774
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $27,160 and $32,595 for the three months ended June 30, 2023 and 2022, respectively, and was $45,946 and $65,528 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 4.     INTANGIBLE ASSETS
The identifiable intangible assets, other than Goodwill, consists of the following assets:

	June 30, 2023		December 31, 2022
	Balance	Accumulated Amortization	Balance	Accumulated Amortization	Useful Life (in years)
Content provider networks	$160,000	$160,000	$160,000	$160,000	2
Trade names	87,000	87,000	87,000	87,000	1
Developed technology	820,000	820,000	820,000	820,000	5
Self-service content customers	2,810,000	2,810,000	2,810,000	2,810,000	3
Managed content customers	2,140,000	2,140,000	2,140,000	2,140,000	3
Domains	166,469	166,469	166,469	166,469	5
Embedded non-compete provision	28,000	28,000	28,000	28,000	2
Total definite-lived intangible assets	$6,211,469	$6,211,469	$6,211,469	$6,211,469
Digital assets	64,953	—	64,953	—	Indefinite
Total intangible assets	$6,276,422	$6,211,469	$6,276,422	$6,211,469

Total identifiable intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	June 30, 2023	December 31, 2022
Ebyline Intangible Assets	$2,370,000	$2,370,000
ZenContent Intangible Assets	722,000	722,000
Domains	166,469	166,469
TapInfluence Intangible Assets	2,953,000	2,953,000
Digital Assets	64,953	64,953
Total	$6,276,422	$6,276,422
Less accumulated amortization	(6,211,469)	(6,211,469)
Intangible assets, net	$64,953	$64,953
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets mentioned below, in the three and six months ended June 30, 2023 and 2022.
No amortization expense related to intangibles was recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023, and 2022.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the three months ended June 30, 2023 and 2022, the Company did not purchase, receive, or sell any digital assets. No impairment of the Company’s digital assets was required in the three and six months ended June 30, 2023. The Company impaired the value of its digital assets by $77,751 and $140,727 in the three and six months ended June 30, 2022 as the fair market value decreased from its carrying value. The impairment of digital assets is presented as a non-cash operating expense within general and administrative on the consolidated statements of operations and comprehensive loss. The fair market value of such digital assets held as of June 30, 2023, was $64,953.
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
The Company’s goodwill balance has not changed for the periods presented in this Quarterly Report on Form 10-Q. The Company’s goodwill balance as of June 30, 2023 was $4,016,722.
The Company performs an annual impairment assessment of goodwill in October each year, or more frequently, if certain indicators are present. As of June 30, 2023, the Company determined that no goodwill impairment existed.

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	June 30, 2023	December 31, 2022
Software development costs	$4,947,681	$4,509,804
Less accumulated amortization	(3,146,519)	(2,735,771)
Software development costs, net	$1,801,162	$1,774,033

The Company developed its web-based influencer marketing platform, IZEAx, to enable influencer marketing and content creation campaigns on a greater scale. In 2022, the Company developed two new web-based influencer marketing platforms, Flex and Marketplace. These new platforms will replace IZEAx and Shake. IZEAx will be sunset in the third quarter of 2023 and Shake was sunset in the fourth quarter of 2022. The Company capitalized software development costs of $281,009 and $437,877 during the three and six months ended June 30, 2023. The Company capitalized software development costs of $177,943 and $277,369 during the three and six months ended June 30, 2022, respectively. As a result, the Company has capitalized a total of $4,947,681 in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of June 30, 2023.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service, or its actual useful life, if shorter. The Company recorded amortization expense associated with its capitalized software development cost of $83,272 and $105,897 during the three months ended June 30, 2023, and 2022, respectively. The Company recorded amortization expense associated with its capitalized software development cost of $410,748 and $211,793 during the six months ended June 30, 2023, and 2022, respectively.
As of June 30, 2023, future estimated amortization expense related to software development costs is set forth in the following schedule:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Software Development Amortization Expense
2023	$179,000
2024	405,899
2025	390,704
2026	384,955
2027	350,920
2028	89,684
Total	$1,801,162

NOTE 6.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accrued payroll liabilities	$1,976,080	$1,967,677
Accrued taxes	36,717	39,405
Current portion of finance obligation	69,806	42,858
Accrued other	118,128	80,762
Total accrued expenses	$2,200,731	$2,130,702

NOTE 7.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 12.9%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022 and in the first quarter of 2023, entering into two new three-year payment plans with the same vendor. The total balance owed was $162,918 and $105,031 as of June 30, 2023, and December 31, 2022, respectively, with the short-term portion of $69,806 and $42,858 recorded under accrued expenses in the consolidated balance sheets as of June 30, 2023, and December 31, 2022, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s unaudited consolidated statements of operations was $3,103 and $1,780 during the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, the future contractual maturities of the Company’s long-term payment obligations by year is set forth in the following schedule:

2023	$40,113
2024	59,386
2025	56,683
2026	6,736
Total	$162,918

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company has no operating or finance leases greater than 12 months in duration, or any leasehold rent or operating lease expenses as of June 30, 2023.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

20% annual increments after two years of service, or fully vest upon the age of 60. Total expense for employer matching contributions during the three and six months ended June 30, 2023, and 2022 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of revenue	$19,643	$15,894	$44,276	$44,967
Sales and marketing	17,799	29,749	33,416	73,481
General and administrative	41,875	28,855	77,827	73,617
Total contribution expense	$79,317	$74,498	$155,519	$192,065
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

NOTE 9.    STOCKHOLDERS’ EQUITY
Reverse Stock Split
In June 2023, the number of authorized shares and shares of common stock held by each stockholder of the Company were consolidated automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse split divided by four (4): effecting a four (4) old for one (1) new reverse stock split. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share, resulting in 23,789 additional shares being issued. No shares of preferred stock were outstanding at the time of the reverse stock split.
Additionally, all options and unvested restricted share grants of the Company outstanding immediately prior to the reverse split were adjusted by dividing the number of shares of common stock into which the options are exercisable by four (4) and multiplying the exercise price by four (4), in accordance with the terms of the plans and agreements governing such options and subject to rounding up to the nearest whole share.
All shares of common stock, stock options, restricted stock and restricted stock unit grants, and their corresponding price per share amounts have been presented to reflect the reverse split in all periods presented within this Quarterly Report on Form 10-Q.
Authorized Shares
The Company has 50,000,000 authorized shares of common stock and 2,500,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Share Repurchase
On March 30, 2023, the Company announced that its Board of Directors had authorized a $1 million share repurchase program of the company’s common stock. IZEA may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of eighteen (18) months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock.
As of June 30, 2023, the Company has repurchased $705,403 of its common stock out of the $1.0 million authorization. 245,283 shares of the Company’s common stock have been repurchased on the open market with an average price per share of $2.88. The number of shares purchased prior to June 16, 2023, have been adjusted for the reverse stock split. Repurchased shares have the status of treasury shares and may be used, if and when needed, for general corporate purposes.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Equity Incentive Plan
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “2011 Equity Incentive Plan”). The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units, and stock options covering up to 1,875,000 shares of common stock as incentive compensation for its employees and consultants. As of June 30, 2023, the Company had 381,966 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
Restricted Stock
Under the 2011 Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.
In 2022, the Company issued its five independent directors a total of 26,483 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2022.
In the three and six months ended June 30, 2023, the Company issued its five independent directors a total of 30,990 and 59,800 shares of restricted common stock valued at $150,009 for their service as directors of the Company. Approximately $75,000 worth of shares are granted on the last day of each quarter and vest immediately.
The following table contains summarized information about restricted stock issued during the year ended December 31, 2022 and six months ended June 30, 2023:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	888	$7.31	0.7
Granted	26,483	4.72
Vested	(27,299)	4.80
Nonvested at December 31, 2022	72	$5.36	0.3
Granted	59,800	2.51
Vested	(59,872)	2.51
Nonvested at June 30, 2023	—	$—	0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $75,009 and $31,259 during the three months ended June 30, 2023, and 2022, respectively, and $150,009 and $62,482 for the six months ended June 30, 2023, and 2022, respectively. Expense recognized on restricted stock issued to employees was $0 and $1,526 during the three months ended June 30, 2023, and 2022, respectively, and $376 and $5,355 for the six months ended June 30, 2023, and 2022, respectively.
On June 30, 2023, the fair value of the Company’s common stock was approximately $2.42 per share and the intrinsic value on the non-vested restricted stock was $0. Future compensation expense related to issued, but non-vested, restricted stock awards as of June 30, 2023, is $0.
Restricted Stock Units
The Company’s Board of Directors determine the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the six months ended June 30, 2023, the Company issued a total of 256,649 restricted stock units initially valued at $689,698 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance. During the six months ended June 30, 2023, the Company issued a total of 46,254 restricted stock units initially valued at $114,197 to executive employees as additional incentive compensation. The restricted stock units have varying vesting schedules ranging from one to four years, depending on the executive’s employment contract. A small subset of the restricted stock units have 100% cliff vesting one year from issuance.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock units during the year ended December 31, 2022 and the three months ended June 30, 2023:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	93,994	$3.83	1.8
Granted	344,108	3.87
Vested	(63,269)	3.52
Forfeited	(45,763)	4.87
Nonvested at December 31, 2022	329,070	$3.79	2.5
Granted	302,903	2.65
Vested	(67,657)	3.86
Forfeited	(43,871)	3.42
Nonvested at June 30, 2023	520,445	$3.15	2.4

Expense recognized on restricted stock units issued to employees was $151,733 and $81,450 during the three months ended June 30, 2023, and 2022, respectively. Expense recognized on restricted stock units issued to employees was $281,299 and $124,074 during the six months ended June 30, 2023, and 2022, respectively. On June 30, 2023, the fair value of the Company’s common stock was approximately $2.42 per share and the intrinsic value on the non-vested restricted units was $1,259,477. Future compensation related to the non-vested restricted stock units as of June 30, 2023, is $1,467,566 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.4 years.
Stock Options
Under the 2011 Equity Incentive Plan, the Board determines the exercise price to be paid for the stock option shares, the period within which each stock option may be exercised, and the terms and conditions of each stock option. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the exercise price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the exercise price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years and the option typically vests on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly in equal increments over the following three years. The Company issues new shares for any stock awards or options exercised under its 2011 Equity Incentive Plan.
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
A summary of option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2022, and June 30, 2023, is presented below:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2021	448,204	$11.13	6.4
Granted	32	4.60
Exercised	(17,772)	1.01
Expired	(9,349)	21.49
Forfeited	(5,553)	13.12
Outstanding at December 31, 2022	415,562	$11.31	5.3
Granted	—	—
Exercised	—	—
Expired	(15,277)	20.10
Forfeited	(129)	9.11
Outstanding at June 30, 2023	400,156	$10.97	5.0

Exercisable at June 30, 2023	357,205	$11.31	4.6
During the six months ended June 30, 2023, no options were exercised. During the six months ended June 30, 2022, 6,834 options were exercised for gross proceeds of $10,528. The intrinsic value of the exercised options was $28,335. The fair value of the Company's common stock on June 30, 2023, was approximately $2.42 per share, and the intrinsic value on outstanding options as of June 30, 2023, was $79,688. The intrinsic value of the exercisable options as of June 30, 2023, was $77,406.
There were outstanding options to purchase 400,156 shares with a weighted average exercise price of $10.97 per share, of which options to purchase 357,205 shares were exercisable with a weighted average exercise price of $11.31 per share as of June 30, 2023.
Expense recognized on stock options issued to employees during the six months ended June 30, 2023, and 2022 was $119,124 and $139,959, respectively, and $54,780 and $71,302 for the three months ended June 30, 2023, and 2022, respectively. Future compensation related to non-vested awards as of June 30, 2023, is $280,120, and it is estimated to be recognized over the weighted-average vesting period of approximately 1.7 years.
The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plan and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the six months ended June 30, 2022; no stock options have been granted in 2023:

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted Average Expected Forfeiture Rate
June 30, 2022	32	$4.60	6.0 years	—%	2.11%	—	$1.00	37.00%
Employee Stock Purchase Plan
The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 125,000 shares of common stock to employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six-month periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board of Directors.
The stock compensation expense on ESPP Options was $1,361 and $2,429 for the three months ended June 30, 2023, and 2022, respectively, and $2,599 and $4,511 for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, there was 86,439 remaining shares of common stock available for future issuances under the ESPP.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and six months ended June 30, 2023, and 2022 was recorded in the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of revenue	$18,085	$10,544	$35,255	$17,649
Sales and marketing	29,743	14,853	47,591	24,712
General and administrative	160,049	131,309	320,553	231,537
Total stock-based compensation	$207,877	$156,706	$403,399	$273,898

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(1,033,426)	$(169,890)	$(3,839,765)	$(2,646,133)
Weighted average shares outstanding - basic and diluted	15,520,700	15,551,617	15,551,785	15,539,663
Basic and diluted loss per common share	$(0.07)	$(0.01)	$(0.25)	$(0.17)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock options	400,188	433,001	416,195	439,594
Restricted stock units	426,467	157,055	397,303	135,431
Restricted stock	—	17,966	24	17,075
Total excluded shares	826,655	608,022	813,522	592,100

NOTE 11.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Managed Services Revenue	$10,618,381	$12,176,616	$19,121,135	$20,549,072

Marketplace Spend Fees	1,314	52,124	37,788	106,224
License Fees	59,225	335,928	249,607	710,369
Other Fees	10,139	12,343	18,251	101,682
SaaS Services Revenue	70,678	400,395	305,646	918,275

Total Revenue	$10,689,059	$12,577,011	$19,426,781	$21,467,347

Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $10.0 million and $18.2 million for the three and six months ended June 30, 2023, is recognized over time. Content revenue, which totaled $0.6 and $0.9 million during the three and six months ended June 30, 2023, is recognized at a point in time.

The following table illustrates revenues as determined by the country of domicile:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
United States	$10,035,693	$12,384,786	$18,171,826	$21,254,424
Canada	653,366	192,225	1,254,955	212,923
Total	$10,689,059	$12,577,011	$19,426,781	$21,467,347
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	June 30, 2023	December 31, 2022
Accounts receivable, net	$6,317,873	$5,664,727
Contract liabilities (unearned revenue)	8,257,166	11,247,746
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. As of December 31, 2022 the contract liability balance was $11,247,746; of that balance, $8.5 million was carried to revenue during the first two quarters of 2023. The majority of the carryover from the prior year is related to one large prepaid customer account and a few smaller accounts that needed to be extend the campaign completion dates. The Company expects to recognize the associated revenue in 2023. The accounts receivable balance as of December 31, 2022 was $5,664,727. $0.1 million of the outstanding receivables balance from the prior year is still outstanding as of June 30, 2023. The past due portion of the carryforward receivables balance is fully reserved as of June 30, 2023.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 12.     SUBSEQUENT EVENTS

To ensure that the consolidated financial statements include all necessary disclosures, the Company evaluated all subsequent events up to August 14, 2023. The Company determined that no subsequent events occurred that require disclosure, both for events that have been recognized in the consolidated financial statements and for those that have not.

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
•general government regulation;
•our dependence on key personnel;
•our ability to attract, hire, and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our customers;

•the potential liability concerning actions taken by our existing and past employees;
•any losses or issues we may encounter as a consequence of accepting or holding digital assets;
•risks associated with doing business internationally; and
•the other risks and uncertainties described in the Risk Factors section of our Annual Report for the year ended December 31, 2022, as amended, and filed with the SEC on March 31, 2023.
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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$10,689,059	$12,577,011	$(1,887,952)	(15)%

Costs and expenses:
Cost of revenue	6,254,517	7,211,922	(957,405)	(13)%
Sales and marketing	2,831,949	2,289,769	542,180	24%
General and administrative	3,167,941	3,378,988	(211,047)	(6)%
Depreciation and amortization	110,432	138,492	(28,060)	(20)%
Total costs and expenses	12,364,839	13,019,171	(654,332)	(5)%
Loss from operations	(1,675,780)	(442,160)	(1,233,620)	279%
Other income (expense):
Interest expense	(3,155)	(815)	(2,340)	287%
Other income (expense), net	645,509	273,085	372,424	136%
Total other income (expense), net	642,354	272,270	370,084	136%
Net Loss	$(1,033,426)	$(169,890)	$(863,536)	508%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended June 30,
	2023		2022		$ Change	% Change
Managed Services Revenue	$10,618,381	99%	$12,176,616	97%	$(1,558,235)	(13)%

Marketplace Spend Fees	1,314	—%	52,124	—%	(50,810)	(97)%
License Fees	59,225	1%	335,928	3%	(276,703)	(82)%
Other Fees	10,139	—%	12,343	—%	(2,204)	(18)%
SaaS Services Revenue	70,678	1%	400,395	3%	(329,717)	(82)%

Total Revenue	$10,689,059	100%	$12,577,011	100%	$(1,887,952)	(15)%

Managed Services revenue during the three months ended June 30, 2023, decreased 13% from the same period in 2022. Approximately $3.3 million of the quarter’s Managed Services revenue comes from one large customer (the “non-recurring customer”), 37% lower than the revenue received from such customer in the same period in 2022. In January 2023, we announced that we are parting ways with this customer as soon as our related contract backlog is completed during 2023. Managed Services revenue from our ongoing customer base (our “core customers”) totaled approximately $7.2 million in the current period, or 6% higher than the same period in 2022, primarily due to stronger bookings from these core customers in recent quarters.
SaaS Services revenue, which includes license and support fees to access the platform services, and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns declined 82% from the same period in 2022 due to:
•Marketplace Spend Fees decreased by $0.1 million for the three months ended June 30, 2023, compared to the same period in 2022, due to lower overall spending levels from our marketers and to a gradual winding down of IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.

•License Fees revenue decreased by $0.3 million for the three months ended June 30, 2023, when compared to the same period of 2022. The decrease in license fees is due to lower licensee counts and lower average revenue per licensee. The decline in both licensee counts and revenues is heavily related to sunsetting our legacy IZEAx and BrandGraph platforms while we transition to Flex, which was partially released in January 2023.
•Other Fees revenue consists of other fees, such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of our platforms. Other Fees revenue decreased 18% for the three months ended June 30, 2023 compared to the same period in 2022, due primarily to fewer creators requesting early cash-outs offset by higher plan fees.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2023 decreased by $1.0 million, or approximately 13%, compared to the same period in 2022, primarily due to lower contract deliveries related to our non-recurring customer. Cost of revenue as a percentage of revenue increased from 57% in 2022 to 59% in 2023, partly due to higher comparative cost deliveries for our non-recurring customer.

Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2023 increased by $0.5 million, or approximately 24%, compared to the same period in 2022, due to increased spend on tradeshows and advertising to drive demand for managed services, and contractor expense to develop sales in new global markets.

General and Administrative
General and administrative expense for the three months ended June 30, 2023 decreased by $0.2 million, or approximately 6%, compared to the same period in 2022, primarily due to lower overall compensation costs, partly offset by an increase in web hosting fees and professional fees.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2023 decreased by $28.1 thousand, or approximately 20%, compared to the same period in 2022.

Depreciation expense on property and equipment was $27.2 thousand and $32.6 thousand for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense decreased due to the disposal of aging equipment in 2022 offset partially by the purchase of new equipment in the fourth quarter of 2022 and first quarter of 2023.

Amortization expense related to internal use software development was $83.3 thousand and $105.9 thousand for the three months ended June 30, 2023 and 2022, respectively. There was no amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions recognized for the three months ended June 30, 2023 and 2022, respectively. The intangible assets acquired in acquisitions were fully amortized as of July 31, 2021.

Other Income (Expense)
Interest expense increased by $2.3 thousand to $3.2 thousand during the three months ended June 30, 2023 compared to the same period in 2022 due primarily to interest incurred on our financed computers.

Other income, net totaled $0.6 million for the three months ended June 30, 2023, primarily from investment portfolio interest income, which was funded in the second quarter of 2022. Other income, net totaled of $0.3 million for the three months ended June 30, 2022, primarily due to interest income earned.

Net Loss
Net loss for the three months ended June 30, 2023 was $1.0 million, a $0.9 million increase compared to the net loss of $0.2 million for the same period in 2022. The increase in net loss was a result of the changes discussed above.

Results of Operations for the Six Months Ended June 30, 2023 and 2022
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$19,426,781	$21,467,347	$(2,040,566)	(10)%

Costs and expenses:
Cost of revenue	12,214,679	12,391,646	(176,967)	(1)%
Sales and marketing	5,236,500	4,810,112	426,388	9%
General and administrative	6,571,549	6,881,423	(309,874)	(5)%
Depreciation and amortization	456,694	277,321	179,373	65%
Total costs and expenses	24,479,422	24,360,502	118,920	—%
Loss from operations	(5,052,641)	(2,893,155)	(2,159,486)	75%
Other income (expense):
Interest expense	(4,719)	(1,780)	(2,939)	165%
Other income (expense), net	1,217,595	248,802	968,793	389%
Total other income (expense), net	1,212,876	247,022	965,854	391%
Net Loss	$(3,839,765)	$(2,646,133)	$(1,193,632)	45%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Six Months Ended June 30,
	2023		2022		$ Change	% Change
Managed Services Revenue	$19,121,135	98%	$20,549,072	96%	$(1,427,937)	(7)%

Marketplace Spend Fees	37,788	1%	106,224	—%	(68,436)	(64)%
License Fees	249,607	1%	710,369	3%	(460,762)	(65)%
Other Fees	18,251	—%	101,682	—%	(83,431)	(82)%
SaaS Services Revenue	305,646	2%	918,275	4%	(612,629)	(67)%

Total Revenue	$19,426,781	100%	$21,467,347	100%	$(2,040,566)	(10)%

Managed Services revenue during the six months ended June 30, 2023 decreased 7% from the same period in 2022, primarily due to a decline in revenue from one large customer contract, which comprised of one-third of managed services revenue. All performance obligations related to the large customer contract will be complete in 2023. Managed Services revenue for our core customer group increased due to growth in orders from new and existing customers expanding their marketing efforts as compared to the prior year.
SaaS Services revenue, which includes license and support fees to access the platform services, and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns, declined 67% from the same period in 2022, due to:
•Marketplace Spend Fees decreased by approximately $0.1 million for the six months ended June 30, 2023, when compared with the same period in 2022, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased by approximately $0.5 million for the six months ended June 30, 2023, when compared to the same period of 2022. The decrease in license fees is due to lower licensee counts and lower average revenue per licensee. The decline in both licensee counts and revenues is heavily related to the gradual sunsetting our legacy IZEAx and BrandGraph platforms before we transition to Flex, which was completed for customer use in the second quarter of 2023.
•Other Fees revenue decreased by approximately $0.1 million for the six months ended June 30, 2023, compared to the same period in 2022, due to a customer deposit forfeiture. Nonrefundable deposits are collected from certain customers due to defined minimum spend per the contract or prepayment required for identified credit issues. Customers do not typically forfeit deposits held on account.
Cost of Revenue
Cost of revenue for the six months ended June 30, 2023 was relatively flat when compared to the same period in 2022 primarily due to the decrease in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 58% in 2022 to 63% in 2023, due primarily to several large contracts in the current period that carry a lower average margin.
Sales and Marketing
Sales and marketing expense for the six months ended June 30, 2023 increased by $0.4 million, or approximately 9%, compared to the same period in 2022. Advertising and marketing expense, increased over the prior year, with continued efforts promoting brand awareness, and improving customer acquisition, satisfaction, and retention.
General and Administrative
General and administrative expense for the six months ended June 30, 2023 decreased by $0.3 million, or approximately 5%, compared to the same period in 2022. The increase in general and administrative expense was primarily due to $0.2 million higher spend on professional services related to accounting services and $0.1 million higher spend on software, licenses, and web hosting services. Contractor costs decreased by $0.6 million due to the capitalization of software development hours and the reduction of engineers used to supplement our team developing our technology offerings.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2023 increased by $0.2 million, or approximately 65%, compared to the same period in 2022.
Depreciation expense on property and equipment was approximately $0.1 million for the six months ended June 30, 2023, and 2022. Depreciation expense decreased due to the disposal of aging equipment in 2022.
Amortization expense was approximately $0.4 million and $0.2 million for the six months ended June 30, 2023, and 2022, respectively. Amortization expense related to intangible assets acquired in the Ebyline, ZenContent, and TapInfluence acquisitions was $0 for the six months ended June 30, 2023, and 2022. Amortization on our intangible acquisition assets was fully amortized in 2021. Amortization expense related to internal-use software development costs was $0.4 million and $0.2 million for the six months ended June 30, 2023, and 2022, respectively. Amortization on our internal software costs is increasing due to the development of Flex and Marketplace in 2022. Significant development on Flex will continue through the third quarter of 2023.
Other Income (Expense)
Interest expense totaled $4.7 thousand during the six months ended June 30, 2023. Interest expense totaled $1.8 thousand during the six months ended June 30, 2022. Interest expense was incurred on our computer purchase financing arrangements.
Other income, net totaled $1.2 million in investment portfolio interest income for the six months ended June 30, 2023, compared to $0.2 million in the prior year period. Our investment portfolio was added in the second quarter of 2022.
Net Loss from Operations
Net loss for the six months ended June 30, 2023 was $3.8 million, a $1.2 million increase to the net loss of $2.6 million for the same period in 2022. The increase in net loss was the result of the changes discussed above. Net loss from operations increased $2.2 million over the prior year.

Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.

Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have been receiving increasingly larger and more complex sales orders which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues, and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the amount of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended June 30, 2023, and 2022 was $7.3 million and $9.3 million, respectively. Managed Services Bookings for the six months ended June 30, 2023, and 2022 was $13.4 million and $21.5 million, respectively.
During the fourth quarter of 2022, the Company began the process of parting ways with a large customer. During the three months ended June 30, 2023, and 2022, net Managed Services Bookings for this customer totaled $65,000 and $3.5 million, respectively. During the six months ended June 30, 2023, and 2022, net Managed Services Bookings for this customer totaled $312,000 and $6.2 million, respectively.
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended June 30,
	2023		2022		$ Change	% Change
Managed Services Gross Billings	$10,618,381	97%	$12,176,616	91%	$(1,558,235)	(13)%

Marketplace Spend Fees	235,763	2%	833,235	6%	(597,472)	(72)%
License Fees	59,225	1%	335,928	3%	(276,703)	(82)%
Other Fees	10,139	—%	12,343	—%	(2,204)	(18)%
SaaS Services Gross Billings	305,127	3%	1,181,506	9%	(876,379)	(74)%

Total Gross Billings	$10,923,508	100%	$13,358,122	100%	$(2,434,614)	(18)%

	Six Months Ended June 30,
	2023		2022		$ Change	% Change
Managed Services Gross Billings	$19,121,135	93%	$20,549,072	90%	$(1,427,937)	(7)%

Marketplace Spend Fees	1,259,448	6%	1,580,479	7%	(321,031)	(20)%
License Fees	249,607	1%	710,369	3%	(460,762)	(65)%
Other Fees	18,251	—%	101,682	1%	(83,431)	(82)%
SaaS Services Gross Billings	1,527,306	7%	2,392,530	10%	(865,224)	(36)%

Total Gross Billings	$20,648,441	100%	$22,941,602	100%	$(2,293,161)	(10)%
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(1,033,426)	$(169,890)	$(3,839,765)	$(2,646,133)
Impairment of digital assets	—	77,751	—	140,727
Non-cash stock-based compensation	207,877	156,706	403,399	273,898
Non-cash stock issued for payment of services	75,009	31,259	150,009	62,482
Interest expense	3,155	815	4,719	1,780
Depreciation and amortization	110,432	138,492	456,694	277,321
Other non-cash items	—	19,218	—	18,555
Adjusted EBITDA	$(636,953)	$254,351	$(2,824,944)	$(1,871,370)

Revenue	$10,689,059	$12,577,011	$19,426,781	$21,467,347
Adjusted EBITDA as a % of Revenue	(6.0)%	2.0%	(14.5)%	(8.7)%

Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     Historically, our primary cash needs have been funding the development and integration of our technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, and commissions. We have incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $81.9 million as of June 30, 2023. While we have not achieved profitability, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $31.2 million as of June 30, 2023, as compared to $24.6 million as of December 31, 2022. This increase of $6.6 million is primarily due to shortening maturities in our investment portfolio, partly offset by cash used to fund operating losses.

	Six Months Ended June 30,
	2023	2022
Net cash (used for)/provided by:
Operating activities	$(3,813,842)	$(4,566,772)
Investing activities	11,196,947	(59,489,551)
Financing activities	(760,845)	(29,902)
Net increase in cash and cash equivalents	$6,622,260	$(64,086,225)
Net cash used for operating activities was $3.8 million during the six months ended June 30, 2023 and is primarily the result of continued use of cash to cover operating losses and to meet working capital requirements. Net cash used for investing activities was $11.2 million during the six months ended June 30, 2023, primarily due to the purchase and sale of marketable securities. Net cash used for financing activities during the six months ended June 30, 2023, was $0.8 million, which consisted of the purchase of treasury stock and payments on shares withheld for taxes.

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
Financial Condition and Outlook
Since 2020, supply-chain issues, labor disruption, business closures, and inflationary pressures have impacted our business operations and results. Additionally, the broadening unenthusiastic economic outlook may be affecting marketing budgets, as evidenced by the softness in bookings we have experienced through the fourth quarter of 2022 and first quarter of 2023, and, to a lesser extent, the second quarter of 2023. We announced in January 2023 that we began the process of parting ways with a single large customer that, while having a significant impact on Managed Services revenue growth, carried significantly lower gross margins than our core business. Apart from this single large customer, demand from ongoing customers during the second quarter of 2023 grew 25% from the first quarter of 2023 and 24% from the second quarter of 2022. While our recent bookings have not met internal expectations, we see evidence of improving demand for influencer marketing services in our pipeline, and, despite opportunities taking longer to close, we believe that our base business is strengthening. However, these matters, taken together, could have a further material adverse impact on our business, results of operations, and financial position in future periods.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2023, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of August 7, 2023, we are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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
A few of our customers account for a significant portion of our gross billings and accounts receivable, and the loss of, or reduced purchases from, these or other customers could have a material adverse effect on our operating results.
A significant portion of our gross billings and accounts receivable are attributable to a small number of customers. At June 30, 2023, one customer accounted for 30% of gross billings for the quarter and two customers accounted for 43% of total accounts receivable. During the three months ended June 30, 2022, two customers accounted for 50% of gross billings and one customers accounted for 50% of accounts receivable. In January 2023, we announced that we began the process of parting ways with the customer accounting for the large portion of our gross billings and accounts receivable for the three and six months ended June 30, 2023. The concentration of our sales with a relatively small number of customers makes us particularly dependent on factors, both positive and negative, affecting those customers. If demand for our services from these customers increases, our results are favorably impacted, while if their demand for our services decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. The Company does not typically engage in contracts are longer than one year, and so most of our customers can cease reduce or cease business with us on a relatively short basis. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SHARES

Company repurchases shares of equity securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2023 by the Company.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares Available under Repurchase Plan
April 1 - April 30, 2023	—	$—	—	$1,000,000
May 1 - May 31, 2023	63,486	$2.9401	63,486	$813,345
June 1 - June 30, 2023	181,797	$2.8534	181,797	$294,597

(1)	On March 30, 2023, the Company announced that its Board of Directors had authorized a $1.0 million share repurchase program. The share repurchase program has a term of eighteen (18) months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock.

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

3.11
Certificate of Change of IZEA Worldwide, Inc., dated June 14, 2023 and effective June 16, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2023.)

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

IZEA Worldwide, Inc. a Nevada corporation

August 14, 2023	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

August 14, 2023	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)