Form 10-Q
period 2023-09-30
IZEA Worldwide, Inc.
filed 2023-11-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2023

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

 As of November 6, 2023, there were 15,454,166 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the period ended September 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$35,196,198	$24,600,960
Accounts receivable, net	6,684,958	5,664,727
Prepaid expenses	1,084,289	3,927,453
Short term investments	14,842,420	16,106,758
Other current assets	62,396	66,441
Total current assets	57,870,261	50,366,339

Property and equipment, net of accumulated depreciation	216,272	156,774
Goodwill	4,016,722	4,016,722
Intangible assets, net	64,953	64,953
Software development costs, net	1,944,377	1,774,033
Long term investments	12,670,494	29,296,069
Total assets	$76,783,079	$85,674,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,461,732	$1,968,322
Accrued expenses	2,070,747	2,130,702
Contract liabilities	8,704,332	11,247,746
Total current liabilities	12,236,811	15,346,770

Finance obligation, less current portion	78,266	62,173
Total liabilities	$12,315,077	$15,408,943

Commitments and Contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock; $0.0001 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 15,797,724 and 15,603,435, respectively; shares outstanding: 15,431,869 and 15,603,435 respectively	1,580	1,560
Treasury stock at cost: 365,855 and 0 shares at September 30, 2023 and December 31, 2022, respectively	(1,019,997)	—
Additional paid-in capital	149,925,505	149,148,248
Accumulated deficit	(83,925,769)	(78,103,066)
Accumulated other comprehensive income (loss)	(513,317)	(780,795)
Total stockholders’ equity	64,468,002	70,265,947
Total liabilities and stockholders’ equity	$76,783,079	$85,674,890

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$7,894,901	$10,826,335	$27,321,682	$32,293,682

Costs and expenses:
Cost of revenue	4,685,437	6,597,430	16,900,116	18,989,076
Sales and marketing	2,700,301	2,502,128	7,936,801	7,312,240
General and administrative	3,032,759	2,928,679	9,604,308	9,810,102
Depreciation and amortization	117,544	127,535	574,238	404,856
Total costs and expenses	10,536,041	12,155,772	35,015,463	36,516,274

Loss from operations	(2,641,140)	(1,329,437)	(7,693,781)	(4,222,592)

Other income (expense):
Interest expense	(1,654)	(814)	(6,373)	(2,594)
Other income (expense), net	659,856	424,019	1,877,451	672,821
Other income (expense), net	658,202	423,205	1,871,078	670,227

Net loss	$(1,982,938)	$(906,232)	$(5,822,703)	$(3,552,365)

Weighted average common shares outstanding – basic and diluted	15,463,334	15,568,356	15,525,636	15,540,627
Basic and diluted loss per common share	$(0.13)	$(0.06)	$(0.38)	$(0.23)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(1,982,938)	$(906,232)	$(5,822,703)	$(3,552,365)

Other comprehensive income
Unrealized gain/(loss) on securities held	131,198	(597,113)	267,478	(864,595)
Total other comprehensive income	131,198	(597,113)	267,478	(864,595)

Total comprehensive income (loss)	$(1,851,740)	$(1,503,345)	$(5,555,225)	$(4,416,960)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, June 30, 2022	15,551,729	$1,555	$148,773,722	$—	$(76,279,701)	$(267,482)	$72,228,094
Stock purchase plan & option exercise issuances	—	$—	—	—	—	—	—
Stock issued for payment of services	6,623	$1	31,259	—	—	—	31,260
Stock-based compensation	15,784	$1	154,114	—	—	—	154,115
Shares withheld to cover statutory taxes	(5,667)	$—	(18,934)	—	—	—	(18,934)
Other comprehensive income (loss)	—	$—	—	—	—	(597,113)	(597,113)
Net comprehensive income (loss)	—	$—	—	—	(906,232)	—	(906,232)
Balance, September 30, 2022	15,568,469	$1,557	$148,940,161	$—	$(77,185,933)	$(864,595)	$70,891,190

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, June 30, 2023	15,734,680	$1,574	$149,646,200	$(705,403)	$(81,942,831)	$(644,515)	$66,355,025
Stock purchase plan & option exercise issuances	—	—	—	—	—	—	—
Stock issued for payment of services	34,405	4	74,999	—	—	—	75,003
Stock-based compensation	43,211	4	239,349	—	—	—	239,353
Shares withheld to cover statutory taxes	(14,572)	(2)	(35,043)	—	—	—	(35,045)
Reverse stock split fractional share adjustment	—	—	—	—	—	—	—
Treasury stock	—	—	—	(314,594)	—	—	(314,594)
Other comprehensive income (loss)	—	—	—	—	—	131,198	131,198
Net comprehensive income (loss)	—	—	—	—	(1,982,938)	—	(1,982,938)
Balance, September 30, 2023	15,797,724	$1,580	$149,925,505	$(1,019,997)	$(83,925,769)	$(513,317)	$64,468,002

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	15,511,332	$1,551	$148,457,152	$—	$(73,633,568)	$—	$74,825,135
Stock purchase plan & option exercise issuances	9,519	1	18,726	—	—	—	18,727
Stock issued for payment of services	19,861	2	93,740	—	—	—	93,742
Stock-based compensation	42,183	4	428,009	—	—	—	428,013
Shares withheld to cover statutory taxes	(14,426)	(1)	(57,466)	—	—	—	(57,467)
Other comprehensive income (loss)	—	—	—	—	—	(864,595)	(864,595)
Net comprehensive income (loss)	—	—	—	—	(3,552,365)	—	(3,552,365)
Balance, September 30, 2022	15,568,469	$1,557	$148,940,161	$—	$(77,185,933)	$(864,595)	$70,891,190

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	15,603,597	$1,560	$149,148,248	$—	$(78,103,066)	$(780,795)	$70,265,947
Stock purchase plan & option exercise issuances	4,329	1	7,991	—	—	—	7,992
Stock issued for payment of services	94,202	10	225,002	—	—	—	225,012
Stock-based compensation	110,657	11	642,741	—	—	—	642,752
Shares withheld to cover statutory taxes	(38,850)	(4)	(98,475)	—	—	—	(98,479)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Treasury stock	—	—	—	(1,019,997)	—	—	(1,019,997)
Other comprehensive income (loss)	—	—	—	—	—	267,478	267,478
Net comprehensive income (loss)	—	—	—	—	(5,822,703)	—	(5,822,703)
Balance, September 30, 2023	15,797,724	$1,580	$149,925,505	$(1,019,997)	$(83,925,769)	$(513,317)	$64,468,002

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(5,822,703)	$(3,552,365)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of digital assets	—	141,808
Depreciation	72,529	91,200
Amortization	501,709	313,656
Stock-based compensation	642,752	428,013
Value of stock issued for payment of services	225,012	93,742
(Gain)/Loss on disposal of equipment	304	18,555
Bad debt	50,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,070,231)	(1,044,406)
Prepaid expenses and other current assets	2,847,209	(552,006)
Accounts payable	(506,590)	(294,445)
Accrued expenses	(76,482)	(458,431)
Contract liabilities	(2,543,414)	(2,101,876)
Net cash used for operating activities	(5,679,905)	(6,916,555)
Cash flows from investing activities:
Purchase of short term investments	(265,887,875)	(89,220,431)
Proceeds from the sale of short term investments	267,069,677	67,171,356
Purchase of long term investments	—	(26,278,590)
Proceeds from the sale of long term investments	16,975,589	477,438
Purchase of property and equipment, net	(99,711)	(41,097)
Proceeds from sale of property and equipment	—	10,344
Increase in software development costs	(672,053)	(558,599)
Net cash provided by and (used for) investing activities	17,385,627	(48,439,579)
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	7,992	18,727
Payments on notes payable and capital leases	—	(11,944)
Purchase of treasury stock	(1,019,997)	—
Payments on shares withheld for statutory taxes	(98,479)	(57,467)
Net cash provided by financing activities	(1,110,484)	(50,684)

Net increase (decrease) in cash and cash equivalents	10,595,238	(55,406,818)
Cash and cash equivalents, beginning of period	24,600,960	75,433,295
Cash and cash equivalents, end of period	$35,196,198	$20,026,477

Supplemental cash flow information:
Interest paid	$6,208	$1,894
Equipment acquired with financing arrangement	80,843	$—

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (“IZEA,” “we,” “us,” or “our”) innovates in the creator economy, connecting marketers—including brands, agencies, and publishers—with a diverse range of content creators, such as TikTokers, Gamers, and other social media influencers (“creators”). Our technology platforms are designed to bring these groups together efficiently, facilitating transactions at scale by managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing.
Our mission is to Champion the Creators, enabling individuals from various backgrounds—from college students and stay-at-home parents to celebrities and professional journalists—to monetize their digital content, creativity, and influence. We compensate creators for their unique contributions, such as producing and distributing various forms of content (e.g., text, videos, photos, status updates, illustrations) on behalf of marketers across different websites, blogs, and social media channels.
We primarily provide value through our managed services, whereby most marketers engage us to handle these services (the “Managed Services”) on their behalf. However, marketers also have the option to use our marketplaces for self-service influencer marketing campaigns or content production by licensing our technology.
The IZEA Exchange (“IZEAx”), our primary technology platform until mid-2023, was integral to managing influencer marketing campaigns and facilitating the creation and distribution of content across creators’ websites, blogs, and social media channels, including Twitter, Facebook, YouTube, Twitch, and Instagram. However, in 2023, IZEAx was sunset and is currently operational only to allow for final legal and accounting closeout, with anticipated discontinuation of live access for IZEA team members and outside auditors early next year.
In response to evolving user needs, we developed and introduced IZEA Flex (“Flex”) as our new flagship platform for enterprise influencer marketing. Flex was initially rolled out in September 2022, with its commercial launch in January 2023. Flex is designed to allow marketers to use any combination of its eight core modules—Discover, ContentMine, ShareMonitor, Integrations, Tracking Links, Contacts, Transactions, and Campaigns—independently or together to supercharge their influencer marketing efforts.
Flex enables marketers to precisely measure the impact of influencers on e-commerce revenue at scale and includes advanced features such as end-to-end tracking of social commerce. It integrates data gathered from The Creator Marketplace on IZEA.com and offers a suite of tools like Discover for advanced search capabilities, ContentMine for content management and insights, ShareMonitor for social monitoring, Integrations for tracking campaign metrics via platforms like Google Analytics and Shopify, and Tracking Links for detailed influencer marketing metrics.
In the third quarter of 2023, additional features like Flex Offers, Creator Content Requests, and Offer Negotiations were introduced to IZEA Flex. Moreover, The Creator Marketplace has been enhanced with new functionalities such as Form AI incorporating OpenAI’s GPT-4 and an AI Video Generator Tool, demonstrating our commitment to integrating AI technology into our services.
Prior to these developments, we launched BrandGraph and Shake in 2020. BrandGraph, a social media intelligence platform, has been heavily integrated with both IZEAx and now Flex. It maps and classifies corporation-to-brand relationships and associates social content with brands through a proprietary content analysis engine. Shake, aimed at digital creatives for freelance work, was sunset in October 2022, concurrent with the launch of The Creator Marketplace, which offered upgraded functionalities to replace Shake.
In October 2022, The Creator Marketplace on IZEA.com was launched, providing creators with powerful tools to present their work and marketers with robust search capabilities to find suitable influencers for their campaigns. Features like Casting Calls offer a dynamic two-way connection for marketers and creators, facilitating everything from influencer campaigns to full-time employment opportunities, with creators responding to these calls through video and text responses. These advancements reflect our ongoing investment in technology and commitment to supporting the creator economy.
Basis of Presentation
The accompanying consolidated balance sheet as of September 30, 2023, the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the consolidated statements of stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States (GAAP). The consolidated balance sheet as of

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

December 31, 2022 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2023, as amended April 19, 2023.
Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiaries subsequent to the subsidiaries’ individual acquisition, merger, or formation dates, as applicable. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. The FDIC insures deposits made to the Company’s bank accounts up to a maximum of $250,000 at each bank. The CDIC insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. Deposit balances exceeding these limits were approximately $34.6 million and $24.4 million as of September 30, 2023, and December 31, 2022, respectively.
Investment in Debt Securities
Our investments in debt securities are carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities, as well as realized gains and losses on available-for-sale debt securities, are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss).
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables and a reserve for credit losses. Trade receivables are customer obligations due under normal trade terms. The Company had net trade receivables of $6.6 million at September 30, 2023. The Company had net trade receivables of $5.7 million at December 31, 2022.
Management determines the collectability of accounts receivable by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company had a reserve for credit losses of $205,000 and $155,000 as of September 30, 2023, and December 31, 2022, respectively. Management believes this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company recognized $50,000 in bad debt expense for the three and nine months ended September 30, 2023 and did not recognize any bad debt expense in the three and nine months ended September 30, 2022. Bad debt expense was less than 1% of revenue for the three and nine months ended September 30, 2023 and 2022.
     Credit risk concentration concerning accounts receivable has been typically limited because many geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. However, the Company’s addition of SaaS customers has increased credit exposure for certain customers who carry significant credit balances related to their marketplace spend. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company currently has three customers that each accounted for more than 10% of total accounts receivable at September 30, 2023, and three customers that each accounted for more than 10% of total accounts receivable at December 31,

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

2022. The Company had two customers that accounted for more than 10% of its Managed Services revenue during the three months ended September 30, 2023. The Company had three customers that each accounted for more than 10% of its Managed Services revenue during the three months ended September 30, 2022. The Company had one customer that accounted for more than 10% of its Managed Services revenue during the nine months ended September 30, 2023. The Company had two customers that each accounted for more than 10% of its Managed Services revenue during the nine months ended September 30, 2022.
Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expenses in the consolidated statements of operations.
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. The Company has goodwill in connection with its acquisitions of Ebyline, Inc. (“Ebyline”), ZenContent, Inc. (“ZenContent”), and TapInfluence, Inc. (“TapInfluence”). Goodwill is not amortized but is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.
The Company performs its annual impairment tests of goodwill as of October 1 of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of September 30, 2023. No indicators were present, and no impairment was recorded during the three and nine months ended September 30, 2023.
Intangible Assets
The Company acquired most of its intangible assets through its acquisitions of Ebyline, ZenContent, and TapInfluence and amortized the identifiable intangible assets over periods of 12 to 60 months. See Note 4 for further details.
The Company accounts for its digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company maintains ownership of and control over its digital assets and may use third-party custodial services to secure them. Digital assets are initially recorded at cost and evaluated for any impairment losses incurred since acquisition. The Company did not recognize any impairment of digital assets during the three and nine months ended September 30, 2023. The Company recognized an impairment of $141,808 on digital assets during the nine months ended September 30, 2022.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, calculated as the difference between the assets fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values depend upon management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets during the three and nine months ended September 30, 2023, and 2022.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes on certain costs related to cloud computing arrangements (“CCAs”). These software developments, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the fair value in its consolidated statements of operations. See Note 5 for further details.
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
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized based on a five-step model as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations.
The Company also determines whether it acts as an agent or principal for each identified performance obligation. The determination of whether the Company acts as principal or agent is highly subjective and requires the Company to evaluate several indicators individually and as a whole in order to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion, and other related services, and the Company records the amounts it pays to third-party creators as cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount charged to the self-service marketer using the Company’s platforms, less the amounts paid to the third-party creators providing the service.
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statements of work, which specify the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the customer cancels the agreement before the completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the creditworthiness of the customer and payment and transaction history.

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
The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. Revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress toward satisfying the overall performance obligation of the marketing campaign. The Company may provide one type or a combination of all types of these influencer marketing services on a statement of work for a lump sum fee. When multiple types of performance obligations exist in a contract, the Company allocates revenue to each distinct performance obligation at contract inception based on its relative standalone selling price. These performance obligations are to be provided over a period that generally ranges from one day to one year. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations, and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.
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
Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising costs for the three months ended September 30, 2023 and 2022 were approximately $0.7 million and $0.6 million, respectively. Advertising costs charged to operations for the nine months ended September 30, 2023, and 2022 were approximately $2.0 million and $1.6 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Income Taxes
The Company has yet to record federal income tax expense due to its history of net operating losses. Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs state franchise tax in twelve states, which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.
     The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed unrecognized tax benefits, and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination based on the statute of limitations by the IRS is generally three years; however, the IRS may examine records and other evidence from the year the net operating loss was generated when the Company utilizes net operating loss carryforwards in future periods. The tax years subject to examination by the Canadian Revenue Agency is generally four years.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of September 30, 2023, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 2 - Financial Instruments.
Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended (see Note 9), is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. The Company estimates the volatility of its common stock at the date of grant based on the volatility of its stock during the period. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The Company used the following assumptions for stock options granted under the 2011 Equity Incentive Plan during the three and nine months ended September 30, 2023, and 2022:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
2011 Equity Incentive Plan Assumptions	2023	2022	2023	2022
Expected term	5 years	6 years	5 years	6 years
Weighted average volatility	—%	—%	124.19%	120.48%
Weighted average risk-free interest rate	5.50%	3.33%	4.60%	1.70%
Expected dividends	—	—	—	—
Weighted average expected forfeiture rate	37.00%	37.00%	37.00%	37.00%
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), in January 2021 to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 also provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions impacted by reference rate reform if specific criteria are met. Additionally, they only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of September 30, 2023, the Company does not have any contracts that reference LIBOR rates, and this guidance has not had a material impact on its financial statements.
Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of September 30, 2023, the Company has no significant amounts of loans, receivables, or debt securities with expected credit losses and this guidance has not had a material impact on its financial statements. The Company will recognize any future expected credit losses as a provision for credit losses on the income statement, as needed.

NOTE 2.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
Per a revised investment strategy policy, the Company engaged a third-party registered investment advisor and appointed a leading national bank for custody services with respect to investment securities, making an initial deposit of $60 million on April 18, 2022. Investments comply with the Company’s revised investment strategy policy, designed to preserve capital, minimize investment risks, and maximize returns.
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of September 30, 2023:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)	Non-Current Marketable Securities (2)
Cash	$6,263,685	$—	$—	$6,263,685	$6,263,685	$—	$—
Level 1 (3)
Commercial paper	20,936,298	2,131	(7,859)	20,930,570	20,930,570	—	—
Mutual Funds	8,001,943	—	—	8,001,943	8,001,943	—	—
US Treasury securities	7,051,392	70,916	(210,150)	6,912,158	—	5,939,777	972,381
Subtotal	35,989,633	73,047	(218,009)	35,844,671	28,932,513	5,939,777	972,381
Level 2 (4)
Asset backed securities	4,684,069	73,664	(154,576)	4,603,157	—	2,071,947	2,531,210
Corporate debt securities	16,285,042	143,701	(431,144)	15,997,599	—	6,830,696	9,166,903
Subtotal	20,969,111	217,365	(585,720)	20,600,756	—	8,902,643	11,698,113
Total	$63,222,429	$290,412	$(803,729)	$62,709,112	$35,196,198	$14,842,420	$12,670,494
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
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company did not recognize any realized gains (net of losses) for the three months ended September 30, 2023. The Company recognized $104 realized gains (net of losses) for the nine months ended September 30, 2023. The Company did not recognize any realized gains (net of losses) for the three and nine months ended September 30, 2022. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	September 30, 2023	December 31, 2022
Due in 1 year or less	$14,842,420	$16,106,758
Due in 1 year through 5 years	12,670,494	29,296,069
Total	$27,512,914	$45,402,827
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	September 30, 2023		December 31, 2022
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$35,196,198	$(5,728)	$24,600,960	$(2,131)
Government bonds	6,912,158	(139,234)	11,765,597	(206,439)
Corporate debt securities	15,997,599	(287,443)	21,618,613	(417,649)
Asset backed securities	4,603,157	(80,912)	12,018,617	(154,576)
Total	$62,709,112	$(513,317)	$70,003,787	$(780,795)
During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any significant credit losses and had no ending allowance balance for credit losses.

NOTE 3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Furniture and fixtures	$29,848	$—
Office equipment	3,880	3,843
Computer equipment	316,897	323,700
Total	350,625	327,543
Less accumulated depreciation	(134,353)	(170,769)
Property and equipment, net	$216,272	$156,774
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $26,583 and $25,672 for the three months ended September 30, 2023 and 2022, respectively, and was $72,529 and $91,200 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4.     INTANGIBLE ASSETS
Purchased Intangible Assets. Purchased intangible assets represent the estimated acquisition date fair value of acquired intangible assets used in our business.
No amortization expense related to purchased intangible assets was recorded in amortization in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, and 2022. All purchased intangible assets, including those acquired through its acquisitions of Ebyline, ZenContent, and TapInfluence have been fully amortized since 2021.
There were no impairment charges associated with the Company’s purchased intangible assets in the three and nine months ended September 30, 2023 and 2022.
Indefinite-Lived Intangible Assets. Digital assets held by the Company consist of Bitcoin and Ethereum and are included in intangible assets on the balance sheet. The Company determines the fair value of its digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that have been determined to be the principal market for such assets (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that the digital assets are impaired. In determining if an impairment has occurred, the Company considers the lowest market price of one unit of the digital asset quoted on the active exchange since acquiring the digital asset. If the then-current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined.
During the three months ended September 30, 2023 and 2022, the Company did not purchase, receive, or sell any digital assets. No impairment of the Company’s digital assets was required in the three and nine months ended September 30, 2023. The Company impaired the value of its digital assets by $1,081 and $141,808 in the three and nine months ended September 30, 2022 as the fair market value decreased from its carrying value. The impairment of digital assets is presented as a non-cash operating expense within general and administrative on the consolidated statements of operations and comprehensive loss. The fair market value of such digital assets held as of September 30, 2023, was $64,953.
Impairment losses on digital assets are recognized within general and administrative expenses in the consolidated statements of operations and comprehensive loss in the period in which the impairment is identified. The impaired digital assets are written down to the lowest market price at the time of impairment, and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are only recorded once realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and the carrying value of the digital assets sold immediately prior to the sale.
Goodwill. The Company’s goodwill balance has not changed for the periods presented in this Quarterly Report on Form 10-Q. The Company’s goodwill balance as of September 30, 2023 was $4,016,722.
The Company performs an annual impairment assessment of goodwill in October each year, or more frequently if certain indicators are present. As of September 30, 2023, the Company determined that no goodwill impairment existed.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 5.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	September 30, 2023	December 31, 2022
Software development costs	$5,181,857	$4,509,804
Less accumulated amortization	(3,237,480)	(2,735,771)
Software development costs, net	$1,944,377	$1,774,033

In 2022, the Company developed two new web-based influencer marketing platforms, Flex and The Creator Marketplace. These new platforms have replaced IZEAx and Shake. IZEAx was sunset in the third quarter of 2023, and Shake was sunset in the fourth quarter of 2022. The Company capitalized software development costs of $234,176 and $672,053 during the three and nine months ended September 30, 2023. The Company capitalized software development costs of $281,230 and $558,599 during the three and nine months ended September 30, 2022, respectively. As a result, the Company has capitalized $5,181,857 in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of September 30, 2023.
The Company amortizes its software development costs, commencing upon the initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service or its actual useful life, if shorter. The Company recorded amortization expense associated with its capitalized software development cost of $90,961 and $101,863 during the three months ended September 30, 2023, and 2022, respectively. The Company recorded amortization expense associated with its capitalized software development cost of $501,709 and $313,657 during the nine months ended September 30, 2023, and 2022, respectively.
As of September 30, 2023, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2023	$102,195
2024	452,710
2025	437,515
2026	431,766
2027	397,731
2028	122,460
Total	$1,944,377

NOTE 6.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accrued payroll liabilities	$1,717,151	$1,967,677
Accrued taxes	56,546	39,405
Current portion of finance obligation	59,386	42,858
Accrued other	237,664	80,762
Total accrued expenses	$2,070,747	$2,130,702

NOTE 7.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 12.9%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

interest expense over the plan term. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022 and the first quarter of 2023, entering into two new three-year payment plans with the same vendor. The total balance owed was $137,652 and $105,031 as of September 30, 2023, and December 31, 2022, respectively, with the short-term portion of $59,386 and $42,858 recorded under accrued expenses in the consolidated balance sheets as of September 30, 2023, and December 31, 2022, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s unaudited consolidated statements of operations was $4,757 and $2,594 during the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, the future contractual maturities of the Company’s long-term payment obligations by year is set forth in the following schedule:

2023	$14,846
2024	59,386
2025	56,683
2026	6,737
Total	$137,652

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company has no operating or finance leases greater than 12 months in duration, or any leasehold rent or operating lease expenses as of September 30, 2023.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service or fully vest upon the age of 60. Total expense for employer matching contributions during the three and nine months ended September 30, 2023, and 2022 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of revenue	$16,752	$24,910	$61,028	$69,877
Sales and marketing	18,384	31,186	51,800	104,667
General and administrative	39,136	21,874	116,963	95,491
Total contribution expense	$74,272	$77,970	$229,791	$270,035
Litigation
From time to time, the Company may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of its business. Litigation is, however, subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm the Company’s business. The Company is currently unaware of any legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on the Company. Regardless of the outcome, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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
All shares of common stock, stock options, restricted stock, and restricted stock unit grants, and their corresponding price per share amounts have been presented to reflect the reverse split in all periods presented within this Quarterly Report on Form 10-Q.
Authorized Shares
The Company has 50,000,000 authorized shares of common stock and 2,500,000 authorized shares of preferred stock, each with a par value of $0.0001 per share, post the four-for-one reverse stock split.
Share Repurchase
On March 30, 2023, the Company announced that its Board of Directors had authorized a $1.0 million share repurchase program of the Company’s common stock. IZEA may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, under applicable securities laws and other restrictions.
As of September 30, 2023, the Company had purchased 365,855 shares of the Company’s common stock on the open market with an average price per share of $1.23, for a total of $1.0 million. Shares purchased before June 16, 2023, have been adjusted for the reverse stock split. Repurchased shares have the status of treasury shares and may be used, if and when needed, for general corporate purposes. The repurchase program was completed in August, 2023.
Equity Incentive Plan
In May 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan of IZEA Worldwide, Inc. (as amended, the “2011 Equity Incentive Plan”). The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2020 Annual Meeting of Stockholders held on December 18, 2020, to allow the Company to award restricted stock, restricted stock units, and stock options covering up to 1,875,000 shares of common stock as incentive compensation for its employees and consultants. As of September 30, 2023, the Company had 68,254 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
At the October 17, 2023 Annual Meeting of Shareholders, holders of common stock approved an amendment and restatement of IZEA’s Amended and Restated 2011 Equity Incentive Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 1,800,000.
Restricted Stock
Under the 2011 Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.
In 2022, the Company issued its five independent directors a total of 26,483 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock is vested in equal monthly installments from January through December 2022.
In the three and nine months ended September 30, 2023, the Company issued its five independent directors a total of 34,405 and 94,205 shares of restricted common stock, respectively, valued at $225,012, for their service as directors of the Company. Approximately $75,000 worth of shares are granted on the last day of each quarter and vest immediately.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock issued during the year ended December 31, 2022 and nine months ended September 30, 2023:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	888	$7.31	0.7
Granted	26,483	4.72
Vested	(27,299)	4.80
Nonvested at December 31, 2022	72	$5.36	0.3
Granted	94,205	2.39
Vested	(94,277)	2.39
Nonvested at September 30, 2023	—	$—	0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $75,003 and $32,068 during the three months ended September 30, 2023, and 2022, respectively, and $225,012 and $94,550 for the nine months ended September 30, 2023, and 2022, respectively. Expense recognized on restricted stock issued to employees was $0 and $380 during the three months ended September 30, 2023, and 2022, respectively, and $376 and $5,735 for the nine months ended September 30, 2023, and 2022, respectively.
On September 30, 2023, the fair value of the Company’s common stock was approximately $2.18 per share, and the intrinsic value of the non-vested restricted stock was $0. Future compensation expense related to issued but non-vested, restricted stock awards as of September 30, 2023, is $0.
Restricted Stock Units
The Company’s Board of Directors determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the nine months ended September 30, 2023, the Company issued a total of 357,922 restricted stock units initially valued at $927,628 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance. During the nine months ended September 30, 2023, the Company issued a total of 259,649 restricted stock units initially valued at $594,119 to executive employees as additional incentive compensation. The restricted stock units have varying vesting schedules ranging from one to four years, depending on the executive’s employment contract. A small subset of the restricted stock units have 100% cliff vesting one year from issuance.
The following table contains summarized information about restricted stock units during the year ended December 31, 2022 and the nine months ended September 30, 2023:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	93,994	$3.83	1.8
Granted	344,108	3.87
Vested	(63,269)	3.52
Forfeited	(45,763)	4.87
Nonvested at December 31, 2022	329,070	$3.79	2.5
Granted	617,571	2.47
Vested	(110,868)	3.74
Forfeited	(73,327)	3.19
Nonvested at September 30, 2023	762,446	$2.78	1.37

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Expense recognized on restricted stock units issued to employees was $183,665 and $103,863 during the three months ended September 30, 2023, and 2022, respectively. Expense recognized on restricted stock units issued to employees was $464,964 and $227,937 during the nine months ended September 30, 2023, and 2022, respectively. On September 30, 2023, the fair value of the Company’s common stock was approximately $2.18 per share, and the intrinsic value of the non-vested restricted units was $1,640,938. Future compensation related to the non-vested restricted stock units as of September 30, 2023, is $2,150,030, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.4 years.
Stock Options
Under the 2011 Equity Incentive Plan, the Board determines the exercise price to be paid for the stock option shares, the period within which each stock option may be exercised, and the terms and conditions of each stock option. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the exercise price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the exercise price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years, and the option typically vests on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly in equal increments over the following three years. The Company issues new shares for any stock awards or options exercised under its 2011 Equity Incentive Plan.
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
A summary of option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2022, and September 30, 2023, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2021	448,204	$11.13	6.4
Granted	32	4.60
Exercised	(17,772)	1.01
Expired	(9,349)	21.49
Forfeited	(5,553)	13.12
Outstanding at December 31, 2022	415,562	$11.31	5.25
Granted	—	—
Exercised	—	—
Expired	(70,831)	20.02
Forfeited	(362)	7.75
Outstanding at September 30, 2023	344,369	$9.52	5.47

Exercisable at September 30, 2023	310,437	$9.63	5.24
During the nine months ended September 30, 2023, no options were exercised. During the nine months ended September 30, 2022, 6,834 options were exercised for gross proceeds of $10,528. The intrinsic value of the exercised options was $28,335. The fair value of the Company's common stock on September 30, 2023, was approximately $2.18 per share, and the intrinsic value on outstanding options as of September 30, 2023, was $63,774. The intrinsic value of the exercisable options as of September 30, 2023, was $63,331.
There were outstanding options to purchase 344,369 shares with a weighted average exercise price of $9.52 per share, of which options to purchase 310,437 shares were exercisable with a weighted average exercise price of $9.63 per share as of September 30, 2023.
Expense recognized on stock options issued to employees during the nine months ended September 30, 2023, and 2022 was $172,773 and $200,721, respectively, and $53,649 and $60,762 for the three months ended September 30, 2023, and

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

2022, respectively. Future compensation related to non-vested awards as of September 30, 2023, is $231,326, and it is estimated to be recognized over the weighted-average vesting period of approximately 1.7 years.
The following table shows the number of stock options granted under the Company’s 2011 Equity Incentive Plan and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the nine months ended September 30, 2022; no stock options have been granted in 2023:

Period Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted Average Expected Forfeiture Rate
September 30, 2022	32	$4.60	6 years	—%	3.33%	—	$1.00	37.00%
Employee Stock Purchase Plan
The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 125,000 shares of common stock to employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six-month periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock, not exceeding $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2024, unless otherwise terminated by the Board of Directors.
The stock compensation expense on ESPP Options was $2,039 and $2,355 for the three months ended September 30, 2023, and 2022, respectively, and $4,638 and $6,866 for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, there were 86,439 remaining shares of common stock available for future issuances under the ESPP.
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and nine months ended September 30, 2023, and 2022 was recorded in the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of revenue	$24,202	$9,650	$59,457	$27,299
Sales and marketing	44,761	15,011	92,352	39,723
General and administrative	170,390	129,454	490,943	360,991
Total stock-based compensation	$239,353	$154,115	$642,752	$428,013

NOTE 10.    LOSS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income or loss by the basic weighted average number of shares of common stock outstanding during each period presented. Although restricted stock is issued upon the grant of an award, the Company excludes unvested restricted stock from the computations of the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed by dividing the net income or loss by the sum of the total of the basic weighted average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(1,982,938)	$(906,232)	$(5,822,703)	$(3,552,365)
Weighted average shares outstanding - basic and diluted	15,463,334	15,568,356	15,525,636	15,540,627
Basic and diluted loss per common share	$(0.13)	$(0.06)	$(0.38)	$(0.23)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock options	344,401	430,001	310,815	436,361
Restricted stock units	590,250	224,961	461,615	165,274
Restricted stock	—	11,228	16	15,126
Total excluded shares	934,651	666,190	772,446	616,761

NOTE 11.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Managed Services Revenue	$7,837,725	$10,476,278	$26,958,860	$31,025,350

Marketplace Spend Fees	2,385	16,019	40,173	122,243
License Fees	55,331	320,349	304,938	1,030,718
Other Fees	(540)	13,689	17,711	115,371
SaaS Services Revenue	57,176	350,057	362,822	1,268,332

Total Revenue	$7,894,901	$10,826,335	$27,321,682	$32,293,682

Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $7.4 million and $25.6 million for the three and nine months ended September 30, 2023, is recognized over time. Content revenue, which totaled $0.4 million and $1.4 million during the three and nine months ended September 30, 2023, is recognized at a point in time.

The following table illustrates revenues as determined by the country of domicile:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
United States	$7,030,759	$10,660,311	$25,202,585	$31,914,735
Canada	864,142	166,024	2,119,097	378,947
Total	$7,894,901	$10,826,335	$27,321,682	$32,293,682

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	September 30, 2023	December 31, 2022
Accounts receivable, net	$6,684,958	$5,664,727
Contract liabilities (unearned revenue)	8,704,332	11,247,746
The Company does not typically engage in contracts longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. As of December 31, 2022 the contract liability balance was $11,247,746; of that balance, $8.8 million was carried to revenue during the first three quarters of 2023. The majority of the carryover from the prior year is related to one large prepaid customer account and a few smaller accounts that needed to extend the campaign completion dates. The Company expects to recognize the associated revenue in the fourth quarter of 2023. The accounts receivable balance as of December 31, 2022 was $5,664,727. $0.1 million of the outstanding receivables balance from the prior year is still outstanding as of September 30, 2023. The past due portion of the carryforward receivables balance is fully reserved as of September 30, 2023.
Accounts receivable are recognized when the receipt of consideration is unconditional. Contract liabilities relate to the consideration received from customers before the completion of performance obligations under the terms of the contracts, which will be earned in future periods. Contract liabilities increase due to receiving new advance payments from customers and decrease as revenue is recognized upon the Company completing the performance obligations. As a practical expedient, the Company expenses the costs of sales commissions paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.
NOTE 12.     SUBSEQUENT EVENTS
To ensure that the consolidated financial statements include all necessary disclosures, the Company evaluated all subsequent events up to November 6, 2023. The Company determined that no subsequent events occurred that require disclosure, both for events that have been recognized in the consolidated financial statements and for those that have not.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “can,” “could,” “continue,” “design,” “should,” “expects,” “aims,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy” or “future,” “forecasts,” “goal,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial, and competitive information and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:
•adverse economic or market conditions may harm our business; including supply-chain issues, labor distribution, business closures, and inflationary pressures;
•the impact of the Ukraine crisis and the ramifications of sanctions against Russia;
•the impact of the conflict between Israel and Hamas on the world economy;
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
•potential liability concerning actions taken by our existing and past employees;
•any losses or issues we may encounter as a consequence of accepting or holding digital assets;
•risks associated with doing business internationally; and
•the other risks and uncertainties described in the Risk Factors section of our Annual Report for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, and as amended April 19, 2023..
All forward-looking statements in this document are based on current expectations, intentions, and beliefs using information available to us as of the date of this Quarterly Report; we assume no obligation to update any forward-looking statements except as required by law. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.
Company Overview
IZEA Worldwide, Inc. (“IZEA”, “Company,” “we”, “us” or “our”) innovates in the creator economy, connecting marketers—including brands, agencies, and publishers—with a diverse range of content creators, such as TikTokers, Gamers and other social media influencers (“creators”). Our technology platforms are designed to bring these groups together efficiently, facilitating transactions at scale by managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing.
Our mission is to Champion the Creators, enabling individuals from various backgrounds—from college students and stay-at-home parents to celebrities and professional journalists—to monetize their digital content, creativity, and influence. We compensate creators for their unique contributions, such as producing and distributing various forms of content (text, videos, photos, status updates, illustrations) on behalf of marketers across different websites, blogs, and social media channels.
We primarily provide value through our managed services, whereby most marketers engage us to handle these services (the “Managed Services”) on their behalf. However, marketers also have the option to use our marketplaces for self-service influencer marketing campaigns or content production by licensing our technology.
The IZEA Exchange (“IZEAx”), our primary technology platform until mid 2023, was integral to managing influencer marketing campaigns and facilitating the creation and distribution of content across creators’ websites, blogs, and social media channels, including Twitter, Facebook, YouTube, Twitch, and Instagram. However, in 2023, IZEAx was sunset and is currently operational only to allow for final legal and accounting closeout, with anticipated discontinuation of live access for IZEA team members and outside auditors early next year.
In response to evolving user needs, we developed and introduced IZEA Flex (“Flex”) as our new flagship platform for enterprise influencer marketing. Flex was initially rolled out in September 2022, with its commercial launch in January 2023. Flex is designed to allow marketers to use any combination of its eight core modules—Discover, ContentMine, ShareMonitor, Integrations, Tracking Links, Contacts, Transactions, and Campaigns—independently or together to supercharge their influencer marketing efforts.
Flex enables marketers to precisely measure the impact of influencers on e-commerce revenue at scale and includes advanced features such as end-to-end tracking of social commerce. It integrates data gathered from The Creator Marketplace on IZEA.com and offers a suite of tools like Discover for advanced search capabilities, ContentMine for content management and insights, ShareMonitor for social monitoring, Integrations for tracking campaign metrics via platforms like Google Analytics and Shopify, and Tracking Links for detailed influencer marketing metrics.
In the third quarter of 2023, additional features like Flex Offers, Creator Content Requests, and Offer Negotiations were introduced to IZEA Flex. Moreover, The Creator Marketplace has been enhanced with new functionalities such as Form AI incorporating OpenAI’s GPT-4 and an AI Video Generator Tool, demonstrating our commitment to integrating AI technology into our services.
Prior to these developments, we launched BrandGraph and Shake in 2020. BrandGraph, a social media intelligence platform, has been heavily integrated with both IZEAx and now Flex. It maps and classifies corporation-to-brand relationships and associates social content with brands through a proprietary content analysis engine. Shake, aimed at digital creatives for freelance work, was sunset in October 2022, concurrent with the launch of The Creator Marketplace, which offered upgraded functionalities to replace Shake.
In October 2022, The Creator Marketplace on IZEA.com was launched, providing creators with powerful tools to present their work and marketers with robust search capabilities to find suitable influencers for their campaigns. Features like Casting Calls offer a dynamic two-way connection for marketers and creators, facilitating everything from influencer campaigns to full-time employment opportunities, with creators responding to these calls through video and text responses. These advancements reflect our ongoing investment in technology and commitment to supporting the creator economy.
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
Cost of Revenue
Our cost of revenue consists of direct costs paid to our third-party creators who provide the custom content, influencer marketing, or amplification services for our Managed Service customers, where we report revenue on a gross basis. It also includes internal costs for our campaign fulfillment and SaaS support departments. These costs include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to the personnel responsible for supporting our customers and ultimately fulfilling our obligations under our customer contracts.
Sales and Marketing
Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel, and miscellaneous departmental costs for our marketing, sales, and sales support personnel, as well as marketing expenses such as brand marketing, public relations events, trade shows, and marketing materials, and travel.

General and Administrative
Our general and administrative (“G&A”) expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental costs related to our executive, finance, legal, human resources, and other administrative personnel. It also includes travel, public company, investor relations expenses, accounting, legal professional services fees, leasehold facilities, and other corporate-related expenses. G&A expense also includes our technology and development costs, consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining, and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal-use software that qualifies for capitalization, which is then recorded as software development costs in the consolidated balance sheet. We also capitalize costs that are related to our acquired intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations and comprehensive loss. G&A expense also includes current period gains and losses on our acquisition costs payable and gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets, and goodwill are included as part of general and administrative expense when they are not material and broken out separately in our consolidated statements of operations, and comprehensive loss when they are material.
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
Other Income. Other income consists primarily of interest income for interest earned on investments, or changes in the value of our foreign assets and liabilities, and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian Dollar.
Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$7,894,901	$10,826,335	$(2,931,434)	(27)%

Costs and expenses:
Cost of revenue	4,685,437	6,597,430	(1,911,993)	(29)%
Sales and marketing	2,700,301	2,502,128	198,173	8%
General and administrative	3,032,759	2,928,679	104,080	4%
Depreciation and amortization	117,544	127,535	(9,991)	(8)%
Total costs and expenses	10,536,041	12,155,772	(1,619,731)	(13)%
Loss from operations	(2,641,140)	(1,329,437)	(1,311,703)	99%
Other income (expense):
Interest expense	(1,654)	(814)	(840)	103%
Other income (expense), net	659,856	424,019	235,837	56%
Total other income (expense), net	658,202	423,205	234,997	56%
Net Loss	$(1,982,938)	$(906,232)	$(1,076,706)	119%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended September 30,
	2023		2022		$ Change	% Change
Managed Services Revenue	$7,837,725	99.3%	$10,476,278	96.8%	$(2,638,553)	(25.2)%

Marketplace Spend Fees	2,385	—%	16,019	0.1%	(13,634)	(85.1)%
License Fees	55,331	0.7%	320,349	3.0%	(265,018)	(82.7)%
Other Fees	(540)	—%	13,689	0.1%	(14,229)	(103.9)%
SaaS Services Revenue	57,176	0.7%	350,057	3.2%	(292,881)	(83.7)%

Total Revenue	$7,894,901	100.0%	$10,826,335	100.0%	$(2,931,434)	(27.1)%

Managed Services revenue during the three months ended September 30, 2023, decreased 25.2% from the same period in 2022. In January 2023, we announced that we began parting ways with one large customer (“the non-recurring customer”). Managed Services revenue from this non-recurring customer totaled approximately $0.9 million during the three months ended September 30, 2023, and explains 90% of the decline in Managed Services revenue from the same period in 2022. Managed Services revenue from our ongoing customer base (our “core customers”) totaled approximately $6.9 million in the current period, or 3.9% lower than the same period in 2022, primarily due to weaker bookings from these core customers in the current quarter.
SaaS Services revenue, which includes license and support fees to access the platform services and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns, declined 83.7% from the same period in 2022 due to:
•Marketplace Spend Fees decreased by $13.6 thousand for the three months ended September 30, 2023, compared to the same period in 2022 due to lower overall spending levels from our marketers and to the closure of IZEAx. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased by $0.3 million for the three months ended September 30, 2023, when compared to the same period of 2022. The decrease in license fees is due to lower licensee counts and lower average revenue per licensee. The decline in both licensee counts and revenues is heavily related to sunsetting our legacy IZEAx and BrandGraph platforms while we transition to Flex, which was launched in January 2023.
•Other Fees revenue consists of other fees, such as inactivity fees, early cash-out fees, and subscription plan fees charged to users of our platforms. Other Fees revenue decreased 104% for the three months ended September 30, 2023 compared to the same period in 2022, due primarily to fewer creators requesting early cash-outs and higher plan fees.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2023 decreased by $1.9 million, or approximately 29.0%, compared to the same period in 2022, primarily due to lower contract deliveries related to our non-recurring customer. Cost of revenue as a percentage of revenue decreased from 60.9% in 2022 to 59.3% in 2023, partly due to fewer comparative cost deliveries for our non-recurring customer.
Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2023 increased by $0.2 million, or approximately 7.9%, compared to the same period in 2022, due to increased spend on tradeshows and promotions to drive demand for managed services and increased contractor expense to develop sales in new global markets.
General and Administrative
General and administrative expense for the three months ended September 30, 2023 increased by $0.1 million, or approximately 3.6%, compared to the same period in 2022, primarily due to an increase in web hosting fees and fees paid to consultants partially offset by lower professional and accounting fees.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2023 decreased by $10.0 thousand, or approximately 7.8%, compared to the same period in 2022.
Depreciation expense on property and equipment was $26.6 thousand and $25.7 thousand for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense increased due to the purchase of new computer equipment in the fourth quarter of 2022 and the first quarter of 2023, offset partially by the disposal of aging equipment in the third quarter of 2023.
Amortization expense related to internal use software development was $91.0 thousand and $101.9 thousand for the three months ended September 30, 2023 and 2022, respectively. The intangible assets acquired in acquisitions were fully amortized as of July 31, 2021.

Other Income (Expense)
Interest expense increased by $0.8 thousand to $1.7 thousand during the three months ended September 30, 2023, compared to the same period in 2022 due primarily to interest incurred on our financed computers.

Other income, net totaled $0.7 million for the three months ended September 30, 2023, primarily from investment portfolio interest income. Other income, net totaled $0.4 million for the three months ended September 30, 2022, primarily due to interest income earned.

Net Loss
Net loss for the three months ended September 30, 2023 was $2.0 million, a $1.1 million increase compared to the net loss of $0.9 million for the same period in 2022. The increase in net loss was a result of the changes discussed above.
Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$27,321,682	$32,293,682	$(4,972,000)	(15.4)%

Costs and expenses:
Cost of revenue	16,900,116	18,989,076	(2,088,960)	(11.0)%
Sales and marketing	7,936,801	7,312,240	624,561	8.5%
General and administrative	9,604,308	9,810,102	(205,794)	(2.1)%
Depreciation and amortization	574,238	404,856	169,382	41.8%
Total costs and expenses	35,015,463	36,516,274	(1,500,811)	(4.1)%
Loss from operations	(7,693,781)	(4,222,592)	(3,471,189)	82.2%
Other income (expense):
Interest expense	(6,373)	(2,594)	(3,779)	145.7%
Other income (expense), net	1,877,451	672,821	1,204,630	179.0%
Total other income (expense), net	1,871,078	670,227	1,200,851	179.2%
Net Loss	$(5,822,703)	$(3,552,365)	$(2,270,338)	63.9%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Nine Months Ended September 30,
	2023		2022		$ Change	% Change
Managed Services Revenue	$26,958,860	98.7%	$31,025,350	96.1%	$(4,066,490)	(13.1)%

Marketplace Spend Fees	40,173	1.1%	122,243	0.4%	(82,070)	(67.1)%
License Fees	304,938	1.1%	1,030,718	3.2%	(725,780)	(70.4)%
Other Fees	17,711	0.1%	115,371	0.4%	(97,660)	(84.6)%
SaaS Services Revenue	362,822	1.3%	1,268,332	3.9%	(905,510)	(71.4)%

Total Revenue	$27,321,682	100.0%	$32,293,682	100.0%	$(4,972,000)	(15.4)%

Managed Services revenue during the nine months ended September 30, 2023 decreased 13.1% from the same period in 2022. Approximately 28.7% of the period’s Managed Services revenue comes from the non-recurring customer. The revenue received from such customer in the nine months ended September 30, 2023 was 25.3% lower than in the same period in 2022. In January 2023, we announced that we were parting ways with this customer as soon as our related contract backlog is completed during 2023. Managed Services revenue from our core customers totaled approximately $19.2 million in the current period, or 7.0% lower than the same period in 2022, primarily due to weaker bookings from these core customers in the current period.
SaaS Services revenue, which includes license and support fees to access the platform services and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns, declined 71.4% from the same period in 2022 due to:
•Marketplace Spend Fees decreased by approximately $0.1 million for the nine months ended September 30, 2023, when compared with the same period in 2022, primarily as a result of lower spend levels from our marketers and lower fees assessed on those spends as a result of competitive pricing efforts. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased by approximately $0.7 million for the nine months ended September 30, 2023, compared to the same period of 2022. The decrease in license fees is due to lower licensee counts and lower average revenue per licensee. The decline in both licensee counts and revenues is heavily related to the gradual sunsetting our legacy IZEAx and BrandGraph platforms before we transition to Flex, which was completed for customer use in the second quarter of 2023.
•Other Fees revenue decreased by approximately $0.1 million for the nine months ended September 30, 2023, compared to the same period in 2022 due to a customer deposit forfeiture. Nonrefundable deposits are collected from certain customers due to the defined minimum spend per the contract or prepayment required for identified credit issues. Customers do not typically forfeit deposits held on account.
Cost of Revenue
Cost of revenue for the nine months ended September 30, 2023 decreased 11.0% compared to the same period in 2022 primarily due to the decrease in Managed Services revenue. Cost of revenue as a percentage of revenue increased from 58.8% in 2022 to 61.9% in 2023, due primarily to several large contracts in the current period that carry a lower average margin.
Sales and Marketing
Sales and marketing expense for the nine months ended September 30, 2023 increased by $0.6 million, or approximately 8.5%, compared to the same period in 2022. Advertising and tradeshow expense increased over the prior year, with continued efforts promoting brand awareness and improving customer acquisition, satisfaction, and retention.
General and Administrative
General and administrative expense for the nine months ended September 30, 2023 decreased by $0.2 million, or approximately 2%, compared to the same period in 2022. The decrease in general and administrative expense was primarily due to savings on contractor costs of $0.3 million due to the capitalization of software development hours and the reduction of engineers used to supplement the team developing our technology offerings as well as lower overall compensation costs of $0.3 million. This savings was partially offset by an increase of $0.07 million higher spend on professional services related to accounting services and $0.3 million higher spend on software, licenses, and web hosting services.

Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2023 increased by $0.2 million, or approximately 42%, compared to the same period in 2022.
Depreciation expense on property and equipment was approximately $0.1 million for the nine months ended September 30, 2023, and 2022. Depreciation expense decreased due to the disposal of aging equipment.
Amortization expense was approximately $0.5 million and $0.3 million for the nine months ended September 30, 2023, and 2022, respectively. Amortization on our internal software costs is increasing due to further development of Flex and The Creator Marketplace in 2023. Significant development on Flex will continue through the fourth quarter of 2023.
Other Income (Expense)
Interest expense totaled $6.4 thousand during the nine months ended September 30, 2023. Interest expense totaled $2.6 thousand during the nine months ended September 30, 2022. Interest expense was incurred on our computer purchase financing arrangements.
Other income, net totaled $1.9 million in investment portfolio interest income for the nine months ended September 30, 2023, compared to $0.7 million in the prior year period. Our investment portfolio was added in the second quarter of 2022.
Net Loss from Operations
Net loss for the nine months ended September 30, 2023 was $5.8 million, a $2.3 million increase to the net loss of $3.6 million for the same period in 2022. The increase in net loss was the result of the changes discussed above. Net loss from operations increased by $3.5 million over the prior year.
Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of-completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have been receiving increasingly larger and more complex sales orders, which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the number of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended September 30, 2023, and 2022 were $7.1 million and $8.2 million, respectively. Managed Services Bookings for the nine months ended September 30, 2023, and 2022 was $20.5 million and $29.7 million, respectively.
During the fourth quarter of 2022, the Company began the process of parting ways with a large customer. During the three months ended September 30, 2023, and 2022, net Managed Services Bookings for this customer led to a refund of $0.3 million and bookings of $2.0 million, respectively. During the nine months ended September 30, 2023, and 2022, net Managed Services Bookings for this customer totaled $0.03 million and $8.2 million, respectively.
Gross Billings by Revenue Type
We evaluate our operations and make strategic decisions based, in part, on our key metric of gross billings from our two primary types of revenue, Managed Services and SaaS Services. We define gross billings as the total dollar value of the amounts charged to our customers for the services we perform and the amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms. The amounts billed to our SaaS customers are on a cost-plus basis. Gross billings are, therefore, the amounts of our reported revenue plus the cost of payments we made to third-party creators providing the content or sponsorship services, which are netted against revenue for generally accepted accounting principles in the U.S. (“GAAP”) reporting purposes.
Managed Services gross billings include the total dollar value of the amounts billed to our customers for the services we perform. Gross billings for Managed Services are the same as Managed Services Revenue reported for those services in our consolidated statements of operations and comprehensive loss in accordance with GAAP.
SaaS Service gross billings include license and other fees together with the total amounts billed to our SaaS customers for their self-service purchase of goods and services on our platforms, termed ‘Marketplace Spend Fees.’ Our SaaS customers’ marketplace spend is billed on a cost-plus basis. SaaS Services Revenue includes the total of License and Other Fees gross billings, plus the Marketplace Spend Fees gross billings (including our third-party creator costs on those billings netted against revenue for GAAP reporting purposes).
We consider gross billings an important indicator of our potential performance as it measures the total dollar volume of transactions generated through our marketplaces. Tracking gross billings allows us to monitor the percentage of gross billings we retain after creators’ payments. Additionally, tracking gross billings is critical as it pertains to our credit risk and cash flows. We invoice our customers based on our services performed or based on their self-service transactions plus our fee. Then, we remit the agreed-upon transaction price to the creators. If we do not collect the money from our customers prior to paying our creators, we could experience large swings in our cash flows. Additionally, we incur the credit risk to collect amounts owed from our customers for all services performed by us or by the creators. Finally, gross billings allow us to evaluate our transaction totals on an equal basis to see our contribution margins by revenue stream to better understand where we should be allocating our resources.
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended September 30,
	2023		2022		$ Change	% Change
Managed Services Gross Billings	$7,837,725	96.6%	$10,476,278	90.4%	$(2,638,553)	(25.2)%

Marketplace Spend Fees	217,534	2.7%	775,055	6.7%	(557,521)	(71.9)%
License Fees	55,331	0.7%	320,349	2.8%	(265,018)	(82.7)%
Other Fees	(540)	—%	13,689	0.1%	(14,229)	(103.9)%
SaaS Services Gross Billings	272,325	3.4%	1,109,093	9.6%	(836,768)	(75.4)%

Total Gross Billings	$8,110,050	100.0%	$11,585,371	100.0%	$(3,475,321)	(30.0)%

	Nine Months Ended September 30,
	2023		2022		$ Change	% Change
Managed Services Gross Billings	$26,958,860	93.7%	$31,025,350	89.9%	$(4,066,490)	(13.1)%

Marketplace Spend Fees	1,476,982	5.1%	2,355,534	6.8%	(878,552)	(37.3)%
License Fees	304,938	1.1%	1,030,718	3.0%	(725,780)	(70.4)%
Other Fees	17,711	0.1%	115,371	1.3%	(97,660)	(84.6)%
SaaS Services Gross Billings	1,799,631	6.3%	3,501,623	10.1%	(1,701,992)	(48.6)%

Total Gross Billings	$28,758,491	100.0%	$34,526,973	100.0%	$(5,768,482)	(16.7)%

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
We use Adjusted EBITDA as a measure of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business, and in communications with our Board of Directors regarding our financial performance. We believe Adjusted EBITDA also provides valuable information to investors as it excludes non-cash transactions and provides consistency to facilitate period-to-period comparisons.
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
•does not include depreciation and intangible assets amortization expense, impairment charges, and gains or losses on disposal of equipment, which is not always a current period cash expense, but the assets being depreciated and amortized may have to be replaced in the future; and
•does not include interest expense and other gains, losses, and expenses that are not indicative of our ongoing core operating results, but these items may represent a reduction or increase in cash available to us.
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(1,982,938)	$(906,232)	$(5,822,703)	$(3,552,365)
Impairment of digital assets	—	1,081	—	141,808
Non-cash stock-based compensation	239,353	154,115	642,752	428,013
Non-cash stock issued for payment of services	75,003	31,260	225,012	93,742
Interest expense	1,654	814	6,373	2,594
Depreciation and amortization	117,544	127,535	574,238	404,856
Other non-cash items	304	—	304	18,555
Adjusted EBITDA	$(1,549,080)	$(591,427)	$(4,374,024)	$(2,462,797)

Revenue	$7,894,901	$10,826,335	$27,321,682	$32,293,682
Adjusted EBITDA as a % of Revenue	(19.6)%	(5.5)%	(16.0)%	(7.6)%

Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     Historically, our primary cash needs have been funding the development and integration of our technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including, salaries, bonuses, and commissions. We have incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $83.9 million as of September 30, 2023. While we have not achieved profitability, we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $35.2 million as of September 30, 2023, as compared to $24.6 million as of December 31, 2022. This increase of $10.6 million is primarily due to shortening maturities in our investment portfolio, partly offset by cash used to fund operating losses.

	Nine Months Ended September 30,
	2023	2022
Net cash (used for)/provided by:
Operating activities	$(5,679,905)	$(6,916,555)
Investing activities	17,385,627	(48,439,579)
Financing activities	(1,110,484)	(50,684)
Net increase in cash and cash equivalents	$10,595,238	$(55,406,818)
Net cash used for operating activities was $5.7 million during the nine months ended September 30, 2023 and is primarily the result of continued use of cash to cover operating losses and to meet working capital requirements. Net cash used for investing activities was $17.4 million during the nine months ended September 30, 2023, primarily due to the purchase and sale of marketable securities. Net cash used for financing activities during the nine months ended September 30, 2023, was $1.1 million, which consisted of the purchase of treasury stock and payments on shares withheld for taxes.
Long-Term Liquidity
We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the expansion of our business. We currently believe that we have adequate cash and invested resources to fund our business growth initiatives; however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could significantly depend on our ability to obtain the funding necessary to support our operations.
Financial Condition and Outlook
Since 2020, supply-chain issues, labor disruption, business closures, and inflationary pressures have impacted our business operations and results. Additionally, the broadening unenthusiastic economic outlook may be affecting marketing budgets, as evidenced by the softness in bookings we have experienced through the fourth quarter of 2022, the first quarter of 2023, and, to a lesser extent, the second and third quarters of 2023. We announced in January 2023 that we began the process of parting ways with a single large customer that, while having a significant impact on Managed Services revenue growth, carried significantly lower gross margins than our core business. Apart from this single large customer, demand from ongoing customers during the third quarter of 2023 grew 18.2% from the prior year’s third quarter, grew 26.4% from the first quarter of 2023 and 0.9% second quarter of 2023. While our recent bookings have yet to met internal expectations, we see evidence of improving demand for influencer marketing services in our pipeline, and despite opportunities taking longer to close, we believe our base business is strengthening. However, these matters, taken together, could have a further material adverse impact on our business, results of operations, and financial position in future periods.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions;
(ii) provide reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
From time to time, we may become involved in various other lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of November 6, 2023, we are unaware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

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
A significant portion of our gross billings and accounts receivable are attributable to a small number of customers. On September 30, 2023, one customer accounted for more than 10% of gross billings for the quarter, and three customers each accounted for more than 10% of total accounts receivable. During the three months ended September 30, 2022, two customers each accounted for more than 10% of gross billings, and two customers each accounted for more than 10% of accounts receivable. In January 2023, we announced that we began the process of parting ways with the customer accounting for the large portion of our gross billings and accounts receivable for the year ended December 31, 2022. The concentration of our sales with a relatively small number of customers makes us particularly dependent on factors, both positive and negative, affecting those customers. If demand for our services from these customers increases, our results are favorably impacted, while if their demand for our services decreases, they may reduce their purchases of, or stop purchasing, our services, and our operating results would suffer. The Company does not typically engage in contracts that are longer than one year, and so most of our customers can cease reduce or cease business with us on a relatively short basis. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SHARES

Company repurchases shares of equity securities
On March 30, 2023, the Company announced that its Board of Directors had authorized a $1.0 million share repurchase program of the Company’s common stock. IZEA may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, under applicable securities laws and other restrictions. The extent to which the Company repurchases its shares and the timing of such repurchases depend on market conditions and other corporate considerations.
As of September 30, 2023, the Company completed its repurchase of 365,855 shares of the Company’s common stock on the open market with an average price per share of $1.23, for a total of $1.0 million. Shares purchased before June 16, 2023, have been adjusted for the reverse stock split. Repurchased shares have the status of treasury shares and may be used, if and when needed, for general corporate purposes.
The following table presents information with respect to purchases of common stock of the Company made during the nine months ended September 30, 2023 by the Company.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares Available under Repurchase Plan
July 1 - July 31, 2023	101,095	$2.6574	101,095	$25,949
August 1 - August 31, 2023	19,482	$2.3600	19,482	$—

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

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (c)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the quarter ended September 30, 2023 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (iv) the Unaudited Notes to the Consolidated Financial Statements.
104	*	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101).
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

IZEA Worldwide, Inc. a Nevada corporation

November 14, 2023	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

November 14, 2023	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)