Form 10-K
period 2023-12-31
IZEA Worldwide, Inc.
filed 2024-04-01
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was $36,097,930 based on the closing bid price of the registrant's common stock of $2.42 per share on such date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

 As of March 25, 2024, 16,630,271 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K for the period ended December 31, 2023

i

Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “can,” “could,” “continue,” “design,” “should,” “expects,” “aims,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy,” “future,” “forecasts,” “goal,” “hopes,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:
•adverse economic or market conditions that may harm our business; including supply-chain issues, labor distribution, business closures, and inflationary pressures;
•a few of our customers accounting for a significant portion of our gross billings and accounts receivable, and the loss of, or reduced purchases from, these or other customers having a material adverse effect on our operating results;
•any erroneous or inaccurate estimates or judgments relating to our critical accounting policies;
•our ability to raise the additional funding needed to fund our business operation in the future;
•our ability to satisfy the requirements for continued listing of our common stock on the Nasdaq Capital Market;
•our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures;
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
•impacts of the situation in the Middle East and the military conflict between Russia and Ukraine, and the global responses to them;
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
Corporate Information
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “we,” “us,” “our,” “IZEA,” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, we formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada, to provide sales and support for IZEA’s Canadian customers. In July 2016, we purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and, in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). ZenContent, Ebyline, and TapInfluence were merged into IZEA in December 2017, December 2019, and December 2020, respectively. In December 2023, IZEA purchased all the outstanding shares of capital stock in Hoozu Holdings LTD (“Hoozu”) and acquired certain assets and liabilities of Zuberance, Inc., a pioneering advocate marketing solution platform.
Our Company is based in Orlando, Florida, but operates as a virtual-first company, with all of our employees working remotely since March 16, 2020.
Industry Background and Trends
When IZEA first launched PayPerPost in 2006, the concept of a brand paying bloggers to create sponsored content on their blogs was new and highly controversial among marketers and content creators. The Company introduced the idea when there were no ads on Facebook, YouTube, or X (formerly Twitter), and social media was largely void of corporate marketing messages. Since then, the landscape has changed dramatically. Today, strategic engagement of online influencers is table stakes for modern brands - largely due to changes in consumer behavior and the large-scale adoption of social media platforms. Similarly, those same companies are now producing custom marketing content for their social channels and embracing influencer marketing to reach their customers.
While industry research indicates that brand spending on influencer and content marketing has grown dramatically in the last several years, the business processes and practices have yet to evolve in a meaningful way for most buyers and sellers. The markets that we operate in are highly fragmented, highly competitive, and primarily limited by the current inefficiencies inherent in our space. Most marketers have been forced to utilize a variety of execution partners and manual processes to navigate the complicated landscape, often resulting in low returns on their time investment or, worse yet, questionable results. We believe this is mainly due to marketers and creators lacking an efficient way to identify and engage each other at scale due to the ever-changing industry landscape.
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
We believe that addressing the current efficiency and measurable success challenges via technology represents a significant opportunity. IZEA ultimately addresses these challenges with targeted, scalable software solutions that aggregate content creators, while providing marketers with a variety of tools and data to help them make informed decisions. In doing so, we offer multiple efficient, innovative ways for creators and marketers of all sizes to find each other and form a compensated relationship.

By continually developing our creator network directly and through talent partners, we make our company more attractive to our customers who seek a wide variety of creators to fulfill their content and advertising needs. As marketers utilize our software and services to a greater extent, we expect to increase the monetization opportunities for creators, which should, in turn, attract even more creators and further enhance value for our marketers.
Our Business
IZEA is a pioneering marketing technology company that offers cutting-edge software and professional services, empowering brands to engage and transact with a diverse range of social influencers and content creators. As staunch advocates of the burgeoning creator economy, we facilitate individuals’ capitalizing on their creativity, content, and influence. We pride ourselves on having innovated the concept of an influencer marketplace in 2006 with the introduction of our inaugural platform, PayPerPost. Since then, we have been dedicated to enhancing our product and service offerings. Our clientele spans from independent content creators to Fortune 10 brands, all integral parts of an ecosystem powered by mutually advantageous collaborations. These collaborations manifest in three key ways:
Influencer Marketing: We partner with marketers to facilitate influencer marketing campaigns. This involves a brand compensating an individual with a substantial social following to create sponsored content and disseminate it among their followers.
Custom Generated Content (“CGC”): Unlike influencer marketing that targets individuals with large followings irrespective of brand loyalty, CGC emphasizes content creation by brand advocates (“Advocates”). Advocates represent a brand’s most loyal customers. We assist brands in generating more CGC through dedicated programs aimed at boosting online visibility and driving sales.
Custom Content: We collaborate with marketers to supplement or replace their content development initiatives on their website, social media, and other channels. Our network of creators produce editorial and marketing content for both online and offline publication. Additionally, we enable our customers to utilize generative artificial intelligence (“AI”) to produce content programmatically.
We offer two primary modes of engagement for our customers. Firstly, they can opt for our ‘Managed Services’, where our team of professionals oversees their initiatives. This hands-on approach allows our clients to fully leverage our expertise, from strategizing and planning to executing collaborations. Secondly, for those who prefer a more independent approach, we offer ‘Software as a Service’ (“SaaS”) tools. With this option, customers can manage their own programs using our intuitive, self-service software tools.
While the lion’s share of our current revenue is derived from Managed Services customers, the majority of our clientele comprises those who license our software. While our software clientele includes Fortune 500 customers amongst the smaller businesses who lean toward our SaaS offerings, larger corporations and agencies tend to favor our Managed Services. This preference could be attributed to the level of human resources, control, flexibility, and scalability each option offers.
Regardless of the mode of engagement, our software platforms remain the cornerstone of all our operations. We rely on them to drive our services and deliver value to our customers. Our primary software platforms today include IZEA Flex and IZEA.com. Each of these platforms is uniquely designed to facilitate specific aspects of collaborations between creators and brands.
Our Platforms
Flex. In response to evolving user needs and industry dynamics, we developed IZEA Flex (“Flex”) as our new flagship platform for enterprise influencer marketing. Flex was initially announced in September 2022, with its full commercial launch in January 2023. Flex replaced The IZEA Exchange (“IZEAx”), our primary technology platform until mid-2023.
While Flex borrows from some of the concepts and underlying technology pioneered by the development of IZEAx, it approaches the problems faced by influencer marketing professionals differently. While IZEAx was heavily focused on predefined processes and workflows, Flex is designed to be much more open and “flexible.” This approach allows marketers to work with influencers and their representation on any platform in whatever way they see fit - while retaining data, tracking, and operational organization.
The result is a comprehensive suite of tools that, individually, supercharge influencer marketing efforts and become even more powerful when combined. Flex comprises seven core modules:
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
•Integrations, which provides deep integrations such as with Google Analytics, Gmail, and Shopify, unlocking additional data sources and insights for marketers.
•Tracking Links, which provides real-time tracking metrics for influencer marketing and can track customer conversions, spend, and purchases when used with other Flex modules;
•Contacts, which provides the ability to create custom contact lists that span the creator ecosystem, including influencers, agents, and legal representation; smart lists that use demographic information to group creator contacts automatically; and
•Transactions, which makes sending electronic creator payments faster and at a lower cost, providing searchable transaction data.
In addition to supporting open operating modalities, Flex also enables the measurement of influencer marketing campaigns at scale. Marketers can see the revenue generated from each piece of content published by an influencer and are able to better understand the ROI for each campaign they execute on the platform.
Throughout 2023, we have introduced several key features to the platform to enhance its capabilities in influencer marketing. The first significant addition is the Dynamic Content Requests feature, which allows marketers to customize and streamline their content requirements from influencers, making the campaign management process more efficient.
Another major update is the expansion of AI tools within the platform, including AI Briefs and AI Brainstorm. These tools leverage AI to assist in creating detailed campaign briefs and generating creative campaign ideas, respectively. AI Briefs simplify the process of briefing influencers by automatically generating detailed project outlines based on a few input parameters, while AI Brainstorm helps marketers come up with innovative concepts for their campaigns, enhancing creativity and effectiveness.
The introduction of Flex Offers simplified the negotiation and agreement process between brands and influencers. This feature streamlines offer management by providing a centralized platform where terms can be negotiated, offers can be made, and agreements can be finalized, all within a secure and transparent environment. This facilitates smoother collaboration and faster agreement closures.
Lastly, Comprehensive Expense Management has been added to offer users a more robust tool for tracking and managing off-platform expenses related to influencer marketing campaigns. This feature allows for integrating expense tracking into the campaign management process, enabling marketers to maintain a clear overview of their budget and spending. It supports allocating funds, tracking payments, and analyzing campaign costs, providing a comprehensive financial management tool within the IZEA Flex platform.
IZEA Flex is assertively and aggressively priced, standing out against other market offerings. Our strategic vision is to provide an ideal equilibrium between cost and value, ensuring our customers enjoy top-tier services at a reasonable price. We acknowledge that the high cost of many solutions in our sector can be a significant obstacle for numerous prospective customers, particularly those seeking long-term market opportunities. We firmly believe this steep price barrier curtails the broader market’s potential and impedes the industry’s expansion.
IZEA.com. In October 2022, we launched The Creator Marketplace (“Marketplace”) on IZEA.com, replacing and enhancing the functionality of Shake, a legacy marketplace product. IZEA.com provides creators with powerful tools to present their work to marketers (“Listings”). It allows marketers to search a database of influencers eager to work with brands and make purchases directly through the platform. In addition to searching creator Listings, marketers can create their own “Casting Calls”, allowing them to openly solicit Creators to participate in their campaigns. This offering makes it easier for Marketers to identify and establish communications with influencers. Rather than searching for influencers and doing outreach, influencers now come to brands.
In addition to the Marketplace functionality added to IZEA.com in 2022, we have implemented a suite of generative AI tools designed to help creators and marketers create content.
FormAI, unveiled by IZEA in June 2023, represents a significant advancement in integrating AI in the influencer marketing ecosystem. It is a comprehensive suite of AI tools designed specifically for those in the creator economy. FormAI helps users enhance their creative process and aids in text and visual content development.
With FormAI, IZEA aims to make it easier for both marketers and influencers to produce more interesting content faster and at a lower cost. We are doing so by combining various AI technologies into a seamless experience with a higher level of content control, predictability, and ease of use. FormAI leverages the best aspects of solutions like ChatGPT, Stable Diffusion, and Dall-E 3, and brings discrete technologies together in a way that hasn’t been done before.

Key features include generative AI image creation and manipulation tools such as background removal, background replacement, and image transformation. One of the standout features of FormAI is the FormAI Mixers, which allow AI to be trained on faces, objects, and styles to create generative images. These Mixers can be shared among creators, brands, and talent management, fostering a collaborative ecosystem for content creation. Mixers underscore IZEA’s commitment to innovating influencer marketing by enabling unique collaborative content creation opportunities.
On December 1, 2023, IZEA acquired certain assets and liabilities of Zuberance, an advocate marketing solutions provider. Branded as Zuberance by IZEA, marketers build white-label communities of their customers and influencers through licensed access to Zuberance tools. They engage these communities to serve as advocates for their brand, leading to low-cost content creation. Zuberance enables businesses to boost brand affinity, generate influential social content, drive reviews, and gather customer feedback. Through a third-party solution, Zuberance offers a rewards system to incentivize advocate actions and integrates seamlessly with leading e-commerce platforms. Zuberance’s advocate marketing tools may be custom-branded and structured to align seamlessly with a marketer’s unique business model, customer journey, and technological infrastructure. The company also offers full-service solutions, designing, developing, and managing advocate marketing programs and campaigns from end to end.
Sales and Marketing
We sell influencer marketing and custom content campaigns through our client development team and platforms. We target regional, national, and global brands and advertising agencies in two primary ways:
Client Development Team. Our client development teams (sales) are assigned a geographic region or specific markets. We have sales representation in the U.S., Canada, China, South Korea, and the United Kingdom. In December of 2023, we added representation in Australia by acquiring Hoozu. Client Development team members are responsible for proactively identifying and managing sales opportunities to brands and agencies.
Demand Generation. We utilize a variety of marketing strategies and platforms to create demand for our Managed Services and SaaS offerings. Our demand generation activities result in a large funnel of potential customers, and we view both marketers and creators as our customers. Our demand generation goal is to funnel our customers into the right offering to accomplish their objectives, be that Managed Services, SaaS, or a combination thereof.
Our overarching strategy is to offer creator economy solutions at every stage of the customer journey, no matter the size of the customer today. Our software offerings start as low as $9 per month, while certain Managed Services customers may spend millions of dollars with us annually. Our SaaS solutions are designed to be low-cost and low-touch, requiring few IZEA personnel to manage customer relationships. Conversely, our Managed Services offering is a white glove premium offering, with a team of professionals catering to each individual customer’s needs.
IZEA’s leadership team has an extensive background in marketing and has been responsible for implementing marketing programs for some of the world’s biggest companies. We focus our corporate marketing efforts on increasing brand awareness, communicating our platform advantages, generating qualified leads for our sales team, growing our creator network, and driving self-service sign-ups to our platforms. Our corporate marketing plan is designed to continually elevate brand awareness and generate demand for our software and services. We rely on a growing number of channels in this area, including third-party social media platforms (e.g., Meta and YouTube), paid search engine marketing, content marketing, influencer marketing, and events.
Customers and Revenue
Historically, we have generated revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access our software platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (“Other Fees”).
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

We generate the majority of our revenue from our Managed Services customers. Managed Services accounted for approximately 99% and 96% of our revenue during the twelve months ended December 31, 2023 and 2022, respectively. SaaS Services accounted for approximately 1% and 4% of our revenue during the twelve months ended December 31, 2023, and 2022, respectively.
Changes in how we control and manage our platforms, contractual terms, business practices, or other changes in accounting standards or interpretations may affect our revenue reporting. For more information about our revenue recognition policies, see “Note 1. Summary of Significant Accounting Policies” under Part II, Item 8 of this Annual Report.
The majority of our customers are located in the United States (“U.S.”). With the Hoozu acquisition, we have established a beachhead in the Australia region. We have also seen organic global growth in recent years through our efforts in China. We had one customer that accounted for 23% of our revenue during the twelve months ended December 31, 2023, and one customer that accounted for 29% of our revenue during the twelve months ended December 31, 2022.
Technology
Our technology platforms span multiple social networks and digital creative services. We aggregate creators in our platforms, which allows us to create scale and choice for marketers. We provide the ability to find and collaborate with our creators based on a variety of software rules, filters, and data enrichment. Our self-service platforms service all business types and sizes, ranging from Fortune 500 customers to small agencies and brands. We provide trackable results for influencer marketing campaigns through tracking links and support for third-party tracking platforms. IZEA technology includes generative AI content creation, content monitoring, dashboards for real-time reporting, and digital asset management.
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
Competition could result in significant price pressure, declining margins, and reductions in our revenue. As more companies have entered the influencer marketing space, it has driven down the price points for influencer marketing software. We have seen this impact our licensing fees over the past several years, and it has caused us to change our pricing strategy for software services. In addition, as we continue our efforts to expand the scope of our services with Flex and IZEA.com we may compete with a greater number of other companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations, and financial condition could be negatively affected.
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

As of December 31, 2023, we owned 51 trademarks (32 domestic trademark registrations in the U.S. and 19 foreign registrations on the International Register) and had 6 total pending applications in the U.S., Canada, and Nigeria. During the year ended December 31, 2023, we abandoned 5 inactive U.S. trademarks. As of December 31, 2023, we also owned approximately 363 domain names related to the various aspects of IZEA’s products and services.
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
We are subject to various federal, state, and international laws and regulations governing privacy, information security, and data protection laws (“Privacy Laws”). Legislators and/or regulators in countries in which we operate are increasingly adopting or revising Privacy Laws. All U.S. states have passed data breach notification laws, and others have adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. In particular, California passed a broad-reaching consumer privacy law in June 2018, which went into effect on January 1, 2020, called the California Consumer Privacy Act (“CCPA”). In response to the CCPA, IZEA posted an updated California Privacy Notice on its websites. Virginia’s Consumer Data Protection Act (“CDPA”) came into effect on January 1, 2023, which is also when the California Privacy Rights and Enforcement Act of 2020 (“CPRA”) took effect, and new laws are expected to be passed in 2024 in Florida, Montana, Oregon, and Texas. The U.S. Congress also is considering the implementation of a national Privacy Law. Outside the U.S., the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, has an extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater). In 2018, Brazil passed a law similar to GDPR and other countries are considering similar laws. Enforcement of Privacy Laws also has increased over the past few years. Accordingly, new, and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection, information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities.
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
More generally, if there is negative consumer perception and mistrust of the practice of compensating creators to endorse the marketers’ specific products, then marketers may become less interested in using influencer marketing platforms like ours as a means for advertising which could, in turn, materially adversely affect our business and financial results.
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
Reporting Violations. We have zero tolerance for violations of our terms of service and encourage the reporting of violations directly to IZEA. If violations are reported, we promptly investigate them and, in appropriate cases, marketers, creators, and users are removed from our network and prohibited from using our sites.
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
Employees
As of December 31, 2023, we had 153 employees, of which 152 were full-time employees, including 65 in sales and marketing, 45 in campaign fulfillment, 20 in technology and development, and 23 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.
Available Information
IZEA Worldwide, Inc. is incorporated in the state of Nevada. Our corporate address is 1317 Edgewater Dr. #1880, Orlando, FL 32804, and our telephone number is (407) 674-6911. We maintain a corporate website at https://izea.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished according to Sections 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investor’s section of our website, or https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our subscribers and the public about our Company, our services, new product developments, and other matters. Any information that we consider to be material to an investor’s evaluation of our Company will be included in filings accessible through the SEC website and/or may be disseminated using our investor relations website (https://izea.com) and press releases. However, we encourage investors, the media, and others interested in our Company to also follow our social media channels: @izea on X (formerly Twitter), @izea on Instagram, @izea on TikTok, and IZEA on Facebook. The information contained in these social media channels is not part of and is not incorporated into, or included in, this Annual Report.

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
We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $85.4 million as of December 31, 2023. For the twelve months ended December 31, 2023, we had a comprehensive loss of $6.8 million, including a $9.9 million loss from operations. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it. Therefore, we may need to raise capital through new financings, which could include equity financing, such as additional issuances of common stock under our “at the market offering” program, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, securities we issue may contain rights, preferences, or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are unavailable, we may be required to curtail or reduce our operations or be forced to sell or dispose of our rights or assets. An inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation, and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.
A few of our customers account for a significant portion of our gross billings and accounts receivable, and the loss of, or reduced purchases from, these or other customers could have a material adverse effect on our operating results.
A significant portion of our gross billings and accounts receivable are attributable to a small number of customers. During the twelve months ended December 31, 2023, one customer accounted for more than 10% of gross billings, and one customer accounted for more than 10% of total accounts receivable. During the three months ended December 31, 2022, two customers each accounted for more than 10% of gross billings, and three customers each accounted for more than 10% of accounts receivable. In January 2023, we announced that we began the process of parting ways with the customer accounting for a large portion of our gross billings and accounts receivable for the years ended December 31, 2023 and 2022. The concentration of our sales with a relatively small number of customers makes us particularly dependent on factors, both positive and negative, affecting those customers. If demand for our services from these customers increases, our results are favorably impacted, while if their demand for our services decreases, they may reduce their purchases of, or stop purchasing, our services, and our operating results would suffer. The Company does not typically engage in contracts that are longer than one year, and so most of our customers can reduce or cease business with us on a relatively short basis. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition, and results of operations.
We have recently engaged, and may in the future engage, in acquisitions that could be difficult to integrate, divert the attention of key personnel, cause dilution to our shareholders and harm our financial condition and operating results.
From time to time, we may acquire businesses, and the successful integration of such acquisitions is critical to our success. On December 1, 2023, we completed our acquisition of Hoozu, an influencer marketing agency with its base of operations in Australia, and on December 1, 2023, acquired Zuberance, an advocate marketing software platform. Our integration of the Hoozu and Zuberance businesses into our operations is a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the Hoozu business, and other businesses we may acquire, with our operations may include, among others: retaining and integrating talent and key employees; integrating information, communications and other systems; and managing the growth of the overall company.

We may in the future make additional acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may issue common stock or other forms of equity that would dilute our existing shareholders’ percentage of ownership, incur debt and assume liabilities, and incur amortization expenses related to intangible assets or incur large and immediate write-offs.
We may not be able to complete acquisitions on favorable terms, or at all. Even if we successfully integrate an acquired business, such as Hoozu or Zuberance, into our operations, there can be no assurance that we will realize the anticipated benefits. We acquired Hoozu, and may in the future seek to acquire other businesses, with the expectation that the acquisition would result in various benefits for the combined company including, among others, business and growth opportunities and significant synergies from increased efficiency in client conversion and corporate support. Increased competition and/or deterioration in business conditions may limit our ability to expand the acquired business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with any acquisition.
Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets.
We are a remote workforce, which subjects us to certain operational challenges, risks, and potential harm to our business.
As a result of the COVID-19 pandemic, in 2020 our workforce shifted from in-person to remote work, and we are subject to the challenges and risks of having a remote workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those previously used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to data or financial loss risks associated with disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to robust technology, which could cause the networks, information systems, applications, and other tools available to those workers to be more limited or less reliable. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. Remote working may also subject us to other operational challenges and risks. For example, remote working may adversely affect our ability to recruit and retain personnel who prefer an in-person work environment. Operating our business remotely could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. If we are unable to effectively maintain a fully remote workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
We may experience losses or issues relating to transacting in and holding digital assets.
The use of digital assets to buy and sell goods and services is part of a new and rapidly evolving way of doing business. Growth in the adoption and use of digital assets is subject to a high degree of uncertainty. IZEA is prepared to transact in digital assets at the request of vendors, employees, and clients, but has yet to do so. Market valuation of digital assets is highly volatile and could result in losses. Currently, digital assets are treated as an intangible asset and must be impaired if a triggering event occurs. The assets are impaired if the fair market value falls below the carrying value. Governmental regulations could also impose tighter restrictions on transacting in digital assets, such as anti-money laundering compliance.
We make numerous estimates or judgments relating to our critical accounting policies and these estimates create complexity in our accounting. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could change from investor expectations, which could cause our stock price to fall.
We are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in conformity with generally accepted accounting principles (“GAAP”) in the U.S. Such estimates and assumptions include but are not limited to, judgments related to revenue recognition, stock-based compensation, credit risk, and values surrounding software development, intangible assets and goodwill, and their economic useful lives.
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
We cannot assure you that third parties will not claim our current or future products or services infringe on their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our business. These claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements or obtain them on terms acceptable to us.
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
Our Flex and Marketplace platforms may not achieve sufficient market acceptance to be commercially viable for open marketplace or SaaS services.
In October 2022, we launched Marketplace on IZEA.com, replacing Shake with significantly upgraded functionality. In January 2023, we launched Flex, which replaced our legacy IZEAx platform, both for self-serve marketers to manage their influencer campaigns and for IZEA’s Managed Services business. If our marketers and creators do not perceive these platforms to be of high value and quality, we may not be able to retain them or acquire new marketers and creators. Our new platform license plans, which are materially lower than our previous platform license costs, require a larger number of customers to generate significant revenues, which we may be unable to achieve.
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
We rely on third-party social media platforms such as Facebook/Meta, TikTok, Instagram, X (formerly Twitter), and YouTube for core aspects of influencer data. These platforms include technologies that provide some of the functionality required to operate the influencer marketing portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services, discovering services, and metrics. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Many of the social platforms offer their own competing marketplaces or services. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making for granting us access to their social media platforms or providing us with analytical data, and any material change in the current terms, costs, availability, or use of their social media platforms or analytical data could adversely affect our business.
Our business depends on continued and unimpeded access to the Internet by us and by our customers and their end-users. Internet access providers or distributors may be able to block, degrade or charge for access to our content, which could lead to additional expenses to us and our customers and the loss of end-users and advertisers.
Products and services such as ours depend on our ability and the ability of our customers’ users to access the Internet. Currently, this access is provided by companies that have, or in the future may have, significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to products or services such as ours by restricting or prohibiting the use of their infrastructure to support or facilitate product or service offerings such as ours, or by charging increased fees to businesses such as ours to provide content or to have users access that content. In 2015, the Federal Communications Commission (“FCC”) released an order, commonly referred to as net neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful Internet traffic based on content, application, or service and (ii) the practice of favoring some Internet traffic over other Internet traffic based on the payment of higher fees. In December 2017, the FCC voted to overturn the net neutrality regulations imposed by the 2015 order. Internet service providers in the U.S. may now be able to impair or degrade the use of or increase the cost of using our products or services. Such interference could result in a loss of existing viewers, subscribers, and advertisers, and increased costs, and could impair our ability to attract new viewers, subscribers, and advertisers, thereby harming our revenues and growth.
Fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position.
We are exposed to foreign currency exchange rate fluctuations because a portion of our sales, expenses, assets, and liabilities are denominated in foreign currencies. Changes in the value of foreign currencies, particularly the Canadian and Australian dollars, affect our results of operations and financial position. With respect to international sales initially priced using U.S. dollars as a cost basis, a decrease in the value of foreign currencies relative to the U.S. dollar would make our products less price competitive. Once the product is sold at a fixed foreign currency price, we could experience foreign currency gains or losses that could have a material effect on our operating results.

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
As described in the section “Business - Government Regulation,” we are subject to laws and regulations applicable to businesses generally and certain laws or regulations directly applicable to service providers for advertising and marketing Internet commerce. Due to the increasing popularity and use of social media, it is possible that some laws and regulations may become applicable to us or social media platforms on which we are dependent, or may be adopted in the future concerning social media covering issues such as:
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
As the practice of targeted advertising is increasingly scrutinized by both regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet and providing them with the right to opt-in or opt-out of targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in the section “Business - Government Regulation” is the increased importance placed on transparency between the marketer and the consumer to ensure that consumers know the difference between “information” and “advertising” on the Internet and are allowed to decide how their personal information will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception of the practice of “undisclosed compensation” of social media users to endorse specific products. As described in the section “Business - Government Regulation,” we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that marketers and creators comply with the FTC's Endorsement Guide (and analogous laws and guidance in other countries) when utilizing our websites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on social media and blogs for useful, timely, and insightful information that enrich their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace. A pervasive overall negative perception caused by a failure of our preventative measures or by others not complying with the FTC’s Endorsement Guide (among the FTC’s other acts, regulations, and policies, and among analogous laws and guidance in other countries,) could result in reduced revenue and results of operations and higher compliance costs for us.

Failure to comply with federal, state, and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.
A variety of federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of personal information (“Privacy Laws”), as described in the section “Business - Government Regulation.” Privacy Laws are evolving and subject to potentially differing interpretations. The EU adopted the GDPR, which went into effect in May 2018 and requires companies to satisfy stricter requirements regarding the handling of personal and sensitive data, including its collection, use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. EU Member States also are enacting national GDPR-implementing laws that are in some cases stricter or different from GDPR. In 2018, Brazil enacted a law similar to GDPR and other countries are expanding or considering their Privacy Laws to follow suit. Complying with these new and expanded Privacy Laws will cause us to incur substantial operational costs or may require us to change our business practices. For example, noncompliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenues as well as damage to our reputation and brand. We also may find it necessary to establish systems to effectuate cross-border personal data transfers of personal information originating from the European Economic Area, Australia, Japan, and other non-U.S. jurisdictions, which may involve substantial expense and distraction from other aspects of our business.
We have made public certain statements about our privacy practices concerning the collection, use, and disclosure of creators’ personal information on our websites and platforms. Several Internet companies have incurred penalties for failing to abide by the representations made in their public-facing privacy notices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our public-facing privacy notices, FTC requirements or orders or other federal, state, or international privacy or consumer protection-related laws, regulations, or industry self-regulatory principles could result in claims, proceedings, or actions against us by governmental or other entities or the incurring by us of other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our privacy policies and practices could result in a loss of creators or marketers and adversely affect our business. Federal, state, and international governmental authorities continue to evaluate the privacy implications of targeted advertising, such as the use of cookies and other tracking technology. The regulation of these cookies and other current online advertising practices could adversely affect our business.
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
Our platforms and applications and the network infrastructure that is hosted by third-party providers involve the storage and transmission of marketer and creator proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third-party hosting service that we rely upon, or any number of other reasons and, as a result, an unauthorized party may obtain access to our data or our marketers’ or creators’ data. Additionally, outside parties may attempt to fraudulently induce employees, marketers, or creators to disclose sensitive information to gain access to our data or our marketers’ or creators’ data. Although we do have security measures in place, we have had instances where some customers have used fraudulent credit cards to pay for our services. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain and use unauthorized credit cards, obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose marketers, creators, and vendors and have difficulty obtaining merchant processors or insurance coverage essential for our operations.
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
Some aspects of our business processes include open-source software, which poses risks that could have a material and adverse effect on our business, financial condition, and results of operations. In addition, any failure to comply with the terms of one or more of these open-source licenses, or lawsuits enjoining the use of such licensed software, could negatively affect our business.
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
While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms are often ambiguous. We may face claims from third parties claiming ownership of, or demanding the release or license of, modifications or derivative works that we have developed using such open-source software (which could include our proprietary source code or models), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and if portions of our proprietary AI models or software are determined to be subject to an open-source license, or if the license terms for the open-source software that we incorporate change, we could be required to publicly release all or affected portions of our source code, purchase a costly license, cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. In addition, the re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.
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
Laws relating to the liability of providers of online services for the activities of their marketers or their social media creators and the content of their marketers’ listings are currently unsettled. It is unclear whether we could be subject to claims for defamation, negligence, copyright or trademark infringement, or claims based on other theories relating to the information we publish on our websites, or the information published across our platforms. These types of claims have been brought, sometimes successfully, against online services and print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our marketers or our creators. Our potential liability for unlawful activities of our marketers or our creators or the content of our marketers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subject to such lawsuits, it may adversely affect our business.
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
Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “IZEA.” To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).
On July 6, 2022, the Company received a notification letter from the Listing Qualifications Department of Nasdaq stating that the Company was not in compliance with the Bid Price Rule. The notification letter stated that the Company would be afforded 180 calendar days (until January 2, 2023) to regain compliance. In order to regain compliance, the Company’s closing bid price must remain at $1.00 or more for a minimum of ten consecutive business days. On January 5, 2023, the Company received notice from Nasdaq informing the Company that it had been granted an additional 180-day period, or until July 3, 2023, to regain compliance with the minimum bid price requirement. On June 14, 2023, the Company enacted a reverse split of its issued and outstanding common shares at a ratio of 1-for-4, designed to regain compliance with the Bid Price Rule. On July 6, 2023, the Company received notification from Nasdaq that it had regained compliance with the Bid Price Rule after effecting a reverse stock split, following which the closing bid price of IZEA’s common stock was at $1.00 per share or greater for the prior 10 consecutive business days.
Although we are currently in compliance with the Bid Price Rule, if we fail to meet this or any of the other continued listing requirements in the future, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities, and would negatively impact the value and liquidity of our common stock.
We have raised and may raise in the future, additional capital to meet our business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.
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
     As of March 25, 2024, we had 16,264,416 shares of our common stock issued and outstanding, which included outstanding stock options to purchase 343,570 shares of our common stock at an average exercise price of $9.53 per share, and unvested restricted stock units of 1,375,720 shares with an intrinsic value of $2,750,070. We also have reserved 1,154,911 shares of common stock under our May 2011 Equity Incentive Plan for issuing stock options, restricted stock, or other awards to purchase or receive, and 80,978 shares of common stock under our 2014 Employee Stock Purchase Plan.
On November 30, 2023, the IZEA Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA or its subsidiaries, including employment inducements in connection with acquisition transactions. Under the Inducement Plan, IZEA may grant restricted stock units (“RSUs”), including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of IZEA common stock. As permitted by Rule 5635(c)(4) of the Nasdaq Listing Rules, the Inducement Plan was adopted without stockholder approval. As of March 25, 2024, an aggregate of 338,354 RSUs have been issued under the Inducement Plan.
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
Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded and at times been subject to price volatility. Recently, from January 1, 2023, to December 31, 2023, the closing price of our common stock ranged from a low of $2.01 on December 29, 2023, to a high of $3.21 on June 7, 2023. During the twelve months ended December 31, 2023, the closing price of our common stock averaged $2.43 with an average daily trading volume of 39,041 shares.

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
•loss of any strategic relationship or significant customer;
•regulatory developments; and
•economic and other external factors.
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
General Risks
Adverse macroeconomic or market conditions may harm our business.
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

Geopolitical instability, including the wars in Ukraine and the Middle East, could have a significant adverse effect on our business, results of operations, financial condition, and cash flow in the future.

Geopolitical crises raise a host of potential threats and risk factors to consider even though we do not conduct business directly in Ukraine or Russia, and only conduct limited business connected to Israel. Geopolitical instability may lead to sanctions brought against aggressor countries that will impact the import, export, sale, and supply of goods and services with companies located in the U.S. and other regions. Many companies have ceased all operations in certain warring countries with near- and short-term losses expected in the millions. This will have a negative impact on the global economy and affect economic and capital markets. A downturn in the economy could drive our customers to cancel or reduce existing bookings, which will result in a reduction in revenue.

In light of the dramatic sanctions imposed against Russia, the U.S. Cybersecurity and Infrastructure Security Agency
(“CISA”) issued a warning of the risk of Russian cyber-attacks on U.S. networks and critical infrastructure. While we do not think we are a likely target of a cyber-attack, we need to be diligent in our controls over IT and ensuring the protection of our companies, employees, vendors, and customers data. If we do fall victim to such an attack, it could have an adverse effect on our business operations.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Risk Management and Strategy

As part of our enterprise risk assessment function, which is led jointly by IZEA’s President & COO; our Director, Systems & Security; and our Senior Development Operations (DevOps) leader, we have implemented processes to assess, identify and manage the material risks facing the company, including from cyber threats. Our enterprise risk assessment function is part of our overall risk management processes. Our cybersecurity program is built upon internationally recognized frameworks, such as SOC-2 compliance for systems and organization controls related to our software development, and maps to standards published by Center for Internet Security (CIS) for our day to day operational stance. We believe that our processes provide us with a comprehensive assessment of potential cyber threats. We conduct regular scans, penetration tests, and vulnerability assessments to identify any potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage the material risks from cyber threats include the risks arising from threats associated with third party service providers, including cloud-based platforms.
We have developed a robust cyber crisis response plan which provides a documented framework for handling high severity security incidents and facilitates coordination across multiple parts of the company. Our incident response team constantly monitors threat intelligence feeds, handles vulnerability management and responds to incidents. In addition, we routinely perform training, simulations, and drills across company personnel.
Internally, we have a security awareness program which includes training that reinforces our information technology and security policies, standards and practices, and we require that our employees comply with these policies. The security awareness program offers training on how to identify potential cybersecurity risks and protect our resources and information. This training is mandatory for all employees on an annual basis, and it is supplemented by testing initiatives, including periodic phishing tests. We also provide specialized security training for certain employee roles, such as application developers. Finally, our privacy program requires all employees to take periodic awareness training on data privacy. This training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.
From time to time, we engage third-party service providers to enhance our risk mitigation efforts. For instance, we have routinely engaged an independent cybersecurity advisor to lead a cybersecurity crisis simulation exercise that has been used by our senior leaders to prepare for a possible cyber crisis. In addition, we have engaged: 7 Layer Solutions, a security auditor and advisor in systems administration and penetration testing; A-LIGN, a systems auditor and advisor for cybersecurity and compliance; Grant Thornton, an IT Systems auditor and assurance vendor; and KnowBe4, an email security and cybersecurity training partner. We also purchase insurance to protect us against the risk of cybersecurity breaches. Our General Counsel and CFO are responsible for our insurance programs and review our cyber insurance policies on an annual basis and assess whether we have appropriate coverage.

To date, risks from cybersecurity threats have not previously materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business, strategy, results of operations or financial condition. However, as discussed more fully under “Item 1A – Risk Factors”, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, including security threats that may result from third parties improperly employing AI technologies, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Governance
Role of Management
    IZEA’s President & COO, our Director, Systems & Security, and our Senior Development Operations (DevOps) leader, are jointly responsible for the day-to-day management of our cybersecurity risks. We have established a Security Council, which includes our President & COO; Director, Systems & Security; Senior Manager, Systems & Security; Chief Financial Officer; General Counsel and other senior officers, that meets on at least a quarterly basis to review cybersecurity and information security matters. The Security Council has primary management oversight responsibility for assessing and managing information security, fraud, vendor, data protection and privacy, and cybersecurity risks.
    We have a security incident response framework in place. We use this incident response framework as part of the process we employ to keep our management and Board of Directors informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The framework is a set of coordinated procedures and tasks that our incident response team, under the direction of our President & COO, executes with the goal of ensuring timely and accurate resolution of cybersecurity incidents. Our cybersecurity framework includes regular compliance assessments with our policies and standards and applicable state and federal statutes and regulations. In addition, we validate compliance with our internal data security controls through the use of security monitoring utilities and internal and external audits.
    Our President & COO and our Director, Systems & Security each have extensive experience in the information technology area. In particular, our Director, Systems & Security has over twenty years of professional experience in the information security area, including as a result of his service as a director of security, a security architect, and a software security engineer at companies such as Squarespace, Verizon Media (Oath), Tumblr, Bridgewater Associates and EMC.
Role of the Board of Directors
The Audit Committee of the Board of Directors is responsible for the primary oversight of our information security programs, including relating to cybersecurity. The Audit Committee receives regular reports from our President & COO on, among other things, our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of our security program, and our views of the emerging threat landscape. Our President & COO is responsible for reporting to the Committee on our company-wide enterprise risk assessment, and that assessment also includes an evaluation of cyber risks and threats. The Chair of the Audit Committee has the opportunity to report to the Board on cybersecurity risks and other matters reviewed by the Committee. Furthermore, all Board members are provided with updates on key points discussed during each Audit Committee meeting and may access the materials for each Audit Committee meeting.
    As a matter of process, the Audit Committee annually reviews, and recommends to the Board its approval of, our information security policy and information security program. Furthermore, on an annual basis, the Board reviews and discusses our technology strategy with our President & COO and approves our technology strategic plan.

ITEM 2 - PROPERTIES

As a virtual-first employer, we do not have any current physical locations and all of our employees are working remotely. Our corporate mailing address is 1317 Edgewater Dr. #1880, Orlando, Florida 32804.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of March 25, 2024, we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our shares of common stock trade on the Nasdaq Capital Market under the symbol IZEA. As of March 25, 2024, we had approximately 99 shareholders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
On December 1, 2023, we issued 726,210 shares of our common stock, in partial payment of the purchase price to acquire Hoozu, and its wholly-owned subsidiaries. Additionally on the same date we issued 338,354 performance-based and time-based restricted stock units (“RSUs”) under our Inducement Plan in conjunction with the acquisition of Hoozu and the asset purchase of Zuberance. The shares and RSUs issued in connection with the acquisition, and the shares underlying such RSUs, have not been registered under the Securities Act of 1933, as amended, or the securities laws of any state of the United States in reliance upon certain exemptions from registration under said acts and may not be offered or sold absent to registration or pursuant to an exemption therefrom. The foregoing did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sales were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering.
Issuer Repurchases of Equity Securities
There were no shares repurchased by the Company during the fourth quarter of the year ended December 31, 2023.

ITEM 6 - RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
IZEA Worldwide, Inc. (“IZEA”, “Company,” “we”, “us” or “our”) is a leading innovator in the creator economy, specializing in providing advanced software solutions and professional services that connect brands with a broad spectrum of social influencers and content creators. The Company’s mission is to champion the creators, empowering individuals to monetize their creativity, content, and influence. IZEA made a significant mark in the industry by launching the first influencer marketplace, PayPerPost, in 2006, setting a precedent for the evolution of digital marketing platforms. Today, the company caters to a diverse range of clients, including independent creators and Fortune 10 brands, offering services in influencer marketing, customer-generated content, and custom content creation. IZEA operates through managed services and self-service software tools, accommodating the varying needs of its clientele and ensuring mutually beneficial collaborations within its ecosystem.
On IZEA.com the company offers a dynamic environment where creators can showcase their work to marketers, and marketers can directly engage and hire influencers, simplifying the collaboration process. This platform, alongside the innovative use of generative AI tools in FormAI, underscores IZEA's commitment to facilitating content creation and enhancing the efficiency of digital marketing strategies.
IZEA Flex is the company’s flagship enterprise solution for influencer marketing, designed to meet the industry's evolving demands and users’ feedback for more flexibility and customization. IZEA Flex, which has succeeded IZEAx, empowers marketers to conduct influencer collaborations across any platform with enhanced operational organization and data tracking capabilities. The platform boasts a suite of core modules, including Discover, ContentMine, and ShareMonitor, which together provide a comprehensive toolkit for optimizing influencer marketing campaigns. Flex is distinguished by its ability to quantify the ROI of marketing efforts at scale, complemented by the introduction of AI-powered tools that streamline content customization and creative campaign ideation.
On December 1, 2023, IZEA purchased certain assets of Zuberance, further enhancing its suite of software offerings. Zuberance offers specialized advocate marketing tools, enabling brands to cultivate communities of loyal customers and influencers. The addition of Zuberance’s advocacy marketing solutions enriches IZEA's suite of services, providing clients with tools to amplify brand affinity, generate influential reviews, and gather valuable customer feedback. With a strategic focus on offering cost-effective, scalable solutions, IZEA continues to set industry standards, ensuring that it remains at the cutting edge of technology and marketing practices while fostering growth in the creator economy.

Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.
Revenue
We generate revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access our software platforms (“License Fees”); and (4) revenue derived from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (“Other Fees”).
As discussed in more detail within “Revenue Recognition” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 herein, revenue from Marketplace Spend Fees are reported on a net basis. Revenue from all other sources, including Managed Services, License Fees, and Other Fees are reported on a gross basis. We further categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees, and Other Fees.
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
Sales and Marketing
Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel, and miscellaneous departmental costs for our marketing, sales, and sales support personnel. They also include marketing expenses such as brand marketing, public relations events, trade shows, marketing materials, and travel expenses.
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
Within G&A, we incorporate technology and development costs, consisting primarily of our payroll costs for our internal engineers and contractors responsible for developing, maintaining, and improving our technology, as well as hosting and software subscription costs. These costs are expensed as incurred, except to the extent that they are associated with internal-use software that qualifies for capitalization, which is then recorded as software development costs in the consolidated balance sheet. When major software components are developed, we capitalize these as intangible assets. Depreciation and amortization related to these costs are separately stated under depreciation and amortization in our consolidated statements of operations and comprehensive loss.
G&A expense also includes current period gains and losses on our acquisition costs payable and gains and losses from the sale of fixed assets. When impairments occur on fixed assets, intangible assets, and goodwill, they are included as part of G&A expense presented separately in our consolidated statements of operations and comprehensive loss when deemed material.

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
Other Income. Other income consists primarily of interest income for interest earned on investments, or changes in the value of our foreign assets and liabilities and foreign currency exchange gains and losses on foreign currency transactions, primarily related to the Canadian and Australian Dollar.
Results of Operations for the Twelve Months Ended December 31, 2023 and 2022
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Twelve Months Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$36,214,598	$41,095,937	$(4,881,339)	(12)%

Costs and expenses:
Cost of revenue	21,621,445	24,737,699	(3,116,254)	(13)%
Sales and marketing	10,547,322	9,523,894	1,023,428	11%
General and administrative	13,214,978	11,637,044	1,577,934	14%
Depreciation and amortization	713,135	828,161	(115,026)	(14)%
Total costs and expenses	46,096,880	46,726,798	(629,918)	(1)%
Loss from operations	(9,882,282)	(5,630,861)	(4,251,421)	76%
Other income (expense):
Interest expense	(8,226)	(799)	(7,427)	930%
Other income (expense), net	2,535,044	1,162,162	1,372,882	118%
Total other income (expense), net	2,526,818	1,161,363	1,365,455	118%
Net Loss	$(7,355,464)	$(4,469,498)	$(2,885,966)	65%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Twelve Months Ended December 31,
	2023		2022		$ Change	% Change
Managed Services Revenue	$35,740,685	99%	$39,456,986	96%	$(3,716,301)	(9)%

Marketplace Spend Fees	44,985	1%	205,809	1%	(160,824)	(78)%
License Fees	404,625	1%	1,301,198	3%	(896,573)	(69)%
Other Fees	24,303	—%	131,944	—%	(107,641)	(82)%
SaaS Services Revenue	473,913	1%	1,638,951	4%	(1,165,038)	(71)%

Total Revenue	$36,214,598	100%	$41,095,937	100%	$(4,881,339)	(12)%

Managed Services revenue during the twelve months ended December 31, 2023, decreased 9% from the same period in 2022, primarily due to revenue from one large customer contract, which comprised 23% and 31% in Managed Services revenue in 2023 and 2022, respectively, equating to 97% of the decrease in annual revenue. All performance obligations related to this contract were completed during the fourth quarter of 2023. Managed Services revenue from new and existing customers for 2023 was relatively flat when compared to the prior year period.

SaaS Services revenue, which includes license and support fees to access the platform services, and fees earned on the marketers’ self-service use of our technology platforms to manage their content workflow and influencer marketing campaigns, declined 71% from the same period in 2022 due to:

•Marketplace Spend Fees decreased by approximately $0.2 million for the twelve months ended December 31, 2023, when compared with the same period in 2022, primarily due to our sunsetting the IZEAx platform in June 2023, which included no new customers after January 2023. Marketplace Spend Fees are comparably lower from Flex due to fewer customers after we launched the platform, and as a result of lower fees assessed on those spends as a result of competitive pricing efforts. Revenue from Marketplace Spend Fees represents our net margins received on this business.
•License Fees revenue decreased by approximately $0.9 million for the twelve months ended December 31, 2023, when compared to the same period of 2022. The decrease in license fees is due to lower licensee counts and lower average revenue per licensee. The decline in both licensee counts and revenues is heavily related to sunsetting our legacy IZEAx and BrandGraph platforms while we transition to Flex, which was launched in January 2023.
•Other Fees revenue decreased by approximately $0.1 million for the twelve months ended December 31, 2023, compared to the same period in 2022, due to fewer creators requesting early cash-outs and higher plan fees.
Cost of Revenue
Cost of revenue for the twelve months ended December 31, 2023 decreased by $3.1 million, or approximately 13%, compared to the same period in 2022, primarily due to lower contract deliveries related to our non-recurring customer. Cost of revenue as a percentage of revenue averaged 60% in 2023 and 2022, partly due to fewer comparative cost deliveries for our non-recurring customer.
Sales and Marketing
Sales and marketing expense for the twelve months ended December 31, 2023, increased by $1.0 million, or approximately 11%, compared to the same period in 2022. Advertising and tradeshow expense increased over the prior year, with continued efforts promoting brand awareness and improving customer acquisition, satisfaction, and retention.
General and Administrative
General and administrative expense for the twelve months ended December 31, 2023, increased by $1.6 million, or approximately 14%, compared to the same period in 2022. The increase in general and administrative expense was primarily due to $0.5 million in additional payroll, personnel-related expense, and $0.3 million in stock compensation for general and administrative personnel, $0.4 million higher spend on professional services related to acquisition activities and accounting services, and $0.3 million higher spend on software, licenses, and web hosting services.
Depreciation and Amortization
Depreciation and amortization expense for the twelve months ended December 31, 2023, decreased by $0.1 million, or approximately 14%, compared to the same period in 2022.
Depreciation expense on property and equipment was approximately $0.1 million for the twelve months ended December 31, 2023, and 2022. Depreciation expense decreased slightly due to the disposal of aging equipment in 2023.
Amortization expense was approximately $0.6 million and $0.7 million for the twelve months ended December 31, 2023 and 2022, respectively. Amortization expense related to internal-use software development costs was $0.6 million and $0.7 million for the twelve months ended December 31, 2023 and 2022, respectively. Amortization on our internal software costs will continue due to the development of Flex and Marketplace in 2022. Development on Flex will continue into 2024.
Other Income (Expense)
Interest expense totaled $8.2 thousand during the twelve months ended December 31, 2023, related to laptop computer acquisitions in 2023, compared to $0.8 thousand in the prior year period.
Other income, net totaled $2.5 million in investment portfolio interest income for the twelve months ended December 31, 2023, compared to $1.2 million in the prior year period, reflecting interest earned on portfolio investments that began in May 2022.
Net Loss from Operations
Net loss from operations for the twelve months ended December 31, 2023 was $9.9 million, a $4.3 million increase from the net loss of $5.6 million for the same period in 2022. The increase in net loss was the result of lower revenues and increased operating costs in the current year period.

Other Comprehensive Loss
Comprehensive loss includes unrealized gains on investment securities of $0.5 million for the twelve months ended December 31, 2023 and unrealized losses of $0.8 million for the twelve months ended December 31, 2022. As of December 31, 2023, the life to date balance of unrealized losses is $0.3 million. We plan to hold our investment securities to maturity, and as such, they will settle at par without loss.
Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have received increasingly larger and more complex sales orders, which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. During the latter half of 2023, the time between bookings and revenue has improved to an average of 7.5 months. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues and could be subject to future adjustment. Managed Services Bookings is useful information as it reflects the number of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the twelve months ended December 31, 2023 and 2022, was $28.1 million and $37.5 million, respectively.
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Twelve Months Ended December 31,
	2023		2022		$ Change	% Change
Managed Services Gross Billings	$35,740,685	94%	$39,456,986	90%	$(3,716,301)	(9)%

Marketplace Spend Fees	1,673,564	4%	3,109,719	7%	(1,436,155)	(46)%
License Fees	404,625	1%	1,301,198	3%	(896,573)	(69)%
Other Fees	24,303	—%	131,944	—%	(107,641)	(82)%
SaaS Services Gross Billings	2,102,492	6%	4,542,861	10%	(2,440,369)	(54)%

Total Gross Billings	$37,843,177	100%	$43,999,847	100%	$(6,156,670)	(14)%
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

The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2023, and 2022:

	Twelve Months Ended December 31,
	2023	2022
Net loss	$(7,349,360)	$(4,469,498)
Impairment of digital assets	—	148,310
Net increase to fair market value of digital assets	(90,320)	—
Non-cash stock-based compensation	950,769	610,772
Non-cash stock issued for payment of services	300,015	125,000
Interest expense	8,226	799
Depreciation and amortization	713,135	828,161
Other non-cash items	(4,505)	(7,674)
Federal tax benefit	$(6,104)	$—
Adjusted EBITDA	$(5,478,144)	$(2,764,130)

Revenue	$36,214,598	$41,095,937
Adjusted EBITDA as a % of Revenue	(15)%	(7)%

Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $85.4 million as of December 31, 2023. While we have not achieved profitability, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $37.4 million as of December 31, 2023, as compared to $24.6 million as of December 31, 2022. This increase of $12.8 million is primarily the result of the maturing of certain investments, $9.6 million of which is classified as long-term investments and $17.1 million classified as short-term investments, partially offset by operating losses.

	Twelve Months Ended December 31,
	2023	2022
Net cash (used for)/provided by:
Operating activities	$(4,832,317)	$(3,057,112)
Investing activities	18,816,439	(47,698,907)
Financing activities	(1,138,354)	(76,316)
Net increase in cash and cash equivalents	$12,845,768	$(50,832,335)
Net cash used for operating activities was $4.8 million during the twelve months ended December 31, 2023 and is primarily the result of continued use of cash to cover operating losses. Net cash provided by investing activities was $18.8 million during the twelve months ended December 31, 2023, primarily due to the maturity of marketable securities and acquisitions. Net cash used for financing activities during the twelve months ended December 31, 2023, was $1.1 million, which consisted primarily of the $1.0 million repurchase of stock.
Long-Term Liquidity
We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the expansion of our business. We currently believe that we have adequate cash and long-term investments to fund our business growth for the next twelve months, however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could depend, to a significant extent, upon our ability to obtain the funding necessary to support our operations.
Financial Condition and Outlook
Since 2020, supply-chain issues, labor disruption, business closures, and recently, inflationary pressures have impacted our business operations and results. Additionally, the cautious economic outlook may be affecting marketing budgets as evidenced by the softness in bookings the Company has experienced through the fourth quarter of 2023. We announced in January 2023 that we began the process of parting ways with a single large customer that, while having a significant impact on Managed Services revenue growth, carried significantly lower gross margins than our core business. Our business with this customer was completed during the fourth quarter of 2023, including contract liabilities and payment of accounts receivable. While our recent bookings have not met expectations, we see evidence of continued demand for influencer marketing services in our pipeline, and despite opportunities taking longer to close, our core business remains strong. However, these matters, taken together, could have a further material adverse impact on our business, results of operations, and financial position in future periods.
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
Accounts Receivable and Concentration of Credit Risk
Accounts receivable are customer obligations due under normal trade terms. We consider an account delinquent when the customer has not paid its balance due by the associated due date. We assess collectability risk both generally and by specific aged invoices. Our loss history informs a general reserve percentage, which we apply to all invoices less than 90 days from the invoice due date, currently 1.1% of the outstanding balance. This general reserve, which we update periodically, recognizes that some invoices will likely become a collection risk. When an invoice ages 90 days past its due date, we consider each invoice to determine a reserve for collectability based on our prior history and recent communications with the customer, to determine a reserve amount. Generally, our reserve will approach 100% of the invoice amount.
We had a reserve of $0.2 million for doubtful accounts as of December 31, 2023. We believe this estimate is reasonable, but there can be no assurance that the estimate will not change due to a shift in economic or business conditions within the industry, the individual customers, or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ending December 31, 2023 and 2022.
Concentration of credit risk in accounts receivable was typically limited because many geographically diverse customers make up our customer base, thus spreading the trade credit risk. We control credit risk through credit approvals, credit limits, and monitoring procedures. We perform credit evaluations of our customers but generally do not require collateral to support accounts receivable. One customer accounted for 20% of total accounts receivable on December 31, 2023. One customer accounted for 23% of our revenue during the twelve months ended December 31, 2023. Three customers accounted for 64% of our total accounts receivable on December 31, 2022. One customer accounted for 29% of our revenue during the twelve months ended December 31, 2022.
Software Development Costs and Acquired Intangible Software
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal-use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and the post-implementation stage of software development or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. We also capitalize certain costs related to cloud computing arrangements (“CCAs”). We have capitalized software development costs of $2.1 million, net of amortization, in the consolidated balance sheet as of December 31, 2023. These costs are reflected as intangible assets in the consolidated balance sheet as of December 31, 2023. We do not transfer ownership of our software to third parties. These software developments and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon initial release of the software or additional features. We review the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations and comprehensive loss.
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. We have goodwill in connection with our acquisitions of Ebyline, ZenContent, TapInfluence, and Hoozu. Goodwill is not amortized, but instead, it is tested for impairment at least annually. Should management determine that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.
Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) whether a segment manager regularly reviews the component's operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. Prior to the acquisition of Hoozu on December 1, 2023, IZEA had one business operating segment with one reporting unit for purposes of goodwill impairment testing. Hoozu will be treated as a second, separate reporting unit for goodwill impairment testing purposes.
In accordance with ASC 350-20, management’s practice is to assess the carrying value of the Company’s goodwill for impairment annually as of October 1, or more frequently during interim periods if events or changes in circumstances indicate it may be impaired. To conduct its 2023 assessment, the Company elected to perform an independent quantitative goodwill impairment test, which determined the fair value of the equity of the Company exceeded the carrying value of our goodwill. Additionally, Management determined that as of December 31, 2023, no indicators were present that would trigger an interim impairment test, and that as of December 31, 2023, there is no impairment.
Purchase, Disposal, and Impairment of Digital Assets
Historically, we mined digital assets (mining operations ceased in 2019) and purchased digital assets on exchanges. In 2021, we announced that we will accept payments in digital assets for our services from customers. We will also pay our creators in digital assets, if requested.
We record our digital assets in accordance with ASC 350, Intangibles - Goodwill and other, which required acquired intangible assets to be recorded at cost. Under FASB ASC 350, an entity should determine whether an intangible asset has a finite or indefinite life. FASB ASC 350-30-35-4 states that if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset should be considered indefinite. We will record our digital assets as an indefinite-lived intangible asset.
We have conducted our transactions using the Coinbase platform in the past, so we use Coinbase to determine what the fair value of our digital assets. We consider Coinbase to be an active market with quoted prices. Based on the fair value level hierarchy, we have determined the market to be observable and Level 1.
Purchased digital assets are initially recorded at cost, including transaction fees.
Digital assets may be disposed of through Coinbase. The conversion of digital assets to USD, or other fiat currency, will not be considered ordinary business activities and will follow the guidance within ASC 610-20. Proceeds are not reported as revenue, but the excess over carrying value will be reported as a gain. We will use FIFO for tracking our digital assets.
Indefinite-lived intangible assets are initially carried at the value determined in accordance with FASB ASC 350-30-30-1 and are not subject to amortization. Historically, they have been tested for impairment annually or more frequently if events of changes in circumstance indicate it is more likely than not that the asset is impaired. In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has opted to adopt this guidance early. Expanded disclosures for crypto assets have been added to Note 5 - Intangible Assets. When an identical digital asset is bought and sold at a price different than the entity’s current carrying value, this will indicate that the asset’s carrying value must be adjusted. We will adjust the carrying value, and the gain or loss will be reflected as an operating expense.
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
Managed Services Revenue
For Managed Services Revenue, we agree to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos, or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use. We may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied, depending on the type of service provided. We view our obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. The majority of revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The Company’s performance obligation in certain contracts with customers may be a stand-ready promise to provide influencer marketing services for an unknown or unspecified quantity of deliverables for a specified term. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term, and therefore, revenue is recognized straight-line of the life of the contract. The delivery of custom content represents a distinct performance obligation that is satisfied over time when each piece of content is delivered to the customer. Revenue is recognized over time using an output method based on when each piece of content is delivered to the customer.

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
     Total stock-based compensation expense recorded in our consolidated statements of operations for restricted stock, restricted stock units, stock options, and employee stock purchase plan issuance during the twelve months ended December 31, 2023, and 2022 were $1.0 million and $0.6 million, respectively.
There were outstanding options to purchase 343,601 shares with a weighted average exercise price of $9.53 per share, of which options to purchase 317,228 shares were exercisable with a weighted average exercise price of $9.61 per share, as of December 31, 2023. The intrinsic value on outstanding options as of December 31, 2023, was $51,992. The intrinsic value on exercisable options as of December 31, 2023, was $51,853.

As of December 31, 2023, we had unvested restricted stock units representing 962,849 shares of common stock with an intrinsic value of $1.9 million and 0 unvested shares of issued restricted stock with an intrinsic value of $0.
As of December 31, 2023, we had unvested performance-based and time-based restricted stock unit awards granted under the Company’s 2023 Inducement Plan in conjunction with our acquisitions, representing 338,354 shares of common stock with an intrinsic value of $0.3 million.
Business Combinations and Asset Acquisitions
The Company follows Accounting Standards Codification (ASC) Topic 805, "Business Combinations," to handle business combinations. The acquisition method of accounting is utilized for all business combinations. This method involves recognizing and measuring identifiable assets acquired, liabilities assumed, and any non-controlling interests at their fair values on the acquisition date. Goodwill signifies the surplus of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed. It is assigned to reporting units expected to benefit from the combination's synergies and undergoes annual impairment testing. Acquisition-related costs, such as advisory, legal, and due diligence fees, are expensed as incurred and are included in general and administrative expenses for the period of acquisition. The financial statements incorporate the results of operations and financial position of acquired businesses from their respective acquisition dates. Any adjustments to preliminary fair values of assets acquired and liabilities assumed, referred to as measurement period adjustments, are recorded in the period of adjustment.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IZEA Worldwide, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of IZEA Worldwide, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Impairment Analysis
As described further in Note 1 to the financial statements, management evaluates goodwill for impairment on an annual basis, or more frequently if impairment indicators exist, at the reporting unit level. Management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues and discount rates. We identified the goodwill impairment assessment of the IZEA reporting unit as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment of the IZEA reporting unit is a critical audit matter is that changes in the assumptions related to forecasts of future revenues and discount rates could materially affect the determination of the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value of the IZEA reporting unit and auditing management’s judgments regarding forecasts of revenue and discount rates involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

Our audit procedures related to the goodwill impairment analysis of the IZEA reporting unit included the following, among others:
•Evaluated management’s ability to accurately forecast revenue by (1) comparing projected amounts to prior historical periods and trends, (2) obtaining an understanding of drivers underlying projected amounts, including consideration of industry information and economic trends, and (3) performing an analysis to test sensitivity to changes in forecasts
•Utilized valuation specialists to assess the Company’s valuation methodologies and the appropriateness of the discount rate utilized in the valuation model

Business Acquisition – Hoozu Holdings, LTD – Valuation of acquired intangible assets
As described further in Note 2 to the financial statements, the Company acquired Hoozu Holdings, LTD (“Hoozu”), on December 1, 2023, for a total purchase price of approximately $2.5 million. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $1.6 million. We identified the valuation of acquired Hoozu intangible assets as a critical audit matter.

The principal considerations for our determination that the valuation of acquired Hoozu intangible assets is a critical audit matter are i) the significant judgment by management when determining assumptions used in the fair value measurement of acquired intangible assets (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the prospective financial information including revenue growth, weighted average cost of capital (WACC), royalty rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the valuation of acquired Hoozu intangible assets included the following, among others:
•Evaluated management’s ability to accurately forecast revenue by (1) comparing projected amounts to prior historical periods and trends, (2) obtaining an understanding of drivers underlying projected amounts, including consideration of industry information and economic trends and (3) performing an analysis to test sensitivity to changes in forecasts
•Utilized valuation specialists to assess the Company’s methodologies used in the valuation and to perform an analysis to test sensitivity to changes in significant assumptions

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Charlotte, North Carolina
April 1, 2024

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$37,446,728	$24,600,960
Accounts receivable, net	5,012,373	5,664,727
Prepaid expenses	739,988	3,927,453
Short term investments	17,126,057	16,106,758
Other current assets	26,257	66,441
Total current assets	60,351,403	50,366,339

Property and equipment, net of accumulated depreciation	205,377	156,774
Goodwill	5,280,372	4,016,722
Intangible assets, net	1,749,441	—
Digital assets	162,905	64,953
Software development costs, net	2,056,972	1,774,033
Long term investments	9,618,996	29,296,069
Total assets	$79,425,466	$85,674,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,504,348	$1,968,322
Accrued expenses	3,083,460	2,130,702
Contract liabilities	8,891,205	11,247,746
Contingent Liability	114,400	—
Total current liabilities	13,593,413	15,346,770

Finance obligation, less current portion	63,419	62,173
Deferred purchase price, less current portion	60,600	—
Deferred tax liability	394,646	—
Total liabilities	14,112,078	15,408,943

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 16,602,155 and 15,603,594, respectively, shares outstanding: 16,236,300 and 15,603,594, respectively.	1,660	1,560
Treasury stock at cost: 365,855 and 0 shares at December 31, 2023 and December 31, 2022, respectively	(1,019,997)	—
Additional paid-in capital	152,027,110	149,148,248
Accumulated deficit	(85,444,794)	(78,103,066)
Accumulated other comprehensive income (loss)	(250,591)	(780,795)
Total stockholders’ equity	65,313,388	70,265,947
Total liabilities and stockholders’ equity	$79,425,466	$85,674,890

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2023	2022
Revenue	$36,214,598	$41,095,937

Costs and expenses:
Cost of revenue	21,621,445	24,737,699
Sales and marketing	10,547,322	9,523,894
General and administrative	13,214,978	11,637,044
Depreciation and amortization	713,135	828,161
Total costs and expenses	46,096,880	46,726,798

Loss from operations	(9,882,282)	(5,630,861)

Other income (expense):
Interest expense	(8,226)	(799)
Federal tax benefit	6,104	—
Other income (expense), net	2,535,044	1,162,162
Other income (expense), net	2,532,922	1,161,363

Net loss	$(7,349,360)	$(4,469,498)

Weighted average common shares outstanding – basic and diluted	16,368,216	15,549,845
Basic and diluted loss per common share	$(0.45)	$(0.29)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Comprehensive Loss

	Twelve Months Ended December 31,
	2023	2022
Net loss	$(7,349,360)	$(4,469,498)

Other comprehensive income
Unrealized (gain) loss on securities held	(530,204)	780,795
Total other comprehensive income (loss)	(530,204)	780,795

Total comprehensive income (loss)	$(6,819,156)	$(5,250,293)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	15,511,332	$1,550	$148,457,153		$(73,633,568)	$—	$74,825,135
Stock purchase plan & option exercise issuances	23,879	3	32,540		—	—	32,543
Stock issued for payment of services	26,483	3	124,997		—	—	125,000
Stock issuance costs	—	—	—		—	—
Stock-based compensation	64,004	6	610,767		—	—	610,773
Shares withheld to cover statutory taxes	(22,104)	(2)	(77,209)		—	—	(77,211)
Other comprehensive income (loss)						(780,795)	(780,795)
Net loss	—	—	—		(4,469,498)	—	(4,469,498)
Balance, December 31, 2022	15,603,594	$1,560	$149,148,248	$—	$(78,103,066)	$(780,795)	$70,265,947
Cumulative Effect Retained Earnings Adjustment (FMV Crypto)	—	—	—	—	7,632	—	7,632
Stock purchase plan & option exercise issuances	10,376	1	17,884		—	—	17,885
Stock issued for payment of services	131,520	13	300,002				300,015
Stock-based compensation	163,085	17	950,752		—	—	950,769
Shares withheld to cover statutory taxes	(56,419)	(6)	(136,236)		—	—	(136,242)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Issuance of Common Shares - Hoozu Acquisition	726,210	73	1,746,462				1,746,535
Treasury stock				(1,019,997)			(1,019,997)
Other comprehensive income (loss)	—	—	—		—	530,204	530,204
Net loss	—	—	—		(7,349,360)	—	(7,349,360)
Balance, December 31, 2023	16,602,155	$1,660	$152,027,110	$(1,019,997)	$(85,444,794)	$(250,591)	$65,313,388

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,349,360)	$(4,469,498)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of digital assets	—	148,310
Adjustment to fair market value of digital assets	(90,320)	—
Depreciation	99,408	109,599
Amortization	613,727	718,562
Deferred tax benefit	(6,104)	—
Stock-based compensation	950,769	610,772
Value of stock issued or to be issued for payment of services	300,015	125,000
(Gain)/Loss on disposal of equipment	(4,505)	(7,674)
Bad debt	50,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,021,690	1,934,376
Prepaid expenses and other current assets	3,243,398	(1,635,990)
Accounts payable	(532,382)	(118,570)
Accrued expenses	244,730	(381,650)
Contract liabilities	(3,373,383)	(90,349)
Net cash used for operating activities	(4,832,317)	(3,057,112)
Cash flows from investing activities:
Acquisitions, net of cash acquired	640,781	—
Purchase of short term investments	(285,236,952)	(159,046,221)
Proceeds from the sale of short term investments	284,747,857	142,807,176
Purchase of long term investments	—	(41,069,876)
Proceeds from the sale of long term investments	19,677,073	11,125,299
Purchase of property and equipment, net	(131,722)	(79,006)
Proceeds from sale of property and equipment	—	36,716
Capitalization of software development costs	(880,598)	(1,472,995)
Net cash provided by/(used for) investing activities	18,816,439	(47,698,907)
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	17,885	32,543
Payments on notes payable and capital leases	—	(31,648)
Purchase of treasury stock	(1,019,997)	—
Payments on shares withheld for statutory taxes	(136,242)	(77,211)
Net cash used in financing activities	(1,138,354)	(76,316)

Net increase (decrease) in cash and cash equivalents	12,845,768	(50,832,335)
Cash and cash equivalents, beginning of period	24,600,960	75,433,295
Cash and cash equivalents, end of period	$37,446,728	$24,600,960

Supplemental cash flow information:
Interest paid	$8,852	$—
Contingent consideration	$175,000	$—

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$80,843	$61,224
Fair Value of common stock issued for services	$300,015	$125,000
Common stock issued for payment of acquisition	$1,746,535	$—

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). ZenContent, Ebyline, and TapInfluence were merged into IZEA and the legal entities were dissolved in December 2017, December 2019, and December 2020, respectively. IZEA purchased all of the outstanding shares of capital stock of Hoozu Holdings, LTD in December 2023.
The Company helps power the creator economy, by enabling individuals the opportunity to monetize their content, creativity and influence through global brands and marketers. IZEA compensates these creators for producing unique content, such as long and short-form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their websites, blogs, and social media channels.
The Company also provides value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. While the majority of the marketers engage the Company to perform these services (the “Managed Services”) on their behalf, they may also access IZEA’s marketplaces to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing the Company’s technology.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the FDIC up to a maximum amount of $250,000. The CDIC insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. The Australian Financial Claims Scheme insures deposits made to the Company’s accounts in Australia up to AUD $250,000. Deposit balances exceeding this limit were approximately $36.7 million and $24.4 million as of December 31, 2023 and 2022, respectively.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, contract assets, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Contract assets represent amounts owed for work that has been performed but not yet billed. The Company had net trade receivables of $5.0 million that included $4.9 million of accounts receivable and contract assets of $83,697 on December 31, 2023. The Company had net trade receivables of $5.7 million that included $5.7 million of accounts receivable and contract assets of $39,095 at December 31, 2022.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. We assess collectibility risk both generally and by specific aged invoices. Our loss history informs a general reserve percentage, which we apply to all invoices less than 90 days from the invoice due date, currently 1.1% of the outstanding balance. The general reserve, which we update periodically, recognizes that some invoices will likely become a collection risk. When an invoice ages 90 days past its due date, we consider each invoice to determine a reserve for

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

collectability based on our prior history and recent communications with the customer, to determine a reserve amount. Generally, our reserve will approach 100% of the invoice amount.
The Company had a reserve for doubtful accounts of $205,000 as of December 31, 2023, and $155,000 as of December 31, 2022. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company recognized $50,000 of bad debt expense in the twelve months ended December 31, 2023 to increase its reserve for doubtful accounts and did not recognize any bad debt expense for the twelve months ended December 31, 2022.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had one customer that accounted for 20% of total accounts receivable at December 31, 2023 and three customers that accounted for 64% of total accounts receivable at December 31, 2022. The Company had one customer that accounted for 23% of its revenue during the twelve months ended December 31, 2023 and one customer that accounted for 29% of its revenue during the twelve months ended December 31, 2022.

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
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. The Company has goodwill in connection with its acquisitions of Ebyline, ZenContent, TapInfluence, and Hoozu. Goodwill is not amortized but instead, it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.
Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Prior to the acquisition of Hoozu on December 1, 2023, IZEA had one business operating segment with one reporting unit for purposes of goodwill impairment testing. Hoozu will be treated as a second, separate reporting unit for goodwill impairment testing.
The Company performs its annual impairment tests of goodwill as of October 1 each year, or more frequently if certain indicators are present. As described in Note 5, the assessments performed in 2022 and 2023 concluded that our reporting unit’s fair value exceeds their carrying value, including goodwill. The Company concluded in each year that no impairment existed.
Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, TapInfluence, and Hoozu. The Company amortizes identifiable intangible assets over periods of 12 to 60 months. See Note 5 for further details.
The Company accounts for its digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company maintains ownership of and control over its digital assets and may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently evaluated for any changes in the fair market value. The Company recognized an impairment of $148,310 on digital assets held as indefinite-lived

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

intangible assets in the twelve months ended December 31, 2022. This was recognized in accordance with the then current guidance for intangible assets. The Company did not impair the value of digital assets in the twelve months ended December 31, 2023 as the fair market value stayed above the carrying value.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has opted to adopt this guidance early.
A cumulative effect adjustment to retained earnings was recognized as of January 1, 2023 for $7,632. This adjustment brings the carrying value in line with the fair market value as of December 31, 2022. Adjustments have been recognized for all quarterly reporting periods for 2023 as of December 31, 2203 to restate the carrying value at the end of each period for the Company’s digital assets, as described in Note 5.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, calculated as the difference between the asset’s fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets in the twelve months ended December 31, 2023 and 2022.
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements (“CCAs”). These software developments, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. See Note 6 for further details.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Managed Services Revenue
For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos, or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news articles, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use.
The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. The majority of revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress towards satisfying the overall performance obligation of the marketing campaign. The Company’s performance obligation in certain contracts with customers may be a stand-ready promise to provide influencer marketing services for an unknown or unspecified quantity of deliverables for a specified term. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term, and therefore, revenue is recognized straight-line over the life of the contract. The Company may provide one type or a combination of all types of these influencer marketing services on a statement of work for a lump sum fee. When multiple types of performance obligations exist in a contract, the Company allocates revenue to each distinct performance obligation at contract inception based on its relative standalone selling price. These performance obligations are to be provided over a period that generally ranges from one day to one year. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations, and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators, and it establishes the contract price directly with its customers based on the services requested in the statement of work.
Marketplace Spend Fees Revenue
For Marketplace Spend Fees Revenue, the self-service customers instruct creators found through the Company’s platforms to provide and/or distribute custom content for an agreed-upon transaction price. The Company’s platforms control

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the twelve months ended December 31, 2023, and 2022 were approximately $2.6 million and $2.0 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
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
     The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination based on the statute of limitations by the IRS is generally three years; however, the IRS may examine records and other evidence from the year the net operating loss was generated when the Company utilizes net operating loss carryforwards in future periods. The Company’s tax years subject to examination by the Canadian Revenue Agency and the Australian Taxation Office is generally four years
Fair Value of Financial Instruments
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of December 31, 2023, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 3 - Financial Instruments of Notes to the Consolidated Financial Statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended, (the “2011 Equity Incentive Plan”) (see Note 10) and the Inducement Plan is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. For issuances after June 30, 2019, the Company estimates the volatility of its common stock at the date of grant based on the volatility of its stock during the period. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
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
The Company may issue shares of restricted stock or restricted stock units (“RSUs”) that vest over future periods. The value of shares is recorded as the fair value of the stock or units upon the issuance date and is expensed on a straight-line basis over the vesting period. See Note 10 for additional information related to these shares.
On November 30, 2023, the IZEA Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA in connection with acquisition transactions, including the Hoozu acquisition. Under the Inducement Plan, IZEA may grant, subject to certain requirements, RSUs, including performance-based and time-based RSUs, up to a total of 1,800,000 shares of IZEA common stock to new employees of IZEA or its subsidiaries. See Note 10 for additional information related to shares issued under both plans.
Business Combinations and Asset Acquisitions
The Company accounts for business combinations in accordance with Accounting Standards Codification (ASC) Topic 805, “Business Combinations.” The acquisition method of accounting is applied to all business combinations, whereby the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree are recognized and measured at their fair values as of the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed in a business combination. Goodwill is allocated to reporting units, which are expected to benefit from the synergies of the combination, and is subject to annual impairment testing. Acquisition-related costs, including advisory, legal, and due diligence fees, are expensed as incurred and are included in general and administrative expenses in the period in which the acquisition occurs. The financial statements include the results of operations and financial position of businesses acquired from their respective acquisition dates. Any adjustments to the preliminary fair values of assets acquired and liabilities assumed, known as measurement period adjustments, are recorded to the period of the adjustment.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted this standard. At present, the exposure to credit losses is considered immaterial to the Company’s financial position.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. As of December 31, 2023, the Company has ensured that acquired businesses contract assets and contract liabilities have been accounted for in accordance with ASC 2021-08.
Accounting for and Disclosure of Crypto Assets: In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has opted to early adopt this guidance. A cumulative-effect adjustment to retained earnings was booked as of January 1, 2023 for $7,632. Interim periods and annual periods for 2022 and 2023 have been presented with the change reflected in fair market value. Expanded disclosures for crypto assets have been added to Note 5 - Intangible Assets.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting: Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures. This update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU also requires all annual disclosures currently required by Topic 280 to be included in the interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.
Income Taxes: Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The Company expects to adopt this ASU for the annual period beginning on January 1, 2025, and does not expect a material impact on the Consolidated Financial Statements.

NOTE 2.    BUSINESS ACQUISITIONS
Hoozu Holdings, LTD.
On December 1, 2023, the Company completed the announced acquisition of Hoozu Holdings, LTD. (“Hoozu”) from Hoozu investors. Hoozu is a leading Australian influencer marketing company headquartered in Sydney. The company serves a roster of the region’s most innovative brands, including Bunnings, Emma Sleep, Super Cheap Auto, and Ryobi. In addition to its core services, Hoozu’s talent management division, called Huume, represents creators in the Australian market. The net purchase price was approximately $2.5 million, including cash consideration of $0.6 million and 726,210 shares of common stock, valued at approximately $1.7 million at the acquisition date, based on the closing market share price on the acquisition date. Approximately $150,000 of transaction-related costs are separately recorded in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2023. The Company accounted for the acquisition in accordance with ASC 805,which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Remaining Present and Fair Value
	12/1/2023	12/1/2023	12/31/2023
Cash paid at closing	$595,411	$595,411	—
Stock issued at closing	1,746,535	1,746,535	—
First deferred purchase price installment (1)	114,400	—	114,400
Second deferred purchase price installment (1)	60,600	—	60,600
Total estimated consideration	$2,516,946	$2,341,946	$175,000
(1) The Company’s acquisition of Hoozu Holdings LTD. on December 1, 2023, included four equal contingent cash consideration payments totaling $396,940, with measurement periods ending December 31, 2024, and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the fair value of these contingent payments, using Monte Carlo simulation methods, to be $175,000, subject to periodic adjustment until both measurement periods are completed.
The table below presents the provisional fair values at December 1, 2023 allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for Hoozu are substantially complete. However, the Company continues refining the preliminary valuation of certain acquired assets and liabilities, including income tax-related amounts, which could impact the residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table:

Estimated Approximate Fair Value
Accounts receivable	$419,336
Prepaid expenses	15,750
Property and equipment, net	9,033
Intangible assets
Tradename	668,000
Customer list	935,000
Goodwill	1,265,155
Deferred tax liability	(400,750)
Accounts payable	(718,515)
Current liabilities	(930,655)
Purchase consideration, excluding cash received	$1,262,354
Plus: cash received	1,254,592
Total purchase considerations	$2,516,946
Accounts receivable shown in the table above represent their gross amount, which approximates the fair value, and are expected to be collected in full. The significant fair value estimates included in the provisional allocation of purchase price are discussed below.
Other Intangible Assets
Other intangible assets with definite lives include acquired customer relationships of $0.9 million and tradename of $0.7 million. The preliminary customer-related intangible assets’ fair value was determined by using the income approach, while the tradename fair value was determined utilizing the relief from the royalty method. Acquired customer relationships and tradename generally have useful lives of 10 years, unless shorter periods are warranted, and are amortized to operating costs on an accelerated basis.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Goodwill
The excess of consideration for Hoozu over the preliminary net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $1.3 million of goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce and synergies.
Contingent Liability
Contingent liability purchase price installments, which total $396,940 based on meeting certain revenue and EBITDA milestones for 2024 and 2025, were recorded at their fair value of $175,000 at the acquisition date. The contingent liability value is subject to periodic adjustment until both measurement dates are completed. No adjustment was recorded in December 2023.
Proforma Financial Results
The table below presents proforma results as if we had acquired Hoozu Holdings at January 1, 2023. Prior to our acquisition, Hoozu employed a June 30 fiscal year-end, which it changed to a calendar year basis following the acquisition. Hoozu’s Net Income (Loss) is presented on a pro forma basis, net of transaction-related costs.

	Twelve Months Ended December 31, 2023
(Unaudited)	IZEA Worldwide, Inc.	Hoozu Holdings, LTD	Consolidated
Revenue	$35,842,114	$3,928,476	$39,770,590
Net income (loss)	(7,312,066)	17,875	(7,294,191)
Revenues and Net loss included in the Consolidated Statement of Operations for 2023 for Hoozu following our December 1, 2023 acquisition totaled $372,483 and $14,484, respectively.
Zuberance
On December 1, 2023, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Zuberance, Inc., a Delaware corporation. Zuberance, Inc. (“Zuberance”) is a pioneering advocate marketing software platform. Zuberance provides marketers with the tools to build white-label communities of their customers and influencers while engaging these communities to serve as advocates for their brand, leading to low-cost content creation. The net purchase price was $18,400 in cash consideration, allocated to the fair value of assets acquired and liabilities assumed, as shown in the following table:

Estimated Fair Value
12/31/2023
Intangibles-customer relationships	$162,725
Current liabilities	(58,138)
Deferred revenue	(86,187)
Total purchase price	$18,400
The customer-related intangible assets’ fair value was determined by using the income approach, has an estimated useful life of 5 years, and will be amortized to operating expenses on an accelerated basis.

NOTE 3.    FINANCIAL INSTRUMENTS
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
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2023:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)	Non-Current Marketable Securities (2)
Cash and cash equivalents	$7,011,827	$—	$—	$7,011,827	$7,011,827	$—	$—
Level 1 (3)
Commercial paper	—			—	—	—	—
Money market funds	30,434,901	—	—	30,434,901	30,434,901	—	—
US Treasury securities	7,019,553		(79,840)	6,939,713	—	5,959,834	979,879
Subtotal	37,454,454	—	(79,840)	37,374,614	30,434,901	5,959,834	979,879
Level 2 (4)
Asset back securities	3,654,729	—	(46,320)	3,608,409	—	1,490,015	2,118,394
Corporate debt securities	16,321,362	12,143	(136,574)	16,196,931	—	9,676,208	6,520,723
Subtotal	19,976,091	12,143	(182,894)	19,805,340	—	11,166,223	8,639,117
Total	$64,442,372	$12,143	$(262,734)	$64,191,781	$37,446,728	$17,126,057	$9,618,996
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
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company recognized realized gains of $104 for the twelve months ended December 31, 2023. The Company realized gains of $3,124 and realized losses of $623 for the twelve months ended December 31, 2022. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

As of December 31, 2023
Due in 1 year or less	$17,126,057
Due in 1 year through 5 years	9,618,996
Total	$26,745,053
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	As of December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$37,446,728	$—
Government bonds	6,939,713	(79,840)
Corporate debt securities	16,196,931	(124,431)
Asset backed securities	3,608,409	(46,320)
Total	$64,191,781	$(250,591)
During the twelve months ended December 31, 2023, the Company did not recognize any credit losses and had no ending allowance balance for credit losses.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2023	December 31, 2022
Furniture and fixtures	$29,848	$—
Office equipment	8,506	3,843
Computer equipment	281,950	323,700
Total	320,304	327,543
Less accumulated depreciation	(114,927)	(170,769)
Property and equipment, net	$205,377	$156,774
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $99,408 and $109,599 for the twelve months ended December 31, 2023 and 2022, respectively.

NOTE 5.     INTANGIBLE ASSETS

Definite Lived Intangible Assets

Definite lived intangible assets, net of amortization as of December 31, 2023 and 2022 totaled $1.8 million and $—, respectively.

	December 31, 2023			December 31, 2022
	Balance	Accumulated Amortization	Net Book Value	Balance	Accumulated Amortization	Net Book Value	Useful Life in years
Trade names	$668,000	$5,567	$662,433	—	—	$—	10
Customer lists
Hoozu	935,000	7,791	927,209	—	—	—	10
Zuberance	162,508	2,709	159,799	—	—	—	5
Total definite-lived intangible assets	$1,765,508	$16,067	$1,749,441	$—	$—	$—
Total intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	December 31, 2023	December 31, 2022
Hoozu intangible assets	$1,603,000	$—
Zuberance intangible assets	162,508	—
Total	$1,765,508	$—
Less accumulated amortization	(16,067)	—
Intangible assets, net	$1,749,441	$—
As of December 31, 2023, future estimated amortization expense related to identifiable assets is set forth in the following schedule:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Future Amortization of Intangible Assets	Amount
2024	297,622
2025	248,907
2026	224,751
2027	200,596
2028	176,440
2029+	601,125
Total	$1,749,441
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets, in the twelve months ended December 31, 2023, and 2022.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $16,067 and $0 for the twelve months ended December 31, 2023 and 2022, respectively.
Digital Assets
During the twelve months ended December 31, 2023 and 2022, the Company did not transact in digital assets. The Company impaired the value of its digital assets by $148,310 during the twelve months ended December 31, 2022 as the fair market value decreased from the carrying value. This was recognized in accordance with the then current guidance for intangible assets. The Company did not impair the value of its digital assets in the twelve months ended December 31, 2023 as the fair market value stayed above its carrying value.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has opted to early adopt this guidance.
A cumulative-effect adjustment to retained earnings was recognized as of January 1, 2023 for $7,632. This adjustment brings the carrying value in line with the fair market value as of December 31, 2022. Adjustments have been recognized for Q1, Q2, and Q3 for 2023 to adjust the carrying value at the end of each period for the Company’s digital assets to fair value. Interim periods for 2022 and 2023 have been presented in the following table with the change reflected in fair market value.

	Bitcoin			Ethereum			Total Digital Assets
Reporting Period	As Reported	Gain	Fair Market Value	As Reported	Gain	Fair Market Value	As Reported	Gain	Fair Market Value
March 31, 2023	$36,129	$29,043	$65,172	$28,824	$24,030	$52,854	$64,953	$53,073	$118,026
June 30, 2023	36,129	33,617	69,746	28,824	27,255	56,079	64,953	60,872	125,825
September 30, 2023	36,129	25,586	61,715	28,824	19,654	48,478	64,953	45,240	110,193
December 31, 2023	$36,129	$60,593	$96,722	$28,824	$37,359	$66,183	$64,953	$97,952	$162,905
As of December 31, 2023, the Company held $96,722 of Bitcoin $66,183 of Ethereum with total holdings in digital assets of $162,905. The Company purchased 2.29 Bitcoin and 29.01 Ethereum on December 31, 2021 for $108,835 and $108,290, respectively.
The Company determines the fair value of its digital assets on a recurring basis in accordance with ASU 2023-8, Accounting for and Disclosure of Crypto Assets, based on quoted prices on the active exchange(s) that has been determined to be the principal market for such assets (Level 1 inputs). The Company performs an analysis monthly to identify whether the fair market value of the digital assets has changed. If the then-current carrying value of a digital asset is different from the fair value so determined, an adjustment in the amount equal to the difference between their carrying value and the price determined is recognized.
Gains and losses on digital assets are recognized within general and administrative expenses in the consolidated statements of operations and comprehensive loss in the period in which the change to fair market value is identified. In

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.
Goodwill
The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2021	$4,016,722
Acquisitions, impairments, or other changes during 2022	—
Balance on December 31, 2022	$4,016,722
Acquisitions, impairments, or other changes during 2023	1,265,155
Currency translation adjustment	(1,505)
Balance on December 31, 2023	$5,280,372
The Company completed its acquisition of Hoozu on December 1, 2023. While Hoozu’s business is reported together with our Managed Services business, it will be treated as a separate component for Goodwill impairment testing.
The Company performs an annual impairment assessment of goodwill in October 1 each year or more frequently, if certain indicators are present. A qualitative assessment performed in 2022 and 2023 did not indicate that an impairment existed; therefore, no impairment of goodwill has been recorded during these periods.

NOTE 6.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	December 31, 2023	December 31, 2022
Software development costs	$5,390,403	$4,509,805
Less accumulated amortization	(3,333,431)	(2,735,772)
Software development costs, net	$2,056,972	$1,774,033

In 2022, the Company began developing two new web-based influencer marketing platforms, Flex and Marketplace to replace IZEAx and Shake, respectively. IZEAx was sunset in mid-2023, and Shake was sunset in Q4 of 2022. The Company capitalized software development costs of $0.9 million and $1.5 million during the twelve months ended December 31, 2023, and 2022, respectively. As a result, the Company has capitalized a total of $5.4 million in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of December 31, 2023.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service, or its actual useful life, if shorter. The Company recorded amortization expense associated with its capitalized software development cost of $0.6 million and $0.7 million during the twelve months ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2024	$494,420
2025	479,224
2026	473,475
2027	439,440
2028	170,413
Total	$2,056,972

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Accrued payroll liabilities	$2,153,617	$1,967,677
Accrued taxes	253,677	39,405
Current portion of finance obligation	59,386	42,858
Accrued other	616,780	80,762
Total accrued expenses	$3,083,460	$2,130,702

NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 7.8%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $122,805 and $105,031 as of December 31, 2023, and 2022, respectively, with the short-term portion of $59,386 and $42,858 recorded under accrued expenses in the consolidated balance sheets as of December 31, 2023, and 2022, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $6,610 and $799 during the twelve months ended December 31, 2023, and 2022, respectively. As of December 31, 2023, the future contractual maturities of the Company’s long-term payment obligations by year is set forth in the following schedule:

2024	$59,386
2025	56,683
2026	6,736
Total	$122,805

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Deferred Purchase Price
The Company’s acquisition of Hoozu on December 1, 2023, included four equal contingent cash consideration payments totaling $396,940, with measurement periods ending December 31, 2024 and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the fair value of these contingent payments to be $175,000, subject to quarterly adjustment until both measurement periods are completed.
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of December 31, 2023.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service, or fully vest upon the age of 60. Total expense for employer matching contributions during the twelve months ended December 31, 2023 and 2022 was recorded in the Company’s consolidated statements of operations as follows:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Cost of revenue	$77,185	$89,418
Sales and marketing	75,145	122,800
General and administrative	144,277	59,294
Total contribution expense	$296,607	$271,512
Litigation
From time to time, the Company may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of its business. Litigation is, however, subject to inherent uncertainties, and an adverse result in any such litigation that may arise from time to time that may harm the Company’s business. The Company is currently not party to any legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on the Company.

NOTE 10.    STOCKHOLDERS’ EQUITY
Authorized Shares
The Company has 50,000,000 authorized shares of common stock and 2,500,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Share Repurchase
On March 30, 2023, the Company announced that its Board of Directors had authorized a $1.0 million share repurchase program of the Company’s common stock.
As of September 30, 2023, the Company had purchased 365,855 shares of the Company’s common stock on the open market with an average price per share of $1.23, for a total of $1.0 million. Shares purchased before June 16, 2023, have been adjusted for the reverse stock split. Repurchased shares have the status of treasury shares and may be issued, if and when needed, for general corporate purposes. The repurchase program was completed in August 2023.
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
All shares of common stock, stock options, restricted stock, and restricted stock unit grants, and their corresponding price per share amounts have been presented to reflect the reverse split in all periods presented within this Annual Report on Form 10-K.
Equity Incentive Plans
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2023 Annual Meeting of Stockholders held on October 17, 2023, to increase the number of plan shares by 1,800,000 shares, from 1,875,000 to 3,675,000 shares. As of December 31, 2023, the Company had 1,595,867 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
Restricted Stock
Under the 2011 Equity Incentive Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

In 2022, the Company issued its five independent directors a total of 26,484 shares of restricted common stock initially valued at $125,000 for their annual service as directors of the Company. The stock vested in equal monthly installments from January through December 2022.
In 2023, the Company issued its five independent directors a total of 131,520 shares of restricted common stock initially valued at $300,015 for their annual service as directors of the Company. The stock was granted quarterly and vested immediately.
The following table contains summarized information about restricted stock issued during the years ended December 31, 2022 and December 31, 2023:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	888	$7.31	0.7
Granted	26,484	4.72
Vested	(27,300)	4.80
Nonvested at December 31, 2022	72	$5.36	0.3
Granted	131,520	2.28
Vested	(131,592)	2.28
Nonvested at December 31, 2023	—	$—	0.0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $300,015 and $125,000 during twelve months ended December 31, 2023, and 2022, respectively. Expense recognized on restricted stock issued to employees was $376 and $6,120 during the twelve months ended December 31, 2023, and 2022, respectively.
On December 31, 2023, the fair value of the Company’s common stock was approximately $2.01 per share and the intrinsic value on the non-vested restricted stock was $0. Future compensation expense related to issued, but non-vested, restricted stock awards as of December 31, 2023, is $0.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the twelve months ended December 31, 2023, the Company issued a total of 491,482 restricted stock units initially valued at $1,218,922 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance.
During the twelve months ended December 31, 2023, the Company issued a total of 378,709 restricted stock units initially valued at $851,475 to executives as additional incentive compensation. The restricted stock units vest between 12 and 48 months from issuance.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The following table contains summarized information about restricted stock units during the years ended December 31, 2022 and December 31, 2023:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	93,994	$3.83	1.2
Granted	344,108	3.87
Vested	(63,269)	3.52
Forfeited	(45,763)	4.87
Nonvested at December 31, 2022	329,070	$3.79	2.5
Granted	870,191	2.38
Vested	(163,085)	3.55
Forfeited	(73,327)	3.18
Nonvested at December 31, 2023	962,849	$2.60	2.5
Expense recognized on restricted stock units issued to employees was $716,213 and $328,002 during the twelve months ended December 31, 2023, and 2022, respectively. On December 31, 2023, the fair value of the Company’s common stock was approximately $2.01 per share and the intrinsic value on the non-vested restricted units was $1,935,326. Future compensation related to the non-vested restricted stock units as of December 31, 2023, is $2,214,306 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.5 years.
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
A summary of option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2022, and December 31, 2023, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2021	448,204	$11.13	6.4
Granted	32	4.60
Exercised	(17,772)	1.01
Expired	(9,349)	21.49
Forfeited	(5,553)	13.12
Outstanding at December 31, 2022	415,562	$11.31	5.3
Granted	—	—
Exercised	(586)	0.96
Expired	(71,013)	19.99
Forfeited	(362)	7.75
Outstanding at December 31, 2023	343,601	$9.53	5.22

Exercisable at December 31, 2023	317,228	$9.61	5.0

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the twelve months ended December 31, 2023, 586 options were exercised for gross proceeds of $563. The intrinsic value of the exercised options was $838. During the twelve months ended December 31, 2022, 17,772 options were exercised for gross proceeds of $18,027. The intrinsic value of the exercised options was $48,860. The fair value of the Company's common stock on December 31, 2023, was approximately $2.01 per share, and the intrinsic value on outstanding options as of December 31, 2023, was $51,992. The intrinsic value of the exercisable options as of December 31, 2023, was $51,853
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2022, and December 31, 2023, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2021	163,951	$4.88	2.3
Granted	32	4.60
Vested	(76,699)	11.36
Forfeited	(14,810)	18.36
Nonvested at December 31, 2022	72,474	$5.80	1.7
Granted	—	—
Vested	(31,474)	9.53
Forfeited	(14,627)	19.99
Nonvested at December 31, 2023	26,373	$8.83	1.11
There were outstanding options to purchase 343,601 shares with a weighted average exercise price of $9.53 per share, of which options to purchase 317,228 shares were exercisable with a weighted average exercise price of $9.61 per share as of December 31, 2023.
Expense recognized on stock options issued to employees during the twelve months ended December 31, 2023, and 2022 was $225,464 and $267,672, respectively. Future compensation related to non-vested awards as of December 31, 2023, is $183,415, and it is estimated to be recognized over the weighted-average vesting period of approximately 1.11 years.
The following table shows the number of stock options granted under the 2011 Equity Incentive Plan and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the twelve months ended December 31, 2022, no stock options were granted in 2023:

Twelve Months Ended	Total Options Granted	Weighted Average Exercise Price	Weighted Average Expected Term	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Expected Dividends	Weighted Average Grant Date Fair Value	Weighted average expected forfeiture rate
December 31, 2022	32	$4.60	5.0 years	—%	3.33%	—	$4.60	37.00%

Inducement Plan
On November 30, 2023, the IZEA Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA in connection with acquisition transactions, including the Hoozu acquisition. Under the Inducement Plan, IZEA may grant restricted stock units (“RSUs”), including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of IZEA common stock to new employees of IZEA or its subsidiaries. Pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, the Inducement Plan was adopted without stockholder approval. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors of IZEA (or following such individuals’ bona fide period of non-employment with IZEA), as an inducement material to the individuals’ entry into employment with IZEA or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

On December 1, 2023, the IZEA Board approved the grant of inducement awards under the Inducement Plan to five employees of Hoozu consisting of an aggregate of 328,354 performance-based RSUs as inducement awards material to such employees’ entering into employment with IZEA, pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The RSU grants, which vest in annual increments over a three-year performance period based upon the achievement of certain revenue and profitability metrics, represent the maximum number of shares that can be earned under the awards. Vesting is also subject to the receipt’s continued service through each annual vesting date. Unearned RSUs will be forfeited if the minimum revenue in each period is not achieved. Each award is subject to the terms and conditions of the Inducement Plan and the terms and conditions of the applicable RSU award agreement covering the grant.
Separately, on December 1, 2023, the IZEA Board approved the grant of an inducement award under the Inducement Plan in connection with the asset purchase of another company consisting of 10,000 time-based RSUs as an inducement award material to such employee’s entering into employment with IZEA.
As of December 31, 2023, an aggregate of 338,354 performance-based and time-based restricted stock unit awards have been granted in conjunction with our acquisitions, none of which have vested.
Employee Stock Purchase Plan
The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 125,000 shares of the Company’s common stock to employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six-month periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2028, unless otherwise terminated by the Board.
During the twelve months ended December 31, 2023 and 2022, employees paid $17,322 to purchase 9,790 shares of common stock and $14,516 to purchase 24,428 shares of common stock, respectively. The stock compensation expense on ESPP Options was $8,716 and $8,978 for the twelve months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had 80,978 remaining shares of common stock available for future issuances under the ESPP.
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the twelve months ended December 31, 2023, and 2022 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Cost of revenue	$89,457	$40,895
Sales and marketing	145,744	64,010
General and administrative	715,568	505,867
Total stock-based compensation	$950,769	$610,772

NOTE 11.    LOSS PER COMMON SHARE

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Net loss	$(7,349,360)	$(4,469,498)
Weighted average shares outstanding - basic and diluted	16,368,216	15,549,845
Basic and diluted loss per common share	$(0.45)	$(0.29)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Stock options	309,297	434,104
Restricted stock units	571,504	203,272
Restricted stock	12	12,478
Total excluded shares	880,813	649,854

NOTE 12.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Managed Services Revenue	$35,740,685	$39,456,986

Marketplace Spend Fees	44,985	205,809
License Fees	404,625	1,301,198
Other Fees	24,303	131,944
SaaS Services Revenue	473,913	1,638,951

Total Revenue	$36,214,598	$41,095,937

Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $33.4 million for the twelve months ended December 31, 2023, is recognized over time. Content revenue, which totaled $2.3 million during the twelve months ended December 31, 2023, is recognized at a point in time.

The following table provides the Company’s revenues as determined by customer geographic region:

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Revenue from North America	$33,427,045	$39,826,503
Revenue from APAC	2,475,293	628,671
Revenue from Other	312,260	640,763
Total	$36,214,598	$41,095,937

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	December 31, 2023	December 31, 2022
Accounts receivable, net	$5,012,373	$5,664,727
Contract liabilities (unearned revenue)	8,891,205	11,247,746
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2022 was $11.2 million. Of that balance, $9.7 million was recognized as revenue during 2023. The majority of the carryover from the prior year is related to one large prepaid customer account and a few smaller accounts that needed to be pushed out. The contract liability balance as of December 31, 2023 was $8.9 million. The Company expects to recognize the associated revenue in 2024. The accounts receivable balance as of December 31, 2022 was $5.7 million. $0.1 million of the outstanding receivables balance from the prior year is still outstanding as of December 31, 2023. The carryforward receivables balance is fully reserved as of December 31, 2023.
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
Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at December 31, 2023, and December 31, 2022, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on December 31, 2023, within the next year.

NOTE 13.     INCOME TAXES

    The components of the Company’s net deferred income taxes are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forwards	$26,467,531	$24,821,633
Accrued expenses	196,209	368,384
Stock option and warrant expenses	371,921	618,478
Accounts receivable	49,140	38,454
Other	46,214	179,747
Total deferred tax assets	27,131,015	26,026,696
Valuation allowance	(27,105,825)	(25,919,144)
Net deferred tax assets	25,190	107,552

Deferred tax liabilities:
Fixed and tangible assets	(10,706)	(107,552)
Intangible assets	(409,130)	—
Total deferred tax liabilities	(419,836)	(107,552)

Total deferred tax assets (liabilities)	$(394,646)	$—

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company continually evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.
As of December 31, 2023, based on the Company’s history of earnings and its assessment of future earnings, management believes that it is not likely that future taxable income will be sufficient to realize the deferred tax assets. Therefore, a valuation allowance has been applied against the deferred tax assets. The change in the valuation allowance for the twelve months ended December 31, 2023, was an increase of $1.2 million resulting primarily from net operating losses generated during the period. The change in the valuation allowance for the twelve months ended December 31, 2022, was an increase of $1.2 million, resulting primarily from net operating losses generated during the period. The Company has deemed any foreign earnings will be indefinitely reinvested.
Income tax benefit for the year ended December 31, 2023 and 2022 is as follows:

Twelve Months Ended
	December 31, 2023	December 31, 2022
Current Expense (Benefit)
Federal	$—	$—
State	—	—
Foreign	—	—
Total	$—	$—

Deferred Expense (Benefit)
Federal	$—	$—
State	—	—
Foreign	(6,104)	—
Total	$(6,104)	$—

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Federal income tax at statutory rates	(21.0)%	(21.0)%
Change in deferred tax asset valuation allowance	17.8%	23.2%
Deferred state taxes	(3.0)%	(3.3)%
Provision to return	(0.7)%	0.9%
Stock compensation	5.7%	(0.9)%
Non-deductible expenses:
Parking, meals & entertainment	0.1%	—%
ISO & Restricted stock compensation	0.2%	0.9%
Change in state deferred rate	0.5%	1.1%
Other	0.5%	(0.9)%
Income taxes at effective rates	0.1%	—%
The Company has incurred net losses for tax purposes every year since its inception. As of December 31, 2023, the Company had approximately $99.6 million in net operating loss carryforwards for U.S. federal income tax purposes, $100.7 million in net operating loss carryforwards for state income tax purposes, and $1.5 million in net operating loss carryforwards for foreign tax purposes. Federal net operating loss carryforwards in the amount of $72.4 million have a finite carryforward

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

period and will begin expiring in 2026. Approximately $27.2 million of federal net operating loss carryforwards have an indefinite life. Federal net operating loss carryforwards generated after tax year 2017 are subject to an 80% limitation on taxable income, do not expire, and will carryforward indefinitely. State net operating loss carryforwards begin expiring in 2026. Foreign net operating losses begin expiring in 2038.
The utilization of the Company’s net operating losses are subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2020 to the present in the U.S. and from 2020 to present in the Company's foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.
As required by the uncertain tax position guidance in ASC No. 740, Income Tax the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC No. 740, Accounting for Income to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

NOTE 14.     SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through April 1, 2024 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2023, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessments, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Pursuant to the rules of the SEC, management's annual report on internal control over financial reporting is not subject to attestation by our independent registered public accounting firm and we are not required to provide an attestation report. Accordingly, Grant Thornton, LLP has not issued an attestation report on our internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
During the twelve months ended December 31, 2023 and 2022, the Company engaged an independent third-party technical accounting expert to assist management with the review and evaluation of our processes and pertinent controls. We also implemented additional controls over liability and cost recognition procedures in our Managed Services. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the twelve months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

    The names and ages of the Company’s executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Edward H. (Ted) Murphy	47	Founder, Chairman of the Board, and Chief Executive Officer
Ryan S. Schram	43	President, Chief Operating Officer, and Director
Peter J. Biere	67	Chief Financial Officer
Brian W. Brady	65	Director, Nominating Committee Chair
John H. Caron	66	Director
Lindsay A. Gardner	63	Director
Daniel R. Rua	54	Director, Compensation Committee Chair
Patrick J. Venetucci	55	Director, Audit Committee Chair
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
Lindsay A. Gardner, Director, joined the Company’s Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Mr. Gardner is Director and Interim CEO of Soofa, an outdoor advertising and smart city communication platform, operating its innovative solar-powered digital kiosks in 17 states. Until August 2020, Mr. Gardner served as Senior Vice President and Chief Content Officer of T-Mobile, the nation’s third-largest wireless company, where he spearheaded the company’s entry into video. Previously, he was the Chief Content Officer of Layer3TV, the first new cable operator to launch in the U.S. in a decade. Mr. Gardner joined Layer3TV in January 2015 and led its commercial launch and subsequent sale to T-Mobile. Prior to that, Mr. Gardner was a Senior Advisor to Oaktree Capital Management, a Los Angeles- based private equity firm with $100 billion under management where, beginning in May 2010, he focused on global buyout opportunities in the media sector. From 1999 until mid-2007, Mr. Gardner was Fox Networks’ President, Distribution. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board due to his significant experience in the media, technology, and entertainment industries, as both an executive and a private equity investor.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of its outstanding common stock to file initial reports of ownership with respect to the Company’s equity securities and reports of changes in such ownership with the SEC. SEC regulations require such persons to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of the copies of the reports that it received and written representations that no other reports were required, the Company identified at least one report for each of the executive officers that was filed late due to administrative error. Each of the delinquent reports were for the issuance or vesting of restricted stock units per each officer’s compensation agreement. Ryan Schram’s (i) Form 4 in respect of an award of RSUs on January 1, 2023 was filed on May 5, 2023 and (ii) Form 4 in respect of the vesting of 11 RSU awards on February 28, 2023 and a related withholding of shares by the Company in respect of tax obligation was filed on March 3, 2023. Edward Murphy’s Form 4 in respect of the vesting of 10 RSU awards on February 28, 2023 and a related withholding of shares by the Company in respect of tax obligations was filed on March 3, 2023. Peter Biere’s Form 4 in respect of the vesting of four RSU awards on February 28, 2023 and a related withholding of shares by the Company in respect of tax obligations was filed on March 3, 2023.
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2023, the members of the Company’s Compensation Committee were Brian W. Brady, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci with Mr. Rua serving as the Chairman of the Compensation Committee. None of the directors who served on the Compensation Committee in 2023 served as one of the Company’s employees in 2023 or has ever served as one of its officers. During 2023, none of the Company’s executive officers served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on its Board of Directors or Compensation Committee.
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
The Audit Committee is comprised of three non-employee directors: John H. Caron, Daniel R. Rua, and Patrick J. Venetucci. Mr. Venetucci serves as the audit committee chairperson and is designated as the “audit committee financial expert” based on his experience as an executive officer of multiple international companies, service on a compensation committee, and graduate degree in finance. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. The Audit Committee met six times during the year ended December 31, 2023.
Compensation Committee. The Compensation Committee is responsible for reviewing and approving the Company’s compensation policies, including executive officers. The Compensation Committee also reviews and administers the Company’s equity incentive compensation plans and recommends and approves grants of stock options or other awards under that plan.
    The Compensation Committee is comprised of three non-employee directors, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci. The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. Mr. Rua serves as the chairman of the Compensation Committee. The Compensation Committee met ten times telephonically during the year ended December 31, 2023, in addition to performing multiple actions through written consents.
Nominations and Corporate Governance Committee. The purpose of the Nominations and Corporate Governance Committee is to select or recommend for the Company’s Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of its Board. The Nominations and Corporate Governance Committee’s duties also include considering the adequacy of the Company’s corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of all of the Board’s non-employee directors: Brian W. Brady, John H. Caron, Lindsay A. Gardner, Daniel R. Rua, and Patrick J. Venetucci. Mr. Brady serves as the chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee met one time during the year ended December 31, 2023.
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

ITEM 11 - EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as the Company’s principal executive officer (“PEO”) during the year ended December 31, 2023; (ii) the two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2023; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that such individuals were not serving as executive officers as of December 31, 2023 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Comp (3)	Total
Edward H. (Ted) Murphy(4)	2023	$352,112	$557,165	$—	$56,011	$2,064	$967,352
Chief Executive Officer	2022	316,461	305,493	—	92,147	814	714,915
Ryan S. Schram (5)	2023	337,573	137,185	—	242,053	1,260	718,071
President, Chief Operating Officer	2022	305,769	46,151	—	312,876	371	665,167
Peter J. Biere(6)	2023	317,308	157,125	—	55,081	—	529,514
Chief Financial Officer	2022	248,558	78,597	—	39,135	—	366,290

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
(2)     Cash bonus amounts paid in 2023 and 2022 consisted of incentive compensation payable pursuant to each individual’s employment agreement and are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(3)     Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.
(4)    For the year ended December 31, 2022, Mr. Murphy was awarded cash bonuses totaling $92,147 and restricted stock units valued at $305,493 pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. For the year ended December 31, 2023, Mr. Murphy was awarded cash bonuses totaling $56,011 and restricted stock units valued at $557,165 pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Murphy's total compensation plan.
(5)    For the year ended December 31, 2022, Mr. Schram was awarded cash bonuses totaling $312,876 and restricted stock units valued at $46,151 pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. For the year ended December 31, 2023, Mr. Schram was awarded cash bonuses totaling $242,053 and restricted stock units valued at $137,185 pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Schram's total compensation plan.

(6)    For the year ended December 31, 2022, Mr. Biere was awarded cash bonuses totaling $39,135 and restricted stock units valued at $78,597 pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. For the year ended December 31, 2023, Mr. Biere was awarded cash bonuses totaling $55,081 and restricted stock units valued at $157,125 pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Biere's total compensation plan.
Outstanding Equity Awards at Fiscal Year End
    Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2023 pursuant to the Company’s equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price (1)	Option Expiration Date
Edward H. (Ted) Murphy	10,000	—	$20.80	12/26/2024
Chief Executive Officer	1,825	—	$31.20	4/1/2025
	777	—	$33.60	7/1/2025
	827	—	$32.00	10/1/2025
	9,347	—	$31.36	11/30/2025
	2,075	—	$27.64	3/30/2026
	1,385	—	$23.00	5/16/2026
	2,015	—	$28.88	8/16/2026
	1,575	—	$18.88	11/17/2026
	10,000	—	$19.00	11/30/2026
	3,563	—	$16.80	3/31/2027
	2,972	—	$11.00	5/12/2027
	7,029	—	$7.80	8/14/2027
	10,000	—	$18.60	11/30/2027
	1,905	—	$5.36	6/5/2028
	3,445	—	$4.40	8/16/2028
	2,151	—	$5.84	11/16/2028
	10,000	—	$5.32	11/30/2028
	50,000	—	$4.24	4/23/2029
	2,348	—	$2.60	5/14/2029
	3,385	—	$1.68	8/14/2029
	50,000	—	$1.24	8/27/2029
	5,729	—	$0.69	4/1/2030
	40,906	5,844	$5.04	8/27/2030
	4,706	277	$15.40	4/1/2031
	3,038	276	$11.84	5/18/2031
	4,306	861	$7.56	8/17/2031
	15,849	9,522	$9.12	8/27/2031
	2,485	828	$9.64	11/16/2031

Ryan S. Schram	1,667	—	$22.40	1/2/2025
President, Chief Operating Officer	305	—	$31.20	4/1/2025
	128	—	$33.60	7/1/2025
	140	—	$32.00	10/1/2025
	1,589	—	$30.40	1/1/2026
	346	—	$27.64	3/30/2026
	231	—	$23.00	5/16/2026
	336	—	$28.88	8/16/2026
	263	—	$18.88	11/17/2026
	1,667	—	$18.04	1/1/2027
	594	—	$16.80	3/31/2027
	603	—	$11.00	5/12/2027
	1,064	—	$7.80	8/14/2027

	1,667	—	$18.08	1/1/2028
	701	—	$5.36	6/5/2028
	811	—	$4.40	8/16/2028
	156	—	$5.84	11/16/2028
	1,667	—	$3.92	1/1/2029
	1,628	—	$2.60	5/14/2029
	2,393	—	$1.68	8/14/2029
	1,667	—	$0.95	1/1/2030
	1,597	70	$0.69	3/31/2030
	3,107	932	$7.28	1/1/2031
	582	252	$15.40	4/1/2031
	553	—	$11.84	5/18/2031
	861	—	$7.56	8/17/2031
	552	—	$9.64	11/16/2031

Peter J. Biere	3,542	1,458	$15.40	4/1/2031
Chief Financial Officer	1,033	207	$7.56	8/17/2031
	596	199	$9.64	11/16/2031

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
Listed below is information with respect to unvested shares of restricted stock units held by each Named Executive Officer as of December 31, 2023, pursuant to the Company’s equity incentive plans:

		Stock Awards
Name		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Edward H. (Ted) Murphy	(2)	4,111	$8,263
Chief Executive Officer	(2)	1,632	$3,280
	(2)	3,748	$7,533
	(2)	32,286	$64,895
	(2)	4,377	$8,798
	(3)	8,782	$17,652
	(3)	3,912	$7,863
	(3)	8,591	$17,268
	(3)	76,567	$153,900
	(3)	66,648	$133,962
	(3)	67,882	$136,443

Ryan S. Schram	(4)	489	$983
Chief Operating Officer	(4)	72	$145
	(4)	105	$211
	(4)	240	$482
	(5)	2,337	$4,697
	(6)	8,640	$17,366
	(7)	489	$983
	(7)	280	$563
	(7)	970	$1,950
	(7)	22,727	$45,681
	(7)	23,148	$46,527
	(7)	519	$1,043

Peter J. Biere	(8)	267	$537
Chief Financial Officer	(8)	227	$456
	(9)	2,211	$4,444
	(10)	1,505	$3,025
	(10)	921	$1,851
	(10)	1,886	$3,791
	(10)	2,191	$4,404
	(11)	9,602	$19,300
	(12)	4,213	$8,468
	(12)	26,909	$54,087
	(12)	27,407	$55,088

(1)The estimated value is based on the unvested RSUs [or shares of restricted stock] multiplied by the closing price of the Company’s common stock on December 29, 2023, which was $2.01.
(2)On April 1, 2022, May 19, 2022, August 16, 2022, and November 18, 2022, the Company issued 9,851, 3,667, 6,740, and 6,847 restricted stock units, respectively, for Mr. Murphy’s 2022 quarterly stock bonus awards pursuant to his employment agreement. The stock was initially valued at $65,017, $15,695, $27,230, and $18,213. On August 27, 2022, the Company issued 50,000 restricted stock units initially valued at $179,500 for Mr. Murphy’s 2022 annual stock bonus.
(3)On May 26, 2023, August 18, 2023, September 1, 2023, and October 31, 2023, the Company issued 5,024, 9,978, 66,648, and 67,882 restricted stock units, respectively, for Mr. Murphy’s 2023 quarterly stock bonus awards pursuant to his employment agreement. The stock was initially valued at $14,668, $20,654, $146,626, and $146,625. On April 14, 2023, the Company issued 11,707 restricted stock units initially valued at $28,592 for Mr. Murphy’s KPI Stock Bonus. On August 27, 2023, the company issued 85,470 restricted stock units initially valued at $200,000 for Mr. Murphy’s 2023 annual stock bonus. As of December 31, 2023, Mr. Murphy has 278,536 restricted stock units that are unvested with a total market value of $559,857 based on the closing stock price of $2.01 on December 31, 2023.
(4)All restricted stock units convert to an equal number of common stock shares upon vesting. On January 3, 2020, April 3, 2020, May 31, 2020, August 31, 2020, and November 30, 2020, the Company issued 21,249, 7,818, 837, 663, and 1,119 restricted stock units for Mr. Schram’s 2020 quarterly stock bonus award and annual stock bonus award pursuant to his employment agreement. The stock was initially valued at $23,739, $4,838, $2,041, $3,085, and $4,088 and vests in equal monthly installments over 48 months.
(5)On January 1, 2022, the Company issued 4,665 restricted stock units for Mr. Schram’s 2021 annual stock bonus award pursuant to his employment agreement. The stock was initially valued at $25,000 and vests in equal monthly installments over 48 months.
(6)On January 1, 2023, the Company issued 11,511 restricted stock units for Mr. Schram’s 2022 annual stock bonus award pursuant to his employment agreement. The stock was initially valued at $25,000 and vests in equal monthly installments over 48 months.
(7)On May 26, 2023, August 18, 2023, September 1, 2023, and October 31, 2023, the Company issued 838, 1,663, 22,727, and 23,148 restricted stock units initially valued at $2,445, $3,441, $50,000, and $50,000, respectively, for Mr. Schram’s 2023 quarterly stock bonus awards pursuant to his employment agreement. On April 14, 2023 and November 24, 2023 the Company issued 1,952 and 623 restricted stock units initially valued at $4,766 and $1,532 for Mr. Schram’s KPI Stock Bonus. As of December 31, 2023, 60,016 restricted stock units are unvested with a total market value of $120,632 based on the closing stock price of $2.01 on December 31, 2023.
(8)All restricted stock units convert to an equal number of common stock shares upon vesting. On August 17, 2021 and November 16, 2021, the Company issued 1,072 and 689 restricted stock units for Mr. Biere’s quarterly stock bonus awards pursuant to his employment agreement. The stock was initially valued at $8,101 and $6,635 and vests in equal monthly installments over 36 months.
(9)On April 1, 2022, the Company issued 3,788 restricted stock units for Mr. Biere’s annual stock award pursuant to his employment agreement. The stock was initially valued at $25,000 and has cliff vesting of 25% at one year and then quarterly over 36 months.
(10)On April 1, 2022, May 19, 2022, August 16, 2022, and November 18, 2022 the Company issued 3,619, 1,845, 3,236, and 3,287 restricted stock units, respectively, for Mr. Biere’s 2022 quarterly stock bonus award pursuant to his employment agreement. The stock was initially valued at $23,885, $7,894, $13,072, and $8,745 and vest quarterly over 36 months.
(11)On April 1, 2023, the Company issued 9,602 restricted stock units for Mr. Biere’s annual stock award pursuant to his employment agreement. The stock was initially valued at $25,000 and has cliff vesting of 25% at one year and then quarterly over 36 months.
(12)On April 14, 2023, September 1, 2023 and October 31, 2023 the Company issued 5,620, 26,909, and 27,407 restricted stock units, respectively, for Mr. Biere’s 2023 quarterly stock bonus award pursuant to his employment agreement. The stock was initially valued at $13,728, $59,200 and $59,198. As of December 31, 2023, 77,339 restricted stock units are unvested with a total market value of $155,451 based on the closing stock price of $2.01 on December 31, 2023.
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

Effective September 1, 2023, the Company entered into an agreement to replace Mr. Murphy’s prior employment agreement, providing an annual base salary of $425,000 for an initial term of 3 years. The agreement provides for an annual bonus at the sole discretion of the Board or Compensation Committee, up to seventy-five percent (75%) of the Executive’s base salary in cash to be paid out in five (5) installments. The agreement additionally provides that, subject to the discretion of the Board or the Compensation Committee, Mr. Murphy will be eligible for a long-term incentive award with a fair value of $586,500 which will be in the form of four restricted stock unit awards which will vest over three years following the grant date, one-third (1/3) upon 12 months of the grant date and quarterly thereafter.
Mr. Murphy’s employment agreement is subject to early termination (i) by the Company or Mr. Murphy for any reason upon written notice, (ii) by the Company for cause (as such term is defined in the employment agreement), (iii) by Mr. Murphy for good reason (as such term is defined in the employment agreement), and (iv) in the case of death or disability. If terminated, for any reason other than death, disability or cause, Mr. Murphy will be entitled to a severance of six months of his current salary and twelve months of COBRA payments. In the case of termination due to disability, Mr. Murphy will be entitled to a severance of his current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the employment agreement) and Mr. Murphy’s employment terminates within six months following the change of control for reasons other than for cause, then Mr. Murphy will be entitled to such amount equal to twelve months of his then-current base salary and twelve months of COBRA payments. The employment agreement also provides for Mr. Murphy’s eligibility to receive benefits substantially similar to those of the Company’s other executives.
Ryan S. Schram. Effective January 1, 2021, the Company entered into an amended and restated employment agreement with Mr. Schram to serve as its President and Chief Operating Officer through January 4, 2024. The agreement auto-renews for successive one-year periods if no termination notice is provided. Per the agreement, Mr. Schram received an annual base salary of $300,000 with an annual increase of no less than 2% on January 1st of each year beginning in 2022. Additionally, on January 1st each year, Mr. Schram received annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock could not exceed 100,000 shares. In the event the fair market value of the stock option grant was less than $25,000 as limited by the share cap, Mr. Schram would be entitled to receive either 100% of the difference in fair market value in cash or 100% of the difference in fair market value in restricted stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Mr. Schram would also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators (KPIs) set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on the Company’s gross revenue. The 100,000 share cap and payout rules also separately apply to the annual KPI-based stock award, except that Mr. Schram would be entitled to 50% of the difference in fair market value in cash. If Mr. Schram was terminated for any reason other than death, disability, or cause, or if he resigned for good reason (as those terms are defined in his employment agreement), Mr. Schram would be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram failed to retain his responsibilities, would be deemed to constitute good reason under his employment agreement.
Effective January 1, 2022, the Company entered into an amendment to Mr. Schram’s employment agreement that modifies the type of stock awards to be granted pursuant to Section 3 of his employment agreement. In lieu of stock options, the executive shall be granted restricted stock units (as defined in the Company’s 2011 Equity Incentive Plan).
Effective September 1, 2023, the Company entered into an agreement to replace Mr. Schram’s prior employment agreement, providing an annual base salary of $400,000 for an initial term of 3 years. The agreement provides for an annual executive bonus targeted at fifty percent (50%) of Mr. Schram's base salary in cash to be paid quarterly and annually pursuant to the terms of the agreement. Such quarterly and annual bonuses will be based on the achievement of specified annual performance goals. The agreement additionally provides that, subject to the discretion of the Board or the Compensation Committee, Mr. Schram will be eligible for a long-term incentive award in 2023 of $200,000 which will be in the form of four restricted stock unit awards which will vest over three years following the grant date, one-third (1/3) upon 12 months of the grant date and quarterly thereafter.
Peter J. Biere. On April 1, 2021, the Company entered into an employment agreement with Mr. Biere to serve as its Chief Financial Officer through March 31, 2022. Pursuant to the employment agreement, Mr. Biere receives an annual base salary of $250,000 and received a relocation reimbursement of up to $25,000. The employment agreement provides for a one-time issuance of 20,000 stock options and an annual issuance of stock options valued at $25,000, with 25% vesting one year from issuance and the remaining 75% vesting in equal monthly installments thereafter over three years. Additionally, Mr. Biere is eligible to receive bonuses up to $120,000 annually (or higher as determined by the Board), to be paid in a combination of cash, stock options, and restricted stock units on a quarterly basis, based on the achievement of certain key performance indicators set at the beginning of each year. Each grant of bonus stock options or restricted stock units shall vest over three years in equal monthly installments.

Following the initial term, the Employment Agreement will automatically renew for successive one-year terms unless the Company or Mr. Biere provides written notice of non-renewal at least 60 days prior to the end of the current term. The Employment Agreement is subject to early termination (i) by the Company or Mr. Biere for any reason upon written notice, (ii) by the Company for cause (as such term is defined in the Employment Agreement), (iii) by Mr. Biere for good reason (as such term is defined in the Employment Agreement), and (iv) in the case of Mr. Biere’s death or disability. If the Employment Agreement is terminated for any reason other than by the Company for cause or by Mr. Biere without good reason, Mr. Biere will be entitled to payment of expenses, accrued and unused vacation time, and severance of six months of his then-current salary. In the case of termination due to disability, Mr. Biere will be entitled to severance of his then-current salary until such time (but no more than 120 days after such disability) that disability insurance plan payments commence. If there is a change of control (as defined in the Employment Agreement) and Mr. Biere’s employment terminates within six months following the change of control for reasons other than for cause or without good reason, then Mr. Biere will be entitled to severance of six months of his then-current salary and six months of his COBRA payments. Additionally, upon a change of control (as such term is defined in the Employment Agreement), Mr. Biere’s unvested equity awards will be subject to acceleration pursuant to the terms of the Employment Agreement.
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
Effective September 1, 2023, the Company entered into an agreement to replace Mr. Biere’s prior employment agreement, providing an annual base salary of $320,000 for an initial term of 3 years. The agreement provides for an annual bonus at the sole discretion of the Board or Compensation Committee, which shall be equal to up to sixty percent (60%) of the Executive's base salary to be paid out in five (5) installments pursuant to the terms of the CFO Employment Agreement. Such annual bonuses will be based on the achievement of specified annual performance goals. The agreement additionally provides that, subject to the discretion of the Board or the Compensation Committee, Mr. Biere will be eligible for a long-term incentive award of $236,800 which will be in the form of four restricted stock unit awards which will each vest over three years following the grant date, one-third (1/3) upon 12 months of the grant date and quarterly thereafter.
Equity Incentive Plans
In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc., which was amended and restated in 2020 (the “2011 Plan”). The 2011 Plan allows the Company to award restricted stock, restricted stock units, and stock options, covering up to 1,875,000 shares of common stock as incentive compensation for its employees and consultants. On October 17, 2023 stockholders voted to amend and restate the 2011 Plan to increase the number of shares of common stock authorized for issuance by 1,800,000 shares. As of December 31, 2023, an aggregate of 910,950 shares of common stock had been issued in respect of exercised and vested awards under the 2011 Plan.
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
The Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 125,000 shares of its common stock. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six-month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until December 18, 2028, unless otherwise terminated by the Company’s Board. As of December 31, 2023, 44,022 shares have been issued under the ESPP.
On November 30, 2023, the Board adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”)
to accommodate equity grants to new employees hired in connection with acquisition transactions, including the Hoozu acquisition. Under the Inducement Plan, the Company may grant RSUs, including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of the Company’s common stock to new employees. Pursuant to Rule
5635(c)(4) of the Listing Rules, the Inducement Plan was adopted without stockholder approval. In accordance with Rule
5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules.

On December 1, 2023, the Board approved the grant of inducement awards under the Inducement Plan to five employees of Hoozu consisting of an aggregate of 328,354 performance-based RSUs as inducement awards material to such employees’ entering into employment with the Company, pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The RSU
grants, which vest in annual increments over a three-year performance period based upon the achievement of certain revenue and profitability metrics, represent the maximum number of shares that can be earned under the awards. Vesting is also subject to the recipient’s continued service through each annual vesting date. Unearned RSUs will be forfeited if the minimum revenue in each period is not achieved. Each award is subject to the terms and conditions of the Inducement Plan and the terms and conditions of the applicable RSU award agreement covering the grant.
Director Compensation
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
The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director for the Company during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Brian W. Brady (1)	$40,500	$60,000	$—	$100,500
John H. Caron (2)	$43,500	$60,000	$—	$103,500
Lindsay A. Gardner (3)	$42,500	$60,000	$—	$102,500
Daniel R. Rua (4)	$53,500	$60,000	$—	$113,500
Patrick J. Venetucci (5)	$57,500	$60,000	$—	$117,500
(1)In 2023, Mr. Brady received 26,304 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date from January through December 2023. Mr. Brady also received cash compensation of $40,500 in accordance with the Company’s non-employee director compensation program.
(2)In 2023, Mr. Caron received 26,304 shares of restricted stock with a grant date fair value of $60,000 upon issuance. The shares vested immediately at each quarterly grant date from January through December 2023. Mr. Caron also received cash compensation of $43,500 in accordance with the Company’s non-employee director compensation program.
(3)In 2023, Mr. Gardner received 26,304 shares of restricted stock with a grant date fair value of $60,000 upon issuance. The shares vested immediately at each quarterly grant date from January through December 2023. Mr. Gardner also received cash compensation of $42,500 in accordance with the Company’s non-employee director compensation program.

(4)In 2023, Mr. Rua received 26,304 shares of restricted stock with a grant date fair value of $60,000 upon issuance. The shares vested immediately at each quarterly grant date from January through December 2023. Mr. Rua also received cash compensation of $53,500 in accordance with the Company’s non-employee director compensation program.
(5)In 2023, Mr. Venetucci received 26,304 shares of restricted stock with a grant date fair value of $60,000 upon issuance. The shares vested immediately at each quarterly grant date from January through December 2023. Mr. Rua also received cash compensation of $57,500 in accordance with the Company’s non-employee director compensation program.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table presents information concerning the beneficial ownership of the Company’s common stock as of March 25, 2024 by:
•each person or group of affiliated persons, known to the Company to beneficially own more than 5% of the Company’s outstanding common stock (“5% holders”);
•each of the Company’s directors and named executive officers; and,
•all of the Company’s directors and executive officers as a group.
The number of shares of the Company’s common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 25, 2024, or by May 24, 2024, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group.
Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, and the address of each person named in the following table is c/o IZEA Worldwide, Inc., 1317 Edgewater Dr. #1880 Orlando, FL 32804.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Edward H. (Ted) Murphy (2)	513,800	3.1%
Ryan S. Schram (3)	82,543	*
Peter J. Biere (4)	16,012	*
Brian W. Brady (5)	414,647	2.5%
John H. Caron (6)	66,922	*
Lindsay A. Gardner (7)	77,930	*
Daniel R. Rua (8)	50,683	*
Patrick J. Venetucci (9)	57,384	*
All executive officers and directors as a group (8 persons)(10)	1,279,921
5% Stockholders:
GP Cash Management, Ltd. (11)	939,929	5.7%
_______________
* Less than 1 percent.
(1)The applicable percentage of ownership for each holder is based on 16,264,416 shares outstanding as of March 25, 2024.
(2)Includes 239,554 outstanding shares of common stock, exercisable stock options to purchase 265,612 shares of common stock, and 8,634 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(3)Includes 53,899 outstanding shares of common stock, exercisable stock options to purchase 27,012 shares of common stock, and 1,632 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(4)Includes 7,197 outstanding shares of common stock, exercisable stock options to purchase 5,332 shares of common stock and 3,483 restricted stock units expected to vest within the 60 days under the 2011 Plan.

(5)Includes 412,176 outstanding shares of common stock and stock options exercisable for 2,471 shares of common stock under the 2011 Plan.
(6)Includes 66,297 outstanding shares of common stock, stock options exercisable for 625 shares of common stock under the 2011 Plan.
(7)Includes 77,641 outstanding shares of common stock and stock options exercisable for 289 shares of common stock under the 2011 Plan.
(8)Includes 48,441 outstanding shares of common stock and stock options exercisable for 2,242 shares of common stock under the 2011 Plan.
(9)Includes 56,134 outstanding shares of common stock and stock options exercisable for 1,250 shares of common stock under the 2011 Plan.
(10)For all executive officers and directors as a group, this amount includes outstanding shares of common stock, exercisable stock options to purchase 304,833 shares of common stock, and 13,749 restricted stock units expected to vest within 60 days of March 25, 2024, under the 2011 Plan.
(11)Based on the Schedule 13G, jointly filed by GP Cash Management, Ltd. (“GP Cash Management”) and GP Investments, Ltd. (“GP Investments”) with the SEC on March 1, 2024. According to the Schedule 13G, the reporting persons had shared voting power and shared dispositive power with respect to 939,929 shares and did not have sole voting power or dispositive power as to any shares. According to the Schedule 13G, GP Investments is the sole shareholder of GP Cash Management. Fersen Lambranho and Antonio Bonchristiano share voting control over the controlling shareholder of GP Investments. GP Cash Management directly owns 939,929 shares of Common Stock. The address of the principal business office of GP Cash Management is Lyford Manor, Western Road, Lyford Cay, Nassau, N.P., The Bahamas, PO BOX CB-13007. The address of the principal business office of GP Investments is 16 Burnaby Street, Hamilton, HM 11, Bermuda.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	1,306,450	(2)	$9.53	(3)	1,676,845	(4)
Equity compensation plans not approved by security holders(1)	328,354	(5)	$—		1,471,646	(6)
_______________
(1) See the section titled “Executive Compensation-Equity Incentive Plans” under Item 11 of this Form 10-K for a brief description of the terms of our equity compensation plans.
(2)     Consists of shares of common stock subject to outstanding awards under the 2011 Plan.
(3)     Reflects weighted-average exercise price of stock options issued under the 2011 Plan. Such weighted-average exercise price does not include shares issuable upon vesting of outstanding RSU awards, which have no exercise price and are included in column (a).
(4)    As of December 31, 2023, the Company had 1,595,867 shares of common stock available for future issuance under the 2011 Plan and 80,978 shares of common stock available for future issuance under its 2014 Employee Stock Purchase Plan.
(5) Consists of shares of common stock subject to outstanding awards under the Inducement Plan.
(6)     As of December 31, 2023 the Company had 1,471,646 shares of common stock available for future issuance under the Inducement Plan.
As of March 25, 2024, the Company had 16,264,416 shares of common stock issued, which includes outstanding stock options to purchase 343,570 shares of its common stock at an average exercise price of $9.53 per share and unvested restricted stock units of 1,375,720 shares with an intrinsic value of $2,750,070.

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
Certain Transactions
During the fiscal years ended December 31, 2023 and 2022, there were no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeded the lesser of $120,000 or 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of its officers, directors, beneficial owners of more than 5% of the Company’s outstanding common stock or other related persons had or will have a direct or indirect material interest.
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
The engagement of GRANT THORNTON, LLP (“GT”), independent registered public accounting firm, has been approved in advance by the Board, and none of those engagements made use of the de minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.
The aggregate fees billed by the principal accountant(s) for each of the last two fiscal years for professional services rendered for the audit and review of the financial statements were $727,645 and $708,645 for the twelve months ended December 31, 2023, and 2022, respectively.

	Twelve Months Ended December 31,
Fee Category	2023	2022
Audit Fees (1)	$671,140	$646,937
Tax Fees (2)	56,505	61,708
Total	$727,645	$708,645
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

3.4		Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2011).
3.5
Certificate of Withdrawal of Certificate of Designation filed with the Secretary of State of the State of Nevada effective January 23, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

3.6
Certificate of Amendment filed with the Secretary of State of the State of Nevada effective January 11, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2016).

3.7
Certificate of Change filed with the Secretary of State of the State of Nevada effective June 16, 2023 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-k filed with the SEC)

3.8		Amended and Restated Bylaws of IZEA, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on November 23, 2011).
3.9		First Amendment to Bylaws of IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 27, 2022).
3.10
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

3.13
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
First Amendment to Amended and Restated Executive Employment Agreement between IZEA Worldwide, Inc. and Edward H. Murphy dated January 28, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.8	(a)
First Amendment to Amended and Restated Executive Employment Agreement between IZEA Worldwide, Inc. and Ryan Schram dated January 28, 2022 and effective January 1, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.9	(a)
First Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 28, 2022 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.10	(a)
Second Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 9, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023).

10.11	*(a)	Executive Employee Agreement between IZEA Worldwide, Inc. and Edward H. Murphy, effective September 1, 2023.
10.12	*(a)	Executive Employee Agreement between IZEA Worldwide, Inc. and Ryan S. Schram, effective September 1, 2023.
10.13	*(a)	Executive Employee Agreement between IZEA Worldwide, Inc. and Peter J. Biere, effective September 1, 2023.
10.14	(a)
Forms of grant notice, stock option agreement, and notice of exercise under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.15	(a)
Forms of restricted stock unit grant notice and award agreement under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)..

10.16	(a)
Forms of restricted stock award grant notice and award agreement under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)..

10.17	(a)	Amendment and Restatement of the Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC October 20, 2023).
10.18	(a)	IZEA Worldwide, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).
10.19	(a)
Form of Performance-Based Restricted Stock Unit Award Agreement under the IZEA Worldwide, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K).

10.20	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the IZEA Worldwide, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K).
21.1	*	List of Subsidiaries of IZEA Worldwide, Inc.
23.1	*	Consent of GRANT THORNTON, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	*	IZEA Worldwide Inc. Compensation Recoupment Policy
101	* (c)	The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2023 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc. a Nevada corporation

April 1, 2024	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

April 1, 2024	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Murphy	April 1, 2024
Edward H. Murphy
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ Peter J. Biere	April 1, 2024
Peter J. Biere
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Ryan S. Schram	April 1, 2024
Ryan S. Schram
President, Chief Operating Officer and Director
/s/ Brian W. Brady	April 1, 2024
Brian W. Brady
Director
/s/ John H. Caron	April 1, 2024
John H. Caron
Director
/s/ Lindsay A. Gardner	April 1, 2024
Lindsay A. Gardner
Director
/s/ Daniel R. Rua	April 1, 2024
Daniel R. Rua
Director
/s/ Patrick J. Venetucci	April 1, 2024
Patrick J. Venetucci
Director