Form 10-Q
period 2024-03-31
IZEA Worldwide, Inc.
filed 2024-05-15
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2024

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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

 As of May 10, 2024, there were 16,339,860 shares of our common stock outstanding.

2

Quarterly Report on Form 10-Q for the period ended March 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39,035,332	$37,446,728
Accounts receivable, net	4,798,692	5,012,373
Prepaid expenses	989,737	739,988
Short term investments	17,034,673	17,126,057
Other current assets	20,496	26,257
Total current assets	61,878,930	60,351,403

Property and equipment, net of accumulated depreciation	178,446	205,377
Goodwill	5,285,293	5,280,372
Intangible assets, net	1,704,437	1,749,441
Digital assets	269,064	162,905
Software development costs, net	2,002,307	2,056,972
Long term investments	4,708,910	9,618,996
Total assets	$76,027,387	$79,425,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,156,495	$1,504,348
Accrued expenses	2,935,278	3,083,460
Contract liabilities	8,833,084	8,891,205
Contingent Liability	114,400	114,400
Total current liabilities	13,039,257	13,593,413

Finance obligation, less current portion	48,573	63,419
Deferred purchase price, less current portion	60,600	60,600
Deferred tax liability	377,110	394,646
Total liabilities	13,525,540	14,112,078

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 16,666,513 and 16,602,155, respectively, shares outstanding: 16,300,658 and 16,236,300, respectively.	1,667	1,660
Treasury stock at cost: 365,855 and 365,855 shares at March 31, 2024 and December 31, 2023, respectively	(1,019,997)	(1,019,997)
Additional paid-in capital	152,419,065	152,027,110
Accumulated deficit	(88,710,644)	(85,444,794)
Accumulated other comprehensive income (loss)	(188,244)	(250,591)
Total stockholders’ equity	62,501,847	65,313,388
Total liabilities and stockholders’ equity	$76,027,387	$79,425,466

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2024	2023
Revenue	$6,952,883	$8,737,722

Costs and expenses:
Cost of revenue	3,967,975	5,960,162
Sales and marketing	3,056,291	2,404,551
General and administrative	3,783,086	3,403,608
Depreciation and amortization	204,186	346,262
Total costs and expenses	11,011,538	12,114,583

Loss from operations	(4,058,655)	(3,376,861)

Other income (expense):
Change in the fair value of digital assets	106,159	—
Interest expense	(2,001)	(1,564)
Other income (expense), net	669,865	572,086
Total other income (expense), net	774,023	570,522

Net loss before income taxes	$(3,284,632)	$(2,806,339)
Tax benefit	18,782	—
Net loss	(3,265,850)	(2,806,339)

Weighted average common shares outstanding – basic and diluted	16,333,415	15,611,885
Basic and diluted loss per common share	$(0.20)	$(0.18)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,265,850)	$(2,806,339)

Other comprehensive income
Unrealized (gain) loss on securities held	(58,177)	(126,180)
Unrealized (gain) loss on currency translation	(4,170)	—
Total other comprehensive income (loss)	(62,347)	(126,180)

Total comprehensive income (loss)	$(3,203,503)	$(2,680,159)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
December 31, 2022	15,603,594	$1,560	$149,148,248	$—	$(78,103,066)	$(780,795)	$70,265,947
Cumulative Effect Retained Earnings Adjustment (FMV Crypto)	—	—	—	—	7,632	—	7,632
Stock purchase plan & option exercise issuances	—	—	—	—	—	—	—
Stock issued for payment of services	28,810	3	74,997	—	—	—	75,000
Stock-based compensation	29,217	3	195,519	—	—	—	195,522
Shares withheld to cover statutory taxes	(11,386)	(1)	(30,870)	—	—	—	(30,871)
Other comprehensive income (loss)	—	—	—	—	—	126,180	126,180
Net loss	—	—	—	—	(2,806,339)	—	(2,806,339)
March 31, 2023	15,650,235	$1,565	$149,387,894	$—	$(80,901,773)	$(654,615)	$67,833,071

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
December 31, 2023	16,602,155	$1,660	$152,027,110	$(1,019,997)	$(85,444,794)	$(250,591)	$65,313,388
Stock purchase plan & option exercise issuances	—	—	—	—	—	—	—
Stock issued for payment of services	32,470	3	75,003	—	—	—	75,006
Stock-based compensation	50,021	5	354,184	—	—	—	354,189
Shares withheld to cover statutory taxes	(18,133)	(1)	(37,232)	—	—	—	(37,233)
Foreign currency translation adjustment	—	—	—	—	—	4,170	4,170
Other comprehensive income (loss)	—	—	—	—	—	58,177	58,177
Net loss	—	—	—	—	(3,265,850)	—	(3,265,850)
March 31, 2024	16,666,513	$1,667	$152,419,065	$(1,019,997)	$(88,710,644)	$(188,244)	$62,501,847

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,265,850)	$(2,806,339)
Adjustments to reconcile net loss to net cash used for operating activities:
Adjustment to fair market value of digital assets	(106,159)	—
Depreciation	26,557	18,786
Amortization	177,629	327,476
Deferred tax benefit	(18,782)	—
Stock-based compensation	354,189	195,524
Value of stock issued or to be issued for payment of services	75,006	75,000
Changes in operating assets and liabilities:
Accounts receivable	213,681	(257,740)
Prepaid expenses and other current assets	(243,987)	1,053,159
Accounts payable	(347,852)	499,710
Accrued expenses	(148,183)	(149,489)
Contract liabilities	(58,121)	(1,392,966)
Net cash used for operating activities	(3,341,872)	(2,436,879)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—
Purchase of short term investments	(91,280,704)	(75,492,435)
Proceeds from the sale of short term investments	91,430,265	74,159,649
Purchase of long term investments	(716,343)	—
Proceeds from the sale of long term investments	5,626,429	5,560,083
Purchase of property and equipment, net	(14,846)	(47,429)
Capitalization of software development costs	(73,678)	(156,868)
Net cash provided by investing activities	4,971,123	4,023,000
Cash flows from financing activities:
Payments on shares withheld for statutory taxes	(37,233)	(30,871)
Net cash used in financing activities	(37,233)	(30,871)
Effect of exchange rate changes on cash	(3,414)	—
Net increase in cash and cash equivalents	1,592,018	1,555,250
Cash and cash equivalents, beginning of period	37,446,728	24,600,960
Cash and cash equivalents, end of period	$39,035,332	$26,156,210
Supplemental cash flow information:
Interest paid	$2,001	$1,399

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$—	$61,224
Fair Value of common stock issued for services	75,006	75,000

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Information and Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). The ZenContent legal entity was dissolved in December 2017, and Ebyline and TapInfluence were merged into IZEA and the legal entities were dissolved December 2019 and December 2020, respectively. IZEA purchased all of the outstanding shares of capital stock of Hoozu Holdings, Ltd in December 2023, and completed an asset acquisition of Zuberance, Inc. in December 2023.
The Company helps power the creator economy, by enabling individuals to monetize their content, creativity and influence through global brands and marketers. IZEA compensates these creators for producing unique content, such as long and short-form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their websites, blogs, and social media channels.
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
Basis of Presentation
The accompanying consolidated balance sheet as of March 31, 2024, the consolidated statements of operations for the three months ended March 31, 2024 and 2023, the consolidated statements of comprehensive loss for the three months ended March 31, 2024 and 2023, the consolidated statements of stockholders' equity for the three months ended March 31, 2024 and 2023, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2024.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the FDIC up to a maximum amount of $250,000. The CDIC insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. The Australian Financial Claims Scheme insures deposits made to the Company’s accounts in Australia up to AUD $250,000. Deposit balances exceeding this limit were approximately $38.3 million and $36.7 million as of March 31, 2024 and 2023, respectively.
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
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, contract assets, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Contract assets represent amounts owed for work that has been performed but not yet billed. The Company had net trade receivables of $4.8 million that included $4.7 million of accounts receivable and contract assets of $76,070 on March 31, 2024. The Company had net trade receivables of $5.0 million that included $4.9 million of accounts receivable and contract assets of $83,697 at December 31, 2023.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. We assess collectability risk both generally and by specific aged invoices. Our loss history informs a general reserve percentage, which we apply to all invoices less than 90 days from the invoice due date, currently 1.1% of the outstanding balance. The general reserve, which we update periodically, recognizes that some invoices will likely become a collection risk. When an invoice ages 90 days past its due date, we consider each invoice to determine a reserve for collectability based on our prior history and recent communications with the customer, to determine a reserve amount. Generally, our reserve for such aged invoices will approach 100% of the invoice amount.
The Company had a reserve for doubtful accounts of $205,000 as of March 31, 2024, and $155,000 as of March 31, 2023. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense in the three months ended March 31, 2024 and recognized $50,000 in the twelve months ended December 31, 2023.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had three customers that each accounted for more than 10% of total accounts receivable at March 31, 2024 and one customer that accounted for more than 10% of total accounts receivable at December 31, 2023. The Company had two customers each that accounted for more than 10% of its revenue during the three months ended March 31, 2024 and one customer that accounted for more than 10% of its revenue during the three months ended March 31, 2023.

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
The Company accounts for its digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company maintains ownership of and control over its digital assets and may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently evaluated for any changes in the fair market value. The Company did not recognize any impairment of digital assets during the three months ended March 31, 2024, and 2023.
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
A cumulative effect adjustment to retained earnings was recognized as of January 1, 2023 for $7,632. This adjustment brings the carrying value in line with the fair market value as of December 31, 2022. Adjustments have been recognized for all quarterly reporting periods for 2023 as of December 31, 2023 to restate the carrying value at the end of each period for the Company’s digital assets, as described in Note 5.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, calculated as the difference between the asset’s fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets in the three months ended March 31, 2024 and 2023.
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
Other Fees Revenue
Other Fees Revenue is generated when fees are charged to the Company’s platform users primarily related to monthly plan fees, which are recognized within the month they relate to.
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended March 31, 2024, and 2023 were approximately $0.6 million and $0.5 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
Income Taxes
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of March 31, 2024, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 3 - Financial Instruments of Notes to the Consolidated Financial Statements.
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
On November 30, 2023, the IZEA Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA in connection with acquisition transactions, including the Hoozu acquisition. Under the Inducement Plan, IZEA may grant, subject to certain requirements, RSUs, including performance-based and time-based RSUs, covering up to a total of 1,800,000 shares of IZEA common stock to new employees of IZEA or its subsidiaries. See Note 10 for additional information related to shares issued under both plans.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

NOTE 2.    BUSINESS ACQUISITIONS
Hoozu Holdings, LTD.
On December 1, 2023, the Company completed the announced acquisition of Hoozu Holdings, LTD. (“Hoozu”) from Hoozu investors. Hoozu is a leading Australian influencer marketing company headquartered in Sydney. The company serves a roster of the region’s most innovative brands, including Bunnings, Emma Sleep, Super Cheap Auto, and Ryobi. In addition to its core services, Hoozu’s talent management division, called Huume, represents creators in the Australian market. The net purchase price was approximately $2.5 million, including cash consideration of $0.6 million and 726,210 shares of common stock, valued at approximately $1.7 million at the acquisition date, based on the closing market share price on the acquisition date. Approximately $150,000 of transaction-related costs are separately recorded in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2023. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

	Estimated Gross Purchase Consideration	Estimated Initial Present and Fair Value	Estimated Remaining Present and Fair Value
	12/1/2023	12/1/2023	03/31/2024
Cash paid at closing	$595,411	$595,411	—
Stock issued at closing	1,746,535	1,746,535	—
First deferred purchase price installment (1)	114,400	—	114,400
Second deferred purchase price installment (1)	60,600	—	60,600
Total estimated consideration	$2,516,946	$2,341,946	$175,000
(1) The Company’s acquisition of Hoozu Holdings LTD. on December 1, 2023, included four equal contingent cash consideration payments totaling $396,940, with measurement periods ending December 31, 2024, and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation thresholds for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the fair value of these contingent payments, using Monte Carlo simulation methods, to be $175,000, subject to periodic adjustment until both measurement periods are completed.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
The Company has engaged a third party registered investment advisor and appointed a leading national bank for custody services with respect to investment securities. Investments comply with the Company’s revised investment strategy policy, designed to preserve capital, minimize investment risks, and maximize returns.
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of March 31, 2024:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)	Non-Current Marketable Securities (2)
Cash and cash equivalents	$5,209,955	$—	$—	$5,209,955	$5,209,955	$—	$—
Level 1 (3)
Commercial paper	28,929,772	—	(18,010)	28,911,762	28,911,762	—	—
Money market funds	4,913,615	—	—	4,913,615	4,913,615	—	—
US Treasury securities	7,056,278	—	(51,087)	7,005,191	—	6,018,828	986,363
Subtotal	40,899,665	—	(69,097)	40,830,568	33,825,377	6,018,828	986,363
Level 2 (4)
Asset back securities	2,942,717	—	(33,235)	2,909,482	—	2,018,501	890,981
Corporate debt securities	11,918,992	10,887	(100,969)	11,828,910	—	8,997,344	2,831,566
Subtotal	14,861,709	10,887	(134,204)	14,738,392	—	11,015,845	3,722,547
Total	$60,971,329	$10,887	$(203,301)	$60,778,915	$39,035,332	$17,034,673	$4,708,910
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
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company did not recognize any realized gains (net of losses) for the three months ended March 31, 2024, and 2023. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	As of March 31, 2024	As of December 31, 2023
Due in 1 year or less	$17,034,673	$17,126,057
Due in 1 year through 5 years	4,708,910	9,618,996
Total	$21,743,583	$26,745,053
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	March 31, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$39,035,332	$(18,010)	$37,446,728	$—
Government bonds	7,005,191	(51,087)	6,939,713	(79,840)
Corporate debt securities	11,828,910	(90,082)	16,196,931	(124,431)
Asset backed securities	2,909,482	(33,235)	3,608,409	(46,320)
Total	$60,778,915	$(192,414)	$64,191,781	$(250,591)
During the three months ended March 31, 2024, the Company did not recognize any credit losses and had no ending allowance balance for credit losses.

NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	278,759	281,950
Total	317,113	320,304
Less accumulated depreciation	(138,667)	(114,927)
Property and equipment, net	$178,446	$205,377
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $26,557 and $18,786 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5.     INTANGIBLE ASSETS

Definite Lived Intangible Assets

Definite lived intangible assets, net of amortization as of March 31, 2024 and 2023 totaled $1.8 million and $1.8 million, respectively.

	March 31, 2024			December 31, 2023
	Balance	Accumulated Amortization	Net Book Value	Balance	Accumulated Amortization	Net Book Value	Useful Life in years
Trade names	$669,389	$22,313	$647,076	$668,000	$5,567	$662,433	10
Customer lists
Hoozu	936,918	31,231	905,687	935,000	7,791	927,209	10
Zuberance	162,508	10,834	151,674	162,508	2,709	159,799	5
Total definite-lived intangible assets	$1,768,815	$64,378	$1,704,437	$1,765,508	$16,067	$1,749,441

Total intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	March 31, 2024	December 31, 2023
Hoozu intangible assets	$1,606,307	$1,603,000
Zuberance intangible assets	162,508	162,508
Total	$1,768,815	$1,765,508
Less accumulated amortization	(64,378)	(16,067)
Intangible assets, net	$1,704,437	$1,749,441
As of March 31, 2024, future estimated amortization expense related to identifiable assets is set forth in the following schedule:

Future Amortization of Intangible Assets	Amount
Remainder of 2024	232,987
2025	257,032
2026	232,877
2027	208,721
2028	184,566
2029+	588,254
Total	$1,704,437
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets, in the three months ended March 31, 2024, and 2023.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $49,287 and $0 for the three months ended March 31, 2024 and 2023, respectively.
Digital Assets
During the three months ended March 31, 2024 and 2023, the Company did not transact in digital assets nor did the Company impair the value of its digital assets.
As of March 31, 2024, the Company held $163,244 of Bitcoin and $105,820 of Ethereum with total holdings in digital assets of $269,064. The Company recorded a gain of $106,159 for the three months ended March 31, 2024.
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
Gains and losses on digital assets are recognized within other income in the consolidated statements of operations and comprehensive loss in the period in which the change to fair market value is identified. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.
Goodwill
The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2022	$4,016,722
Acquisitions during 2023	1,265,155
Currency translation adjustment	$(1,505)
Balance on December 31, 2023	$5,280,372
Acquisitions during 2024	—
Currency translation adjustment	4,921
Balance on March 31, 2024	$5,285,293
The Company completed its acquisition of Hoozu on December 1, 2023. While Hoozu’s business is reported together with our Managed Services business, it will be treated as a separate component for Goodwill impairment testing.
The Company performs an annual impairment assessment of goodwill in October 1 each year or more frequently, if certain indicators are present. There were no impairment charges associated with the Company’s Goodwill in the three months ended March 31, 2024 and 2023.

NOTE 6.     SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	March 31, 2024	December 31, 2023
Software development costs	$5,464,080	$5,390,403
Less accumulated amortization	(3,461,773)	(3,333,431)
Software development costs, net	$2,002,307	$2,056,972

In 2022, the Company began developing two new web-based influencer marketing platforms, Flex and Marketplace, to replace IZEAx and Shake, respectively. IZEAx was sunset in mid-2023, and Shake was sunset in Q4 of 2022. The Company capitalized software development costs of $0.1 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively. As a result, the Company has capitalized a total of $5.5 million in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of March 31, 2024.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service, or its actual useful life, if shorter. The Company recorded amortization expense associated with its capitalized software development cost of $0.1 million and $0.3 million during the three months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2024	$371,849
2025	493,960
2026	488,211
2027	454,176
2028	185,148
2029	8,963
Total	$2,002,307

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Accrued payroll liabilities	$2,162,717	$2,153,617
Accrued taxes	215,827	253,677
Current portion of finance obligation	59,386	59,386
Accrued other	497,348	616,780
Total accrued expenses	$2,935,278	$3,083,460

NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 7.8%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $107,959 and $122,805 as of March 31, 2024 and December 31, 2023, respectively, with the short-term portion of $59,386 and $59,386 recorded under accrued expenses in the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $2,001 and $1,564 during the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, the future contractual maturities of the Company’s long-term payment obligations by year are set forth in the following schedule:

2024	$44,539
2025	56,683
2026	6,737
Total	$107,959

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Deferred Purchase Price
The Company’s acquisition of Hoozu on December 1, 2023 included four equal contingent cash consideration payments totaling $396,940, with measurement periods ending December 31, 2024 and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation thresholds for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the fair value of these contingent payments to be $175,000, subject to quarterly adjustment until both measurement periods are completed. As of March 31, 2024, the Company has reviewed the fair value of the contingent payments previously valued at $175,000 and determined that no adjustments is necessary for this quarter. The fair value remains unchanged and will continue to be subject to quarterly assessment until the completion of both measurement periods.
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of March 31, 2024.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service, or fully vest upon the age of 60. Total expense for employer matching contributions during the three months ended March 31, 2024 and 2023 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Cost of revenue	$22,478	$24,633
Sales and marketing	43,039	15,617
General and administrative	44,584	35,952
Total contribution expense	$110,101	$76,202
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

NOTE 10.    STOCKHOLDERS’ EQUITY
Authorized Shares
The Company has 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Share Repurchase
On March 30, 2023, the Company announced that its Board of Directors had authorized a $1.0 million share repurchase program of the Company’s common stock.
During the repurchase program, the Company purchased 365,855 shares of the Company’s common stock on the open market with an average price per share of $1.23, for a total of $1.0 million. Shares purchased before June 16, 2023 have been adjusted for the reverse stock split. Repurchased shares have the status of treasury shares and may be issued, if and when needed, for general corporate purposes. The repurchase program was completed in August 2023.
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
Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2023 Annual Meeting of Stockholders held on October 17, 2023, to increase the number of plan shares by 1,800,000 shares, from 1,875,000 to 3,675,000 shares. As of March 31, 2024, the Company had 1,131,325 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
Restricted Stock
Under the 2011 Equity Incentive Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.

In 2023, the Company issued its five independent directors a total of 131,520 shares of restricted common stock initially valued at $300,015 for their annual service as directors of the Company. The stock was granted in installments on the last day of each quarter and vested immediately.
In the three months ended March 31, 2024, the Company issued its five independent directors a total of 32,470 shares of restricted common stock initially valued at $75,006 for their service as directors of the Company. The stock was granted on the last day of the quarter and vested immediately.
The following table contains summarized information about restricted stock issued during the years ended December 31, 2023 and March 31, 2024:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	72	$5.36	0.3
Granted	131,520	2.28
Vested	(131,592)	2.28
Nonvested at December 31, 2023	—	$—	0.0
Granted	32,470	2.31
Vested	(32,470)	2.31
Nonvested at March 31, 2024	—	$—	0.0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $75,006 and $75,000 during the three months ended March 31, 2024, and 2023, respectively. Expense recognized on restricted stock issued to employees was $0 and $376 during the three months ended March 31, 2024, and 2023, respectively.
On March 31, 2024, the fair value of the Company’s common stock was approximately $2.31 per share and the intrinsic value on the non-vested restricted stock was $0. Future compensation expense related to issued, but non-vested, restricted stock awards as of March 31, 2024, is $0.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the three months ended March 31, 2024, the Company issued a total of 346,918 restricted stock units initially valued at $724,805 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance.
During the three months ended March 31, 2024, the Company issued a total of 127,277 restricted stock units initially valued at $255,827 to executives as additional incentive compensation. The restricted stock units vest between 12 and 48 months from issuance.

The following table contains summarized information about restricted stock units during the year ended December 31, 2023 and the three months ended March 31, 2024:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	329,070	$3.79	2.5
Granted	870,191	2.38
Vested	(163,085)	3.55
Forfeited	(73,327)	3.18
Nonvested at December 31, 2023	962,849	$2.60	2.5
Granted	474,195	2.01
Vested	(50,021)	3.24
Forfeited	(72,623)	2.24
Nonvested at March 31, 2024	1,314,400	$2.38	2.5
Expense recognized on restricted stock units issued to employees was $301,214 and $129,566 during the three months ended March 31, 2024 and 2023, respectively. On March 31, 2024, the fair value of the Company’s common stock was approximately $2.31 per share and the intrinsic value on the non-vested restricted units was $3,036,264. Future compensation related to the non-vested restricted stock units as of March 31, 2024 is $2,704,315 and it is estimated to be recognized over the weighted-average vesting period of approximately 2.5 years.
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
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2023, and the three months ended March 31, 2024, is presented below:

Options Outstanding	Common Shares		Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2022	415,562		$11.31	5.3
Granted	—	0	—
Exercised	(586)		0.96
Expired	(71,013)		19.99
Forfeited	(362)		7.75
Outstanding at December 31, 2023	343,601		$9.53	5.2
Granted	—		—
Exercised	—		—
Expired	—		—
Forfeited	(44)		5.81
Outstanding at March 31, 2024	343,557		$9.53	4.9

Exercisable at March 31, 2024	324,680		$9.57	4.8

During the three months ended March 31, 2024, 0 options were exercised for gross proceeds of $0. The intrinsic value of the exercised options was $0. During the three months ended March 31, 2023, 0 options were exercised for gross proceeds of $0. The intrinsic value of the exercised options was $0. The fair value of the Company's common stock on March 31, 2024 was approximately $2.31 per share, and the intrinsic value on outstanding options as of March 31, 2024 was $71,560. The intrinsic value of the exercisable options as of March 31, 2024 was $71,560.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2023, and the three months ended March 31, 2024, is presented below:

Nonvested Options	Common Shares		Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	72,474		$5.80	1.7
Granted	—		—
Vested	(31,474)		9.53
Forfeited	(14,627)		19.99
Nonvested at December 31, 2023	26,373		$8.83	1.1
Granted	—	0	—
Exercised	—		—
Vested	(7,452)		9.57
Forfeited	(44)		5.81
Nonvested at March 31, 2024	18,877		$9.53	0.9

There were outstanding options to purchase 343,557 shares with a weighted average exercise price of $9.53 per share, of which options to purchase 324,680 shares were exercisable with a weighted average exercise price of $9.57 per share as of March 31, 2024.
Expense recognized on stock options issued to employees during the three months ended March 31, 2024 and 2023 was $51,965 and $64,344, respectively. Future compensation related to non-vested awards as of March 31, 2024 is $135,037, and it is estimated to be recognized over the weighted-average vesting period of approximately 0.9 years.
There were no stock options granted under the 2011 Equity Incentive Plan in the three months ended March 31, 2024 and 2023.

Inducement Plan
On November 30, 2023, the Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA in connection with acquisition transactions, including the Hoozu acquisition. Under the Inducement Plan, IZEA may grant restricted stock units (“RSUs”), including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of IZEA common stock to new employees of IZEA or its subsidiaries. Pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, the Inducement Plan was adopted without stockholder approval. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors of IZEA (or following such individuals’ bona fide period of non-employment with IZEA), as an inducement material to the individuals’ entry into employment with IZEA or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules.
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

Separately, on December 1, 2023, the IZEA Board approved the grant of an inducement award under the Inducement Plan in connection with the asset purchase of Zuberance consisting of 10,000 time-based RSUs as an inducement award material to such employee’s entering into employment with IZEA.
As of March 31, 2024, an aggregate of 338,354 performance-based and time-based restricted stock unit awards have been granted in conjunction with our acquisitions, none of which have vested.
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
During the three months ended March 31, 2024 and 2023, employees paid $0 to purchase 0 shares of common stock and $0 to purchase 0 shares of common stock, respectively. The stock compensation expense on ESPP Options was $1,010 and $1,238 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had 80,978 remaining shares of common stock available for future issuances under the ESPP.
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three months ended March 31, 2024 and 2023 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Cost of revenue	51,571	$17,170
Sales and marketing	56,488	17,848
General and administrative	246,130	160,506
Total stock-based compensation	$354,189	$195,524

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

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(3,265,850)	$(2,806,339)
Weighted average shares outstanding - basic and diluted	16,333,415	15,611,885
Basic and diluted loss per common share	$(0.20)	$(0.18)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2024	March 31, 2023
Stock options	343,244	416,195
Restricted stock units	1,374,283	397,303
Total excluded shares	1,717,527	813,498

NOTE 12.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended
	March 31, 2024	March 31, 2023
Managed Services Revenue	$6,696,542	$8,502,754
SaaS Services Revenue	256,341	234,968
Total Revenue	$6,952,883	$8,737,722

Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $5.9 million for the three months ended March 31, 2024, is recognized over time. Content revenue, which totaled $0.8 million during the three months ended March 31, 2024, is recognized at a point in time.

The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue from North America	$5,490,415	$8,136,133
Revenue from APAC	1,027,859	—
Revenue from Other	434,609	601,589
Total	$6,952,883	$8,737,722
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	March 31, 2024	December 31, 2023
Accounts receivable, net	$4,798,692	$5,012,373
Contract liabilities (unearned revenue)	8,833,084	8,891,205
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2023 was $8.9 million. Of that balance, $5.3 million was recognized as revenue during the three months ended March 31, 2024. The contract liability balance as of March 31, 2024 was $8.8 million. The Company expects to recognize the associated revenue in 2024. The accounts receivable balance as of December 31, 2023 was $5.7 million. $0.4 million of the outstanding receivables balance from the prior year is still outstanding as of March 31, 2024. The carryforward receivables balance is fully reserved as of March 31, 2024.
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
Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at March 31, 2024 and December 31, 2023, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on March 31, 2024 within the next year.

NOTE 13.    INCOME TAX

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax position, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

The Company’s income tax expense and effective tax rate were as follows:

	Three Months Ended March 31,
	2024	2023
Income tax benefit (expense)	$18,782	$—
Effective tax rate	0.6%	—%

The Company’s estimated annual effective tax rate for the three months ended March 31, 2024 differed from the statutory rate primarily due to changes in the valuation allowance.

NOTE 14.     SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through May 15, 2024 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

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
•risks associated with doing business internationally; and
•the other risks and uncertainties described in the Risk Factors section of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024.

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
Revenue
We generate revenue from four primary sources: (1) revenue from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within our platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access our software platforms (“License Fees”); and (4) revenue derived from other fees such as fees charged to users of our platforms (“Other Fees”).
As discussed in more detail within “Revenue Recognition” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 herein, revenue from Marketplace Spend Fees is reported on a net basis. Revenue from all other sources, including Managed Services, License Fees, and Other Fees are reported on a gross basis. We further categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which includes revenue from Marketplace Spend Fees, License Fees, and Other Fees.
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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$6,952,883	$8,737,722	$(1,784,839)	(20)%

Costs and expenses:
Cost of revenue	3,967,975	5,960,162	(1,992,187)	(33)%
Sales and marketing	3,056,291	2,404,551	651,740	27%
General and administrative	3,783,086	3,403,608	379,478	11%
Depreciation and amortization	204,186	346,262	(142,076)	(41)%
Total costs and expenses	11,011,538	12,114,583	(1,103,045)	(9)%
Loss from operations	(4,058,655)	(3,376,861)	(681,794)	20%
Other income (expense):
Change in the fair value of digital assets	106,159	—	106,159	100%
Other income, net	(2,001)	(1,564)	(437)	28%
Other income (expense), net	669,865	572,086	97,779	17%
Total other income (expense), net	$774,023	$570,522	$203,501	36%
Net loss before income taxes	$(3,284,632)	$(2,806,339)	$(478,293)	17%
Tax benefit	18,782	—	18,782	100%
Net loss	$(3,265,850)	$(2,806,339)	$(459,511)	16%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended March 31,
	2024		2023		$ Change	% Change
Managed Services Revenue	6,696,542	96%	8,502,754	97%	$(1,806,212)	(21)%
SaaS Services Revenue	256,341	4%	234,968	3%	21,373	9%
Total Revenue	$6,952,883	100%	$8,737,722	100%	$(1,784,839)	(20)%

Managed Services revenue during the three months ended March 31, 2024 decreased by $1.8 million, or 21% from the same period in 2023. Managed Services revenue during the three months ended March 31, 2023 included approximately $3.5 million from one large customer (the ‘non-recurring customer’) that we began parting ways with in January 2023. Managed Services revenue from our ongoing customer base, which totaled $6.7 million during the quarter ended March 31, 2024, increased on the strength of improving demand by $1.7 million, or 33%, from the same period in 2023.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. SaaS Service revenue increased to $256,341 during the three months ended March 31, 2024, compared to $234,968 in the same period of 2023. The increase is primarily due to a growing number of licensees but at a lower cost per license.
Cost of Revenue
The cost of revenue for the three months ended March 31, 2024 decreased by $2.0 million, or approximately 33%, compared to the same period in 2023. The decrease is due to the loss of our non-recurring customer costs, which totaled $2.8 million in the quarter ended March 31, 2023. This was partially offset by increased costs associated with higher revenues from our recurring customer base in the current quarter.

Sales and Marketing
Sales and marketing expense for the three months ended March 31, 2024 increased by $651,740, or approximately 27%, compared to the same period in 2023. This increase is related to increased spend on brand awareness and advertising to drive revenue growth.
General and Administrative
General and administrative expense for the three months ended March 31, 2024 increased by $379,478, or approximately 11%, compared to the same period in 2023. General and administrative expense for the three months ended March 31, 2024 increased primarily due to an overall increase in human capital costs.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2024 decreased by $142,076, or approximately 41%, compared to the same period in 2023.

Depreciation expense on property and equipment was $26,557 and $18,786 for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense has increased slightly due to the purchase of new equipment.

Amortization expense was $177,629 and $327,476 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to internal use software developments costs was $128,342 and $327,476 for the three months ended March 31, 2024, and 2023, respectively, due to the accelerated amortization of IZEAx during the first quarter of 2023. Amortization expense related to intangible assets acquired in the Zuberance and Hoozu acquisitions was $49,287 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Other Income (Expense)

Other income, net, totaled $792,805 during the three months ended March 31, 2024, an increase of $222,283 compared to the same period in 2023, primarily due to increased investment portfolio interest income.

Net Loss
Net loss for the three months ended March 31, 2024 was $3.3 million, a $459,511 increase compared to the net loss of $2.8 million for the same period in 2023. The increase in net loss was a result of the changes discussed above.

Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have received increasingly larger and more complex sales orders, which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. During the latter half of 2023, the time between bookings and revenue improved to an average of 7.5 months. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues and could be subject to future adjustments. Managed Services Bookings is useful information as it reflects the number of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended March 31, 2024 and 2023 was $9.3 million and $6.1 million, respectively.
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended March 31,
	2024		2023		$ Change	% Change
Managed Services Gross Billings	$6,696,542	90%	$8,502,754	87%	$(1,806,212)	(21)%

Marketplace Spend Fees	512,157	7%	1,023,685	11%	(511,528)	(50)%
License Fees	217,000	3%	190,382	2%	26,618	14%
Other Fees	26,229	—%	8,112	—%	18,117	223%
SaaS Services Gross Billings	755,386	10%	1,222,179	13%	(466,793)	(38)%

Total Gross Billings	$7,451,928	100%	$9,724,933	100%	$(2,273,005)	(23)%
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,265,850)	$(2,806,339)
Net increase to fair market value of digital assets	(106,159)	—
Non-cash stock-based compensation	354,189	195,524
Non-cash stock issued for payment of services	75,006	75,000
Interest expense	2,001	1,564
Depreciation and amortization	204,186	346,262
Tax benefit	$(18,782)	$—
Adjusted EBITDA	$(2,755,409)	$(2,187,989)

Revenue	$6,952,883	$8,737,722
Adjusted EBITDA as a % of Revenue	(40)%	(25)%

Liquidity and Capital Resources
Near-Term and Long-Term Liquidity; Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $88.7 million as of March 31, 2024. While we have not achieved profitability, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $39.0 million as of March 31, 2024, as compared to $37.4 million as of December 31, 2023. This increase of $1.6 million is the result of the maturing of certain investments, offset by cash used to fund operating activities.

	Three Months Ended March 31,
	2024	2023
Net cash (used for)/provided by:
Operating activities	$(3,341,872)	$(2,436,879)
Investing activities	4,971,123	4,023,000
Financing activities	(37,233)	(30,871)
Net increase in cash and cash equivalents	$1,592,018	$1,555,250
Net cash used for operating activities was $3.3 million during the three months ended March 31, 2024, primarily due to the continued use to cover operating losses. Net cash provided by investing activities was $5.0 million during the three months ended March 31, 2024, primarily due to the maturity of marketable securities and acquisitions. Net cash used for financing activities during the three months ended March 31, 2024 was $37,233, which consisted of payments on shares withheld for taxes.
We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the expansion of our business. We currently believe that we have adequate cash and long-term investments to fund our business growth for the next twelve months; however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could depend, to a significant extent, upon our ability to obtain the funding necessary to support our operations.
Financial Condition and Outlook
Since 2020, supply-chain issues, labor disruption, business closures, and, recently, inflationary pressures have impacted our business operations and results. Additionally, the cautious economic outlook of many customers may be affecting marketing budgets as evidenced by the softness in bookings the Company has experienced during 2023. We announced in January 2023 that we had begun the process of parting ways with a single large customer that, while having a significant impact on Managed Services revenue growth, carried significantly lower gross margins than our core business. Our business with this customer was completed during the fourth quarter of 2023, including contract liabilities and payment of accounts receivable. While our 2023 quarterly bookings have not reflected the opportunity pipeline growth we’ve experienced, we saw our first quarter bookings for Managed Services reach a seven quarter high, bearing fruit of the evidence of continued demand for influencer marketing services in our pipeline. Despite these bookings taking seven and a half months on average to be fully recognized as revenue, we believe that our core business remains strong. However, these matters, taken together, could have a material adverse impact on our business, results of operations, and financial position in future periods.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2024.

Critical Accounting Policies and Use of Estimates
     There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies included in Item 1 of this Quarterly Report.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2024, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our management concluded that, as of March 31, 2024, our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of May 10, 2024, we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A – RISK FACTORS
You should carefully consider the factors discussed under this item and under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2023 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks occur, our business, financial condition, or results of operation may be materially and adversely affected. In such a case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the period ended March 31, 2024 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (v) the Notes to the Unaudited Consolidated Financial Statements.
104	*	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101).
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

IZEA Worldwide, Inc. a Nevada corporation

May 15, 2024	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

May 15, 2024	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)