Form 10-Q
period 2024-06-30
IZEA Worldwide, Inc.
filed 2024-08-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-37703
 IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1317 Edgewater Dr., # 1880, Orlando, FL	32804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market
Series A Junior Participating Preferred Stock Purchase Rights	-	The Nasdaq Capital Market

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

 As of August 9, 2024, there were 16,450,424 shares of our common stock outstanding.

2

Quarterly Report on Form 10-Q for the period ended June 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$44,301,866	$37,446,728
Accounts receivable, net	5,617,269	5,012,373
Prepaid expenses	1,046,154	739,988
Short term investments	11,286,453	17,126,057
Other current assets	43,451	26,257
Total current assets	62,295,193	60,351,403

Property and equipment, net of accumulated depreciation	155,835	205,377
Goodwill	5,281,888	5,280,372
Intangible assets, net	1,624,951	1,749,441
Digital assets	243,020	162,905
Software development costs, net	2,241,437	2,056,972
Long term investments	897,027	9,618,996
Total assets	$72,739,351	$79,425,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,306,266	$1,504,348
Accrued expenses	3,161,829	3,083,460
Contract liabilities	7,176,694	8,891,205
Contingent Liability	—	114,400
Total current liabilities	11,644,789	13,593,413

Finance obligation, less current portion	33,727	63,419
Deferred purchase price, less current portion	—	60,600
Deferred tax liability	287,002	394,646
Total liabilities	11,965,518	14,112,078

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 16,770,418 and 16,602,155, respectively, shares outstanding: 16,404,563 and 16,236,300, respectively.	1,677	1,660
Treasury stock at cost: 365,855 and 365,855 shares at June 30, 2024 and December 31, 2023, respectively	(1,019,997)	(1,019,997)
Additional paid-in capital	152,809,711	152,027,110
Accumulated deficit	(90,905,472)	(85,444,794)
Accumulated other comprehensive income (loss)	(112,086)	(250,591)
Total stockholders’ equity	60,773,833	65,313,388
Total liabilities and stockholders’ equity	$72,739,351	$79,425,466

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$9,093,816	$10,689,059	$16,046,699	$19,426,781

Costs and expenses:
Cost of revenue	5,177,600	6,254,517	9,145,575	12,214,679
Sales and marketing	3,206,979	2,831,949	6,263,270	5,236,500
General and administrative	3,372,797	3,167,941	7,155,883	6,571,549
Depreciation and amortization	225,748	110,432	429,934	456,694
Total costs and expenses	11,983,124	12,364,839	22,994,662	24,479,422

Loss from operations	(2,889,308)	(1,675,780)	(6,947,963)	(5,052,641)

Other income (expense):
Change in the fair value of digital assets	(26,043)	—	80,116	—
Interest expense	(1,999)	(3,155)	(4,000)	(4,719)
Other income (expense), net	634,226	645,509	1,304,091	1,217,595
Total other income (expense), net	606,184	642,354	1,380,207	1,212,876

Net loss before income taxes	$(2,283,124)	$(1,033,426)	$(5,567,756)	$(3,839,765)
Tax benefit	88,296	—	107,078	—
Net loss	(2,194,828)	(1,033,426)	(5,460,678)	(3,839,765)

Weighted average common shares outstanding – basic and diluted	16,437,460	15,520,700	16,470,467	15,551,785
Basic and diluted loss per common share	$(0.13)	$(0.07)	$(0.33)	$(0.25)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,194,828)	$(1,033,426)	$(5,460,678)	$(3,839,765)

Other comprehensive income
Unrealized (gain) loss on securities held	(92,630)	(10,100)	(150,807)	(136,280)
Unrealized (gain) loss on currency translation	16,472	—	12,302	—
Total other comprehensive income (loss)	(76,158)	(10,100)	(138,505)	(136,280)

Total comprehensive income (loss)	$(2,118,670)	$(1,023,326)	$(5,322,173)	$(3,703,485)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2024 and 2023

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, March 31, 2023	15,650,235	1,565	149,387,894	—	(80,901,773)	(654,615)	67,833,071
Stock purchase plan & option exercise issuances	4,329	1	7,991	—	—	—	7,992
Stock issued for payment of services	30,990	3	75,006	—	—	—	75,009
Stock-based compensation	38,229	4	207,873	—	—	—	207,877
Shares withheld to cover statutory taxes	(12,892)	(1)	(32,562)	—	—	—	(32,563)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Treasury stock	—	—	—	(705,403)	—	—	(705,403)
Unrealized gain on securities held	—	—	—	—	—	10,100	10,100
Net loss	—	—	—	—	(1,033,426)	—	(1,033,426)
June 30, 2023	15,734,680	1,574	$149,646,200	$(705,403)	$(81,935,199)	$(644,515)	$66,362,657

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, March 31, 2024	16,666,513	1,667	152,419,065	(1,019,997)	(88,710,644)	(188,244)	62,501,847
Stock purchase plan & option exercise issuances	3,360	—	5,907	—	—	—	5,907
Stock issued for payment of services	31,915	3	74,997	—	—	—	75,000
Stock-based compensation	101,566	10	394,921	—	—	—	394,931
Shares withheld to cover statutory taxes	(32,936)	(3)	(85,179)	—	—	—	(85,182)
Foreign currency translation adjustment	—	—	—	—	—	(16,472)	(16,472)
Unrealized gain on securities held	—	—	—	—	—	92,630	92,630
Net loss	—	—	—	—	(2,194,828)	—	(2,194,828)
June 30, 2024	16,770,418	1,677	$152,809,711	(1,019,997)	$(90,905,472)	$(112,086)	$60,773,833

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2024 and 2023

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
December 31, 2022	15,603,597	1,560	149,148,248	$—	(78,103,066)	(780,795)	70,265,947
Cumulative Effect Retained Earnings Adjustment (FMV Crypto)	—	—	—	—	7,632	—	7,632
Stock purchase plan & option exercise issuances	4,329	1	7,991	—	—	—	7,992
Stock issued for payment of services	59,797	6	150,003	—	—	—	150,009
Stock-based compensation	67,446	7	403,392	—	—	—	403,399
Shares withheld to cover statutory taxes	(24,278)	(2)	(63,432)	—	—	—	(63,434)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Treasury stock	—	—	—	(705,403)	—	—	(705,403)
Unrealized gain on securities held	—	—	—	—	—	136,280	136,280
Net loss	—	—	—	—	(3,839,765)	—	(3,839,765)
June 30, 2023	15,734,680	1,574	$149,646,200	$(705,403)	$(81,935,199)	$(644,515)	$66,362,657

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
December 31, 2023	16,602,155	1,660	152,027,110	(1,019,997)	(85,444,794)	(250,591)	65,313,388
Stock purchase plan & option exercise issuances	3,360	—	5,907	—	—	—	5,907
Stock issued for payment of services	64,385	6	150,000	—	—	—	150,006
Stock-based compensation	151,587	15	749,105	—	—	—	749,120
Shares withheld to cover statutory taxes	(51,069)	(4)	(122,411)	—	—	—	(122,415)
Foreign currency translation adjustment	—	—	—	—	—	(12,302)	(12,302)
Unrealized gain on securities held	—	—	—	—	—	150,807	150,807
Net loss	—	—	—	—	(5,460,678)	—	(5,460,678)
June 30, 2024	16,770,418	1,677	$152,809,711	(1,019,997)	$(90,905,472)	$(112,086)	$60,773,833

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,460,678)	$(3,839,765)
Adjustments to reconcile net loss to net cash used for operating activities:
Adjustment to fair market value of digital assets	(80,115)	—
Depreciation	53,258	45,946
Amortization	376,676	410,748
Deferred tax benefit	(107,644)	—
Stock-based compensation	749,120	403,399
Value of stock issued or to be issued for payment of services	150,006	150,009
Changes in operating assets and liabilities:
Accounts receivable	(604,896)	(653,146)
Prepaid expenses and other current assets	(323,359)	2,467,714
Accounts payable	(198,081)	148,750
Accrued expenses	(96,633)	43,082
Contract liabilities	(1,714,511)	(2,990,579)
Net cash used for operating activities	(7,256,857)	(3,813,842)
Cash flows from investing activities:
Purchase of short term investments	(146,697,435)	(172,865,911)
Proceeds from the sale of short-term investments	152,687,846	174,848,157
Proceeds from the sale of long term investments	8,721,969	9,718,381
Purchase of property and equipment	(29,692)	(65,803)
Capitalization of software development costs	(437,152)	(437,877)
Net cash provided by investing activities	14,245,536	11,196,947
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	5,907	7,992
Purchase of treasury stock	—	(705,403)
Payments on shares withheld for statutory taxes	(122,415)	(63,434)
Net cash used in financing activities	(116,508)	(760,845)
Effect of exchange rate changes on cash	(17,033)	—
Net increase in cash and cash equivalents	6,872,171	6,622,260
Cash and cash equivalents, beginning of period	37,446,728	24,600,960
Cash and cash equivalents, end of period	$44,301,866	$31,223,220
Supplemental cash flow information:
Interest paid	$4,000	$4,553

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	—	83,508
Fair Value of common stock issued for services	150,006	150,009

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Information and Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In January 2015, IZEA purchased all of the outstanding shares of capital stock of Ebyline, Inc. (“Ebyline”). In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary, incorporated in Ontario, Canada, to operate as a sales and support office for IZEA’s Canadian customers. In July 2016, IZEA purchased all the outstanding shares of capital stock of ZenContent, Inc. (“ZenContent”) and in July 2018, a subsidiary of the Company merged with TapInfluence, Inc. (“TapInfluence”). The ZenContent legal entity was dissolved in December 2017, and Ebyline and TapInfluence were merged into IZEA and the legal entities were dissolved in December 2019 and December 2020, respectively. IZEA purchased all of the outstanding shares of capital stock of Hoozu Holdings, Ltd in December 2023, and completed an asset acquisition from Zuberance, Inc. in December 2023.
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
Basis of Presentation
The accompanying consolidated balance sheet as of June 30, 2024, the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2024 and 2023, the consolidated statements of stockholders' equity for the three and six months ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2024.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the FDIC up to a maximum amount of $250,000. The CDIC insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. The Australian Financial Claims Scheme insures deposits made to the Company’s accounts in Australia up to AUD $250,000. Deposit balances exceeding this limit were approximately $43.6 million and $36.7 million as of June 30, 2024 and 2023, respectively.
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
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, contract assets, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Contract assets represent amounts owed for work that has been performed but not yet billed. The Company had net trade receivables of $5.6 million, including $5.6 million of accounts receivable and contract assets of $54,217 on June 30, 2024. The Company had net trade receivables of $5.0 million, including $4.9 million of accounts receivable and contract assets of $83,697 at December 31, 2023.
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
The Company had a reserve for doubtful accounts of $205,000 as of June 30, 2024, and $155,000 as of June 30, 2023. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic conditions or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense in the three and six months ended June 30, 2024 and recognized $50,000 in the twelve months ended December 31, 2023.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had one customer that accounted for more than 10% of total accounts receivable at June 30, 2024 and one customer that accounted for more than 10% of total accounts receivable at December 31, 2023. The Company had two customers each that accounted for more than 10% of its revenue during the six months ended June 30, 2024 and one customer that accounted for more than 10% of its revenue during the six months ended June 30, 2023.

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
Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Prior to the acquisition of Hoozu on December 1, 2023, IZEA had one business operating segment with one reporting unit for purposes of goodwill impairment testing. Hoozu is being treated as a second, separate reporting unit for goodwill impairment testing.
The Company performs its annual impairment tests of goodwill as of October 1 each year, or more frequently if certain indicators are present. As described in Note 5, there were no impairment charges associated with the Company’s goodwill in the three and six months ended June 30, 2024 and 2023, respectively.
Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, TapInfluence, and Hoozu. The Company amortizes identifiable intangible assets over periods of 12 to 60 months. See Note 5 for further details.
The Company accounts for its digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company maintains ownership of and control over its digital assets and may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently evaluated for any changes in the fair market value. The Company did not recognize any impairment of digital assets during the three and six months ended June 30, 2024, and 2023.
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
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, calculated as the difference between the asset’s fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets in the three and six months ended June 30, 2024 and 2023.
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
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs for the three months ended June 30, 2024 and 2023 were approximately $0.9 million and $0.8 million, respectively. Advertising costs charged to operations for the six months ended June 30, 2024, and 2023 were approximately $1.5 million and $1.3 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
Income Taxes
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs state franchise tax in ten states, which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.
     The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits, and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination based on the statute of limitations by the IRS is generally three years; however, the IRS may examine records and other evidence from the year the net operating loss was generated when the Company utilizes net operating loss carryforwards in future periods. The Company’s tax years subject to examination by the Canadian Revenue Agency and the Australian Taxation Office is generally four years.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of June 30, 2024, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 3 - Financial Instruments of Notes to the Consolidated Financial Statements.
Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended, (the “2011 Equity Incentive Plan”), and the Inducement Plan (see Note 10) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Business Combinations and Asset Acquisitions
The Company accounts for business combinations in accordance with Accounting Standards Codification (ASC) Topic 805, “Business Combinations.” The acquisition method of accounting is applied to all business combinations, whereby the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree are recognized and measured at their fair values as of the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed in a business combination. Goodwill is allocated to reporting units, which are expected to benefit from the synergies of the combination and is subject to annual impairment testing. Acquisition-related costs, including advisory, legal, and due diligence fees, are expensed as incurred and are included in general and administrative expenses in the period in which the acquisition occurs. The financial statements include the results of operations and financial position of businesses acquired from their respective acquisition dates. Any adjustments to the preliminary fair values of assets acquired and liabilities assumed, known as measurement period adjustments, are recorded to the period of the adjustment.
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
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. As of June 30, 2024, the Company has ensured that acquired businesses contract assets and contract liabilities have been accounted for in accordance with ASC 2021-08.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting: Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures. This update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU also requires all annual disclosures currently required by Topic 280 to be included in the interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted and requiring retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.
Income Taxes: Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Company expects to adopt this ASU for the annual period beginning on January 1, 2025, and does not expect a material impact on the consolidated financial statements.

NOTE 2.    BUSINESS ACQUISITIONS
Hoozu Holdings, LTD.
On December 1, 2023, the Company completed the announced acquisition of Hoozu Holdings, LTD (now Hoozu Holdings Pty Ltd.)(“Hoozu”) from Hoozu investors. Hoozu is a leading Australian influencer marketing company headquartered in Sydney. The company serves a roster of the region’s most innovative brands, including Bunnings, Emma Sleep, Super Cheap Auto, and Ryobi. In addition to its core services, Hoozu’s talent management division, called Huume, represents creators in the Australian market. The net purchase price was approximately $2.5 million, including cash consideration of $0.6 million and 726,210 shares of common stock, valued at approximately $1.7 million at the acquisition date, based on the closing market share price on the acquisition date. Approximately $150,000 of transaction-related costs are separately recorded in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2023. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

	Gross Purchase Consideration	Initial Present and Fair Value	Estimated Remaining Present and Fair Value
	12/1/2023	12/1/2023	06/30/2024
Cash paid at closing	$595,411	$595,411	—
Stock issued at closing	1,746,535	1,746,535	—
First deferred purchase price installment (1)	114,400	—	—
Second deferred purchase price installment (1)	60,600	—	—
Total estimated consideration	$2,516,946	$2,341,946	$—

(1) The Company’s acquisition of Hoozu on December 1, 2023, included four equal contingent cash consideration payments totaling $396,940, with twelve-month measurement periods ending December 31, 2024 and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation thresholds for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the fair value of these contingent payments, using Monte Carlo simulation methods, to be $175,000 at the acquisition date, subject to periodic adjustment until both measurement periods are completed. During the quarter that ended June 30, 2024, the Company determined that based upon the lag behind Hoozu’s revenue and profitability growth, achieving the deferred purchase price targets for both 2024 and 2025 is not probable and accordingly reduced these installment balances to their expected payout value.
The table below presents the provisional fair values on December 1, 2023, allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for Hoozu are complete. The fair values are presented in the following table:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Estimated Approximate Fair Value
12/1/2023
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
As of June 30, 2024, the Company reassessed the fair value of the contingent performance-based consideration related to the earnout provision of the acquisition of Hoozu. Based on actual performance to date, and revised projections of Hoozu’s business performance, it was determined that the contingent milestones were no longer probable of being achieved. Consequently, the contingent liability was adjusted to the expected payout value, resulting in a gain of $175,000 recognized as a reduction to general and administrative expense in the consolidated statements of income. This adjustment reflects our updated expectation of future performance and aligns with the requirements of ASC 805.
Privatization of Hoozu Holdings, Ltd
On March 27, 2024, Hoozu Holdings, Ltd was privatized and restructured to become Hoozu Holdings Pty, Ltd. This change reflects a strategic shift to streamline operations and focus on long-term growth objectives.
Zuberance
On December 1, 2023, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Zuberance, Inc., a Delaware corporation (“Zuberance”). Zuberance is a pioneering advocate marketing software platform. Zuberance provides marketers with the tools to build white-label communities of their customers and influencers while engaging these

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

communities to serve as advocates for their brand, leading to low-cost content creation. The net purchase price was $18,400 in cash consideration, allocated to the fair value of assets acquired and liabilities assumed, as shown in the following table:

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
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of June 30, 2024:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)	Non-Current Marketable Securities (2)
Cash and cash equivalents	$10,223,685	$—	$—	$10,223,685	$10,223,685	$—	$—
Level 1 (3)
Commercial paper	5,199,435	—	(2,309)	5,197,126	5,197,126	—	—
Money market funds	28,881,055	—	—	28,881,055	28,881,055	—	—
US Treasury securities	2,014,955	—	(21,572)	1,993,383	—	1,993,383	—
Subtotal	36,095,445	—	(23,881)	36,071,564	34,078,181	1,993,383	—
Level 2 (4)
Asset back securities	2,375,823	—	(19,309)	2,356,514	—	1,459,487	897,027
Corporate debt securities	7,890,176	5,275	(61,868)	7,833,583	—	7,833,583	—
Subtotal	10,265,999	5,275	(81,177)	10,190,097	—	9,293,070	897,027
Total	$56,585,129	$5,275	$(105,058)	$56,485,346	$44,301,866	$11,286,453	$897,027
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
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company did not recognize any realized gains (net of losses) for the three and six months ended June 30, 2024, and 2023. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	As of June 30, 2024	As of December 31, 2023
Due in 1 year or less	$11,286,453	$17,126,057
Due in 1 year through 5 years	897,027	9,618,996
Total	$12,183,480	$26,745,053
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	June 30, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$44,301,866	$(2,309)	$37,446,728	$—
Government bonds	1,993,383	(21,572)	6,939,713	(79,840)
Corporate debt securities	7,833,583	(56,593)	16,196,931	(124,431)
Asset backed securities	2,356,514	(19,309)	3,608,409	(46,320)
Total	$56,485,346	$(99,783)	$64,191,781	$(250,591)
During the three and six months ended June 30, 2024, the Company did not recognize any credit losses and had no ending allowance balance for credit losses.

NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2024	December 31, 2023
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	282,898	281,950
Total	321,252	320,304
Less accumulated depreciation	(165,417)	(114,927)
Property and equipment, net	$155,835	$205,377
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $26,701 and $27,160 for the three months ended June 30, 2024 and 2023, respectively, and was $53,258 and $45,946 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 5.     INTANGIBLE ASSETS

Definite Lived Intangible Assets

Definite lived intangible assets, net of amortization as of June 30, 2024 and December 31, 2023 totaled $1.8 million and $1.8 million, respectively.

	June 30, 2024			December 31, 2023
	Balance	Accumulated Amortization	Net Book Value	Balance	Accumulated Amortization	Net Book Value	Useful Life in years
Trade names	$668,213	$48,581	$619,632	$668,000	$5,567	$662,433	10
Customer lists
Hoozu	935,294	69,010	866,284	935,000	7,791	927,209	10
Zuberance	162,508	23,473	139,035	162,508	2,709	159,799	5
Total definite-lived intangible assets	$1,766,015	$141,064	$1,624,951	$1,765,508	$16,067	$1,749,441

Total intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	June 30, 2024	December 31, 2023
Hoozu intangible assets	$1,603,507	$1,603,000
Zuberance intangible assets	162,508	162,508
Total	$1,766,015	$1,765,508
Less accumulated amortization	(141,064)	(16,067)
Intangible assets, net	$1,624,951	$1,749,441
As of June 30, 2024, future estimated amortization expense related to identifiable assets is set forth in the following schedule:

Future Amortization of Intangible Assets	Amount
Remainder of 2024	155,325
2025	257,032
2026	232,877
2027	208,721
2028	184,566
2029+	586,430
Total	$1,624,951
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets, in the six months ended June 30, 2024, and 2023.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $124,996 and $0 for the six months ended June 30, 2024 and 2023, respectively.
Digital Assets
During the three months ended June 30, 2024 and 2023, the Company did not transact in digital assets nor did the Company impair the value of its digital assets.
As of June 30, 2024, the Company held $143,436 of Bitcoin and $99,584 of Ethereum with total holdings in digital assets of $243,020. The Company recorded a loss of $26,044 and a gain $80,115 for the three and six months ended June 30, 2024, respectively.
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
Goodwill
The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2022	$4,016,722
Acquisitions during 2023	1,265,155
Currency translation adjustment	$(1,505)
Balance on December 31, 2023	$5,280,372
Currency translation adjustment	1,516
Balance on June 30, 2024	$5,281,888
The Company completed its acquisition of Hoozu on December 1, 2023. While Hoozu’s business is reported together with our Managed Services business, it will be treated as a separate component for Goodwill impairment testing.
The Company performs an annual impairment assessment of goodwill on October 1 each year or more frequently, if certain indicators are present. There were no impairment charges associated with the Company’s Goodwill in the three and six months ended June 30, 2024 and 2023.

NOTE 6.     SOFTWARE DEVELOPMENT COSTS

Software development costs consist of the following:

	June 30, 2024	December 31, 2023
Software development costs	$5,827,554	$5,390,403
Less accumulated amortization	(3,586,117)	(3,333,431)
Software development costs, net	$2,241,437	$2,056,972

In 2022, the Company began developing two new web-based influencer marketing platforms, Flex and Marketplace, to replace IZEAx and Shake, respectively. IZEAx was sunset in mid-2023, and Shake was sunset in Q4 of 2022. The Company capitalized software development costs of $363,474 and $437,152 during the three and six months ended June 30, 2024, respectively. The Company capitalized software development costs of $281,009 and $437,877 during the three and six months ended June 30, 2023, respectively. As a result, the Company has capitalized a total of $5.8 million in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of June 30, 2024.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service, or its actual useful life, if shorter. The Company recorded amortization expense associated with its capitalized software development cost of $124,381 and $83,272 during the three months ended June 30, 2024 and 2023, respectively. The Company recorded amortization expense associated with its capitalized software development cost of $252,686 and $410,748 during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2024	249,961
2025	566,654
2026	560,906
2027	526,871
2028	257,843
2029	79,202
Total	$2,241,437

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Accrued payroll liabilities	$2,469,962	$2,153,617
Accrued taxes	90,773	253,677
Current portion of finance obligation	59,386	59,386
Accrued other	541,708	616,780
Total accrued expenses	$3,161,829	$3,083,460

NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 7.8%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $93,113 and $122,805 as of June 30, 2024 and December 31, 2023, respectively, with the short-term portion of $59,386 and $59,386 recorded under accrued expenses in the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $4,000 and $3,103 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the future contractual maturities of the Company’s long-term payment obligations by year are set forth in the following schedule:

2024	$29,693
2025	56,683
2026	6,737
Total	$93,113

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Deferred Purchase Price
The Company’s acquisition of Hoozu on December 1, 2023 included four equal contingent cash consideration payments totaling $396,940, with twelve-month measurement periods ending December 31, 2024 and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation thresholds for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the fair value of these contingent payments to be $175,000, subject to quarterly adjustment until both measurement periods are completed.
As of June 30, 2024, the Company reassessed the fair value of the contingent performance-based consideration related to the earnout provision of the acquisition of Hoozu. Based on actual performance to date, and revised projections of Hoozu’s business performance, it was determined that achieving the contingent milestones was no longer probable. Consequently, the contingent liability was written off, resulting in a gain of $175,000 recognized as a reduction to general and administrative expense in the consolidated statements of income. This adjustment reflects our updated expectation of future performance and aligns with the requirements of ASC 805. The fair value will continue to be subject to quarterly assessment until the completion of both measurement periods.
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of June 30, 2024.

Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service, or fully vest upon the age of 60. Total expense for employer matching contributions during the three and six months ended June 30, 2024 and 2023 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of revenue	$19,722	$19,643	$42,200	$44,276
Sales and marketing	17,191	17,799	60,230	33,416
General and administrative	48,018	41,875	92,602	77,827
Total contribution expense	$84,931	$79,317	$195,032	$155,519
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

NOTE 10.    STOCKHOLDERS’ EQUITY
Authorized Shares
The Company has 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share. 500,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock.
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
On June 28, 2024, the Company announced that its Board of Directors had authorized a $5.0 million share repurchase program of the Company’s common stock. The repurchase program is subject to market conditions and the Company’s inside trading windows. As of June 30, 2024, no shares had been repurchased under the program.
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

Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2023 Annual Meeting of Stockholders held on October 17, 2023, to increase the number of plan shares by 1,800,000 shares, from 1,875,000 to 3,675,000 shares. As of June 30, 2024, the Company had 974,985 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
Restricted Stock
Under the 2011 Equity Incentive Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.
In 2023, the Company issued its five independent directors a total of shares of restricted common stock initially valued at $300,015 for their annual service as directors of the Company. The stock was granted in installments on the last day of each quarter and vested immediately.
In the three and six months ended June 30, 2024, the Company issued its five independent directors a total of 31,915 and 64,385 shares of restricted common stock, respectively, with an aggregate grant date valuation of $150,006 for their service as directors of the Company. Approximately $75,000 worth of shares are granted on the last day of each quarter and vest immediately.
The following table contains summarized information about restricted stock issued during the year ended December 31, 2023 and the six months ended June 30, 2024:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	72	$5.36	0.3
Granted	131,520	2.28
Vested	(131,592)	2.28
Nonvested at December 31, 2023	—	$—	0.0
Granted	64,385	2.33
Vested	(64,385)	2.33
Nonvested at June 30, 2024	—	$—	0.0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $75,000 and $75,009 during the three months ended June 30, 2024, and 2023, respectively and $150,006 and $150,009 during the six months ended June 30, 2024, and 2023, respectively. There was no expense recognized on restricted stock issued to employees during the three months ended June 30, 2024, and 2023, respectively and $0 and $376 during the six months ended June 30, 2024, and 2023, respectively.
On June 30, 2024, the fair value of the Company’s common stock was approximately $2.35 per share and the intrinsic value on the non-vested restricted stock was $0. Future compensation expense related to issued, but non-vested, restricted stock awards as of June 30, 2024, is $0.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the six months ended June 30, 2024, the Company issued a total of 475,713 restricted stock units initially valued at $1,079,016 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance.
During the six months ended June 30, 2024, the Company issued a total of 221,232 restricted stock units initially valued at $516,307 to executives as additional incentive compensation. The restricted stock units vest between 12 and 48 months from issuance.

The following table contains summarized information about restricted stock units during the year ended December 31, 2023 and the six months ended June 30, 2024:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	329,070	$3.79	2.5
Granted	870,191	2.38
Vested	(163,085)	3.55
Forfeited	(73,327)	3.18
Nonvested at December 31, 2023	962,849	$2.60	2.5
Granted	696,945	2.25
Vested	(151,587)	3.03
Forfeited	(88,870)	2.28
Nonvested at June 30, 2024	1,419,337	$2.40	1.2
Expense recognized on restricted stock units issued to employees was $349,385 and $151,733 during the three months ended June 30, 2024 and 2023, respectively and $650,599 and $281,299 during the six months ended June 30, 2024 and 2023, respectively. On June 30, 2024, the fair value of the Company’s common stock was approximately $2.35 per share and the intrinsic value on the non-vested restricted units was $3,335,442. Future compensation related to the non-vested restricted stock units as of June 30, 2024 is $2,930,090 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.2 years.
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
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2023, and the six months ended June 30, 2024, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2022	415,562	$11.31	5.3
Granted	—	—
Exercised	(586)	0.96
Expired	(71,013)	19.99
Forfeited	(362)	7.75
Outstanding at December 31, 2023	343,601	$9.53	5.2
Granted	—	—
Exercised	(313)	2.24
Expired	(458)	6.88
Forfeited	(51)	6.57
Outstanding at June 30, 2024	342,779	$9.54	4.7

Exercisable at June 30, 2024	330,658	$9.55	4.7
During the six months ended June 30, 2024, 313 options were exercised for gross proceeds of $701. The intrinsic value of the exercised options was $50. During the six months ended June 30, 2023, 0 options were exercised for gross proceeds of $0. The intrinsic value of the exercised options was $0. The fair value of the Company's common stock on June 30, 2024 was approximately $2.35 per share, and the intrinsic value on outstanding options as of June 30, 2024 was $74,149. The intrinsic value of the exercisable options as of June 30, 2024 was $74,149.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2023, and the six months ended June 30, 2024, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	72,474	$5.80	1.7
Granted	—	—
Vested	(31,474)	9.53
Forfeited	(14,627)	19.99
Nonvested at December 31, 2023	26,373	$8.83	1.1
Granted	—	—
Exercised	—	—
Vested	(14,201)	9.55
Forfeited	(51)	6.57
Nonvested at June 30, 2024	12,121	$9.53	0.9
There were outstanding options to purchase 342,779 shares with a weighted average exercise price of $9.54 per share, of which options to purchase 330,658 shares were exercisable with a weighted average exercise price of $9.55 per share as of June 30, 2024.
Expense recognized on stock options issued to employees during the six months ended June 30, 2024 and 2023 was $96,479 and $119,124, respectively and $44,514 and $54,780 for the three months ended June 30, 2024 and 2023, respectively. Future compensation related to non-vested awards as of June 30, 2024 is $93,369, and it is estimated to be recognized over the weighted-average vesting period of approximately 0.9 years.
No stock options were granted under the 2011 Equity Incentive Plan in the six months ended June 30, 2024 and 2023.

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
Separately, on December 1, 2023, the IZEA Board approved the grant of an inducement award under the Inducement Plan in connection with the asset purchase from Zuberance consisting of 10,000 time-based RSUs as an inducement award material to such employee’s entering into employment with IZEA.
As of June 30, 2024, an aggregate of 338,354 performance-based and time-based restricted stock unit awards have been granted in conjunction with our acquisitions, none of which have vested.
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
During the three months ended June 30, 2024 and 2023, employees paid $5,206 to purchase 3,047 shares of common stock and $7,992 to purchase 4,329 shares of common stock, respectively. During the six months ended June 30, 2024 and 2023, employees paid $5,206 to purchase 3,047 shares of common stock and $7,992 to purchase 4,329 shares of common stock, respectively. The stock compensation expense on ESPP Options was $1,031 and $1,361 for the three months ended June 30, 2024 and 2023, respectively, and $2,041 and $2,599 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had 77,931 remaining shares of common stock available for future issuances under the ESPP.
Shareholder Rights Plan
On May 28, 2024, the Board of Directors declared a dividend to the holders of the Company’s common stock outstanding at the close of business on June 7, 2024 (the “Record Date”) of one preferred share purchase right (a “Right”) for each share of common stock. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $8.25 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated May 28, 2024 between the Company and Broadridge Corporate Issuer Solutions, LLC, as rights agent (the “Rights Agent”).
Initially, the Rights are attached to all common stock certificates outstanding as of the Record Date, and evidenced by such shares being registered in the name of the holder thereof together with the Summary of Rights, and no separate certificates evidencing the Rights (“Right Certificates”) will be issued. The Rights Agreement provides that, until the Distribution Date (as defined below), or earlier expiration or redemption of the Rights, (i) the Rights will be transferred with and only with the common stock, (ii) new Common Share certificates issued after the Record Date or upon transfer or new issuance of common stock will contain a legend incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for common stock outstanding as of the Record Date, even without such legend or a copy of the Summary of Rights, will also constitute the transfer of the Rights associated with the common stock represented by such certificate.
The Rights would separate and begin trading separately from the common stock, and Right Certificates will be caused to evidence the rights on the earlier to occur of (i) the close of business on the tenth (10th) business day after a public announcement that a person or group of affiliated or associated persons (with certain exceptions noted below, an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding common stock and (ii) the close of business on the tenth (10th) business day after the commencement by any person of, or of the first public announcement of the intention of any person to commence, a tender or exchange offer the consummation of which would result in such person becoming the beneficial owner of 15% or more of the outstanding shares of common stock (the earlier of such dates being called the “Distribution Date”). As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (the “Rights Certificates”) will be mailed to holders of record of common stock as of the close of business on the Distribution Date and such separate Rights Certificates alone will evidence the Rights.
“Acquiring Person” shall not include (i) any person who became an “Acquiring Person” as a result of the events described in (i) through (v) of Section 1 of the Rights Agreement, (ii) any Excluded Persons or Grandfathered Persons, each as defined under the Rights Agreement and (iii) any Exempt Persons (as defined below).
The Rights are not exercisable until the Distribution Date. The Rights will expire at the earliest of (i) the close of business on May 28, 2025 or such later date as may be established by the Board of the Company prior to the expiration of the Rights, (ii) the time at which the Rights are redeemed or exchanged by the Company, and (iii) upon the occurrence of certain transactions.
This description of the Rights Agreement herein does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 28, 2024.
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in Note 1. Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and six months ended June 30, 2024 and 2023 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of revenue	56,874	$18,085	108,445	$35,255
Sales and marketing	64,719	29,743	121,207	47,591
General and administrative	273,338	160,047	519,468	320,553
Total stock-based compensation	$394,931	$207,875	$749,120	$403,399
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Unrealized Gain (Loss) on Securities Held	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at December 31, 2023	(250,591)	—	(250,591)
Other comprehensive income (loss)	150,807	(12,302)	138,505
Balance at June 30, 2024	$(99,784)	$(12,302)	$(112,086)

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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(2,194,828)	$(1,033,426)	$(5,460,678)	$(3,839,765)
Weighted average shares outstanding - basic and diluted	16,437,460	15,520,700	16,470,467	15,551,785
Basic and diluted loss per common share	$(0.13)	$(0.07)	$(0.33)	$(0.25)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options	342,779	400,188	342,779	416,195
Restricted stock units	1,446,169	426,467	1,401,721	397,303
Restricted stock	—	—	—	24
Total excluded shares	1,788,948	826,655	1,744,500	813,522

NOTE 12.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Managed Services Revenue	$8,850,463	$10,618,381	$15,547,005	$19,121,135
SaaS Services Revenue	243,353	70,678	499,694	305,646
Total Revenue	$9,093,816	$10,689,059	$16,046,699	$19,426,781

Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $7.2 million and $13.1 million for the three and six months ended June 30, 2024, respectively, is recognized over time. Content revenue, which totaled $1.7 million and $2.4 million during the three and six months ended June 30, 2024, respectively, is recognized at a point in time.

The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue from North America	$7,537,029	$10,035,693	$13,027,444	$18,171,826
Revenue from APAC	445,224	653,366	2,139,422	—
Revenue from Other	1,111,563	—	879,833	1,254,955
Total	$9,093,816	$10,689,059	$16,046,699	$19,426,781

Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	June 30, 2024	December 31, 2023
Accounts receivable, net	$5,617,269	$5,012,373
Contract liabilities (unearned revenue)	7,176,694	8,891,205
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2023 was $8.9 million. Of that balance, $7.6 million was carried to revenue during the first two quarters of 2024. The contract liability balance as of June 30, 2024 was $7.2 million. The Company expects to recognize the associated revenue in 2024. The accounts receivable balance as of December 31, 2023 was $5.7 million. $0.3 million of the outstanding receivables balance from the prior year is still outstanding as of June 30, 2024. The carryforward receivables balance is fully reserved as of June 30, 2024.
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
Remaining Performance Obligations
The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at June 30, 2024 and December 31, 2023, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on June 30, 2024 within the next year.

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

The Company’s income tax expense and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax benefit (expense)	$88,296	$—	$107,078	$—
Effective tax rate	3.9%	—%	1.9%	—%

The Company’s estimated annual effective tax rate for the three and six months ended June 30, 2024 differed from the statutory rate primarily due to changes in the valuation allowance.

NOTE 14.     SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through August 14, 2024 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded the below are subsequent events.

On July 1, 2024 the Company through its subsidiary Hoozu completed the acquisition of 26 Talent, in connection with the Company’s strategic expansion efforts in Asia-Pacific (APAC) region. 26 Talent is a talent management agency. Consideration for the acquisition consisted of cash of $150,000 and contingent consideration in the form of an earn-out. As of the date of this report, an estimate of the fair value of contingent consideration associated with the acquisition was not readily determinable.

On July 24, 2024 the Company completed the acquisition of Reiman Media and Capital, LLC. Reiman Media and Capital, LLC specializes in sports and entertainment. Consideration for the acquisition consisted of cash of $150,000, common stock of $25,000, and contingent consideration in the form of an earn-out. As of the date of this report, an estimate of the fair value of contingent consideration associated with the acquisition was not readily determinable.

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
•shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price; and
•the other risks and uncertainties described in the Risk Factors section of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024.

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
In December 2023, IZEA acquired Zuberance, Inc. (“Zuberance”) and Hoozu Holdings Pty Ltd (“Hoozu), further enhancing its suite of software offerings. Zuberance offers specialized advocate marketing tools, enabling brands to cultivate communities of loyal customers and influencers. The addition of Zuberance’s advocacy marketing solutions enriches IZEA's suite of services, providing clients with tools to amplify brand affinity, generate influential reviews, and gather valuable customer feedback. Hoozu is a leading influencer marketing company in Australia, service a roster of the region’s most innovative brands. With a strategic focus on offering cost-effective, scalable solutions, IZEA continues to set industry standards, ensuring that it remains at the cutting edge of technology and marketing practices while fostering growth in the creator economy.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$9,093,816	$10,689,059	$(1,595,243)	(15)%

Costs and expenses:
Cost of revenue	5,177,600	6,254,517	(1,076,917)	(17)%
Sales and marketing	3,206,979	2,831,949	375,030	13%
General and administrative	3,372,797	3,167,941	204,856	6%
Depreciation and amortization	225,748	110,432	115,316	104%
Total costs and expenses	11,983,124	12,364,839	(381,715)	(3)%
Loss from operations	(2,889,308)	(1,675,780)	(1,213,528)	72%
Other income (expense):
Change in the fair value of digital assets	(26,043)	—	(26,043)	100%
Interest Expense	(1,999)	(3,155)	1,156	(37)%
Other income (expense), net	634,226	645,509	(11,283)	(2)%
Total other income (expense), net	$606,184	$642,354	$(36,170)	(6)%
Net loss before income taxes	$(2,283,124)	$(1,033,426)	$(1,249,698)	121%
Tax benefit	88,296	—	88,296	100%
Net loss	$(2,194,828)	$(1,033,426)	$(1,161,402)	112%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended June 30,
	2024		2023		$ Change	% Change
Managed Services Revenue	8,850,463	97%	10,618,381	99%	$(1,767,918)	(17)%
SaaS Services Revenue	243,353	3%	70,678	1%	172,675	244%
Total Revenue	$9,093,816	100%	$10,689,059	100%	$(1,595,243)	(15)%

Managed Services revenue during the three months ended June 30, 2024 decreased by $1.8 million, or 17% from the same period in 2023. Approximately $3.3 million of the Managed Services revenue during the three months ended June 30, 2023 came from one large customer (the ‘non-recurring customer’) that we parted ways with in 2023. For the quarter ending June 30, 2024, Managed Services revenue from our recurring customer base was $8.9 million. This amount reflects a $1.6 million, or 22%, increase compared to the same period in 2023, when excluding revenues from our non-recurring customer.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. SaaS Service revenue increased to $243,353 during the three months ended June 30, 2024, compared to $70,678 in the same period of 2023. The increase is primarily due to a growing number of licensees but at a lower cost per license.
Cost of Revenue
The cost of revenue for the three months ended June 30, 2024 decreased by $1.1 million, or approximately 17%, compared to the same period in 2023. The decrease is primarily due to the elimination of costs relating to our non-recurring customer, which totaled $3.6 million in the quarter ended June 30, 2023. This was partially offset by increased costs associated with higher revenues from our recurring customer base in the current quarter.

Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2024 increased by $375,030, or approximately 13%, compared to the same period in 2023. This increase is related to increased spend on brand awareness and advertising to drive revenue growth.
General and Administrative
General and administrative expense for the three months ended June 30, 2024 increased by $204,856, or approximately 6%, compared to the same period in 2023. General and administrative expense for the three months ended June 30, 2024 increased primarily due to overall increases in human capital costs, professional fees, and contractor fees.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2024 increased by $115,316, or approximately 104%, compared to the same period in 2023.

Depreciation expense on property and equipment was $26,701 and $27,160 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense decreased slightly due to the disposal of equipment.

Amortization expense was $199,047 and $83,272 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to internal use software developments costs was $124,381 and $83,272 for the three months ended June 30, 2024, and 2023, respectively, due to cumulative adjustments made in the quarter for year-to-date activity. Amortization expense related to intangible assets acquired in the Zuberance and Hoozu acquisitions was $75,709 and $0 for the three months ended June 30, 2024 and 2023, respectively.

Other Income (Expense)

Other income, net, totaled $634,226 during the three months ended June 30, 2024, an decrease of $11,283 compared to the same period in 2023, primarily due to a decrease in the value of digital assets, offset by deferred tax benefit.

Net Loss
Net loss for the three months ended June 30, 2024 was $2.2 million, compared to the net loss of $1.0 million for the same period in 2023. The increase in net loss was a result of the changes discussed above.

Results of Operations for the Six Months Ended June 30, 2024 and 2023
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$16,046,699	$19,426,781	$(3,380,082)	(17)%

Costs and expenses:
Cost of revenue	9,145,575	12,214,679	(3,069,104)	(25)%
Sales and marketing	6,263,270	5,236,500	1,026,770	20%
General and administrative	7,155,883	6,571,549	584,334	9%
Depreciation and amortization	429,934	456,694	(26,760)	(6)%
Total costs and expenses	22,994,662	24,479,422	(1,484,760)	(6)%
Loss from operations	(6,947,963)	(5,052,641)	(1,895,322)	38%
Other income (expense):
Change in the fair value of digital assets	80,116	—	80,116	100%
Interest Expense	(4,000)	(4,719)	719	(15)%
Other income (expense), net	1,304,091	1,217,595	86,496	7%
Total other income (expense), net	1,380,207	1,212,876	167,331	14%
Net loss before income taxes	$(5,567,756)	$(3,839,765)	$(1,727,991)	45%
Tax benefit	$107,078	$—	$107,078	100%
Net Loss	$(5,460,678)	$(3,839,765)	$(1,620,913)	42%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Six Months Ended June 30,
	2024		2023		$ Change	% Change
Managed Services Revenue	$15,547,005	97%	$19,121,135	98%	$(3,574,130)	(19)%
SaaS Services Revenue	499,694	3%	305,646	2%	194,048	63%

Total Revenue	$16,046,699	100%	$19,426,781	100%	$(3,380,082)	(17)%

Managed Services revenue during the six months ended June 30, 2024, decreased by $3.6 million, or 19% from the same period in 2023. Approximately $6.8 million of the Managed Services revenue during the six months ended June 30, 2023 came from the non-recurring customer. Managed Services revenue from our ongoing customer base, which totaled $15.5 million during the six months ended June 30, 2024, increased on the strength of improving demand by $3.3 million, or 26%, from the same period in 2023.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manager their own content workflow and influencer marketing campaigns. SaaS Service revenue increased to $499,694 during the six months ended June 30, 2024, compared to $305,646 in the same period of 2023. The increase is primarily due to a growing number of licensees but at a lower cost per license.
Cost of Revenue
Cost of revenue for the six months ended June 30, 2024 decreased by $3.1 million, or approximately 25%, compared to the same period in 2023. The decrease is primarily due to the elimination of costs relating to our non-recurring customer, which totaled $4.9 million in the six months ended June 30, 2023. This was partially offset by increased costs associated with higher revenues from our recurring customer base in the current period.

Sales and Marketing
Sales and marketing expense for the six months ended June 30, 2024, increased by $1.0 million, or approximately 20%, compared to the same period in 2023. Advertising expense increased over the prior year, with continued efforts to improve customer acquisition, satisfaction, and retention along with brand awareness.
General and Administrative
General and administrative expense for the six months ended June 30, 2024, increased by $0.6 million, or approximately 9%, compared to the same period in 2023. The increase in general and administrative expense was primarily due to increased costs of human capital and higher spend on professional services related to acquisition activities.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2024, decreased by $26.8 thousand, or approximately 6%, compared to the same period in 2023.
Depreciation expense on property and equipment was approximately$53.3 thousand and $45.9 thousand for the six months ended June 30, 2024, and 2023. Depreciation expense increased slightly due to the purchase of additional equipment.
Amortization expense was approximately $0.4 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense related to internal-use software development costs was $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. Amortization on our internal software costs will continue due to the development of Flex and Marketplace in 2024.
Other Income (Expense)
Interest expense totaled $4.0 thousand during the six months ended June 30, 2024, related to fewer acquisitions of laptop computers in 2024, compared to $4.7 thousand in the prior year period.
Other income, net totaled $1.3 million in investment portfolio interest income for the six months ended June 30, 2024, compared to $1.2 million in the prior year period, reflecting interest earned on portfolio investments that began in May 2022.
Net Loss from Operations
Net loss from operations for the six months ended June 30, 2024 was $5.5 million, a $1.6 million increase from the net loss of 3.8 million for the same period in 2023. The increase in net loss was the result of lower revenues and increased operating costs in the current year period.
Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have received increasingly larger and more complex sales orders, which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. During the latter half of 2023, the time between bookings and revenue improved to an average of 7.5 months. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues and could be subject to future adjustments. Managed Services Bookings is useful information as it reflects the number of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended June 30, 2024 and 2023 was $10.3 million and $7.3 million, respectively. Managed Services Bookings for the six months ended June 30, 2024 and 2023 was $19.6 million and $13.4 million, respectively.
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended June 30,
	2024		2023		$ Change	% Change
Managed Services Gross Billings	$8,850,463	94%	$10,618,381	97%	$(1,767,918)	(17)%

Marketplace Spend Fees	276,776	3%	235,763	2%	41,013	17%
License Fees	195,689	2%	59,225	1%	136,464	230%
Other Fees	42,889	—%	10,139	—%	32,750	323%
SaaS Services Gross Billings	515,354	6%	305,127	3%	210,227	69%

Total Gross Billings	$9,365,817	100%	$10,923,508	100%	$(1,557,691)	(14)%

	Six Months Ended June 30,
	2024		2023		$ Change	% Change
Managed Services Gross Billings	$15,547,005	92%	$19,121,135	93%	$(3,574,130)	(19)%

Marketplace Spend Fees	788,933	5%	1,259,448	6%	(470,515)	(37)%
License Fees	412,689	2%	249,607	1%	163,082	65%
Other Fees	69,118	—%	18,251	—%	50,867	279%
SaaS Services Gross Billings	1,270,740	8%	1,527,306	7%	(256,566)	(17)%

Total Gross Billings	$16,817,745	100%	$20,648,441	100%	$(3,830,696)	(19)%
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,194,828)	$(1,033,426)	$(5,460,678)	$(3,839,765)
Net increase to fair market value of digital assets	26,044	—	(80,115)	—
Non-cash stock-based compensation	394,931	207,875	749,120	403,399
Non-cash stock issued for payment of services	75,000	75,009	150,006	150,009
Interest expense	1,999	3,155	4,000	4,719
Depreciation and amortization	225,748	110,432	429,934	456,694
Tax benefit	$(88,862)	$—	$(107,644)	$—
Adjusted EBITDA	$(1,559,968)	$(636,955)	$(4,315,377)	$(2,824,944)

Revenue	$9,093,816	$10,689,059	$16,046,699	$19,426,781
Adjusted EBITDA as a % of Revenue	(17)%	(6)%	(27)%	(15)%

Liquidity and Capital Resources

Near-Term and Long-Term Liquidity; Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $90.9 million as of June 30, 2024. While we have not achieved profitability, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $44.3 million as of June 30, 2024, as compared to $37.4 million as of December 31, 2023. This increase of $6.9 million is the result of the maturing of certain investments, offset by cash used to fund operating activities.

	Six Months Ended June 30,
	2024	2023
Net cash (used for)/provided by:
Operating activities	$(7,256,857)	$(3,813,842)
Investing activities	14,245,536	11,196,947
Financing activities	(116,508)	(760,845)
Net increase in cash and cash equivalents	$6,872,171	$6,622,260
Net cash used for operating activities was $7.3 million during the six months ended June 30, 2024, primarily due to the continued use to cover operating losses. Net cash provided by investing activities was $14.2 million during the six months ended June 30, 2024, primarily due to the maturity of marketable securities and acquisitions. Net cash used for financing activities during the six months ended June 30, 2024 was $116,508, which consisted of payments on shares withheld for taxes.
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
Financial Condition and Outlook
Since 2020, supply-chain issues, labor disruption, business closures, and, recently, inflationary pressures have impacted our business operations and results. Additionally, the cautious economic outlook of many customers may be affecting marketing budgets as evidenced by the softness in bookings the Company experienced during 2023. We announced in January 2023 that we had begun the process of parting ways with a single large customer that, while having a significant impact on Managed Services revenue growth, carried significantly lower gross margins than our core business. Our business with this customer was completed during the fourth quarter of 2023, including contract liabilities and payment of accounts receivable. While our 2023 quarterly bookings did not reflected the opportunity pipeline growth we’ve experienced, we saw our 2024 first quarter bookings for Managed Services reach a seven-quarter high and our second quarter bookings reach an eight-quarter high, bearing fruit of the evidence of continued demand for influencer marketing services in our pipeline. Despite these bookings taking seven and a half months on average to be fully recognized as revenue, we believe that our core business remains strong. However, these matters, taken together, could have a material adverse impact on our business, results of operations, and financial position in future periods.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2024.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2024, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our management concluded that, as of June 30, 2024, our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of August 9, 2024, we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

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

3.4		Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2011).
3.5		Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024).
3.6
Certificate of Withdrawal of Certificate of Designation filed with the Secretary of State of the State of Nevada effective January 23, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

3.7
Certificate of Amendment filed with the Secretary of State of the State of Nevada effective January 11, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2016).

3.8
Certificate of Change filed with the Secretary of State of the State of Nevada effective June 16, 2023 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-k filed with the SEC)

3.9		Second Amended and Restated Bylaws of IZEA, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2024).
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

4.1
Rights Agreement, dated May 28, 2024, between IZEA Worldwide, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent, which includes the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B, and Form of Rights Certificate as Exhibit C (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 28, 2024).

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

IZEA Worldwide, Inc. a Nevada corporation

August 14, 2024	By:	/s/ Edward H. Murphy
Edward H. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

August 14, 2024	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)