Form 10-Q
period 2024-09-30
IZEA Worldwide, Inc.
filed 2024-11-14
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

1

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

 As of November 8, 2024, there were 16,966,709 shares of our common stock outstanding.

2

IZEA Worldwide, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$45,958,100	$37,446,728
Accounts receivable, net	6,488,379	5,012,373
Prepaid expenses	1,640,517	739,988
Short term investments	8,419,252	17,126,057
Other current assets	212,526	26,257
Total current assets	62,718,774	60,351,403

Property and equipment, net of accumulated depreciation	136,923	205,377
Goodwill	1,263,337	5,280,372
Intangible assets, net	1,654,958	1,749,441
Digital assets	—	162,905
Software development costs, net	2,361,896	2,056,972
Long term investments	—	9,618,996
Total assets	$68,135,888	$79,425,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,276,088	$1,504,348
Accrued expenses	4,074,480	3,083,460
Contract liabilities	9,119,560	8,891,205
Contingent Liability	41,012	114,400
Total current liabilities	14,511,140	13,593,413

Finance obligation, less current portion	18,881	63,419
Deferred purchase price, less current portion	51,015	60,600
Deferred tax liability	265,962	394,646
Total liabilities	14,846,998	14,112,078

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 17,310,106 and 16,602,155, respectively, shares outstanding: 16,922,268 and 16,236,300, respectively.	1,731	1,660
Treasury stock at cost: 387,838 and 365,855 shares at September 30, 2024 and December 31, 2023, respectively	(1,077,568)	(1,019,997)
Additional paid-in capital	154,159,944	152,027,110
Accumulated deficit	(99,673,791)	(85,444,794)
Accumulated other comprehensive income (loss)	(121,426)	(250,591)
Total stockholders’ equity	53,288,890	65,313,388
Total liabilities and stockholders’ equity	$68,135,888	$79,425,466

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$8,831,794	$7,894,901	$24,878,493	$27,321,682

Costs and expenses:
Cost of revenue	5,210,104	4,685,437	14,355,679	16,900,116
Sales and marketing	2,879,320	2,700,301	9,142,590	7,936,801
General and administrative	5,840,027	3,032,759	12,995,910	9,604,308
Impairment of goodwill	4,016,722	—	4,016,722	—
Depreciation and amortization	239,849	117,544	669,783	574,238
Total costs and expenses	18,186,022	10,536,041	41,180,684	35,015,463

Loss from operations	(9,354,228)	(2,641,140)	(16,302,191)	(7,693,781)

Other income (expense):
Change in the fair value of digital assets	(51,702)	—	28,414	—
Interest expense	(1,654)	(1,654)	(5,654)	(6,373)
Other income (expense), net	605,644	659,856	1,909,735	1,877,451
Total other income (expense), net	552,288	658,202	1,932,495	1,871,078

Net loss before income taxes	$(8,801,940)	$(1,982,938)	$(14,369,696)	$(5,822,703)
Tax benefit	33,621	—	140,699	—
Net loss	(8,768,319)	(1,982,938)	(14,228,997)	(5,822,703)

Weighted average common shares outstanding – basic and diluted	16,956,497	15,463,334	17,024,645	15,525,636
Basic and diluted loss per common share	$(0.52)	$(0.13)	$(0.84)	$(0.38)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,768,319)	$(1,982,938)	$(14,228,997)	$(5,822,703)

Other comprehensive income
Unrealized (gain) loss on securities held	(84,855)	(131,198)	(235,662)	(267,478)
Unrealized (gain) loss on currency translation	94,195	—	106,497	—
Total other comprehensive income (loss)	9,340	(131,198)	(129,165)	(267,478)

Total comprehensive income (loss)	$(8,777,659)	$(1,851,740)	$(14,099,832)	$(5,555,225)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, June 30, 2023	15,734,680	1,574	149,646,200	(705,403)	(81,935,199)	(644,515)	66,362,657
Stock purchase plan & option exercise issuances	—	—	—	—	—	—	—
Stock issued for payment of services	34,405	4	74,999	—	—	—	75,003
Stock-based compensation	43,211	4	239,349	—	—	—	239,353
Shares withheld to cover statutory taxes	(14,572)	(2)	(35,043)	—	—	—	(35,045)
Reverse stock split fractional share adjustment	—	—	—	—	—	—	—
Treasury stock	—	—	—	(314,594)	—	—	(314,594)
Unrealized gain on securities held	—	—	—	—	—	131,198	131,198
Net loss	—	—	—	—	(1,982,938)	—	(1,982,938)
Balance, September 30, 2023	15,797,724	1,580	$149,925,505	$(1,019,997)	$(83,918,137)	$(513,317)	$64,475,634

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, June 30, 2024	16,770,418	1,677	152,809,711	(1,019,997)	(90,905,472)	(112,086)	60,773,833
Stock purchase plan & option exercise issuances	5,727	1	6,767	—	—	—	6,768
Stock issued for payment of services	28,748	3	79,054	—	—	—	79,057
Stock-based compensation	650,015	65	1,579,171	—	—	—	1,579,236
Shares withheld to cover statutory taxes	(144,802)	(15)	(314,759)	—	—	—	(314,774)
Treasury stock	—	—	—	(57,571)	—	—	(57,571)
Foreign currency translation adjustment	—	—	—	—	—	(94,195)	(94,195)
Unrealized gain on securities held	—	—	—	—	—	84,855	84,855
Net loss	—	—	—	—	(8,768,319)	—	(8,768,319)
Balance, September 30, 2024	17,310,106	1,731	$154,159,944	$(1,077,568)	$(99,673,791)	$(121,426)	$53,288,890

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	15,603,597	1,560	149,148,248	$—	(78,103,066)	(780,795)	70,265,947
Cumulative Effect Retained Earnings Adjustment (FMV Crypto)	—	—	—	—	7,632	—	7,632
Stock purchase plan & option exercise issuances	4,329	1	7,991	—	—	—	7,992
Stock issued for payment of services	94,202	10	225,002	—	—	—	225,012
Stock-based compensation	110,657	11	642,741	—	—	—	642,752
Shares withheld to cover statutory taxes	(38,850)	(4)	(98,475)	—	—	—	(98,479)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Treasury stock	—	—	—	(1,019,997)	—	—	(1,019,997)
Unrealized gain on securities held	—	—	—	—	—	267,478	267,478
Net loss	—	—	—	—	(5,822,703)	—	(5,822,703)
Balance, September 30, 2023	15,797,724	1,580	$149,925,505	$(1,019,997)	$(83,918,137)	$(513,317)	$64,475,634

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	16,602,155	1,660	152,027,110	(1,019,997)	(85,444,794)	(250,591)	65,313,388
Stock purchase plan & option exercise issuances	9,087	1	12,674	—	—	—	12,675
Stock issued for payment of services	93,133	9	229,054	—	—	—	229,063
Stock-based compensation	801,602	80	2,328,276	—	—	—	2,328,356
Shares withheld to cover statutory taxes	(195,871)	(19)	(437,170)	—	—	—	(437,189)
Treasury stock	—	—	—	(57,571)	—	—	(57,571)
Foreign currency translation adjustment	—	—	—	—	—	(106,497)	(106,497)
Unrealized gain on securities held	—	—	—	—	—	235,662	235,662
Net loss	—	—	—	—	(14,228,997)	—	(14,228,997)
Balance, September 30, 2024	17,310,106	1,731	$154,159,944	$(1,077,568)	$(99,673,791)	$(121,426)	$53,288,890

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,228,997)	$(5,822,703)
Adjustments to reconcile net loss to net cash used for operating activities:
Adjustment to fair market value of digital assets	(28,414)	—
Depreciation	80,079	72,529
Amortization	589,704	501,709
Impairment of goodwill	4,016,722	—
Deferred tax benefit	(140,699)	—
Stock-based compensation	2,328,356	642,752
Value of stock issued or to be issued for payment of services	229,063	225,012
(Gain)/Loss on disposal of equipment	—	304
Bad debt	—	50,000
Change in fair value of acquisition costs payable	(6,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,315,142)	(1,070,231)
Prepaid expenses and other current assets	(927,695)	2,847,209
Accounts payable	(243,355)	(506,590)
Accrued expenses	760,434	(76,482)
Contract liabilities	228,356	(2,543,414)
Net cash used in operating activities	(8,657,588)	(5,679,905)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(203,403)	—
Purchase of short term investments	—	(265,887,875)
Proceeds from investment maturities	18,393,134	284,045,266
Purchase of property and equipment	(56,558)	(99,711)
Proceeds from the sale of digital assets	191,318	—
Capitalization of software development costs	(690,901)	(672,053)
Net cash provided by investing activities	17,633,590	17,385,627
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	12,675	7,992
Purchase of treasury stock	(57,571)	(1,019,997)
Payments on shares withheld for statutory taxes	(437,189)	(98,479)
Net cash used in financing activities	(482,085)	(1,110,484)
Effect of exchange rate changes on cash	17,455	—
Net increase in cash and cash equivalents	8,493,917	10,595,238
Cash and cash equivalents, beginning of period	37,446,728	24,600,960
Cash and cash equivalents, end of period	$45,958,100	$35,196,198

Supplemental cash flow information:
Interest paid	$5,654	$6,208

Non-cash financing and investing activities:
Equipment acquired with financing arrangement	$—	$80,843

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
The Company also provides value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing (the “Managed Services”). While the majority of the marketers engage the Company to perform the Managed Services on their behalf, marketers may also access IZEA’s marketplaces to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing the Company’s technology.
Executive Leadership Transition
On September 6, 2024, the Company entered into separation agreements with Edward H. (Ted) Murphy, Chief Executive Officer and Chairman of the Board of Directors, and Ryan S. Schram, President, Chief Operating Officer, and Director. Under the terms of their respective Separation Agreements, both Mr. Murphy and Mr. Schram resigned their Director positions as of September 6, 2024, and their executive positions effective September 15, 2024. Neither resignation stemmed from any disagreement with the Company's management or Board. Concurrently, the Board appointed Patrick J. Venetucci, a Director on the Board as the new Chief Executive Officer. While assuming this new role, Mr. Venetucci will continue to serve as a Director on the Board.
Cooperation Agreement
On September 6, 2024, IZEA Worldwide, Inc. (the "Company") entered into a cooperation agreement (the “Cooperation Agreement”) with GP Cash Management, Ltd., GP Investments, Ltd., Rodrigo Boscolo, and Antonio Bonchristiano (collectively, the "GP Parties"). As part of this agreement, the Company’s Board of Directors (the “Board”) has appointed Mr. Bonchristiano and Mr. Boscolo as directors, filling the vacancies created by the departures of Ted Murphy and Ryan Schram. Mr. Bonchristiano serves on the Compensation Committee, Nominations and Corporate Governance Committee, and the Strategy and Capital Allocation Committee, and Mr. Boscolo serves on the Strategy and Capital Allocation Committee. Also pursuant to this agreement, the Company has established a Strategy and Capital Allocation Committee and agreed to initiate a search for a gender-diverse director candidate, who will be mutually agreed upon by the incumbent and GP Parties.
Basis of Presentation
The accompanying consolidated balance sheet as of September 30, 2024, the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2024.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. The Australian Financial Claims Scheme insures deposits made to the Company’s accounts in Australia up to AUD $250,000. Deposit balances exceeding this limit were approximately $45.1 million and $36.7 million as of September 30, 2024 and December 31, 2023, respectively.
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
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, contract assets, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Contract assets represent amounts owed for work that has been performed but not yet billed. The Company had net trade receivables of $6.5 million, including $6.4 million of accounts receivable and contract assets of $93,584 on September 30, 2024. The Company had net trade receivables of $5.0 million, including $4.9 million of accounts receivable and contract assets of $83,697 at December 31, 2023.
Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. We assess collectability risk both generally and by specific aged invoices. Our loss history informs a general reserve percentage, which we apply to all invoices less than 90 days from the invoice due date, currently 1% of the outstanding balance. The general reserve, which we update periodically, recognizes that some invoices will likely become a collection risk. When an invoice ages 90 days past its due date, we consider each invoice to determine a reserve for collectability based on our prior history and recent communications with the customer, to determine a reserve amount. Generally, our reserve for such aged invoices will approach 100% of the invoice amount.
The Company had a reserve for doubtful accounts of $205,000 as of September 30, 2024, and $205,000 as of September 30, 2023. Management believes that this estimate is reasonable, but there can be no assurance that the estimate will not change due to a change in economic or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense in the three and nine months ended September 30, 2024 and recognized $50,000 in the three and nine months ended September 30, 2023.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had two customers that accounted for more than 10% of total accounts receivable at September 30, 2024 and one customer that

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

accounted for more than 10% of total accounts receivable at December 31, 2023. The Company had one customer that accounted for more than 10% of its revenue during the nine months ended September 30, 2024 and two customers that accounted for more than 10% of its revenue during the nine months ended September 30, 2023.

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
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. The Company has goodwill in connection with its acquisitions of Ebyline, ZenContent, TapInfluence, and Hoozu. Goodwill is not amortized but instead tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.
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
The Company performs its annual impairment tests of goodwill as of October 1 each year, or more frequently if certain indicators are present. In September 2024, the Company identified a triggering event related to the changes in executive management and Board level changes, including the Cooperation Agreement, and performed an interim assessment of Goodwill, as described in “Note 5 Intangible Assets.”
Intangible Assets
The Company acquired the majority of its intangible assets through its acquisitions of Ebyline, ZenContent, TapInfluence, and Hoozu. The Company amortizes identifiable intangible assets over periods of 12 to 60 months. See “Note 5 Intangible Assets” for further details.
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
A cumulative effect adjustment to retained earnings was recognized as of January 1, 2023 for $7,632. This adjustment brought the carrying value in line with the fair market value as of December 31, 2022. Adjustments were recognized for all quarterly reporting periods for 2023 as of December 31, 2023 to restate the carrying value at the end of each period for the Company’s digital assets, as described in “Note 5 Intangible Assets.”
In September 2024, the Company sold all of its digital assets for total proceeds of $190,170, net of de minimis fees. As of September 30, 2024, the Company no longer held any Bitcoin or Ethereum, as all digital assets were sold during the period.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company did not recognize any impairment of digital assets during the three and nine months ended September 30, 2024, and 2023.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, calculated as the difference between the asset’s fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. The Company did not recognize any impairment charges associated with the Company’s acquired intangible assets in the three and nine months ended September 30, 2024 and 2023.
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements (“CCAs”). These software developments, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. See “Note 6 Software Development Costs” for further details.
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
Revenue Recognition
The Company generates revenue from four primary sources: (1) revenue from its managed services when a marketer (typically a brand, agency, or partner) pays the Company to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); (2) revenue from fees charged to software customers on their marketplace spend within the Company's platforms (“Marketplace Spend Fees”); (3) revenue from license and subscription fees charged to access our platforms (“License Fees”); and, (4) revenue from other fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of the Company's platforms (“Other Fees”).
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
Other Fees Revenue
Other Fees Revenue is generated when fees are charged to the Company’s platform users primarily related to monthly plan fees, which are recognized within the month they relate to.
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs for the three months ended September 30, 2024 and 2023 were approximately $0.6 million and $0.7 million, respectively. Advertising costs charged to operations for the nine months ended September 30, 2024, and 2023 were approximately $2.1 million and $2.0 million, respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of September 30, 2024, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 3 - Financial Instruments of Notes to the Consolidated Financial Statements.
Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended, (the “2011 Equity Incentive Plan”), and the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan” (see “Note 10 Stockholder’s Equity”) is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. The Company uses the risk-free interest rate on the

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
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
The Company may issue shares of restricted stock or restricted stock units (“RSUs”) that vest over future periods. The value of shares is recorded as the fair value of the stock or units upon the issuance date and is expensed on a straight-line basis over the vesting period. See “Note 10 Stockholder’s Equity” for additional information related to these shares.
On November 30, 2023, the IZEA Board of Directors adopted the Inducement Plan to accommodate equity grants to new employees hired by IZEA in connection with acquisition transactions, including the Hoozu acquisition. Under the Inducement Plan, IZEA may grant, subject to certain requirements, RSUs, including performance-based and time-based RSUs, covering up to a total of 1,800,000 shares of IZEA common stock to new employees of IZEA or its subsidiaries. See “Note 10 Stockholder’s Equity” for additional information related to shares issued under both plans.
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
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. As of September 30, 2024, the Company has ensured that acquired businesses contract assets and contract liabilities have been accounted for in accordance with ASC 2021-08.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

Gross Purchase Consideration
12/1/2023
Cash paid at closing	$595,411
Stock issued at closing	1,746,535
First deferred purchase price installment (1)	114,400
Second deferred purchase price installment (1)	60,600
Total estimated consideration	$2,516,946

(1) The Company’s acquisition of Hoozu on December 1, 2023, included four equal contingent cash consideration payments totaling $396,940, with twelve-month measurement periods ending December 31, 2024 and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation thresholds for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the fair value of these contingent payments, using Monte Carlo simulation methods, to be $175,000 at the acquisition date, subject to periodic adjustment until both measurement periods are completed. During the quarter that ended June 30, 2024, the Company determined that based upon the lag behind Hoozu’s revenue and profitability growth, achieving the deferred purchase price targets for both 2024 and 2025 is not probable and accordingly reduced these installment balances to their expected payout value. The Company affirmed its probability assessment as of September 30, 2024.
The table below presents the fair values on December 1, 2023, allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for Hoozu are complete. The fair values are presented in the following table:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Provisional Fair Value
12/1/2023
Accounts receivable	$419,336
Prepaid expenses	15,750
Property and equipment, net	9,033
Intangible assets
Tradename	668,000
Customer list	935,000
Goodwill	1,265,155
Deferred tax liability	(400,750)
Accounts payable	(718,515)
Current liabilities	(930,655)
Purchase consideration, excluding cash received	$1,262,354
Plus: cash received	1,254,592
Total purchase consideration	$2,516,946
Accounts receivable shown in the table above represent their gross amount, which approximates the fair value, and are expected to be collected in full. The significant fair value estimates included in the allocation of purchase price are discussed below.
The Company has determined that the fair value is $0 as of September 30, 2024. This valuation reflects substantial adverse changes in Hoozu’s financial condition and projected outlook, resulting in a complete reduction of its recorded value.
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
As of June 30, 2024, the Company reassessed the fair value of the contingent performance-based consideration related to the earnout provision of the acquisition of Hoozu. Based on actual performance to date, and revised projections of Hoozu’s business performance, it was determined that the contingent milestones were no longer probable of being achieved. Consequently, the contingent liability was adjusted to the expected payout value, resulting in a gain of $175,000 recognized as a reduction to general and administrative expense in the consolidated statements of income. This adjustment reflects our updated expectation of future performance and aligns with the requirements of ASC 805, which expectations were affirmed as of September 30, 2024.
Privatization of Hoozu Holdings, Ltd
On March 27, 2024, Hoozu Holdings, Ltd was privatized and restructured to become Hoozu Holdings Pty, Ltd. This administrative change reflects a desire to streamline financial operations.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

26 Talent
On July 1, 2024, the Company, through its subsidiary Hoozu, completed the acquisition of 26 Talent, in connection with the Company’s strategic expansion efforts in Asia-Pacific (APAC) region. 26 Talent is a talent management agency. Consideration for the acquisition consisted of cash of $150,000 and contingent consideration totaling up to $120,000, with twelve-month measurement periods ending July 31, 2025, and 2026. The contingent payments are based on meeting minimum Revenue thresholds for each measurement period. The contingent payments are hit-or-miss. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities to be assumed to be recognized on the balance sheet at their fair market value as of the acquisition date.

Gross Purchase Considerations
07/1/2024
Cash paid at closing	$150,000
First deferred purchase price installment(1)	38,000
Second deferred purchase price installment(1)	48,000
Total estimated consideration	$236,000
(1)The Company’s acquisition of 26 Talent on July 1, 2024, included two equal contingent cash consideration payments totaling up to $120,000, with twelve-month measurement periods ending July 31, 2025 and 2026. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Deprecation thresholds for each measurement period. The contingent payments are hit-or-miss. The Company determined the fair value of these contingent payments, using Monte Carlo simulation methods, to be $86,000 at the acquisition date, subject to periodic adjustment until both measurement periods are complete.
The table below presents the provisional fair values on July 1, 2024, allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for 26 Talent are provisional. The fair values are presented in the following table:

Preliminary Purchase Price Allocation
Accounts receivable	$146,857
Prepaid expenses	8,480
Customer list	162,575
Accounts payable	(14,590)
Current liabilities	(159,716)
Purchase consideration, excluding cash received	$143,606
Plus cash received	92,394
Total purchase consideration	$236,000
Accounts receivable shown in the above table represent their gross amount, which approximates the fair value, and are expected to be collected in full. The significant fair value estimates included in the provisional allocation of purchase price are discussed below.
Other Intangible Assets
Other intangible assets with definite lives include acquired customer relationships of $0.2 million. The preliminary customer-related intangible assets’ fair value was determined by using the income approach. Acquired customer relationships generally have useful lives of 10 years, unless shorter periods are warranted, and are amortized to operating costs on an accelerated basis.
Contingent Liability
Contingent liability purchase price installments, which total $120,000 based on meeting certain revenue and EBITDA milestones for 2025 and 2026, were recorded at their fair value of $86,000 at the acquisition date. The contingent liability value is subject to periodic adjustment until both measurement dates are completed. The fair value of the contingent liability value was increased to $92,000 in the three months ended September 30, 2024.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Other
On July 24, 2024 the Company entered into an agreement with The Reiman Agency (“TRA”) and subsequently terminated this agreement, effective September 30, 2024. All consideration paid to TRA upon closing will be returned, and the inducement grant issued in connection with Mr. Reiman’s employment was forfeited, including a termination fee. The operating results of TRA, which are immaterial, are included in the Company’s operating results for the quarter ended September 30, 2024.

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
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of September 30, 2024:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)
Cash and cash equivalents	$4,869,228	$—	$—	$4,869,228	$4,869,228	$—
Level 1 (2)
Commercial paper		—	—	—	—	—
Money market funds	41,088,872	—	—	41,088,872	41,088,872	—
US Treasury securities	1,009,767	—	(8,670)	1,001,097	—	1,001,097
Subtotal	42,098,639	—	(8,670)	42,089,969	41,088,872	1,001,097
Level 2 (3)
Asset back securities	1,245,068	15,828	(257)	1,260,639	—	1,260,639
Corporate debt securities	6,179,346	—	(21,830)	6,157,516	—	6,157,516
Subtotal	7,424,414	15,828	(22,087)	7,418,155	—	7,418,155
Total	$54,392,281	$15,828	$(30,757)	$54,377,352	$45,958,100	$8,419,252
(1) Current Marketable Securities have a holding period under one year.
(2) Level 1 fair value estimates are based on quoted prices in active markets for identical assets and liabilities.
(3) Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets and liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company recognized a gain of $1,802 and a loss of $3,257 for the three and nine months ended September 30, 2024, and recognized gains of $0 and $104 for the three and nine months ended September 30, 2023, respectively. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	As of September 30, 2024	As of December 31, 2023
Due in 1 year or less	$8,419,252	$17,126,057
Due in 1 year through 5 years	—	9,618,996
Total	$8,419,252	$26,745,053
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	September 30, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$45,958,100	$—	$37,446,728	$—
Government bonds	1,001,097	(8,670)	6,939,713	(79,840)
Corporate debt securities	6,157,516	(21,830)	16,196,931	(124,431)
Asset backed securities	1,260,639	15,571	3,608,409	(46,320)
Total	$54,377,352	$(14,929)	$64,191,781	$(250,591)
During the three and nine months ended September 30, 2024, the Company did not recognize any credit losses and had no ending allowance balance for credit losses.

NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	290,934	281,950
Total	329,288	320,304
Less accumulated depreciation	(192,365)	(114,927)
Property and equipment, net	$136,923	$205,377
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $26,821 and $26,583 for the three months ended September 30, 2024 and 2023, respectively, and was $80,079 and $72,529 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5.     INTANGIBLE ASSETS

Definite Lived Intangible Assets

Definite lived intangible assets, net of amortization as of September 30, 2024 and December 31, 2023 totaled $1.7 million and $1.7 million, respectively.

	September 30, 2024			December 31, 2023
	Balance	Accumulated Amortization	Net Book Value	Balance	Accumulated Amortization	Net Book Value	Useful Life in years
Trade names	$668,169	$74,925	$593,244	$668,000	$5,567	$662,433	10
Customer lists
Hoozu	935,234	106,794	828,440	935,000	7,791	927,209	10
Zuberance	162,508	36,113	126,395	162,508	2,709	159,799	5
26 Talent	109,619	2,740	106,879	—	—	—	10.0
Total definite-lived intangible assets	$1,875,530	$220,572	$1,654,958	$1,765,508	$16,067	$1,749,441
Total intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consists of the following:

	September 30, 2024	December 31, 2023
Hoozu intangible assets	$1,603,403	$1,603,000
Zuberance intangible assets	162,508	162,508
26 Talent intangible assets	109,619	—
Total	$1,875,530	$1,765,508
Less accumulated amortization	(220,572)	(16,067)
Intangible assets, net	$1,654,958	$1,749,441
As of September 30, 2024, future estimated amortization expense related to identifiable assets is set forth in the following schedule:

Future Amortization of Intangible Assets	Amount
Remainder of 2024	80,402
2025	271,827
2026	246,576
2027	221,324
2028	196,073
2029+	638,756
Total	$1,654,958
There were no impairment charges associated with the Company’s identifiable intangible assets, other than digital assets, in the nine months ended September 30, 2024, and 2023.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $203,728 and $0 for the nine months ended September 30, 2024 and 2023, respectively.
Digital Assets
In September 2024, the Company sold all of its digital assets for total proceeds of $190,170, net of de minimis fees.
As of September 30, 2024, the Company no longer held any Bitcoin or Ethereum, as all digital assets were sold during the period. The Company recorded a loss of $51,703 and a gain $28,412 for the three and nine months ended September 30, 2024, respectively.
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
Goodwill
The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2022	$4,016,722
Acquisitions during 2023	1,265,155
Currency translation adjustment	$(1,505)
Balance on December 31, 2023	$5,280,372
Impairment of goodwill	(4,016,722)
Currency translation adjustment	(313)
Balance on September 30, 2024	$1,263,337
The Company completed its acquisition of Hoozu on December 1, 2023. While Hoozu’s business is reported together with our Managed Services business, it will be treated as a separate component for Goodwill impairment testing.
The Company performs an annual impairment assessment of goodwill on October 1 each year or more frequently, if certain indicators are present. In September 2024, the Company identified a triggering event related to the changes in executive management and Board level changes, including the Cooperation Agreement. The Company performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of the Company’s IZEA reporting segment as of September 30, 2024, exceeded the fair value. As a result of the valuation, the Company recorded a $4 million impairment of goodwill in the three and nine months ended September 30, 2024. The Company also performed a qualitative assessment of the carrying value of its Hoozu reporting unit, which did not indicate impairment as of September 30, 2024.

NOTE 6.     SOFTWARE DEVELOPMENT COSTS

Software development costs consist of the following:

	September 30, 2024	December 31, 2023
Software development costs	$6,081,303	$5,390,403
Less accumulated amortization	(3,719,407)	(3,333,431)
Software development costs, net	$2,361,896	$2,056,972

In 2022, the Company began developing two new web-based influencer marketing platforms, IZEA Flex and Marketplace, to replace IZEAx and Shake, respectively. IZEAx was sunset in mid-2023, and Shake was sunset in Q4 of 2022. The Company capitalized software development costs of $253,749 and $690,901 during the three and nine months ended September 30, 2024, respectively. The Company capitalized software development costs of $234,176 and $672,053 during the three and nine months ended September 30, 2023, respectively. As a result, the Company has capitalized a total of $6.1 million in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of September 30, 2024.
The Company amortizes its software development costs, commencing upon initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service, or its actual useful life, if shorter. The Company recorded amortization expense associated with its capitalized software development cost of $133,290 and $90,961 during the three months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense associated with its capitalized software development cost of $385,976 and $501,708 during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2024	132,693
2025	616,287
2026	610,539
2027	576,503
2028	307,476
2029	118,398
Total	$2,361,896

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2024		December 31, 2023
Accrued payroll liabilities	$2,227,765		$2,153,617
Accrued taxes	175,629		253,677
Current portion of finance obligation	59,386		59,386
Accrued other	1,611,700	(1)	616,780
Total accrued expenses	$4,074,480		$3,083,460
(1) During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their separation agreements and the payments they are entitled to receive, a severance amount of $825,000 was accrued.

NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 8%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $78,267 and $122,805 as of September 30, 2024 and December 31, 2023, respectively, with the short-term portion of $59,386 and $59,386 recorded under accrued expenses in the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $5,654 and $6,373 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the future contractual maturities of the Company’s long-term payment obligations by year are set forth in the following schedule:

2024	$14,847
2025	56,683
2026	6,737
Total	$78,267

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Deferred Purchase Price
The Company’s acquisition of Hoozu on December 1, 2023 included four equal contingent cash consideration payments totaling $396,940, with twelve-month measurement periods ending December 31, 2024 and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation thresholds for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the initial fair value of these contingent payments to be $175,000, subject to quarterly adjustment until both measurement periods are completed.
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
The Company’s acquisition of 26 Talent through its subsidiary Hoozu on July 1, 2024, included two equal contingent cash consideration payments totaling $120,000, with twelve-month measurement periods ending July 31, 2025, and 2026. The contingent payments are based on meeting minimum Revenue thresholds for each measurement period. The contingent payments are hit-or-miss. The Company determined the fair value of these contingent payments to be $86,000 at the acquisition date, subject to periodic adjustment until both measurement periods are completed. On September 30, 2024, the accreted fair value of the earnout payments was $92,000.
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of September 30, 2024.
Retirement Plans
The Company offers a 401(k) plan to all of its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service, or fully vest upon the age of 60. Total expense for employer matching contributions during the three and nine months ended September 30, 2024 and 2023 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of revenue	$18,741	$16,752	$60,941	$61,028
Sales and marketing	28,713	18,384	88,943	51,800
General and administrative	38,397	39,136	130,999	116,963
Total contribution expense	$85,851	$74,272	$280,883	$229,791
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
On June 28, 2024, the Company announced that its Board of Directors had authorized a $10.0 million share repurchase program of the Company’s common stock. The repurchase program is subject to market conditions and the Company’s inside trading windows. As of September 30, 2024, 21,983 shares had been repurchased under the program with an average price per share of $2.5955, for a total of $57,057.
On September 30, 2024, the Company entered into an agreement adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The agreement, which assists the Company in implementing its stock repurchase programs, provides for the purchase of up to $9.9 million, the remaining amount under its $10.0 million share repurchase program. Purchases may commence on November 1, 2024, and terminate on the earliest of May 15, 2025, until the aggregate number of shares are repurchased or upon certain other events. Purchases will be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management.
Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2023 Annual Meeting of Stockholders held on October 17, 2023, to increase the number of plan shares by 1,800,000 shares, from 1,875,000 to 3,675,000 shares. As of September 30, 2024, the Company had 354,775 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
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
In the three and nine months ended September 30, 2024, the Company issued its seven independent directors a total of 28,748 and 93,133 shares of restricted common stock, respectively, with an aggregate grant date valuation of $229,063 for their service as directors of the Company. Approximately $75,000 worth of shares are granted on the last day of each quarter and vest immediately.
The following table contains summarized information about restricted stock issued during the year ended December 31, 2023 and the nine months ended September 30, 2024:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	72	$5.36	0.3
Granted	131,520	2.28
Vested	(131,592)	2.28
Nonvested at December 31, 2023	—	$—	0.0
Granted	93,133	2.46
Vested	(93,133)	2.46
Nonvested at September 30, 2024	—	$—	0.0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expense recognized on restricted stock issued to directors for services was $79,057 and $75,003 during the three months ended September 30, 2024, and 2023, respectively and $229,063 and $225,012 during the nine months ended September 30, 2024, and 2023, respectively. There was no expense recognized on restricted stock issued to employees during the three months ended September 30, 2024, and 2023, respectively and $0 and $376 during the nine months ended September 30, 2024, and 2023, respectively.

On September 30, 2024, the fair value of the Company’s common stock was approximately $2.75 per share and the intrinsic value on the non-vested restricted stock was $0. Future compensation expense related to issued, but non-vested, restricted stock awards as of September 30, 2024, is $0.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the nine months ended September 30, 2024, the Company issued a total of 804,800 restricted stock units initially valued at $1,843,989 to non-executive employees as additional incentive compensation. The restricted stock units vest between 12 and 36 months from issuance.
During the nine months ended September 30, 2024, the Company issued a total of 822,860 restricted stock units initially valued at $1,821,588 to executives as additional incentive compensation. The restricted stock units vest between 12 and 48 months from issuance.
The following table contains summarized information about restricted stock units during the year ended December 31, 2023 and the nine months ended September 30, 2024:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	329,070	$3.79	2.5
Granted	870,191	2.38
Vested	(163,085)	3.55
Forfeited	(73,327)	3.18
Nonvested at December 31, 2023	962,849	$2.60	2.5
Granted	1,627,660	2.25
Vested(1)	(790,560)	2.54
Forfeited	(282,798)	2.41
Nonvested at September 30, 2024	1,517,151	$2.29	1.4
(1) During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their separation agreements, all outstanding equity awards, including stock options and restricted stock units (RSUs), held by the departing executives vested immediately upon separation, resulting in the vesting of 523,683 RSUs.
Expense recognized on restricted stock units issued to employees was $1,502,854 and $183,665 during the three months ended September 30, 2024 and 2023, respectively and $2,153,453 and $464,964 during the nine months ended September 30, 2024 and 2023, respectively. On September 30, 2024, the fair value of the Company’s common stock was approximately $2.75 per share and the intrinsic value on the non-vested restricted units was $4,172,165. Future compensation related to the non-vested restricted stock units as of September 30, 2024 is $3,042,415 and it is estimated to be recognized over the weighted-average vesting period of approximately 1.4 years.
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
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2023, and the nine months ended September 30, 2024, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2022	415,562	$11.31	5.3
Exercised	(586)	0.96
Expired	(71,013)	19.99
Forfeited	(362)	7.75
Outstanding at December 31, 2023	343,601	$9.53	5.2
Exercised	(6,040)	1.23
Expired	(483)	7.11
Forfeited	(517)	9.19
Outstanding at September 30, 2024	336,561	$9.54	0.6

Exercisable at September 30, 2024	334,535	$9.67	0.6
During the nine months ended September 30, 2024, 6,040 options were exercised for gross proceeds of $13,482. The intrinsic value of the exercised options was $7,974. During the nine months ended September 30, 2023, 0 options were exercised for gross proceeds of $0. The intrinsic value of the exercised options was $0. The fair value of the Company's common stock on September 30, 2024 was approximately $2.75 per share, and the intrinsic value on outstanding options as of September 30, 2024 was $91,849. The intrinsic value of the exercisable options as of September 30, 2024 was $91,849.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2023, and the nine months ended September 30, 2024, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	72,474	$5.80	1.7
Vested	(31,474)	9.53
Forfeited	(14,627)	19.99
Nonvested at December 31, 2023	26,373	$8.83	1.1
Vested	(23,830)	9.69
Forfeited	(517)	9.19
Nonvested at September 30, 2024	2,026	$9.69	0.6
There were outstanding options to purchase 336,561 shares with a weighted average exercise price of $9.54 per share, of which options to purchase 334,535 shares were exercisable with a weighted average exercise price of $9.67 per share as of September 30, 2024.
Expense recognized on stock options issued to employees during the nine months ended September 30, 2024 and 2023 was $171,897 and $172,773, respectively and $75,418 and $53,649 for the three months ended September 30, 2024 and 2023, respectively. Future compensation related to non-vested awards as of September 30, 2024 is $17,481, and it is estimated to be recognized over the weighted-average vesting period of approximately 0.6 years.
No stock options were granted under the 2011 Equity Incentive Plan in the nine months ended September 30, 2024 and 2023.

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
On May 3, 2024, a total of 91,209 inducement shares, originally awarded on December 1, 2023, were forfeited as a result of an individual’s voluntary separation from the Company.
On July 24, 2024, the Board of Directors of IZEA approved a grant of 169,357 time-based RSUs under the Inducement Plan. This grant is intended as an inducement for the employee to join IZEA in connection with the acquisition of TRA.
On September 30, 2024 the grant of 169,357 time-based RSUs was rescinded due to the exit of TRA from IZEA Worldwide, Inc.
As of September 30, 2024, an aggregate of 247,145 performance-based and time-based RSU awards have been granted in conjunction with our acquisitions, none of which have vested.

	Time-Based	Performance Based	Total
Granted	179,355	318,354	497,709
Forfeited	(179,355)	(91,209)	(270,564)
Non-Vested	—	227,145	227,145
Employee Stock Purchase Plan
The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 125,000 shares of the Company’s common stock to employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six-month periods commencing at the beginning of each fiscal year half. Each eligible employee who elects to participate may purchase up to 10% of their annual compensation in common stock, not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2028, unless otherwise terminated by the Board.
The stock compensation expense on ESPP Options was $965 and $2,039 for the three months ended September 30, 2024, and 2023, respectively. The stock compensation expense on ESPP options was $3,006 and $4,638 for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, there were 77,931 remaining shares of common stock available for future issuance under the ESPP.
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
Initially, the Rights are attached to all common stock certificates outstanding as of the Record Date, and evidenced by such shares being registered in the name of the holder thereof together with the Summary of Rights (as defined in the Rights

Agreement), and no separate certificates evidencing the Rights (“Right Certificates”) will be issued. The Rights Agreement provides that, until the Distribution Date (as defined below), or earlier expiration or redemption of the Rights, (i) the Rights will be transferred with and only with the common stock, (ii) new common share certificates issued after the Record Date or upon transfer or new issuance of common stock will contain a legend incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for common stock outstanding as of the Record Date, even without such legend or a copy of the Summary of Rights, will also constitute the transfer of the Rights associated with the common stock represented by such certificate.
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
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in “Note 1 Company and Summary of Significant Accounting Policies.” Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and nine months ended September 30, 2024 and 2023 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of revenue	82,608	$24,202	191,053	$59,457
Sales and marketing	50,567	44,761	171,774	92,352
General and administrative(1)	1,446,061	170,390	1,965,529	490,943
Total stock-based compensation	$1,579,236	$239,353	$2,328,356	$642,752
(1) During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their separation agreements, all outstanding equity awards, including stock options and restricted stock units (RSUs), held by the departing executives vested immediately upon separation, resulting in an additional $1.1 million in stock expense being recognized.

Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024, and 2023, respectively, was as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30	$(99,784)	$(12,302)	$(112,086)	$(644,515)	$—	$(644,515)
Other comprehensive income (loss)	84,855	(94,195)	(9,340)	131,198	—	131,198
Balance at September 30	$(14,929)	$(106,497)	$(121,426)	$(513,317)	$—	$(513,317)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at December 31	$(250,591)	$—	$(250,591)	$(780,795)	$—	$(780,795)
Other comprehensive income (loss)	235,662	(106,497)	129,165	267,478	—	267,478
Balance at September 30	$(14,929)	$(106,497)	$(121,426)	$(513,317)	$—	$(513,317)

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(8,768,319)	$(1,982,938)	$(14,228,997)	$(5,822,703)
Weighted average shares outstanding - basic and diluted	16,956,497	15,463,334	17,024,645	15,525,636
Basic and diluted loss per common share	$(0.52)	$(0.13)	$(0.84)	$(0.38)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options	336,561	344,401	336,561	310,815
Restricted stock units	1,693,080	590,250	1,498,841	461,615
Restricted stock	—	—	—	—
Total excluded shares	2,029,641	934,651	1,835,402	772,430

NOTE 12.    REVENUE

The Company has consistently applied its accounting policies with respect to revenue to all periods presented in the consolidated financial statements contained herein. The following table illustrates the Company’s revenue by product service type:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Managed Services Revenue	$8,625,924	$7,837,725	$24,172,929	$26,958,860
SaaS Services Revenue	205,870	57,176	705,564	362,822
Total Revenue	$8,831,794	$7,894,901	$24,878,493	$27,321,682

Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $7.6 million and $20.8 million for the three and nine months ended September 30, 2024, respectively, is recognized over time. Content revenue, which totaled $1.0 million and $3.4 million during the three and nine months ended September 30, 2024, respectively, is recognized at a point in time.

The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue from North America	$7,534,435	$7,030,759	$20,561,879	$25,202,585
Revenue from APAC	1,203,702	—	3,343,124	—
Revenue from Other	93,657	864,142	973,490	2,119,097
Total	$8,831,794	$7,894,901	$24,878,493	$27,321,682
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	September 30, 2024	December 31, 2023
Accounts receivable, net	$6,488,379	$5,012,373
Contract liabilities (unearned revenue)	9,119,560	8,891,205
The Company does not typically engage in contracts that are longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2023 was $8.9 million. Of that balance, $8.0 million was carried to revenue during the first three quarters of 2024. The contract liability balance as of September 30, 2024 was $9.1 million. The Company expects to recognize the associated revenue during the next twelve months. The accounts receivable balance as of December 31, 2023 was $6.6 million. $0.2 million of the outstanding receivables balance from the prior year is still outstanding as of September 30, 2024. The carryforward receivables balance is fully reserved as of September 30, 2024.
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
Remaining Performance Obligations
Due to most of the Company’s contracts being one year or less in length. As such, the remaining performance obligations at September 30, 2024 and December 31, 2023, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue on September 30, 2024 within the next year.

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

The Company’s income tax expense and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax benefit (expense)	$33,621	$—	$140,699	$—
Effective tax rate	0.4%	—%	1.0%	—%

The Company’s estimated annual effective tax rate for the three and nine months ended September 30, 2024 differed from the statutory rate primarily due to changes in the valuation allowance.

NOTE 14.     SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through November 14, 2024 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements. The Company has concluded the below that no subsequent event has occurred that requires disclosure.

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

IZEA Flex is the Company’s flagship enterprise solution for influencer marketing, designed to meet the industry's evolving demands and users’ feedback for more flexibility and customization. IZEA Flex, which has succeeded IZEAx, empowers marketers to conduct influencer collaborations across any platform with enhanced operational organization and data tracking capabilities. The platform boasts a suite of core modules, including Discover, ContentMine, and ShareMonitor, which together provide a comprehensive toolkit for optimizing influencer marketing campaigns. IZEA Flex is distinguished by its ability to quantify the ROI of marketing efforts at scale, complemented by the introduction of AI-powered tools that streamline content customization and creative campaign ideation.
On July 1, 2024, Hoozu acquired 26 Talent, a notable Australian talent management agency. 26 Talent is well-known for its exceptional representation of leading influencers and creators, providing comprehensive talent management and innovative marketing solutions. Post-acquisition, the agency will be integrated into Huume, Hoozu’s talent representation division.This acquisition strategically enhances Hoozu’s capabilities and extends its presence in the Asia-Pacific (APAC) region, consistent with IZEA’s global mergers and acquisitions strategy.
On September 6, 2024, the Company entered into separation agreements with Edward H. (Ted) Murphy, Chief Executive Officer and Chairman of the Board of Directors, and Ryan S. Schram, President, Chief Operating Officer, and Director. Under the terms of their respective Separation Agreements, both Mr. Murphy and Mr. Schram resigned their Director positions as of September 6, 2024, and their executive positions effective September 15, 2024, with neither resignation stemming from any disagreement with the Company's management or Board. Concurrently, the Board appointed Patrick J. Venetucci, a Director on the Board, as the new Chief Executive Officer. Mr. Venetucci will continue to serve in his Director capacity.
On September 6, 2024, the Company entered into a Cooperation Agreement with GP Cash Management, Ltd., GP Investments, Ltd., Rodrigo Boscolo, and Antonio Bonchristiano (collectively, the “GP Parties”). As part of the Cooperation Agreement, the Company’s Board of Directors has appointed Mr. Bonchristiano and Mr. Boscolo as directors, filling the vacancies created by the departures of Ted Murphy and Ryan Schram. One of the new directors will serve on the Compensation Committee and the other on the Nominations and Corporate Governance Committee.
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
Sales and Marketing
Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel, and miscellaneous departmental costs for our marketing, sales, and sales support personnel. They also include marketing expenses such as brand marketing, public relations events, trade shows, marketing materials and travel expenses.

General and Administrative
Our general and administrative (“G&A”) expense consists primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs and miscellaneous departmental costs related to our executive, finance, legal, human resources and other administrative personnel. It also includes travel, public company, investor relations expenses, accounting, legal professional services fees, leasehold facilities and other corporate-related expenses.
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
Other Income. Other income consists primarily of interest income for interest earned on investments.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$8,831,794	$7,894,901	$936,893	12%

Costs and expenses:
Cost of revenue	5,210,104	4,685,437	524,667	11%
Sales and marketing	2,879,320	2,700,301	179,019	7%
General and administrative	5,840,027	3,032,759	2,807,268	93%
Impairment of goodwill	4,016,722	—	4,016,722	100%
Depreciation and amortization	239,849	117,544	122,305	104%
Total costs and expenses	18,186,022	10,536,041	7,649,981	73%
Loss from operations	(9,354,228)	(2,641,140)	(6,713,088)	254%
Other income (expense):
Change in the fair value of digital assets	(51,702)	—	(51,702)	100%
Interest Expense	(1,654)	(1,654)	—	—%
Other income (expense), net	605,644	659,856	(54,212)	(8)%
Total other income (expense), net	$552,288	$658,202	$(105,914)	(16)%
Net loss before income taxes	$(8,801,940)	$(1,982,938)	$(6,819,002)	344%
Tax benefit	33,621	—	33,621	100%
Net loss	$(8,768,319)	$(1,982,938)	$(6,785,381)	342%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended September 30,
	2024		2023		$ Change	% Change
Managed Services Revenue	$8,625,924	98%	$7,837,725	99%	$788,199	10%
SaaS Services Revenue	205,870	2%	57,176	1%	148,694	260%
Total Revenue	$8,831,794	100%	$7,894,901	100%	$936,893	12%

Managed Services revenue during the three months ended September 30, 2024 increased by $0.8 million, or 10% from the same period in 2023. During the three months ended September 30, 2023, approximately $0.9 million of Managed Services revenue was generated from one large customer (the “non-recurring customer”) with whom we ended our relationship with in 2023. For the quarter ending September 30, 2024, Managed Services revenue from our recurring customer base was $8.6 million, reflecting a $1.7 million, or 25%, increase compared to the same period in 2023, excluding revenues from the non-recurring customer.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. SaaS Service revenue increased to $205,870 during the three months ended September 30, 2024, compared to $57,176 in the same period of 2023. The increase is mainly attributable to a higher number of licensees, partly offset by a lower price per license in the current period.
Cost of Revenue
The cost of revenue for the three months ended September 30, 2024 increased by $0.5 million, or approximately 11%, compared to the same period in 2023. The increase is primarily driven by higher costs associated with increased revenues from our recurring customer base this quarter.

Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2024 increased by $179,019, or approximately 7%, compared to the same period in 2023. This increase is related to overall compensation costs, partially offset by lower spend on marketing programs.
General and Administrative
General and administrative expense for the three months ended September 30, 2024 increased by $2.8 million, or approximately 93%, compared to the same period in 2023. General and administrative expense for the three months ended September 30, 2024. The increase in expenses during the quarter was primarily driven by higher human capital costs associated with accrued severance costs related to the departure of two company executives. These costs included accruals for severance payments, accelerated vesting of equity awards, and other severance-related benefits. Additionally, the company incurred increased professional fees related to the Cooperation Agreement and transition, as well as contractor expenses.
Impairment of Goodwill
In September 2024, we identified a triggering event related to the changes in executive management and Board level changes, including the Cooperation Agreement. We performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of the Company’s IZEA reporting segment as of September 30, 2024, exceeded the fair value. As a result of the valuation, the Company recorded a $4.0 million impairment of goodwill related to our prior IZEA acquisitions in the three months ended September 30, 2024. The Company also performed a qualitative assessment of the carrying value of its Hoozu reporting unit, which did not indicate impairment as of September 30, 2024.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2024 increased by $122,305, or approximately 104%, compared to the same period in 2023.

Depreciation expense on property and equipment was $26,821 and $26,583 for the three months ended September 30, 2024 and 2023, respectively.

Amortization expense was $213,028 and $90,961 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to internal use software developments costs was $133,290 and $90,961 for the three months ended September 30, 2024, and 2023, respectively, due to the launch of additional capitalized software projects with higher associated costs. Amortization expense related to intangible assets acquired in the Zuberance and Hoozu acquisitions was $79,738 and $0 for the three months ended September 30, 2024 and 2023, respectively.

Other Income (Expense)

Other income, net, totaled $605,644 during the three months ended September 30, 2024, a decrease of $54,212 compared to the same period in 2023, primarily from investment portfolio interest income.

Net Loss
Net loss for the three months ended September 30, 2024 was $8.8 million, compared to the net loss of $2.0 million for the same period in 2023. The increase in net loss was a result of the changes discussed above.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$24,878,493	$27,321,682	$(2,443,189)	(9)%

Costs and expenses:
Cost of revenue	14,355,679	16,900,116	(2,544,437)	(15)%
Sales and marketing	9,142,590	7,936,801	1,205,789	15%
General and administrative	12,995,910	9,604,308	3,391,602	35%
Impairment of goodwill	4,016,722	—	4,016,722	100%
Depreciation and amortization	669,783	574,238	95,545	17%
Total costs and expenses	41,180,684	35,015,463	6,165,221	18%
Loss from operations	(16,302,191)	(7,693,781)	(8,608,410)	112%
Other income (expense):
Change in the fair value of digital assets	28,414	—	28,414	100%
Interest Expense	(5,654)	(6,373)	719	(11)%
Other income (expense), net	1,909,735	1,877,451	32,284	2%
Total other income (expense), net	1,932,495	1,871,078	61,417	3%
Net loss before income taxes	$(14,369,696)	$(5,822,703)	$(8,546,993)	147%
Tax benefit	$140,699	$—	$140,699	100%
Net Loss	$(14,228,997)	$(5,822,703)	$(8,406,294)	144%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Nine Months Ended September 30,
	2024		2023		$ Change	% Change
Managed Services Revenue	$24,172,929	97%	$26,958,860	99%	$(2,785,931)	(10)%
SaaS Services Revenue	705,564	3%	362,822	1%	342,742	94%
Total Revenue	$24,878,493	100%	$27,321,682	100%	$(2,443,189)	(9)%

Managed Services revenue during the nine months ended September 30, 2024, decreased by $2.8 million, or 10% from the same period in 2023. Approximately $7.7 million of the Managed Services revenue during the nine months ended September 30, 2023 came from the non-recurring customer. Managed Services revenue from our ongoing customer base, which totaled $24.2 million during the nine months ended September 30, 2024, increased on the strength of improving demand by 25.8%, or $5.0 million, from the same period in 2023.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. SaaS Service revenue increased to $705,564 during the nine months ended September 30, 2024, compared to $362,822 in the same period of 2023. The increase is primarily due to a growing number of licensees but at a lower cost per license.
Cost of Revenue
Cost of revenue for the nine months ended September 30, 2024 decreased by $2.5 million, or approximately 15%, compared to the same period in 2023. The decrease is mainly attributable to the elimination of $6.0 million in costs related to our non-recurring customer for the nine months ended September 30, 2023. This reduction was partially offset by increased costs linked to higher revenues from our recurring customer base.
Sales and Marketing
Sales and marketing expense for the nine months ended September 30, 2024, increased by $1.2 million, or approximately 15%, compared to the same period in 2023. Advertising expenses increased compared to the previous year, driven by ongoing efforts to enhance customer acquisition, satisfaction, retention, and brand awareness.
General and Administrative
General and administrative expense for the nine months ended September 30, 2024, increased by $3.4 million, or approximately 35%, compared to the same period in 2023. The rise in general and administrative expenses was largely attributed to accrued severance costs related to the departure of two company executives. These costs included accruals for severance payments, accelerated vesting of equity awards, and other severance-related benefits. Additionally, the company experienced increased spending on professional services related to advisory support for both the executive transition and acquisition initiatives.
Impairment of Goodwill
In September 2024, we identified a triggering event related to the changes in executive management and Board level changes, including the Cooperation Agreement. We performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method and determined that the carrying value of the Company’s IZEA reporting segment as of September 30, 2024, exceeded the fair value. As a result of the valuation, the Company recorded a $4 million impairment of goodwill related to prior IZEA acquisitions in the nine months ended September 30, 2024. The Company also performed a qualitative assessment of the carrying value of its Hoozu reporting unit, which did not indicate impairment as of September 30, 2024.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2024, increased by $95,545, or approximately 17%, compared to the same period in 2023.
Depreciation expense on property and equipment was approximately $80,079 and $72,529 for the nine months ended September 30, 2024, and 2023. Depreciation expense increased slightly due to the purchase of additional equipment.
Amortization expense was approximately $589,704 and $501,709 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense related to internal-use software development costs was $385,976 and $501,709 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense related to acquired intangible assets was $203,728 and $0 for the nine months ended September 30, 2024 and 2023, respectively.
Other Income (Expense)
Interest expense totaled $5,654 during the nine months ended September 30, 2024, related to fewer acquisitions of laptop computers in 2024, compared to $6,373 in the prior year period.
Other income, net totaled $1.9 million in investment portfolio interest income for the nine months ended September 30, 2024, compared to $1.9 million in the prior year period, reflecting interest earned on portfolio investments that began in May 2022.

Net Loss from Operations
Net loss from operations for the nine months ended September 30, 2024 was $14.2 million, a $8.4 million increase from the net loss of $5.8 million for the same period in 2023. The increase in net loss was the result of lower revenues and increased operating costs in the current year period.
Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have received increasingly larger and more complex sales orders, which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. During the latter half of 2023, the time between bookings and revenue improved to an average of 7.5 months. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues and could be subject to future adjustments. Managed Services Bookings is useful information as it reflects the number of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended September 30, 2024 and 2023 was $7.9 million and $7.1 million, respectively. Managed Services Bookings for the nine months ended September 30, 2024 and 2023 was $19.6 million and $20.5 million, respectively.
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
The following tables set forth our gross billings by revenue type, the percentage of total gross billings by type, and the change between the periods:

	Three Months Ended September 30,
	2024		2023		$ Change	% Change
Managed Services Gross Billings	$8,625,924	93%	$7,837,725	97%	$788,199	10%

Marketplace Spend Fees	453,155	5%	217,534	3%	235,621	108%
License Fees	151,449	2%	55,331	1%	96,118	174%
Other Fees	45,650	—%	(540)	—%	46,190	(8,554)%
SaaS Services Gross Billings	650,254	7%	272,325	3%	377,929	139%

Total Gross Billings	$9,276,178	100%	$8,110,050	100%	$1,166,128	14%

	Nine Months Ended September 30,
	2024		2023		$ Change	% Change
Managed Services Gross Billings	$24,172,929	93%	$26,958,860	94%	$(2,785,931)	(10)%

Marketplace Spend Fees	1,242,088	5%	1,476,982	5%	(234,894)	(16)%
License Fees	564,138	2%	304,938	1%	259,200	85%
Other Fees	114,768	—%	17,711	—%	97,057	548%
SaaS Services Gross Billings	1,920,994	7%	1,799,631	6%	121,363	7%

Total Gross Billings	$26,093,923	100%	$28,758,491	100%	$(2,664,568)	(9)%
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a “non-GAAP financial measure” under the rules of the SEC. We define Adjusted EBITDA as earnings or loss before interest, taxes, depreciation and amortization, non-cash stock-based compensation, gain or loss on asset disposals or impairment, and certain other unusual or non-cash income and expense items such as gains or losses on settlement of liabilities and exchanges, and changes in the fair value of derivatives, if applicable.
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,768,319)	$(1,982,938)	$(14,228,997)	$(5,822,703)
Impairment of goodwill and intangible assets	4,016,722	—	4,016,722	—
Net increase to fair market value of digital assets	51,702	—	(28,414)	—
Non-cash stock-based compensation	1,579,236	239,353	2,328,356	642,752
Non-cash stock issued for payment of services	79,057	75,003	229,063	225,012
Interest expense	1,654	1,654	5,654	6,373
Depreciation and amortization	239,849	117,544	669,783	574,238
Other non-cash items	—	304	—	304
Tax benefit	$(33,621)	$—	$(140,699)	$—
Adjusted EBITDA	$(2,833,720)	$(1,549,080)	$(7,148,532)	$(4,374,024)

Revenue	$8,831,794	$7,894,901	$24,878,493	$27,321,682
Adjusted EBITDA as a % of Revenue	(32)%	(20)%	(29)%	(16)%

Liquidity and Capital Resources
Near-Term and Long-Term Liquidity; Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms used in its business, marketing expenses, and G&A expenses including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $99.7 million as of September 30, 2024. While we have not achieved profitability, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $46.0 million as of September 30, 2024, as compared to $37.4 million as of December 31, 2023. This increase of $8.5 million is the result of the maturing of certain investments, offset by cash used to fund operating activities.

	Nine Months Ended September 30,
	2024	2023
Net cash (used for)/provided by:
Operating activities	$(8,657,588)	$(5,679,905)
Investing activities	17,633,590	17,385,627
Financing activities	(482,085)	(1,110,484)
Net increase in cash and cash equivalents	$8,493,917	$10,595,238
Net cash used for operating activities was $8.7 million during the nine months ended September 30, 2024, primarily due to the continued use to cover operating losses. Net cash provided by investing activities was $17.6 million during the nine months ended September 30, 2024, primarily due to the maturity of marketable securities and acquisitions. Net cash used for financing activities during the nine months ended September 30, 2024 was $482,085, which consisted of payments on shares withheld for taxes.
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
Financial Condition and Outlook
The Company has a strong Balance Sheet, including $54.4 million in cash, short-term investments, and no debt. Our capital expenditures represent the cost of developing new features for our internal-use technology and licensed products. Operating cash flows reflect our continued investment in the growth of our product licensing and managed services businesses.
Our managed services revenue is down year-to-date, impacted by the loss of a significant customer in 2023 and slower overall growth. While bookings were strong in the first half of 2024, growing 46% compared to the same period in 2023, growth slowed to 11% in the third quarter, including contributions from Hoozu. Managed services revenue in the current quarter increased by 10%, through growth was flat when excluding Hoozu. Our net loss for the third quarter rose by $2.6 million compared to the third quarter of 2023, mainly due to accrued severance costs associated with the departure of our CEO and President in September 2024.
The Company has recorded operational losses to date. Alongside recent management and Board changes, we are conducting a comprehensive analysis of our business and exploring strategic alternatives. The Board of Directors established a Strategic and Capital Allocation Committee to, among other assignments, collaborate with management to review business strategies and formulate a plan to achieve sustainable and consistent profitability. This review is in process, with no final decisions reached as of November 14, 2024. While our core business remains solid, recent declines in managed service bookings have presented challenges. Collectively, these factors may adversely impact our future business performance, operational results, and financial position.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2024.

Critical Accounting Policies and Use of Estimates
     There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For a summary of our significant accounting policies, please refer to “Note 1 Company and Summary of Significant Accounting Policies” included in Item 1 of this Quarterly Report.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2024, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of November 8, 2024, we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

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

10.1
Cooperation Agreement, dated as of September 6, 2024, by and between the Company and GP Cash Management, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.2
Agreement and Release, dated September 6, 2024, between the Company and Edward H. (Ted) Murphy. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.3
Agreement and Release, dated September 6, 2024, between the Company and Ryan S. Schram. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.4
Employment Agreement effective as of September 6, 2024, between IZEA Worldwide, Inc. and Patrick J. Venetucci. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.5
10b5-1 Issuer Repurchase Instructions, dated September 27, 2024, between IZEA Worldwide, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 30, 2024)

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

IZEA Worldwide, Inc. a Nevada corporation

November 14, 2024	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

November 14, 2024	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)