Form 10-K
period 2024-12-31
IZEA Worldwide, Inc.
filed 2025-03-27
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-37703

IZEA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1530765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1317 Edgewater Dr., # 1880, Orlando, FL	32804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (407) 674-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IZEA	The Nasdaq Capital Market
Series A Junior Participating Preferred Stock Purchase Rights	—	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was $29,043,605 based on the closing bid price of the registrant's common stock of $2.35 per share on such date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

 As of March 25, 2025, 16,914,522 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Annual Report on Form 10-K for the period ended December 31, 2024

i

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

PART I
ITEM 1 – BUSINESS
Our Mission
Our mission is to make creator economy solutions for marketers. We offer solutions that range from creator agency services to creator technologies to a marketplace that connects marketers with creators. By fostering these connections, we light up the creator economy with IZEAs – social-first content, made by creators, that are culturally relevant and move at the speed of culture.
Corporate Information
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “IZEA” or the “Company”) is a Nevada corporation that was founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada.
The Company provides value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing (the “Managed Services”). It also enables creators to monetize their content, creativity, and influence through global brands and marketers. IZEA compensates these creators for producing unique content, such as long and short-form text, videos, photos, status updates, and illustrations, for marketers or distributing such content on behalf of marketers through their websites, blogs, and social media channels.
While most marketers engage the Company to perform the Managed Services on their behalf, marketers may also access IZEA’s marketplaces to engage creators for influencer marketing campaigns or to produce custom content on a self-service basis by licensing the Company’s technology.
Industry Background and Trends
When IZEA first launched PayPerPost in 2006, the concept of a brand paying bloggers to create sponsored content on their blogs was new and highly controversial among marketers and content creators. The Company introduced the idea when there were no ads on Facebook, YouTube, or X (formerly Twitter), and social media was largely void of corporate marketing messages. Since then, the landscape has changed dramatically. Social media usage has increased to over 6 billion worldwide fueling the rapid growth of social media platforms such as YouTube, Meta and TikTok which have democratized the creation of content. In 2025, the number of social media users is projected to eclipse linear television viewers in the United States for the first time ever. This “Social Singularity” marks a significant shift in the marketing landscape and is prompting marketers to allocate more of their marketing spend to the creator economy. Marketing spend on influencer marketing tripled between 2019 and 2023 to more than $6 billion and is projected to continue to rise. Goldman Sachs estimates the total global addressable market of the creator economy to grow to $480 billion by 2027.
Our Business
IZEA is a creator economy solutions company that leverages its pioneering marketing technology to empower brands to engage and transact with a diverse range of social influencers and content creators. We pride ourselves on launching the innovative concept of an influencer marketplace in 2006 with the introduction of our inaugural platform, PayPerPost. Since then, we have evolved our product and service offerings in innovative ways to better serve our clients which span from Fortune 10 brands to independent content creators. Our product and service offerings come in three forms:
Creator Agency Services: Commonly referred to as ‘Managed Services,’ we partner with marketers to develop and execute influencer marketing campaigns. This includes marketing services related to creator strategy, creator partnerships, creator content, performance media and social commerce. Historically, these managed services have accounted for nearly all of our revenue. These services are supported by our proprietary creator technology platforms.
Creator Technologies: We offer proprietary technology platforms that enable managing creator campaigns, creator relationships and creator transactions. Clients can choose between two modes of engagement. Firstly, they can opt for our ‘Managed Services’, where our team of professionals oversees their initiatives. This hands-on approach allows our clients to fully leverage our expertise, from strategizing and planning to executing collaborations. Secondly, we offer ‘Software as a Service’ (“SaaS”) tools for those who prefer a more independent approach. With this option, customers can manage their own programs using our intuitive, self-service software tools.

Creator Marketplaces: We operate a two-sided creator economy marketplace that connects brands and creators. In October 2022, we launched The Creator Marketplace (“Marketplace”) on IZEA.com, replacing and enhancing the functionality of Shake, a legacy marketplace product. IZEA.com provides creators with powerful tools to present their work to marketers (“Listings”). It allows marketers to search a database of influencers eager to work with brands and purchase directly through the platform. In addition to searching creator Listings, marketers can create their own “Casting Calls,” allowing them to solicit creators to participate in their campaigns openly. This offering makes it easier for Marketers to identify and establish communications with influencers. Rather than searching for influencers and doing outreach, influencers now come to brands.
Our Technologies
Our technology platforms have evolved over the years in response to user needs and industry dynamics. In January 2023 we launched IZEA Flex (“Flex”) as our flagship platform for enterprise influencer marketing, replacing The IZEA Exchange (“IZEAx”). Flex greatly improved upon process and workflows to be more ‘open’ and flexible to meet a continuum of customer campaign management requirements. This approach allowed marketers to work with influencers and their representation on any platform in whatever way they see fit - while retaining data, tracking, and operational organization. As AI has emerged as a new technology, we rapidly integrated AI into our exiting flagship platform and created a new innovative AI content platform called Form AI. Our two primary technologies are as follows:
Flex. Flex is a robust suite of tools that enhance IZEA’s ability to manage influencer marketing at scale. Beyond enabling seamless campaign execution, Flex empowers IZEA’s internal teams to measure influencer marketing performance with precision. Campaign metrics can be tracked at key points within the campaign and easily compared against benchmarks. Throughout 2024, we introduced several key features to the platform to enhance its capabilities in influencer marketing. The first significant addition is the ability to review draft content within the platform and involve clients in that process ensuring proper brand messaging before content goes live. We added a client-facing tool to review and approve talent lists before the talent is contracted, giving clients control and automating the engagement process. We built in Campaign Safeguards to provide our team with a tool to ensure their campaign spending (including influencer payouts and other campaign expenses) stays within the budget. We also introduced IZZY, an AI chat tool that contains knowledge of our creator database. Flex is comprised of multiple core modules:
• Discover allows customer and IZEA teams to search through content from millions of influencer social profiles while filtering across channels, demographics, and interests.
•Content Mine a content management tool that collects and measures influencer content, providing real-time insights and AI-powered content analysis of brands coupled with social monitoring tools that track hashtags, keywords, and brand mentions across leading social platforms to measure performance;
•Integrations provides deep integrations with tools such as Google Analytics and Shopify, unlocking additional data sources and insights for internal teams;
•Tracking Links delivers real-time tracking metrics for influencer marketing efforts, enabling conversion tracking, spend analysis, and purchase attribution when coupled with our integrations.
•Contacts centralizes contact management across the creator ecosystem, including influencers, agents, and legal representatives, with automated smart lists based on demographic data; and
•Transactions streamlines electronic creator payments, reducing processing costs and providing a searchable transaction database.
Beyond enabling seamless campaign execution, Flex empowers IZEA’s internal teams to measure influencer marketing performance with precision. Campaign metrics can be tracked at key points within the campaign and easily compared against benchmarks.
Throughout 2024, we introduced several key features to the platform to enhance its capabilities in influencer marketing. The first significant addition is the ability to review draft content within the platform and involve clients in that process ensuring proper brand messaging before content goes live. We added a client-facing tool to review and approve talent lists before the talent is contracted, giving clients control and automating the engagement process. We built in Campaign Safeguards to provide our team with a tool to ensure their campaign spending (including influencer payouts and other campaign expenses) stays within the budget. We also introduced IZZY, an AI chat tool that contains knowledge of our creator database.
Marketplace. In October 2022, we launched The Creator Marketplace (“Marketplace”) on IZEA.com, replacing and enhancing the functionality of Shake, a legacy marketplace product. IZEA.com provides creators with powerful tools to present their work to marketers (“Listings”). It allows marketers to search a database of influencers eager to work with brands and purchase directly through the platform. In addition to searching creator Listings, marketers can create their own “Casting Calls,” allowing them to solicit creators to participate in their campaigns openly. This offering makes it easier for Marketers to identify and establish communications with influencers. Rather than searching for influencers and doing outreach, influencers now come to brands.
In addition to the Marketplace functionality added to IZEA.com in 2022, we have implemented a suite of generative AI tools designed to help creators and marketers create content.
FormAI. Form AI unveiled by IZEA in June 2023, represents a significant advancement in integrating AI into the influencer marketing ecosystem. It is a comprehensive suite of AI tools designed specifically for those in the creator economy. FormAI helps users enhance their creative process and aids in text and visual content development.
With FormAI, IZEA is focused on increasing content production efficiency while lowering costs for marketers and creators. The platform seamlessly integrates advanced AI models—including ChatGPT, Stable Diffusion, and DALL-E 3—into a unified, user-friendly experience with superior content control, predictability, and ease of use.
As we continue to refine our strategies, we remain dedicated to expanding Marketplace by integrating cutting-edge features, enhancing user experience, and ensuring our SaaS capabilities evolve alongside the influencer marketing industry. As brands grow and their needs become more sophisticated, Marketplace serves as a seamless gateway to Managed Services, providing them with advanced strategy, hands-on campaign execution, and access to premium talent they might not otherwise reach on their own.
Sales and Marketing
We sell influencer marketing and custom content campaigns through our client development team and platforms. We target regional, national, and global brands and advertising agencies in two primary ways:
Client Development Team. During the fourth quarter of 2024, we shifted our strategies to reduce costs, enhance efficiencies, and focus on serving all markets, including international clients, primarily on North American hub. Presently, our client development team (sales) is assigned throughout the U.S. and Canada, having ended our sales and marketing presence in Australia, China, and the United Kingdom. Client Development team members are responsible for proactively identifying and managing sales opportunities for brands and agencies.
Demand Generation. We utilize various marketing strategies and platforms to create demand for our Managed Services and SaaS offerings. Our demand-generation activities result in a large funnel of potential customers, and we view marketers and creators as our customers. We aim to funnel our customers into the right offering to accomplish their objectives, be it Managed Services, SaaS, or a combination thereof.
Our overarching strategy is to offer creator economy solutions at every stage of the customer journey, no matter the size of the customer today. Our software offerings start at $6 per month, while certain Managed Services customers may spend millions of dollars with us annually. Our SaaS solutions are designed to be low-cost and low-touch, requiring few IZEA personnel to manage customer relationships. Conversely, our Managed Services offering is a white glove premium service, with a team of professionals catering to each customer’s needs.
IZEA’s leadership team has an extensive background in marketing and has been responsible for implementing marketing programs for some of the world’s biggest companies. We focus our corporate marketing efforts on increasing brand awareness, communicating our platform advantages, generating qualified leads for our sales team, growing our creator network, and driving self-service sign-ups to our platforms. Our corporate marketing plan is designed to continually elevate brand awareness and generate demand for our software and services. We rely on a growing number of channels in this area, including third-party social media platforms (e.g., Meta, TikTok, and YouTube), paid search engine marketing, content marketing, influencer marketing, and events.
Customers and Revenue
We generate revenue primarily from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”). Additionally, we generate revenue from subscription fees charged to access our software platforms, license and transaction fees from self-service customers, and fees such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (collectively, “SaaS Services Revenue”).
As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 7 herein, revenue from Self-service Fees is reported on a net basis. Revenue from all other sources, including Managed Services, Subscription and License Fees, and Other Fees, are reported on a gross basis. We categorize these sources into two primary groups: (1) Managed Services and (2) SaaS Services, which include Subscription and License revenues, as well as Other Fees.

We provide services to customers in multiple industry segments. Our business serves companies and brands directly and indirectly through advertising and public relations agencies. In many cases, influencer marketing dollars flow through the advertising or public relations agency, even when we have a direct relationship with the brand.
We generate the majority of our revenue from our Managed Services customers. Managed Services accounted for approximately 97.7% and 98.7% of our revenue during the twelve months ended December 31, 2024 and 2023, respectively. SaaS Services accounted for approximately 2.3% and 1.3% of our revenue during the twelve months ended December 31, 2024, and 2023, respectively.
Changes in how we control and manage our platforms, contractual terms, business practices, or other changes in accounting standards or interpretations may affect our revenue reporting. For more information about our revenue recognition policies, see “Note 1. Summary of Significant Accounting Policies” under Part II, Item 8 of this Annual Report.
Most of our customers are in the United States (“U.S.”). Two customers each accounted for more than 10% of our revenue during the twelve months ended December 31, 2024, and one customer accounted for more than 10% of our revenue during the twelve months ended December 31, 2023.
Privacy and Security
We are committed to protecting the personal privacy of our marketers and creators. Any personal information we collect is processed in compliance with privacy laws (discussed below, under “Government Regulation”), and we believe that we employ reasonable and appropriate administrative, physical, and technical safeguards to protect personal information.
Competition
We face competition from multiple companies in the influencer and content marketing categories. Direct and indirect competitors in the influencer marketing space include Meta, TikTok, YouTube, Linqia, and Upfluence. We also face competition in the creator economy from companies such as Fiverr and Upwork. In addition, many traditional advertising agencies, public relations firms, and niche consultancies provide content development and conduct manual influencer outreach programs.
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
Proprietary Rights
Proprietary rights are crucial to our success and competitive position. We rely on intellectual property and trade secret laws, confidentiality procedures, and contractual provisions to evolve and secure our proprietary rights.
As of December 31, 2024, we owned 52 trademarks (32 domestic trademark registrations in the U.S. and 20 foreign registrations on the International Register) and had 4 total pending applications in the U.S. and Nigeria. During the year ended December 31, 2024, we abandoned 3 inactive U.S. trademarks. As of December 31, 2024, we also owned approximately 356 domain names related to the various aspects of IZEA’s products and services.
Government Regulation
We are subject to many foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted by regulators or the courts in ways that could adversely affect our business model. In the U.S. and abroad, laws relating to the liability of providers of online services for the activities of their users and other third parties are currently being tested by several claims. These regulations and laws may involve taxation, tariffs, privacy and data protection, consumer protection, content, copyrights, distribution, electronic contracts and other communications, and online payment services. In addition, governments may seek to censor content available on our platforms or attempt to block access to our platforms. Accordingly, adverse legal or regulatory developments could substantially harm our business.
We are subject to various federal, state, and international laws and regulations governing privacy, information security, and data protection laws (“Privacy Laws”). Legislators and/or regulators in the countries in which we operate are increasingly adopting or revising Privacy Laws. All U.S. states have passed data breach notification laws, and others have adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. In particular, California passed a broad-reaching consumer privacy law in June 2018, which went into effect on January 1, 2020, called the California Consumer Privacy Act (“CCPA”). In response to the CCPA, IZEA posted an updated California Privacy Notice on its websites. Virginia’s Consumer Data Protection Act (“CDPA”) came into effect on January 1, 2023, which is also when the California Privacy Rights and Enforcement Act of 2020 (“CPRA”) took effect, and new consumer privacy laws have been passed in 2024 in Florida, Montana, Oregon, and Texas; with new laws passed or expected to be passed in 2025 in Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee. The U.S. Congress has previously expressed consideration of the implementation of a national Privacy Law. Outside the U.S., the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, has an extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater), and also in 2018, Brazil passed a law similar to GDPR. Other countries have passed or are considering similar laws, such as India’s Digital Personal Data Protection Act and China’s Personal Information Protection Law. Enforcement of Privacy Laws also has increased over the past few years. Accordingly, new, and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection, information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities.
The U.S. Digital Millennium Copyright Act has provisions that limit but do not eliminate our liability for linking to third-party websites. These websites may contain materials that infringe on third parties’ copyrights or other intellectual property rights of third parties. We must comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
As an e-commerce service provider, we are subject to Section 5 of the Federal Trade Commission Act of 1914 (the “FTC Act”), which prohibits unfair or deceptive acts or practices, including advertising and marketing on the Internet. Many states have consumer protection laws similar to the FTC Act prohibiting unfair and deceptive business practices. In some instances, we are retained by marketers to manage their advertising campaigns through our platforms, thereby increasing our exposure as not only the service provider but also the medium through which advertisements are broadcast. In addition to those requirements, the marketers, creators, and agencies that use our platforms are subject to specific guidelines and regulations regarding online advertising, such as the Dot Com Disclosures - Information about Online Advertising, issued by the Federal Trade Commission (the “FTC”), the FTC’s Enforcement Policy Statement on Deceptively Formatted Advertisements, issued in 2015, and the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Endorsement Guide) which were adopted in 2009, updated and reissued by the FTC in 2013, and further clarified in 2015 and 2024, and are regularly enforced. The Endorsement Guide, for example, significantly extends the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging, posting on Instagram, tweeting, and other online postings of sponsored advertisements by a creator. In particular, the Endorsement Guide provides that creators must always clearly and conspicuously disclose the material connection between the creator and the marketer, such as if they received consideration for blogging or posting about a particular product, service, brand, or the like, whether the consideration comprises something tangible (i.e. cash, discounts, objects that are provided to them at no cost, even for testing purposes) or intangible (such as accolades and more prominent future blogging or posting opportunities). In addition, the creator must not make claims about the product or service they are discussing that go beyond what the marketer could say about it. The Endorsement Guide further provides that the marketer should ensure that creators speaking on its behalf are provided guidance and training to ensure their claims, statements, and representations are truthful, transparent, and adequately substantiated, and monitor the activities of creators speaking on its behalf. Suppose a creator, blogger, agency, or marketer should fail to comply with the Dot Com Disclosures, the Endorsement Guide, or any other FTC rule, regulation, or policy, which may be manifest by making deceptive, misleading, or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise. In that case, the various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability due to such non-compliance. In the event it was found that we (or one of our marketer customers) failed to comply with the FTC Act or state consumer protection laws, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease certain aspects of our operations. Other countries, such as Canada and EU member states, also have laws, regulations, and rules that mirror the FTC Endorsement Guide and similar consumer protection laws and guidance.
More generally, if there is negative consumer perception and mistrust of the practice of compensating creators to endorse the marketers’ specific products, then marketers may become less interested in using influencer marketing platforms like ours as a means for advertising, which could, in turn, materially adversely affect our business and financial results.
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
Freedom of Choice. Creators can choose which brands to work with and what sponsored content they want to publish. Our platforms do not auto-inject a marketer's message into an influencer's social media network.

Authentic Voice. We encourage the creator to be honest when selecting sponsorships. Similarly, we enable marketers to create opportunities that allow the creator to write the sponsorship in their own words, provided that a creator always adheres to our terms of service and code of ethics, including disclosing their sponsored relationships at all times while using any of the platform.
Transparency of Identity. Our platforms are designed to be an open, safe environment for marketers, creators, and users. We do not cloak the identities of marketers or creators. Both parties involved in a potential transaction can see each other's profiles and make informed decisions before engaging with each other.
Pre-Publication Marketer Review. Marketers may request to review their sponsored content before publication and to request a change to the sponsored content before publication in the case of factual inaccuracies.
Reporting Violations. We have zero tolerance for violations of our terms of service and encourage the reporting of infringements directly to IZEA. If violations are reported, we promptly investigate them, and, in appropriate cases, marketers, creators, and users are removed from our network and prohibited from using our sites.
We believe and have included requirements within our terms of service, based on positions taken by certain federal courts and the FTC, that communications and messages disseminated by our platform users are subject to and must comply at all times with the CAN-SPAM Act of 2003 (Controlling the Assault of Non-Solicited Pornography and Marketing Act) requirements.
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
Employees
As of December 31, 2024, we had 110 full-time employees and 1 part-time employee. In connection with a strategic workforce realignment, 32 employees were notified in December of their termination, effective January 2, 2025. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppage. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.
Available Information
IZEA Worldwide, Inc. is incorporated in the state of Nevada. Our corporate address is 1317 Edgewater Dr. #1880, Orlando, FL 32804, and our telephone number is (407) 674-6911. We maintain a corporate website at https://izea.com. Our Annual Report, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished according to Sections 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investor’s section of our website or https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.
Investors and others should note that we use social media to communicate with our subscribers and the public about our Company, our services, new product developments, and other matters. Any information that we consider to be material to an investor’s evaluation of our Company will be included in filings accessible through the SEC website and/or may be disseminated using our investor relations website (https://izea.com) and press releases. However, we encourage investors, the media, and others interested in our Company to follow our social media channels: @izea on X (formerly Twitter), @izea on Instagram, @izea on TikTok, and IZEA on Facebook. The information contained in these social media channels is not part of and is not incorporated into or included in this Annual Report.

ITEM 1A – RISK FACTORS
You should carefully consider the factors discussed under this item regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks occur, our business, financial condition, or results of operation may be materially and adversely affected. In such a case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider immaterial to our operations.
Risks Related to our Business and Industry
We have a history of annual net losses, expect future losses, and cannot assure you that we will achieve profitability.

We have incurred significant net losses and negative cash flow from operations for most periods since our inception, which has resulted in a total accumulated deficit of $104.3 million as of December 31, 2024. For the twelve months ended December 31, 2024, we had a comprehensive loss of $18.7 million, including a $19.5 million loss from operations. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenue to achieve profitability. If we achieve profitability, we may not be able to sustain it. Therefore, we may need to raise capital through new financings, which could include equity financing, such as additional issuances of common stock under our “at the market offering” program, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, securities we issue may contain rights, preferences, or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are unavailable, we may be required to curtail or reduce our operations or be forced to sell or dispose of our rights or assets. An inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation, and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.
A few of our customers account for a significant portion of our gross billings and accounts receivable, and the loss of, or reduced purchases from, these or other customers could have a material adverse effect on our operating results.
A significant portion of our gross billings and accounts receivable are attributable to a small number of customers. During the twelve months ended December 31, 2024, one customer accounted for more than 10% of gross billings, and two customers each accounted for more than 10% of total accounts receivable as of December 31, 2024. During the twelve months ended December 31, 2023, one customer accounted for more than 10% of gross billings, and one customer accounted for more than 10% of accounts receivable. The concentration of our sales with a relatively small number of customers makes us particularly dependent on positive and negative factors affecting those customers. If demand for our services from these customers increases, our results may be favorably impacted, while if their demand for our services decreases, they may reduce their purchases of or stop purchasing our services, and our operating results might suffer. The Company does not typically engage in contracts that are longer than one year, so most of our customers can reduce or cease business with us on a relatively short basis. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition, and results of operations.
We may engage in acquisitions that could be difficult to integrate, divert the attention of key personnel, cause dilution to our shareholders and harm our financial condition and operating results.
We may make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our Company. In connection with these acquisitions or investments, we may issue common stock or other forms of equity that would dilute our existing shareholders’ percentage of ownership, incur debt and assume liabilities, and incur amortization expenses related to intangible assets or incur associated write-offs.
We may not be able to complete acquisitions on favorable terms. Even if we successfully integrate an acquired business, into our operations, there can be no assurance that we will realize the anticipated benefits. In the future, we may seek to acquire other businesses, with the expectation that the acquisition would result in various benefits for the combined Company, including, among others, business and growth opportunities and significant synergies from increased efficiency in client conversion and corporate support. Increased competition and/or deterioration in business conditions may limit our ability to expand the acquired business. As such, we may not realize the synergies, goodwill, business opportunities, and growth prospects anticipated with any acquisition.
Acquisitions may also have unanticipated tax, legal, regulatory, and accounting ramifications, including recording goodwill and non-amortizable intangible assets subject to impairment testing and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. For instance, if the acquired company has significant customer relationships or proprietary technology, these assets may be recorded as intangible assets and amortized over their estimated useful lives. Additionally, if the purchase price exceeds the fair value of the net assets acquired, the excess amount is recorded as goodwill, which must be tested for impairment at least annually. Unexpected changes in market conditions, financial performance, or synergies from the acquisition not materializing as expected could lead to impairment charges, impacting financial results. See Part II, Note 2 of Notes to Consolidated Financial Statements, Business Acquisitions and Divestitures for a related discussion of our acquisition and subsequent divestiture of Hoozu Holdings PTY, Ltd.
We are a remote workforce, which subjects us to certain operational challenges, costs, risks, and potential harm to our business.
As a result of the COVID-19 pandemic, in 2020, our workforce shifted from in-person to remote work, and we have since maintained this operating structure. We are therefore subject to the challenges, costs, and risks of having a remote workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those previously used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to data or financial loss risks associated with disruptions to our business operations. Members of our workforce who access Company data and systems remotely may not have access to robust technology, which could cause the networks, information systems, applications, and other tools available to those workers to be more limited or less reliable. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Pursuant to various state laws, we are required to reimburse reasonable connectivity expenses for certain remote workers. Additionally, allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. Remote working may also subject us to other operational challenges and risks. For example, remote working may adversely affect our ability to recruit and retain personnel who prefer an in-person work environment. If we cannot effectively maintain an entirely remote workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
We make numerous estimates or judgments relating to our critical accounting policies and these estimates create complexity in our accounting. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could change from investor expectations, which could cause our stock price to fall.
We are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in conformity with generally accepted accounting principles (“GAAP”) in the U.S. Such estimates and assumptions include, but are not limited to, judgments related to revenue recognition, stock-based compensation, credit risk, and values surrounding software development, intangible assets and goodwill, and their economic useful lives.
Various factors contribute to the complexity of our accounting. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or on a net basis, as an agent, depending upon the nature of the sales transaction. Changes in how we control and manage our platforms, contractual terms, our business practices, or other changes in accounting standards or interpretations may change the reporting of our revenue on a gross-to-net or net-to-gross basis. As a result, we may experience significant fluctuations in our revenue depending on the nature of our sales and our reporting of such revenue and related accounting treatment without any change in our underlying business or net income. Our guidance or estimates about the combination of gross or net revenue are based upon the volumes and characteristics of the revenue mix during the period. Those estimates and assumptions may be inaccurate when made or rendered incorrect by subsequent changes in circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. In addition, we may incorrectly extrapolate from the revenue recognition treatment of prior transactions to future transactions that we believe are similar but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and challenging for investors to understand, may make a comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.
Further, our acquisitions have imposed purchase accounting requirements, required us to integrate accounting personnel, systems, and processes, necessitated various consolidation and elimination adjustments, and imposed additional filing and audit requirements. Our business's ongoing evolution, underlying GAAP changes, and any future acquisitions will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below investor expectations or guidance we may have provided, resulting in a decline in our stock price and potential legal claims.
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
    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that any existing material weaknesses have been identified or that we will not identify material weaknesses in the future. Any failure to maintain adequate disclosure controls and internal control over financial reporting could adversely affect our business and results of operations and adversely impact our business, operating results, and financial condition.
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
Our success depends upon our proprietary technology. We do not have registered patents on any of our current platforms because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. We enter into non-disclosure agreements with our employees and consultants as part of our confidentiality procedures. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products to obtain and use information that consider proprietary or develop similar technology independently. Policing unauthorized use of our products is complex. While we cannot determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the U.S., and effective copyright, trademark, trade secret, and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others, and we cannot assure you that our competitors will not independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.
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
Further, in recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights, particularly in the software and Internet-related industries. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may not be able to develop non-infringing technology or obtain a license, on commercially reasonable terms.
Intense competition in our target markets could impair our ability to grow and to achieve profitability.
The market for influencer and content marketing is highly competitive. We expect this competition to continue to increase, partly because there are no significant barriers to entry to our industry for operating in a Managed Services or an agency-type model. Increased competition may result in reduced pricing for managed campaigns, reduced margins, and reduced revenue due to lost market share. Our principal competitors include other companies that provide marketers with Internet advertising solutions and companies that offer pay-per-click search services.
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
We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of marketers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may be unable to compete successfully. If we fail to compete successfully, we could lose customers, and our revenue and results of operations could decline.
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
Our total number of user accounts on our platforms may be higher than the number of our actual individual marketers and creators because some may have created multiple accounts for different purposes, including other user connections. We define a user connection as a social account or blog added to our platforms under a user account. One user can add as many user connections as they like, and it is common for talent managers and large publishers to add several connections under a single account. Given the inherent challenges in identifying these creators, we do not have a reliable system to accurately determine the number of actual individual creators. Thus, we rely on the number of total user connections and user accounts to measure the size of our user base. In addition, the number of user accounts includes the total number of individuals who have completed registration through a specific date, minus those who have unsubscribed, and should not be considered representative of the number of persons who continue create to fulfill the sponsorships offered through our platforms actively. Many users may create an account but not actively participate in marketplace activities.
Delays in releasing enhanced versions of our products and services could adversely affect our competitive position.
As part of our strategy, we expect to periodically release enhanced versions of our platforms and related services. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues, undesirable feature enhancements, or additional desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could adversely impact our financial results.
We rely on third-party social media platforms to provide the mechanism necessary to deliver influencer marketing, and any change in the platform terms, costs, availability, or access to these technologies could adversely affect our business.
We rely on third-party social media platforms such as Facebook/Instagram (collectively known as Meta), TikTok, X (formerly Twitter), and YouTube for core aspects of influencer data. These platforms include technologies that provide some of the functionality required to operate the influencer marketing portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services, discovering services, and metrics. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Many of the social platforms offer their own competing marketplaces or services. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making for granting us access to their social media platforms or providing us with analytical data, and any material change in the current terms, costs, availability, or use of their social media platforms or analytical data could adversely affect our business.
On April 24, 2024, President Joe Biden signed the Protecting Americans from Foreign Adversary Controlled Applications Act, legislation that would ban TikTok in the United States if ByteDance, TikTok’s Chinese owner, did not sell the platform to a non-Chinese owner within nine months. Although TikTok challenged the legality of this bill in court, the Supreme Court upheld the law. On January 20, 2025, President Donald Trump signed an executive order granting TikTok a 75-day extension to comply with the law requiring a sale or ban of the platform in the United States. The negative impact of a TikTok ban could be material, impacting advertising and e-commerce. Given the ubiquitous use of TikTok by many influencers and the desire of brands to market on that platform, a ban could negatively impact the market for our services and social media marketing generally.
Our business depends on continued and unimpeded access to the Internet by us and by our customers and their end-users. Internet access providers or distributors may be able to block, degrade or charge for access to our content, which could lead to additional expenses to us and our customers and the loss of end-users and advertisers.
Products and services such as ours depend on our ability and the ability of our customers’ users to access the Internet. Currently, this access is provided by companies that have, or may have in the future, significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take or have stated that they may take measures that could degrade, disrupt, or increase the cost of user access to products or services such as ours by restricting or prohibiting the use of their infrastructure to support or facilitate product or service offerings such as ours, or by charging increased fees to businesses such as ours to provide content or to have users access that content. In 2015, the Federal Communications Commission (“FCC”) released an order, commonly referred to as net neutrality, that, among other things, prohibited (i) the impairment or degradation of lawful Internet traffic based on content, application, or service and (ii) the practice of favoring some Internet traffic over other Internet traffic based on the payment of higher fees. In December 2017, the FCC voted to overturn the net neutrality regulations imposed by the 2015 order. In April 2024, the FCC voted to reinstate the net neutrality regulations, but the reinstated rules were temporarily blocked by the Sixth Circuit U.S. Court of Appeals in August 2024 pending the resolution of legal challenges brought by internet service providers. This area of the law remains uncertain, and we cannot predict the final outcome of the challenges to legal protections of net neutrality at the state and federal level. In this regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Due to the global nature of social media and our services, various states or foreign countries might attempt to regulate our transmissions or levy sales, income, or other taxes relating to our activities. Tax authorities at the international, federal, state, and local levels are reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state, or local tax regulations may subject us or our creators to additional sales, income, and other taxes. We cannot predict the effect of current attempts to impose sales, income, or other taxes on commerce over social media. New or revised taxes, specifically sales taxes, VAT, and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over social media. New taxes could also increase the internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and the results of operations.
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
The applicability of laws governing property ownership, copyrights, and other intellectual property, encryption, taxation, libel, and export or import matters to social media platforms is uncertain. Most of these laws were adopted before the broad commercial use of social media platforms and related technologies. As a result, they do not contemplate or address the unique issues of social media and associated technologies. Changes to these laws intended to address these issues, including recently proposed changes, could create uncertainty in the social media marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased litigation or service delivery costs.
Our influencer marketing business is subject to the risks associated with word-of-mouth advertising and endorsements, such as violations of “truth-in-advertising” laws, the FTC Endorsement Guide, and other similar global regulatory requirements and, more generally, loss of consumer confidence.
As targeted advertising is increasingly scrutinized by regulators and the industry alike, a greater emphasis has been placed on educating consumers about their privacy choices on the Internet and providing them with the right to opt in or out of targeted advertising. The common thread throughout both targeted advertising and the FTC requirements described in detail in the section “Business - Government Regulation” is the increased importance placed on transparency between the marketer and the consumer to ensure that consumers know the difference between “information” and “advertising” on the Internet and are allowed to decide how their personal information will be used in the manner to which they are marketed. There is a risk regarding negative consumer perception of the practice of “undisclosed compensation” of social media users to endorse specific products. As described in the section “Business - Government Regulation,” we undertake various measures through controls across our platforms and by monitoring and enforcing our code of ethics to ensure that marketers and creators comply with the FTC's Endorsement Guide (and analogous laws and guidance in other countries) when utilizing our websites, but if competitors and other companies do not, it could create a negative overall perception for the industry. Not only will readers stop relying on social media and blogs for useful, timely, and insightful information that enriches their lives by having access to up-to-the-minute information that often bears different perspectives and philosophies, but a lack of compliance will almost inevitably result in greater governmental oversight and involvement in an already-highly regulated marketplace. A pervasive overall negative perception caused by a failure of our preventative measures or by others not complying with the FTC’s Endorsement Guide (among the FTC’s other acts, regulations, and policies, and analogous laws and guidance in different countries) could result in reduced revenue and results of operations and higher compliance costs for us.
Failure to comply with federal, state, and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.
A variety of federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of personal information (“Privacy Laws”), as described in the section “Business - Government Regulation.” Privacy Laws are evolving and subject to potentially differing interpretations. The EU’s GDPR requires companies to satisfy stricter requirements regarding the handling of personal and sensitive data, including its collection, use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Other countries have or are expanding their Privacy Laws to follow suit, such as India’s Digital Personal Data Protection Act and China’s Personal Information Protection Law. Complying with these new and expanded Privacy Laws will cause us to incur substantial operational costs or may require us to change our business practices. For example, noncompliance with the GDPR could result in proceedings against us by governmental entities or others, fines up to the greater of €20 million or 4% of annual global revenues, and damage to our reputation and brand. We also may find it necessary to establish systems to effectuate cross-border personal data transfers of personal information originating from the European Economic Area, Australia, Japan, and other non-U.S. jurisdictions, which may involve substantial expense and distraction from other aspects of our business.
We have made certain public statements about our privacy practices concerning collecting, using, and disclosing creators’ personal information on our websites and platforms. Several Internet companies have incurred penalties for failing to abide by the representations made in their public-facing privacy notices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our public-facing privacy notices, FTC requirements or orders, or other federal, state, or international privacy or consumer protection-related laws, regulations, or industry self-regulatory principles could result in claims, proceedings, or actions against us by governmental or other entities or the incurring by us of other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or our privacy policies and practices could result in losing creators or marketers and adversely affect our business. Federal, state, and international governmental authorities continue to evaluate the privacy implications of targeted advertising, such as cookies and other tracking technology. The regulation of these cookies and other current online advertising practices could adversely affect our business.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of creators and marketers will be impaired and our business and operating results will be harmed.
The brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “IZEA” brand is critical to expanding our base of creators and marketers. Maintaining and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to promote, maintain, and protect the “IZEA” brand or incur excessive expenses in this effort, our business, prospects, operating results, and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly complex and expensive. Unfavorable publicity or consumer perception of our platforms, applications, practices or service offerings, or the offerings of our marketers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue, and a negative impact on the number of marketers and the size of our creator base, the loyalty of our creators and the number and variety of sponsorships we offer each day. As a result, our business, prospects, results of operation, and financial condition could be materially and adversely affected.
Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms and applications, and any significant disruption in service on our platforms and applications could result in a loss of creators or marketers.
Creators and marketers access our services through our platforms and applications. Our reputation and ability to acquire, retain, and serve our creators and marketers depend on the reliable performance of our platforms and applications and the underlying network infrastructure. If our creator base continues to grow, we will need increasing network capacity and computing power. We have and will continue to spend substantial amounts for cloud storage and computing power to handle the traffic on our platforms and data processing capabilities of our applications. The operation of these systems is expensive and complex and could result in operational failures. If our creator base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our platforms and applications and prevent our creators and marketers from accessing our services. Third-party providers host our entire network infrastructure. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or experience operational failures, we could lose current and potential creators and marketers or transactions between the two groups, which could harm our operating results and financial condition.
If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, marketers and creators may curtail or stop using our services, and we may incur significant legal and financial exposure.
Our platforms and applications and the network infrastructure that third-party providers host involve the storage and transmission of marketer and creator proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third-party hosting service that we rely upon, or any number of other reasons, and, as a result, an unauthorized party may obtain access to our data or our marketers’ or creators’ data. Additionally, outside parties may attempt to fraudulently induce employees, marketers, or creators to disclose sensitive information to gain access to our data or our marketers’ or creators’ data. Although we do have security measures in place, we have had instances where some customers have used fraudulent credit cards to pay for our services. While these breaches of our security did not result in material harm to our business, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our platforms and applications that could potentially hurt our business. Because the techniques used to obtain and use unauthorized credit cards, obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose marketers, creators, and vendors and have difficulty obtaining merchant processors or insurance coverage essential for our operations.

If our technology platforms contain defects, we may need to suspend their availability and our business and reputation would be harmed.
Platforms as complex as ours often contain unknown and undetected defects or performance problems. Many serious defects are frequently found immediately following the introduction and initial release of new platforms or enhancements to existing platforms. Although we attempt to resolve all defects that our customers believe would be considered serious before making our platforms available to them, our products are not defect-free. We may be unable to detect and correct defects before releasing our product commercially. We cannot ensure that undetected defects or performance problems in our existing or future products will not be discovered in the future or that known defects, considered minor by us, will not result in serious issues for our customers. Any such defects or performance problems may be considered serious by our customers, resulting in a decrease in our revenues.
Some aspects of our business processes include open-source software, which poses risks that could have a material and adverse effect on our business, financial condition, and results of operations. In addition, any failure to comply with the terms of one or more of these open-source licenses, or lawsuits enjoining the use of such licensed software, could negatively affect our business.
    We incorporate open-source software into processes supporting our business and anticipate using open-source software in the future. Such open-source software may include software covered by licenses like the GNU General Public License, CreativeML, and Open RAIL-M. Certain aspects of various open-source licenses to which we are subject, as well as third-party services that use these licenses, have not been interpreted by U.S. courts. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate certain features of our systems, limits our use of the software, inhibits certain aspects of our systems, and negatively affects our business operations.
Some open-source licenses contain requirements that we make source code modifications or derivative works we create publicly available or available on unfavorable terms or at no cost, based upon the type of open-source software we use.
While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur or could be claimed to have occurred, in part because open-source license terms are often ambiguous. We may face claims from third parties claiming ownership of, or demanding the release or license of, modifications or derivative works that we have developed using such open-source software (which could include our proprietary source code or models) or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation, and if portions of our proprietary AI models or software are determined to be subject to an open-source license, or if the license terms for the open-source software that we incorporate change, we could be required to publicly release all or affected portions of our source code, purchase a costly license, cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. In addition, the re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. If we were required to disclose any portion of our proprietary models publicly, we could lose the benefit of trade secret protection for our models.
In addition to risks related to license requirements, the use of certain open-source software can lead to more significant risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, controls, or other contractual protections regarding infringement claims or the quality of the origin of the software. There is little legal precedent in this area, and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services similar to or better than ours. The use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open-source software. Any of these risks associated with the use of open-source software could be challenging to eliminate or manage and, if not addressed, could materially and adversely affect our business, financial condition, and results of operations.
We may be subject to lawsuits for information published on our websites or by our marketers or creators, which may adversely affect our business.
Laws relating to the liability of providers of online services for the activities of their marketers or their social media creators and the content of their marketers’ listings are currently unsettled. It is unclear whether we could be subject to claims for defamation, negligence, copyright or trademark infringement, or claims based on other theories relating to the information we publish on our websites, or the information published across our platforms. These claims have been brought, sometimes successfully, against online services and print publications. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our marketers or our creators. Our potential liability for illegal activities of our marketers or our creators or the content of our marketers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims, and the defense of such claims may divert our management's attention from our operations. If we are subject to such lawsuits, it may adversely affect our business.
If we fail to detect click-fraud or other invalid clicks, we could lose the confidence of our marketers and advertising partners as a result of lost revenue to marketers or misappropriation of proprietary and confidential information, thereby causing our business to suffer.
“Click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by intentionally clicking on an advertisement to generate a charge per click without having actual interest in the target of the advertisement's link. We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. The security measures we have in place, designed to reduce the likelihood of click-fraud, detect click-fraud from occasionally. Although we do not charge customers on a cost-per-click basis, and the instances of click-fraud that we have detected to date have not had a material effect on our business, click-fraud could result in a marketer experiencing a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the marketers. As a result, our marketers and advertising partners may become dissatisfied with our advertising programs, leading to losing marketers, advertising partners, and revenue. In addition, anyone who can circumvent our security measures could misappropriate proprietary and confidential information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and users' privacy may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.
The influencer and content marketing industry is subject to rapid technological change and, to compete, we must continually enhance our products and services.
     We must continue enhancing and improving our products and services' performance, functionality, and reliability. The influencer and content marketing industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we discovered that some of our customers desired additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address our customers' increasingly sophisticated and varied needs and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. Developing our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we cannot adapt to changing market conditions, customer requirements, or emerging industry standards, we may not be able to increase our revenue and expand our business.
 The transition in certain of our leadership positions will be critical to our success, and our business could be negatively impacted if we do not successfully manage these transitions.
In September 2024, Edward Murphy resigned as the Company’s Chief Executive Officer and as the Chairman of the Board, and Ryan Schram resigned as the Company’s President, Chief Operating Officer, and a member of the Board. The departure and transition of key leadership personnel can take significant knowledge and experience from our company. While this loss of knowledge and experience can be mitigated through a successful transition, there can be no assurance that we will be successful in such efforts. Further, if our new Chief Executive Officer formulates different or changed views, the future strategy and plans of our company may differ materially from those of the past. If we do not successfully manage senior leadership transitions, it could be viewed negatively by our customers, employees, or investors and could have an adverse impact on our business and strategic direction.
If we are unable to attract and retain qualified personnel, we may not be able to successfully manage our business and achieve our objectives.
Our future success and our ability to expand our operations depends in large part on our ability to attract and retain qualified engineers, sales and marketing, and senior management personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them. We have in the past experienced difficulty in recruiting qualified personnel. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. Failure to attract, assimilate and retain personnel, including key management, technical, sales, and marketing personnel, would have a material adverse effect on our business and potential growth.

Provisions in our charter, Nevada law and our Rights Agreement may discourage potential acquirers of the Company.
Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company, including enabling the Board to issue preferred stock with voting, conversion and exchange rights that may negatively affect the voting power or other rights of our common stockholders. In addition, we are subject to certain provisions of Nevada law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders. In addition, on May 28, 2024, the Board declared a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) per share of common stock. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Shares”) at a price of $8.25 per one one-thousandth of a Preferred Share, subject to adjustment. The Board declared the dividend and adopted the rights agreement containing the description and terms of the Rights, to protect stockholders from coercive or otherwise unfair takeover tactics; however, the Rights may have the effect of delaying or discouraging a merger, tender offer, or assumption of control of the Company not approved by the Board. As a result, whether due to the Rights or provisions in our charter and under Nevada law, acquisitions of us that our shareholders may consider in their best interests may not occur.

Risks Relating to our Common Stock
Our common stock may be delisted if we fail to maintain compliance with the requirements for continued listing on the Nasdaq Capital Market, and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “IZEA.” To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In 2022, we fell out of compliance with the Bid Price Rule and regained compliance in 2023 by enacting a reverse stock split of our common stock at a ratio of 4 for 1.
Although we are currently in compliance with the Bid Price Rule, if we fail to meet this or any of the other continued listing requirements in the future, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us or at all and may result in the potential loss of confidence by investors, employees, and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security,” we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly impact the ability of investors to trade our securities, and negatively impact the value and liquidity of our common stock.
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
The terms of any securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking, legal, accounting, securities law compliance fees, printing and distribution expenses, and other costs. We may be required to bear the costs even if we are unable to complete any such capital financing. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible promissory notes and warrants, which may adversely impact our financial results.
Exercises of stock options, warrants, and other securities will dilute your percentage of ownership and could cause our stock price to fall.
     As of March 25, 2025, we had 16,914,522 shares of our common stock issued and outstanding, which excludes outstanding stock options to purchase 31,147 shares of our common stock at an average exercise price of $18.01 per share and unvested restricted stock units of 1,252,861 shares with an intrinsic value of $2.7 million. We also have reserved 1,310,817 shares of common stock under our May 2011 Equity Incentive Plan for issuing stock options, restricted stock, or other awards to purchase or receive, and 74,521 shares of common stock available for issuance under our 2014 Employee Stock Purchase Plan.

On November 30, 2023, the IZEA Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA or its subsidiaries, including employment inducements in connection with acquisition transactions. Under the Inducement Plan, IZEA may grant restricted stock units (“RSUs”), including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of IZEA common stock. As permitted by Rule 5635(c)(4) of the Nasdaq Listing Rules, the Inducement Plan was adopted without stockholder approval. As of March 24, 2025, an aggregate of 50,000 RSUs, net of forfeitures are outstanding under the Inducement Plan.
In the future, we may grant these additional shares or issue new securities per terms defined in employment agreements or as part of additional incentive programs. The exercise, conversion, or exchange by holders of stock options, RSUs, or warrants for shares of common stock, or the issuance of new shares of common stock for additional compensation will dilute the percentage ownership of our stockholders. Issuance of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.
    The trading market for our common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. No person is under any obligation to publish research or reports on us, and any person publishing research or reports on us may discontinue doing so at any time without notice. If adequate research coverage is not maintained on our Company or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price would likely decline. If any analysts who cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
     Our revenues and earnings may fluctuate significantly in the future. General economic or other political conditions may cause a downturn in the market for our products or services. A future downturn in the market for our products or services could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Our future operating results may be affected by many factors, including, but not limited, to our ability to retain existing or secure anticipated marketers and creators; our ability to develop, introduce, and market new products and services on a timely basis; changes in the mix of products developed, produced, and sold; disputes with our marketers and creators; and general economic conditions causing a reduction in spending by our customers. These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results. The change in our earnings or general economic conditions may cause the market price of our common stock to fluctuate.
The price of our common stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.
Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded, and at times, been subject to price volatility. Recently, from January 1, 2024, to December 31, 2024, the closing price of our common stock ranged from a low of $1.91 on February 21, 2024, to a high of $3.42 on May 14, 2024. During the twelve months ended December 31, 2024, the closing price of our common stock averaged $2.75 with an average daily trading volume of 47,548 shares.
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
Further, on some occasions, our stock price may be, or may be purported to be, subject to “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short,”) to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock to forestall the risk of even more significant losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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
    Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, and currency fluctuations, can materially adversely affect demand for the Company’s services. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, changes to labor and healthcare costs, and other economic factors.
A downturn in the economic environment can also lead to increased credit and collectability risk on the Company’s trade receivables and declines in the fair value of the Company’s financial instruments. These and other economic factors can materially adversely affect the Company’s business, results of operations, and financial condition.

Geopolitical instability, including the wars in Ukraine and the Middle East, could have a significant adverse effect on our business, results of operations, financial condition, and cash flow in the future.
Geopolitical crises raise a host of potential threats and risk factors to consider, even though we do not conduct business directly in Ukraine or Russia and only conduct limited business connected to Israel. Geopolitical instability may lead to sanctions brought against aggressor countries that will impact the import, export, sale, and supply of goods and services with companies located in the U.S. and other regions. Many companies have ceased all operations in certain warring countries, with near- and short-term losses expected in the millions. This will have a negative impact on the global economy and affect economic and capital markets. A downturn in the economy could drive our customers to cancel or reduce existing bookings, which will result in a reduction in revenue.
In light of the dramatic sanctions imposed against Russia, the U.S. Cybersecurity and Infrastructure Security Agency (“CISA”) warned of the risk of Russian cyber-attacks on U.S. networks and critical infrastructure. While we do not think we are a likely target of a cyber-attack, we must be diligent in our IT controls and protect of our company’s, employee’s, vendor’s, and customers' data. If we do fall victim to such an attack, it could have an adverse effect on our business operations.
Public company compliance may make it more difficult to attract and retain officers and directors.
    The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more complex and costly for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Risk Management and Strategy
We have developed a cybersecurity program based on internationally recognized frameworks, such as SOC-2 compliance for systems and organization controls related to our software development, and maps to standards published by Center for Internet Security (CIS) for our day-to-day operational stance. We conduct regular scans, penetration tests, and vulnerability assessments to identify any potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage the material risks from cyber threats include assessing the risks arising from threats associated with third party service providers, including cloud-based platforms.
We have developed a cyber crisis response plan for handling high severity security incidents and coordinating across multiple parts of the company. Our incident response team monitors threat intelligence feeds, handles vulnerability management and responds to incidents. In addition, we routinely perform training, simulations, and drills across company personnel.
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
From time to time, we engage third-party service providers to enhance our risk mitigation efforts. For instance, we have engaged an independent cybersecurity advisor to lead a cybersecurity crisis simulation exercise that has been used by our senior leaders to prepare for a possible cyber crisis. In addition, we have engaged a security auditor and advisor in systems administration and penetration testing, a systems auditor and advisor for cybersecurity and compliance, an IT Systems auditor and assurance vendor and an email security and cybersecurity training partner. We also purchase insurance to protect us against the risk of cybersecurity breaches.
To date, risks from cybersecurity threats have not previously materially affected us, and we currently are not aware of risks from cybersecurity threats that are reasonably likely to materially affect us, including our business, strategy, results of operations or financial condition. However, as discussed more fully under “Item 1A – Risk Factors”, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Governance
Role of Management
    IZEA’s CEO, our Director, Systems & Security, and our Senior Development Operations (DevOps) leader jointly manage of our cybersecurity risks. We have established a Security Council, which includes our CEO, Director, Systems & Security, Senior Manager, Systems & Security, Chief Financial Officer, General Counsel, and other senior officers, that meets quarterly to review cybersecurity and information security matters. The Security Council has primary management oversight responsibility for assessing and managing information security, fraud, vendor, data protection and privacy, and cybersecurity risks.
We have a security incident response framework in place. We use this incident response framework as part of our process to keep our management and Board of Directors informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The framework is a set of coordinated procedures and tasks that our incident response team, under our CEO's direction, executes to ensure timely and accurate resolution of cybersecurity incidents. Our cybersecurity framework includes regular compliance assessments with our policies, standards, and applicable state and federal statutes and regulations. In addition, we validate compliance with our internal data security controls through security monitoring utilities and internal and external audits.
Our CEO and Director, Systems & Security, have extensive experience in the information technology area. In particular, our Director, Systems & Security has over twenty years of professional experience in the information security area, including as a result of his roles as a director of security, a security architect, and a software security engineer at various companies.
Role of the Board of Directors
The Board of Directors Audit Committee is responsible for the primary oversight of our information security and cybersecurity programs. The Audit Committee receives periodic reports from our CEO on cyber risks and threats, the status of initiatives to enhance our information security systems, assessments of our security posture, and insights into emerging threats. Additionally, the CEO reports to the Audit Committee on our Company-wide enterprise risk assessment, including evaluating cyber risks and threats. The Chair of the Audit Committee subsequently informs the full Board of these cybersecurity matters and key discussion topics and meeting materials and recommends updates to our information security policies and programs for Board approval.

ITEM 2 - PROPERTIES

As a virtual-first employer, we do not have any current physical locations, and all of our employees are working remotely. Our corporate mailing address is 1317 Edgewater Dr. #1880, Orlando, Florida 32804.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and other legal proceedings arising in the ordinary course of our business. Litigation is subject to inherent uncertainties and adverse results in any litigation that may occur from time to time that may harm our business. As of March 25, 2025, we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our common stock is listed on the Nasdaq Capital Market under the symbol IZEA. As of March 25, 2025, we had approximately 104 shareholders of record of our common stock. This figure does not include beneficial owners whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.
Dividend Policy
We have never paid cash dividends to holders of our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
See the section “Securities Authorized For Issuance Under Equity Compensation Plans,” under Part III, Item 12 of this Annual Report.
Recent Sales of Unregistered Securities
On November 30, 2023, the Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”), allowing for a total of 1.8 million shares of IZEA common stock to new employees of IZEA and its subsidiaries. On December 1, 2023, the Company issued 328,354 performance-based grants under its 2023 Inducement Plan to five employees of Hoozu in conjunction with the acquisition of Hoozu, which grants were subsequently deemed to be forfeited for non-performance in conjunction with the December 2024 Hoozu divestiture. On October 15, 2024, the Company granted 50,000 shares in conjunction with the employment of our Chief Talent Officer. Shares associated with the Inducement Plan were registered on March 27th, 2025, under Form S-8.
Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)		Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan
September 1 - September 30, 2024	21,983	$2.62	21,983	(1)	$9,942,943
November 1 - November 30, 2024	96,960	$2.84	118,943	(1)	$9,668,279
December 1 - December 31, 2024	102,051	$2.58	220,994	(1)	$9,403,420
(1)     On June 28, 2024, the Company announced the Board’s authorization of a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock from time to time, subject to market conditions. On September 6, 2024, in connection with the Cooperation Agreement (as defined in Item 7 below), the Board increased the authorization to $10.0 million. On September 30, 2024, the Company entered into an agreement adopted under the safe harbors provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The agreement provides for the purchase of up to $9.9 million of common stock, commencing on November 1, 2024, and terminating on the earliest of May 15, 2025, upon the aggregate number of shares being repurchased or upon certain other events.

ITEM 6 - RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
IZEA Worldwide, Inc. (“IZEA”, “Company,” “we”, “us” or “our”) is a leading innovator in the creator economy, specializing in providing value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. The Company’s mission is to make creator economy solutions for marketers. We offer solutions that range from creator agency services to creator technologies to a marketplace that connects marketers with creators. By fostering these connections, we light up the creator economy with IZEAs - social-first content, made by creators, that are culturally relevant and move at the speed of culture. champion the creators, empowering individuals to monetize their creativity, content, and influence.
IZEA made a significant mark in the industry by launching the first influencer marketplace, PayPerPost, in 2006, setting a precedent for the evolution of digital marketing platforms. Today, the Company caters to a diverse range of clients, including independent creators and Fortune 10 brands, offering services in influencer marketing, customer-generated content, and custom content creation. IZEA provides tech-enabled managed services and self-service software tools, accommodating the varying needs of its clientele and ensuring mutually beneficial collaborations within its ecosystem.
IZEA Flex is a robust suite of tools that enhance IZEA’s ability to manage influencer marketing at scale. Beyond enabling seamless campaign execution, Flex empowers IZEA’s internal teams to measure influencer marketing performance with precision. The platform boasts a suite of core modules, which together provide a comprehensive toolkit for optimizing influencer marketing campaigns. Flex is distinguished by its ability to quantify the ROI of marketing efforts at scale, complemented by the introduction of AI-powered tools that streamline content and creative campaign ideation.
On IZEA.com, the Company offers a dynamic environment where creators can showcase their work to marketers, and marketers can directly engage and hire influencers, simplifying the collaboration process. This platform, alongside the innovative use of generative AI tools in FormAI, underscores IZEA's commitment to facilitating content creation and enhancing the efficiency of digital marketing strategies.
Leadership and Strategy Transition
On September 6, 2024, the Board appointed Patrick J. Venetucci as the new Chief Executive Officer following the resignation of Edward H. (Ted) Murphy. Under the terms of their respective separation agreements, both Mr. Murphy and Ryan S. Schram, President, Chief Operating Officer, and Director, resigned their Director positions as of September 6, 2024, and their executive positions effective September 15, 2024. Neither resignation stemmed from any disagreement with the Company's management or Board. Concurrently, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GP Cash Management, Ltd., GP Investments, Ltd., Rodrigo Boscolo, and Antonio Bonchristiano (collectively, the "GP Parties"). As part of this agreement, the Company’s Board of Directors (the “Board”) appointed Mr. Bonchristiano and Mr. Boscolo as directors, filling the vacancies created by the departures of Ted Murphy and Ryan Schram. Mr. Bonchristiano serves on the Compensation Committee and Nominations and Corporate Governance Committee. Messers Bonchristiano and Boscolo serve on the newly created Strategy and Capital Allocation Committee.
In December 2024, the Company implemented elements of a strategic shift intended to accelerate its path to profitability, including the divestiture of unprofitable investments and targeted workforce reductions, primarily in product development and marketing, and aligning its sales and customer delivery teams into industry verticals to target growth opportunities and improve account management and customer retention. We also completed the divestiture of Hoozu Holdings on December 18, 2024 and realigned our sales and client development teams to serve all markets, including international, from our North American hub. The Company believes that related cost reductions and efficiency improvements will impact short and long-term profitability measures.
Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.
Revenue
We generate revenue primarily from our managed services, when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”). Additionally, we generate revenue from subscription fees charged to access our software platforms, license and transaction fees from self-service customers, and fees from such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (collectively, “SaaS Services Revenue”).

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
G&A expenses include current period gains and losses on our acquisition costs payable and gains and losses from the sale of fixed assets. Impairments on fixed assets, intangible assets, and goodwill, are included as part of G&A expenses presented separately in our consolidated statements of operations and comprehensive loss when deemed material.
Depreciation and Amortization
Depreciation and amortization expenses consists primarily of amortization of our internal-use software and acquired intangible assets from our business acquisitions. To a lesser extent, we also have depreciation and amortization on equipment used by our personnel. Costs are amortized or depreciated over the estimated useful lives of the associated assets.
Other Income (Expense)
Interest Expense. Interest expense is primarily related to the payment plans for purchasing computer equipment.
Other Income. Other income consists primarily of interest income earned on investments, as well as realized gains and losses on foreign currency exchange transactions, primarily related to the Canadian and Australian Dollar..
Results of Operations for the Twelve Months Ended December 31, 2024 and 2023
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Twelve Months Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$35,881,010	$36,214,598	$(333,588)	(1)%

Costs and expenses:
Cost of revenue	21,204,204	21,621,445	(417,241)	(2)%
Sales and marketing	12,125,066	10,547,322	1,577,744	15%
General and administrative	16,743,046	13,214,978	3,528,068	27%
Impairment expense	4,130,477	—	4,130,477	100%
Depreciation and amortization	1,159,161	713,135	446,026	63%
Total costs and expenses	55,361,954	46,096,880	9,265,074	20%
Loss from operations	(19,480,944)	(9,882,282)	(9,598,662)	97%
Other income (expense):
Change in fair value of digital assets	28,414	—	28,414	100%
Interest expense	(8,129)	(8,226)	97	(1)%
Loss on divestiture	(2,286,083)	—	(2,286,083)	100%
Other income (expense), net	2,499,835	2,535,044	(35,209)	(1)%
Total other income (expense), net	234,037	2,526,818	(2,292,781)	(91)%
Net loss before income taxes	(19,246,907)	(7,355,464)	(11,891,443)	162%
Tax benefit	394,646	6,104	388,542	6,365%
Net loss	$(18,852,261)	$(7,349,360)	$(11,502,901)	157%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Twelve Months Ended December 31,
	2024		2023		$ Change	% Change
Managed Services Revenue	$35,058,023	98%	$35,740,685	99%	$(682,662)	(2)%
SaaS Services Revenue	822,987	2%	473,913	1%	349,074	74%

Total Revenue	$35,881,010	100%	$36,214,598	100%	$(333,588)	(1)%

Managed Services revenue during the twelve months ended December 31, 2024, decreased by $0.7 million, or 1.9%, from the same period in 2023. In January 2023, we announced the discontinuation of our relationship with a significant customer (referred to as the “non-recurring customer”). Managed Services revenue attributable to this non-recurring customer totaled approximately $8.1 million for the twelve months ended December 31, 2023. For the year ending December 31, 2024, Managed Services revenue from our recurring customer base reached $31.7 million, while Hoozu, which we divested in December 2024, contributed approximately $3.4 million.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow, influencer marketing campaigns and associated fees. SaaS Service revenue increased to $0.8 million during the twelve months ended December 31, 2024, compared to $0.5 million in the same period of 2023. The increase is primarily due to a growing number of licensees but at lower average license pricing.
Cost of Revenue
Cost of revenue for the twelve months ended December 31, 2024, was $21.2 million, a decrease of $0.4 million, or approximately 1.9%, compared to the same period in 2023. The cost of revenue associated with our non-recurring customer was approximately $6.0 million for the twelve months ended December 31, 2023. For the year ending December 31, 2024, the cost of revenue from our recurring customer base totaled $18.2 million, with Hoozu contributing approximately $3.0 million. Excluding costs related to Hoozu and our non-recurring customer in both periods, adjusted cost of revenue reflects a net increase of $3.0 million, or 19.5%, which was driven by lower average margins from our ongoing customer base.

Sales and Marketing
Sales and marketing expenses for the twelve months ended December 31, 2024, increased by $1.6 million, or approximately 15.0%, compared to the same period in 2023. The increase was primarily driven by higher sales and related international contract sales compensation costs.
General and Administrative
General and administrative expenses for the twelve months ended December 31, 2024, increased by $3.5 million, or approximately 26.7%, compared to the same period in 2023. The expense increase was primarily attributable to $1.3 million in severance costs related to executive departures and targeted workforce reductions, and $1.6 million in stock compensation mainly related to the accelerated vesting of equity awards. Additionally, professional services increased by $0.4 million, and contractor expenses rose by $0.6 million. These increases were partially offset by a $0.4 million reduction in software and licensing costs and $0.2 million in public company costs.
Impairment of Goodwill
In September 2024, the Company identified a triggering event related to changes in executive management and Board-level changes, including the Cooperation Agreement. As a result, the Company performed an interim goodwill impairment assessment using both the income approach (discounted cash flow method) and the market approach (guideline transaction method). The assessment determined that the carrying value of the Company’s IZEA reporting segment as of September 30, 2024, exceeded its fair value. Consequently, the Company recorded a $4.0 million impairment of goodwill related to prior IZEA acquisitions in September 30, 2024. Additionally, the Company conducted a qualitative assessment of the carrying value of its Hoozu reporting unit, which did not indicate impairment as of September 30, 2024.
Depreciation and Amortization
Depreciation and amortization expenses for the twelve months ended December 31, 2024, increased by $0.4 million, or approximately 62.5%, compared to the same period in 2023.
Depreciation expense on property and equipment was approximately $0.1 million for the twelve months ended December 31, 2024, and $0.1 million for 2023, respectively.
Amortization expenses were approximately $1.1 million and $0.6 million for the twelve months ended December 31, 2024 and 2023, respectively. Amortization expense related to internal-use software development costs was $0.8 million for 2024, up from $0.6 million in 2023, primarily due to $0.2 million of accelerated amortization for certain software assets no longer in use. This adjustment reflects the Company’s ongoing review of its software portfolio to align with current operational needs and strategic objectives, ensuring that the carrying value of these assets accurately reflects their utility and contribution to the business.
Other Income (Expense)
Interest expense totaled $8,129 during the twelve months ended December 31, 2024, compared to $8,226 in the prior year period.
Loss from divestiture of assets totaled $2.3 million during the twelve months ended December 31, 2024. This loss resulted from the sale of the Hoozu business unit, including the derecognition of goodwill, intangible assets, and other associated assets. The divestiture was part of the Company’s strategic initiative to streamline its portfolio and focus resources on core growth areas.
Other income net totaled $2.5 million in investment portfolio interest income for the twelve months ended December 31, 2024, compared to $2.5 million in the prior year. Despite the stable income, the average return on invested capital increased from 4.3% in 2023 to 4.7% in 2024, driven by changes in portfolio composition and prevailing interest rates.
Net Loss
Net loss for the twelve months ended December 31, 2024 was $19.2 million, a 11.9 million increase from the net loss of $7.4 million for the same period in 2023. The increase in net loss was primarily driven by the impairment and derecognition of goodwill during the year, as well as a loss from the divestiture of Hoozu. Additionally, higher personnel costs related to executive departures and targeted workforce reductions, including severance and accelerated vesting of equity awards, as applicable, contributed to the increase in expenses.
Other Comprehensive Loss
Comprehensive loss includes unrealized gains on investment securities of $0.3 million for the twelve months ended December 31, 2024, and unrealized losses of $0.5 million for the twelve months ended December 31, 2023.

Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received or refunds given during the same period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6 month period on average. However, since late 2020, we have received increasingly larger and more complex sales orders, which, in turn, has lengthened the average revenue period to approximately 9 months, with the largest contracts taking longer to complete. During 2024, the time between bookings and revenue improved to an average of 7.5 months. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues and could be subject to future adjustments. Managed Services Bookings is useful information as it reflects the number of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the twelve months ended December 31, 2024 and 2023, was $39.1 million and $28.1 million, respectively.
Non-GAAP Financial Measure
Net Managed Services Revenue
Net managed services revenue is a non-GAAP measure of total managed services revenues less the external direct costs associated with this revenue. Direct costs include the cost of creators and outside services, such as technical and content production costs. We exclude labor and other internal expenses from this measure to determine our labor efficiency rate. We have a principal relationship in our managed services contracts, which requires us to recognize revenues on a gross basis. We track net managed services revenue by customer and customer vertical to aid in resource allocation and our efforts to accelerate our path to profitability; however, this does not impact how we recognize gross managed services revenue.

Net Managed Services Revenue	2024	2023
Gross Revenue	$37,254,255	$37,843,177
Directs Costs of Goods Sold	17,576,834	18,966,116
Net Managed Services Revenue	$19,677,421	$18,877,061
Adjusted EBITDA
Following the September 2024 change in management, our Chief Operating Decision Maker (“CODM”) and Board of Directors have emphasized our operating results for planning purposes to allocate resources to enhance the financial performance of our business. Adjusted EBITDA is a “non-GAAP financial measure” under the rules of the Securities and Exchange Commission (the “SEC”). We define Adjusted EBITDA as operating income (or loss) from operations before depreciation and amortization, non-cash stock-based compensation, and other operating adjustments that are non-recurring or unusual to our core ongoing operations.
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
You should not consider Adjusted EBITDA in isolation or as a substitute for an analysis of our results of operations as under GAAP. Not all companies calculate Adjusted EBITDA similarly, limiting its usefulness as a comparative measure. Moreover, Adjusted OCF has limitations as an analytical tool, including that Adjusted EBITDA:
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
•does not include depreciation and intangible assets amortization expense, impairment charges, and gains or losses on disposal of equipment, which is not always a current period cash expense, but the assets being depreciated and amortized may have to be replaced in the future; and
•does not include non-operating activity, including interest income and other gains, losses, and expenses that we believe are not indicative of our ongoing core operating results, but these items may represent a reduction or increase in cash available to us.
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the twelve months ended December 31, 2024, and 2023:

	Twelve Months Ended December 31,
	2024	2023
Net loss from operations	$(18,852,261)	$(7,349,360)
Impairment of goodwill and intangible assets	4,130,477	—
Adjustment to fair market value of digital assets	(28,414)	(90,320)
Non-cash stock-based compensation	2,744,537	950,769
Non-cash stock issued for payment of services	319,070	300,015
Depreciation and amortization	1,159,161	713,135
Loss on sale of subsidiary	2,286,083	—
Non-recurring charges	7,668	—
Other non-cash items	—	(4,505)
Tax benefit	(400,750)	(6,104)
Adjusted EBITDA	$(8,634,429)	$(5,486,370)

Revenue	$35,881,010	$36,214,598
Adjusted EBITDA as a % of Revenue	(24.1)%	(15.1)%

Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms used in its business, marketing expenses, and general and administrative (“G&A”) expenses, including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $104.3 million as of December 31, 2024. We anticipate a decline in near-term operating expenses as a result of our recent workforce reductions, the divestiture of unprofitable international business activities, and reduced investments in product development, marketing, and administrative functions. While we have not yet achieved profitability, and we will likely continue to invest in areas we expect will help us grow, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.

We had cash and cash equivalents of $44.6 million as of December 31, 2024, compared to $37.4 million as of December 31, 2023. This increase of $7.2 million is primarily the result of the maturing of certain investments, including $6.4 million classified as short-term investments.

	Twelve Months Ended December 31,
	2024	2023
Net cash (used for)/provided by:
Operating activities	$(11,457,524)	$(4,832,317)
Investing activities	19,778,914	18,816,439
Financing activities	(1,098,893)	(1,138,354)
Net increase in cash and cash equivalents	$7,222,497	$12,845,768
Net cash used for operating activities was $11.5 million during the twelve months ended December 31, 2024, primarily driven by the continued use of cash to fund operating cash flow and to fund increases in net working capital. Net cash provided by investing activities was $19.8 million during the twelve months ended December 31, 2024, primarily due to the maturity of marketable securities. Net cash used for financing activities during the twelve months ended December 31, 2024 was $1.1 million, primarily driven by stock repurchase activity.
Long-Term Liquidity
We anticipate that our operating expenses will increase over time to support higher levels of revenue and required working capital financing as we continue to pursue the expansion of our business. We currently believe that we have adequate cash and long-term investments to fund our business growth for the next twelve months; however, should additional capital become necessary, we expect these funds would be financed predominately through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could significantly depend upon our ability to obtain the funding necessary to support our operations.
Financial Condition and Outlook
The Company has a strong Balance Sheet, including $51.1 million in cash and short-term investments, and no debt. Our capital expenditures represent the cost of developing new features for our internal-use technology and licensed products. Operating cash flows reflect our continued investment in the growth of our product licensing and managed services businesses.
As a part of our plan to reduce costs and accelerate our pathway to profitability, we exited unprofitable international initiatives, including the divestiture of Hoozu and the cessation of on-shore operations in China and the U.K. Additionally, we significantly lowered human capital costs through targeted reductions in product engineering, sales, and marketing. We have begun reorganizing our go-to-market teams to enhance account growth, improve retention, and drive new business growth.
We believe our core market is experiencing double-digit growth, presenting significant opportunities to expand within our current account base and acquire new accounts. While managed services revenue is down slightly in 2024, adjusting for the loss of a major customer in 2023 and the non-recurring Hoozu revenues in 2024, managed services revenue was approximately $31.7 million, reflecting a 16.3% year-over-year increase.
Our net loss in 2024 was significantly impacted by goodwill write-downs, one-time losses associated with exiting unprofitable operations, and staffing reduction costs. However, we expect that these strategic cost reductions will meaningfully reduce cash losses in the near term, strengthening our financial position and accelerating our path to profitability.
In 2024, we announced a stock buyback program of up to $10.0 million in value. Our 10b5-1 plan remains in place through May 15, 2025, subject to average trading volume limitations. Through March 25, 2025, we’ve purchased 385,947 shares at an average price per share of $2.70, investing $1.0 million. We plan to continue our buyback program as long as we believe our stock to be under-valued, either by extension of our 10b5-1 plan or by other methods available.
Critical Accounting Policies and Use of Estimates
     We prepare our financial statements according to GAAP. Certain accounting policies require us to apply significant judgment defining the appropriate assumptions for calculating financial estimates. These judgments will be subject to an inherent degree of uncertainty by their nature. Our judgments are based upon the historical experience of the Company, terms of existing contracts, observance of trends in the industry, the information provided by our customers, and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Company and Summary of Significant Accounting Policies of this Annual Report. We consider accounting estimates to be critical accounting policies when:

•The estimates involve matters that are highly uncertain at the time the accounting estimate are based, and
•Different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.
When more than one accounting principle or method of its application is generally accepted, we select the principle or method that we consider the most appropriate when given the specific circumstances. Applying these accounting principles requires us to estimate the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from our estimates. The following critical accounting policies are significantly affected by judgments, assumptions, and estimates used to prepare the financial statements.
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
We had a reserve of $0.2 million for doubtful accounts as of December 31, 2024. We believe this estimate is reasonable, but there can be no assurance that the estimate will not change due to a shift in economic or business conditions within the industry, the individual customers, or our Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. Bad debt expense was less than 1% of revenue for the twelve months ending December 31, 2024, and 2023.
The concentration of credit risk in accounts receivable is typically limited because many geographically diverse customers make up our customer base, thus spreading the trade credit risk. We control credit risk through credit approvals, credit limits, and monitoring procedures. We perform credit evaluations of our customers but generally do not require collateral to support accounts receivable. Two customers each accounted for more than 10% of accounts receivable on December 31, 2024. One customer accounted for more than 10% of our revenue during the twelve months ended December 31, 2024. One customer accounted for more than 10% of our accounts receivable on December 31, 2023. One customer accounted for more than 10% of our revenue during the twelve months ended December 31, 2023.
Software Development Costs and Acquired Intangible Software
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, we capitalize certain internal-use software development costs associated with creating and enhancing internally developed software related to our platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and the post-implementation stage of software development or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. We also capitalize certain costs related to cloud computing arrangements (“CCAs”). We have capitalized software development costs of $2.1 million, net of amortization, in the consolidated balance sheet as of December 31, 2024. These costs are reflected as intangible assets in the consolidated balance sheet as of December 31, 2024. We do not transfer ownership of our software to third parties. These software developments and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. We review the software development costs for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the fair value in our consolidated statements of operations and comprehensive loss.
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. Goodwill is not amortized: instead, it is tested for impairment at least annually. Should management determine that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.
Before the acquisition of Hoozu on December 1, 2023, IZEA had one business operating segment with one reporting unit for purposes of goodwill impairment testing. Until its disposition on December 18, 2024, Hoozu was treated as a second, separate reporting unit for goodwill impairment testing purposes.

In accordance with ASC 350-20, management’s practice is to assess the carrying value of the Company’s goodwill for impairment annually as of October 1, or more frequently during interim periods if events or changes in circumstances indicate it may be impaired.
In September 2024, the Company identified a triggering event related to changes in executive management and Board-level changes, including the Cooperation Agreement. As a result, the Company conducted an interim goodwill impairment test. The test utilized the income approach (discounted cash flow method) and the market approach (guideline transaction method) to evaluate the fair value of the Company’s IZEA reporting unit. The assessment determined that the carrying value of goodwill exceeded the fair value, resulting in a $4.0 million goodwill impairment charge recorded in the three and nine months ended September 30, 2024.
The Company completed the divestiture of the Hoozu business unit on December 31, 2024, resulting in the derecognition of $1.3 million in goodwill attributed to the unit as a part of the net loss on divestiture. As a result, the Company had no goodwill on its balance sheet as of December 31, 2024.
Purchase, Disposal, and Impairment of Digital Assets
Historically, we mined digital assets (mining operations ceased in 2019) and purchased digital assets on exchanges.
We record our digital assets in accordance with ASC 350, Intangibles - Goodwill and Other, which required acquired intangible assets to be recorded at cost. Under FASB ASC 350, an entity should determine whether an intangible asset has a finite or indefinite life. FASB ASC 350-30-35-4 states that if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset should be considered indefinite. We will record our digital assets as indefinite-lived intangible assets.
We use the Coinbase platform for transactions and to determine the fair value of our digital assets. Based on the fair value level hierarchy, we have determined the market to be observable and Level 1.
In September 2024. we converted all our digital assets to USD, following ASC 610-20 guidance to record the excess over carrying value as a gain.
Digital assets may be disposed of through Coinbase. The conversion of digital assets to USD or other fiat currency will not be considered ordinary business activities and will follow the guidance within ASC 610-20. Proceeds are not reported as revenue; the excess over carrying value will be reported as a gain. We use FIFO to track our digital assets.
Indefinite-lived intangible assets are initially carried at the value determined in accordance with FASB ASC 350-30-30-1 and are not subject to amortization. Historically, they have been tested for impairment annually or more frequently if events or changes in circumstance indicate that the assets is more likely than not impaired. In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period, with the changes in fair value reflected in net income. The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning December 15, 2024, with early adoption permitted. The Company has opted to adopt this guidance early. Expanded disclosures for crypto assets have been added to Note 5 - Intangible Assets. When an identical digital asset is bought and sold at a price different than the entity’s current carrying value, this will indicate that the asset’s carrying value must be adjusted. We will adjust the carrying value, and the gain or loss will be reflected as an operating expense.
Revenue Recognition
We generate revenue primarily from our managed services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); additionally, we generate revenue from subscription fees charged to access our software platforms, license and transaction fees from self-service customers, and fees from such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (collectively, “SaaS Services Revenue”).
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized based on a five-step model as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We also determine whether it acts as an agent or a principal for each identified performance obligation. For transactions in which we act as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content or sponsorship, promotion, and other related services, and we record the amounts we pay to third-party creators as cost of revenue. For transactions in which we act as an agent, revenue is reported on a net basis as the amount charged to the self-service marketer using our platforms, less the amounts paid to the third-party creators providing the service.
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
Managed Services Revenue
For Managed Services Revenue, we agree to provide services that may include multiple distinct performance obligations in the form of (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos, or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels, and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services to provide public awareness or advertising buzz regarding the marketer’s brand and purchase custom content for internal and external use. We may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied, depending on the type of service provided. We view our obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. The majority of revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress toward satisfying the overall performance obligation of the marketing campaign. The Company’s performance obligation in certain contracts with customers may be a stand-ready promise to provide influencer marketing services for an unknown or unspecified quantity of deliverables for a specified term. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term, and therefore, revenue is recognized straight-line during the life of the contract. Custom content delivery represents a distinct performance obligation that is satisfied over time when each piece of content is delivered to the customer. Revenue is recognized over time using an output method based on when each piece of content is delivered to the customer. Based on our evaluations, revenue from Managed Services is reported on a gross basis because we have the primary obligation to fulfill the performance obligations, and we create, review, and control the services. We take on the risk of payment to third-party creators and establish the contract price directly with our customers based on the services requested in the statement of work.
SaaS Services Revenue
SaaS services revenue includes subscription fees charged to access our software platforms, license and transaction fees from self-service customers, inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (collectively, “SaaS Services Revenue”).
Subscription and License Fee Revenue is generated by granting limited, non-exclusive, non-transferable access for customers to use our technology platforms for an agreed-upon subscription period. Customers access the platforms to manage their influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
Self-service customers instruct creators found through our platforms to provide and/or distribute custom content for an agreed-upon transaction price. Our platforms control the contracting, description of services, acceptance, and payment for the requested content. This service is used primarily by news agencies or marketers to manage the outsourcing of their content and advertising needs. We charge the self-service customer the transaction price plus a fee based on the contract. Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or, if related to influencer marketing services, over the content posting period verified by the platform. This revenue is reported on a net basis since we act as an agent through our platform for the third-party creator to provide the services or content directly to the self-service customer or to post approved content through one or more social media platforms.

Other Fees Revenue is generated when fees are charged to our platform users, which are primarily related to monthly plan fees, inactivity fees, and early cash-out fees. Plan fees are recognized within the month they relate to, inactivity fees are recognized at a point in time when the account is deemed inactive, and early cash-out fees are recognized when a cash-out is either below certain minimum thresholds or when accelerated payout timing is requested.
We do not typically engage in contracts longer than one year. Therefore, we do not capitalize costs to obtain its customer contracts as these amounts generally would be recognized over less than one year.
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
     Total stock-based compensation expense recorded in our consolidated statements of operations during the twelve months ended December 31, 2024, and 2023 were $2.7 million and $1.0 million, respectively.
There were outstanding options to purchase 33,339 shares with a weighted average exercise price of $18.60 per share, of which options to purchase 32,214 shares were exercisable with a weighted average exercise price of $18.82 per share as of December 31, 2024. As of December 31, 2024, the intrinsic value of outstanding options was $304. The intrinsic value of exercisable options as of December 31, 2024, was $304.
As of December 31, 2024, we had unvested restricted stock units representing 1,558,372 shares of common stock with an intrinsic value of $4.3 million and zero unvested shares of issued restricted stock with an intrinsic value of $0.
As of December 31, 2024, we had time-based restricted stock unit awards granted under the Company’s 2023 Inducement Plan with certain new hires, representing 50,000 shares of common stock with an intrinsic value of $0.1 million.
Business Combinations and Asset Acquisitions
The Company follows Accounting Standards Codification (ASC) Topic 805, "Business Combinations," to handle business combinations. The acquisition method of accounting is utilized for all business combinations. This method involves recognizing and measuring identifiable assets acquired, liabilities assumed, and any non-controlling interests at their fair values on the acquisition date. Goodwill signifies the surplus of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed. It is assigned to reporting units expected to benefit from the combination's synergies and undergoes annual impairment testing. Acquisition-related costs, such as advisory, legal, and due diligence fees, are expensed as incurred and are included in general and administrative expenses for acquisition period. The financial statements incorporate the results of operations and financial position of acquired businesses from their respective acquisition dates. Any adjustments to preliminary fair values of assets acquired and liabilities assumed, referred to as measurement period adjustments, are recorded in the period of adjustment.
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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IZEA Worldwide, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of IZEA Worldwide, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the (“financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Charlotte, North Carolina
March 27, 2025

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$44,644,468	$37,446,728
Accounts receivable, net	7,781,824	5,012,373
Prepaid expenses	1,079,045	739,988
Short term investments	6,427,488	17,126,057
Other current assets	97,215	26,257
Total current assets	60,030,040	60,351,403

Property and equipment, net of accumulated depreciation	103,574	205,377
Goodwill	—	5,280,372
Intangible assets, net of accumulated depreciation	—	1,749,441
Digital assets	—	162,905
Software development costs, net of accumulated depreciation	2,086,660	2,056,972
Long term investments	—	9,618,996
Total assets	$62,220,274	$79,425,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,511,747	$1,504,348
Accrued expenses	3,734,123	3,083,460
Contract liabilities	8,188,651	8,891,205
Contingent liability	—	114,400
Total current liabilities	13,434,521	13,593,413

Finance obligation, less current portion	4,034	63,419
Deferred purchase price, less current portion	—	60,600
Deferred tax liability	—	394,646
Total liabilities	$13,438,555	$14,112,078

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 17,518,018 and 16,602,155, respectively, shares outstanding: 16,931,169 and 16,236,300, respectively.	1,752	1,660
Treasury stock at cost: 586,849 and 365,855 shares at December 31, 2024 and December 31, 2023, respectively	(1,622,065)	(1,019,997)
Additional paid-in capital	154,593,800	152,027,110
Accumulated deficit	(104,297,055)	(85,444,794)
Accumulated other comprehensive income (loss)	105,287	(250,591)
Total stockholders’ equity	48,781,719	65,313,388
Total liabilities and stockholders’ equity	$62,220,274	$79,425,466
See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2024	2023
Revenue	$35,881,010	$36,214,598

Costs and expenses:
Cost of revenue	21,204,204	21,621,445
Sales and marketing	12,125,066	10,547,322
General and administrative	16,743,046	13,214,978
Impairment expense	4,130,477	—
Depreciation and amortization	1,159,161	713,135
Total costs and expenses	55,361,954	46,096,880

Loss from operations	(19,480,944)	(9,882,282)

Other income (expense):
Change in the fair value of digital assets	28,414	—
Interest expense	(8,129)	(8,226)
Loss on divestiture	(2,286,083)	—
Other income (expense), net	2,499,835	2,535,044
Total other income (expense), net	234,037	2,526,818

Net loss before income taxes	(19,246,907)	(7,355,464)
Tax benefit	394,646	6,104
Net loss	$(18,852,261)	$(7,349,360)

Weighted average common shares outstanding – basic and diluted	17,067,995	16,368,216
Basic and diluted loss per common share	$(1.10)	$(0.45)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Comprehensive Loss

	Twelve Months Ended December 31,
	2024	2023
Net loss	$(18,852,261)	$(7,349,360)

Other comprehensive income
Unrealized gain (loss) on securities held	$—	530,204
Unrealized gain (loss) on currency translation	127,296	262,800
Reclassification of foreign currency translation adjustment to income	(34,218)	—
Total other comprehensive income (loss)	355,878	793,004

Total comprehensive income (loss)	$(18,496,383)	$(6,556,356)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	15,603,597	$1,560	$149,148,248	—	(78,103,066)	(780,795)	$70,265,947
Cumulative Effect Retained Earnings Adjustment (FMV Crypto)	—	—	—	—	7,632	—	7,632
Stock purchase plan & option exercise issuances	10,376	1	17,884	—	—	—	17,885
Stock issued for payment of services	131,520	13	300,002	—	—	—	300,015
Stock-based compensation	163,085	17	950,752	—	—	—	950,769
Shares withheld to cover statutory taxes	(56,422)	(6)	(136,236)	—	—	—	(136,242)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Common stock - Hoozu acquisition	726,210	73	1,746,462	—	—	—	1,746,535
Treasury stock	—	—	—	(1,019,997)	—	—	(1,019,997)
Unrealized gain (loss) on securities held	—	—	—	—	—	530,204	530,204
Net loss	—	—	—	—	(7,349,360)	—	(7,349,360)
Balance, December 31, 2023	16,602,155	$1,660	$152,027,110	$(1,019,997)	$(85,444,794)	$(250,591)	$65,313,388
Stock purchase plan & option exercise issuances	71,611	7	92,894	—	—	—	92,901
Stock issued for payment of services	125,863	13	319,057	—	—	—	319,070
Stock-based compensation	967,721	97	2,744,440	—	—	—	2,744,537
Shares withheld to cover statutory taxes	(249,332)	(25)	(589,701)	—	—	—	(589,726)
Treasury stock	—	—	—	(602,068)	—	—	(602,068)
Foreign currency translation adjustment	—	—	—	—	—	93,078	93,078
Unrealized gain (loss) on securities held	—	—	—	—	—	262,800	262,800
Net loss	—	—	—	—	(18,852,261)	—	(18,852,261)
Balance, December 31, 2024	17,518,018	$1,752	$154,593,800	$(1,622,065)	$(104,297,055)	$105,287	$48,781,719

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,852,261)	$(7,349,360)
Adjustments to reconcile net loss to net cash used for operating activities:
Adjustment to fair market value of digital assets	(28,414)	(90,320)
Depreciation	105,281	99,408
Amortization	1,053,880	613,727
Impairment of expense	4,130,477	—
Deferred tax benefit, divestiture	(400,750)	(6,104)
Stock-based compensation	2,744,537	950,769
Value of stock issued or to be issued for payment of services	319,070	300,015
(Gain)/Loss on disposal of equipment	—	(4,505)
Loss on divestiture	2,115,352	—
Bad debt	—	50,000
Changes in operating assets and liabilities:
Accounts receivable	(3,352,839)	1,021,690
Prepaid expenses and other current assets	(264,655)	3,243,398
Accounts payable	207,995	(532,382)
Accrued expenses	787,809	244,730
Contract liabilities	(23,006)	(3,373,383)
Net cash used in operating activities	(11,457,524)	(4,832,317)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(203,403)	640,781
Payment for divestiture	73,528	—
Purchase of short term investments	—	(285,236,952)
Proceeds from investment maturities	20,580,365	304,424,930
Purchase of property and equipment	(74,985)	(131,722)
Proceeds from the sale of digital assets	191,318	—
Capitalization of software development costs	(789,001)	(880,598)
Proceeds from the sale of PPE	1,092	—
Net cash provided by investing activities	19,778,914	18,816,439
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	92,901	17,885
Purchase of treasury stock	(602,068)	(1,019,997)
Payments on shares withheld for statutory taxes	(589,726)	(136,242)
Net cash used in financing activities	(1,098,893)	(1,138,354)
Effect of exchange rate changes on cash	(24,757)	—
Net increase in cash and cash equivalents	7,197,740	12,845,768
Cash and cash equivalents, beginning of period	37,446,728	24,600,960
Cash and cash equivalents, end of period	$44,644,468	$37,446,728

Supplemental cash flow information:
Interest paid	$8,129	$8,852
Contingent Consideration	$—	$175,000

	Twelve Months Ended December 31,

	2024	2023
Supplemental non-cash activities:
Equipment acquired with financing arrangement	$—	$80,843
Fair Value of common stock issued for services	$319,070	$300,015
Common stock issued for payment of acquisition	$—	$1,746,535

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Information and Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “IZEA” or the “Company”) is a Nevada corporation founded in February 2006 under the name PayPerPost, Inc. and became a public company in May 2011. In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada. In December 2023, IZEA purchased all of Hoozu Holdings' outstanding shares of capital stock, which it subsequently divested in December 2024.
The Company helps power the creator economy by enabling individuals to monetize their content, creativity and influence through global brands and marketers. IZEA compensates these creators for producing unique content, such as long and short-form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their websites, blogs, and social media channels.
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
Executive Leadership and Board Changes
On September 6, 2024, the Board appointed Patrick J. Venetucci as the new Chief Executive Officer following the resignation of Edward H. (Ted) Murphy. Under the terms of their respective Separation Agreements, both Mr. Murphy and Ryan S. Schram, President, Chief Operating Officer, and Director, resigned their Director positions as of September 6, 2024, and their executive positions effective September 15, 2024. Neither resignation stemmed from any disagreement with the Company's management or Board. Concurrently, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GP Cash Management, Ltd., GP Investments, Ltd., Rodrigo Boscolo, and Antonio Bonchristiano (collectively, the "GP Parties"). As part of this agreement, the Company’s Board of Directors (the “Board”) has appointed Mr. Bonchristiano and Mr. Boscolo as directors, filling the vacancies created by the departures of Ted Murphy and Ryan Schram. Mr. Bonchristiano serves on the Compensation Committee, Nominations and Corporate Governance Committee. Messers Bonchristiano and Boscolo both serve on the newly created Strategy and Capital Allocation Committee.
Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiaries subsequent to the subsidiaries’ acquisition, merger, or formation dates, as applicable. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. The Australian Financial Claims Scheme insures deposits made to the Company’s pre-divestiture accounts in Australia up to AUD $250,000. Deposit balances exceeding the various limits were approximately $44.2 million and $36.7 million as of December 31, 2024 and December 31, 2023, respectively.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, contract assets, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Contract assets represent amounts owed for work performed but not yet billed. The Company had net trade receivables of $7.8 million, including $7.6 million of accounts receivable and contract assets of $0.2 million on December 31, 2024. The Company had net trade receivables of $5.0 million, including $4.9 million of accounts receivable and contract assets of $83,697 on December 31, 2023.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Management determines the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We will continue to monitor these factors and adjust our credit and collection policies as necessary to address evolving market conditions and potential risks to financial performance. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. We assess collectability risk both generally and by specific aged invoices. Our loss history informs a general reserve percentage, which we apply to all invoices less than 90 days from the invoice due date, currently 1% of the outstanding balance. The general reserve, which we update periodically, recognizes that some invoices will likely become a collection risk. When an invoice ages 90 past its due date, we consider each invoice to determine a reserve for collectability based on our prior history and recent communications with the customer, to determine a reserve amount. Generally, our reserve for such aged invoices will approach 100% of the invoice amount.
The Company had a reserve for doubtful accounts of $0.2 million as of December 31, 2024, and $0.2 million as of December 31, 2023. Management believes this estimate is reasonable, but there can be no assurance that the estimate will not change due to economic or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense in the twelve months ended December 31, 2024 and recognized $50,000 in the twelve months ended December 31, 2023.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had two customers that each accounted for more than 10% of total accounts receivable on December 31, 2024 and one customer that accounted for more than 10% of total accounts receivable on December 31, 2023. The Company had one customer that accounted for more than 10% of its revenue during the twelve months ended December 31, 2024, and one customer that accounted for more than 10% of its revenue during the twelve months ended December 31, 2023.

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
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. Goodwill is not amortized but must be tested for impairment at least annually at the reporting unit level. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Before the acquisition of Hoozu on December 1, 2023, IZEA had one business operating segment with one reporting unit for purposes of goodwill impairment testing. Following its acquisition, Hoozu was treated as a second, separate reporting unit for goodwill impairment testing until its sale.
The Company performs its annual impairment tests of goodwill as of October 1 each year, or more frequently if certain indicators are present. In the event management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.
As described in “Note 5 Intangible Assets,” in September 2024, the Company identified a triggering event related to the executive management and Board-level changes, including the Cooperation Agreement, and performed an interim assessment of goodwill, precipitating the write-off of its $4.0 million balance of goodwill related to acquisitions of Ebyline, ZenContent, TapInfluence. The Company completed the sale of Hoozu in December 2024, resulting in the derecognition of goodwill of the remaining $1.3 million. As a result, the Company had no outstanding goodwill balance as of December 31, 2024.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Intangible Assets
The Company acquired the majority of its intangible assets through its acquisition of Hoozu. The Company amortizes identifiable intangible assets over periods of 12 to 60 months. See “Note 5 Intangible Assets” for further details.
Before liquidating its holdings in September 2024, the Company accounted for its digital assets held as indefinite-lived intangible assets under ASC 350, Intangibles—Goodwill and Other. The Company maintained ownership of and control over its digital assets and used third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently evaluated for any changes in the fair market value.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period, with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company opted to adopt this guidance early.
A cumulative effect adjustment to retained earnings was recognized as of January 1, 2023, for $7,632. This adjustment brought the carrying value in line with the fair market value as of December 31, 2022. Adjustments were recognized for all quarterly reporting periods for 2023 as of December 31, 2023, to restate the carrying value at the end of each period for the Company’s digital assets, as described in “Note 5 Intangible Assets.”
In September 2024, the Company sold all its digital assets for total proceeds of $0.2 million, net of de minimis fees. As of December 31, 2024, the Company no longer held any Bitcoin or Ethereum, as all digital assets were sold during the period. The Company did not recognize any impairment of digital assets during the twelve months ended December 31, 2024, and 2023.
The Company reviews long-lived assets, including software development costs and other intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset's carrying amount to determine if there has been an impairment, calculated as the difference between the asset’s fair value and the carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions, and estimates of residual values. Fair values take into consideration management estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. In connection with the strategic reorganization and divestitures completed during the twelve months ended December 31, 2024, all intangible assets associated with acquired intangible assets were written off. Further details on these write-offs are provided in "Note 5 - Intangible Assets."
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes certain costs associated with cloud computing arrangements (“CCAs”). These software developments, acquired technology, and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In December 2024, the Company reviewed its software assets, wrote off fully amortized balances no longer active, and accelerated the amortization of certain software assets no longer in use, with further details provided in "Note 6 - Software Development Costs.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Revenue Recognition
The Company generates revenue primarily from Managed Services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); additionally, we generate revenue from subscription fees charged to access our software platforms, license and transaction fees from self-service customers, and fees from such as inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (collectively, “SaaS Services Revenue”).
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
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by a statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for either a non-refundable deposit or a cancellation fee if the agreement is canceled by the customer prior to the completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the creditworthiness of the customer and payment and transaction history.
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
The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. The majority of revenue is recognized using an input method of costs incurred compared to total expected costs to measure the progress toward

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

satisfying the overall performance obligation of the marketing campaign. The Company’s performance obligation in certain contracts with customers may be a stand-ready promise to provide influencer marketing services for an unknown or unspecified quantity of deliverables for a specified term. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term, and therefore, revenue is recognized straight-line over the life of the contract. The Company may provide one type or a combination of all types of these influencer marketing services on a statement of work for a lump sum fee. When multiple performance obligations exist in a contract, the Company allocates revenue to each distinct performance obligation at contract inception based on its relative standalone selling price. These performance obligations are to be provided over a period that generally ranges from one day to one year. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations, and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators and establishes the contract price directly with its customers based on the services requested in the statement of work.
SaaS Services Revenue
SaaS services revenue includes subscription fees charged to access our software platforms, license and transaction fees from self-service customers, inactivity fees, early cash-out fees, and other miscellaneous fees charged to users of our platforms (collectively, “SaaS Services Revenue”).
Subscription and license revenue is generated by granting customers limited, non-exclusive, non-transferable access to the Company’s technology platforms for an agreed-upon subscription period. Customers access the platforms to manage their influencer marketing campaigns. Fees for subscription or licensing services are recognized straight-line over the term of the service.
Self-service customers instruct creators found through the Company’s platforms to provide and/or distribute custom content for an agreed-upon transaction price. The Company’s platforms control the contracting, description of services, acceptance of, and payment for the requested content. This service is used primarily by news agencies or marketers to control the outsourcing of their content and advertising needs. The Company charges the self-service customer the transaction price plus a fee based on the contract (“Marketplace Spend Fees”). Revenue is recognized when the transaction is completed by the creator and accepted by the marketer or verified as posted by the system. Based on the Company’s evaluations, this revenue is reported on a net basis since the Company is acting as an agent through its platform for the third-party creator to provide the services or content directly to the self-service customer or to post approved content through one or more social media platforms.
Other Fees Revenue is generated when fees are charged to the Company’s platform users primarily related to monthly plan fees, which are recognized within the month they relate to.
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the twelve months ended December 31, 2024, and 2023 were approximately $2.3 million and $2.6 million, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.
Income Taxes
Deferred income taxes are accounted for using the balance sheet approach, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs state franchise tax in ten states, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of December 31, 2024, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 3 - Financial Instruments of Notes to the Consolidated Financial Statements.
Stock-Based Compensation
Stock-based compensation cost related to stock options granted under the 2011 Equity Incentive Plan, as amended (the “2011 Equity Incentive Plan”), and the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) (see “Note 10 Stockholder’s Equity”) is measured at the grant date, based on the fair value of the award. It is recognized as an expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The Company uses the simplified method to estimate the expected term of employee stock options because it does not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options expire. The Company uses the closing stock price of its common stock on the date of the grant as the associated fair value of its common stock. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The Company estimates forfeitures when recognizing compensation expense, and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
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
On December 12, 2024, the Company's stockholders approved an amendment to the Amended and Restated 2011 Equity Incentive Plan. The approved amendment increased the total number of shares available for issuance under the Plan by an additional 700,000 shares. This increase is intended to support the Company’s ongoing efforts to attract, retain, and incentivize employees, directors, and other eligible participants, aligning their interests with those of the stockholders and further driving the Company’s long-term growth and success.
Business Combinations and Asset Acquisitions
The Company accounts for business combinations in accordance with Accounting Standards Codification (ASC) Topic 805, “Business Combinations.” The acquisition method of accounting is applied to all business combinations, whereby the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree are recognized and measured at their fair values as of the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed in a business combination. Goodwill is allocated to reporting units, which are expected to benefit from the synergies of the combination and is subject to annual impairment testing. Acquisition-

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

related costs, including advisory, legal, and due diligence fees, are expensed as incurred and are included in general and administrative expenses in the period in which the acquisition occurs. The financial statements include the results of operations and the financial position of businesses acquired from their respective acquisition dates. Any adjustments to the preliminary fair values of assets acquired and liabilities assumed, known as measurement period adjustments, are recorded during the period of the adjustment.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Accounting for and Disclosure of Crypto Assets: In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period, with the changes in fair value reflected in net income. The amendments also require disclosures of the name, fair value, units held, and cost bases for each significant crypto asset held and annual reconciliations of crypto asset holdings. The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has opted adopt this guidance early. A cumulative effect adjustment to retained earnings was booked as of January 1, 2023 for $7,632. Interim and annual periods for 2022 and 2023 have been presented with the change reflected in fair market value. Expanded disclosures for crypto assets have been added to Note 5 - Intangible Assets.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes: Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The Company expects to adopt this ASU for the annual period beginning on January 1, 2025 and does not expect a material impact on the consolidated financial statements.
Disaggregation of Income Expenses: In November 2024, the FASB issued ASU No. 2024-03 (Subtopic 220-40) Disaggregation of Income Expenses, which requires entities to provide enhanced disclosures related to certain disclosures related to certain expense categories included in the income statement. The update is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the timing and impact of adopting the updated provisions.
NOTE 2.    BUSINESS ACQUISITIONS AND DIVESTITURES

Divestiture of Hoozu Holdings PTY Ltd.
On December 18, 2024, the Company completed the divestiture of Hoozu Holdings PTY Ltd. (“Hoozu”) through its sale to a private Australian company, as part of a strategy to optimize its market focus and enhance the profitability of its North American operations.
The sale, which was consummated on a cash-free, debt-free basis, resulted in cash proceeds of $73,529, net of approximately $28,000 transaction costs, and resulted in a net loss of $1.9 million, net of a $0.3 million deferred tax benefit, which, together with the year-to-date results of operations through the sale date, is reflected in the Company’s financial statements for the period ended December 31, 2024.
Acquisition of Hoozu Holdings, LTD.
On December 1, 2023, the Company completed the announced acquisition of Hoozu Holdings, LTD, subsequently privatized and restructured to become Hoozu Holdings Pty, Ltd., from Hoozu investors. Hoozu is an Australian influencer marketing company headquartered in Sydney. The net purchase price was approximately $2.5 million, including cash consideration of $0.6 million and 726,210 shares of common stock, valued at approximately $1.7 million at the acquisition date, based on the closing market share price on the acquisition date. Approximately $0.2 million of transaction-related costs are separately recorded in general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 2023. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Gross Purchase Consideration
12/1/2023
Cash paid at closing	$595,411
Stock issued at closing	1,746,535
First deferred purchase price installment (1)	114,400
Second deferred purchase price installment (1)	60,600
Total estimated consideration	$2,516,946
(1) The Company’s acquisition of Hoozu on December 1, 2023, included four equal contingent cash consideration payments totaling $0.4 million, with twelve-month measurement periods ending December 31, 2024 and 2025. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation thresholds for each measurement period. The contingent payments are hit-or-miss, with the first measurement period payments carrying a make-up provision during the second measurement period. The Company determined the fair value of these contingent payments, using Monte Carlo simulation methods, to be $0.2 million at the acquisition date, subject to periodic adjustment until both measurement periods are completed. During the quarter that ended June 30, 2024, the Company determined that based upon the lag behind Hoozu’s revenue and profitability growth, achieving the deferred purchase price targets for both 2024 and 2025 is not probable and accordingly reduced these installment balances to their expected payout value.
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
Other intangible assets with definite lives include acquired customer relationships of $0.9 million and tradename of $0.7 million. The preliminary fair value of customer-related intangible assets was determined by using the income approach, while the tradename fair value was determined using the relief from the royalty method. Acquired customer relationships and tradename generally have useful lives of 10 years, unless shorter periods are warranted and are amortized to operating costs on an accelerated basis.
The excess of consideration for Hoozu over the preliminary net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $1.3 million of goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce and synergies.
Contingent liability purchase price installments, which total $0.4 million based on meeting certain revenue and EBITDA milestones for 2024 and 2025, were recorded at their fair value of $0.2 million at the acquisition date. The contingent

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

liability value is subject to periodic adjustment until both measurement dates are completed. No adjustment was recorded in December 2023.
As of June 30, 2024, the Company reassessed the fair value of the contingent performance-based consideration related to the earnout provision of the acquisition of Hoozu. Based on actual performance to date and revised projections of Hoozu’s business performance, it was determined that the contingent milestones were no longer probable of being achieved. Consequently, the contingent liability was adjusted to the expected payout value, resulting in a gain of $0.2 million recognized as a reduction to general and administrative expenses in the consolidated statements of income. This adjustment reflects our updated expectation of future performance and aligns with the requirements of ASC 805.
On March 27, 2024, Hoozu Holdings, Ltd was privatized and restructured to become Hoozu Holdings Pty, Ltd. This administrative change reflects a desire to streamline financial operations.
Acquisition of 26 Talent
On July 1, 2024, the Company, through its subsidiary Hoozu, completed the acquisition of 26 Talent in connection with the Company’s strategic expansion efforts in the Asia-Pacific (APAC) region. 26 Talent was subsumed by Hoozu’s Huume talent management division following the acquisition, making it part of the December 18, 2024 sale of Hoozu. Consideration for the acquisition consisted of cash of $0.2 million and contingent consideration totaling up to $0.1 million, with twelve-month measurement periods ending July 31, 2025, and 2026. The contingent payments are based on meeting minimum Revenue thresholds for each measurement period. The contingent payments are hit-or-miss. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities to be assumed to be recognized on the balance sheet at their fair market value as of the acquisition date.

Gross Purchase Considerations
07/1/2024
Cash paid at closing	$150,000
First deferred purchase price installment(1)	38,000
Second deferred purchase price installment(1)	48,000
Total estimated consideration	$236,000
(1)The Company’s acquisition of 26 Talent on July 1, 2024, included two equal contingent cash consideration payments totaling up to $0.1 million, with twelve-month measurement periods ending July 31, 2025 and 2026. The contingent payments are based on meeting minimum Revenue and Adjusted Earnings before Taxes and Depreciation thresholds for each measurement period. The contingent payments are hit-or-miss. The Company determined the fair value of these contingent payments, using Monte Carlo simulation methods, to be $86,000 at the acquisition date, subject to periodic adjustment until both measurement periods are complete.
The table below presents the provisional fair values on July 1, 2024, allocated to the assets acquired and liabilities assumed. The fair values are presented in the following table:

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
Other intangible assets with definite lives include acquired customer relationships of $0.2 million. The preliminary fair value of customer-related intangible assets fair value was determined by using the income approach. Acquired customer

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

relationships generally have useful lives of 10 years unless shorter periods are warranted, and are amortized to operating costs on an accelerated basis.
Contingent liability purchase price installments, which total $0.1 million based on meeting certain revenue and EBITDA milestones for 2025 and 2026, were recorded at their fair value of $86,000 at the acquisition date. The contingent liability value is subject to periodic adjustment until both measurement dates are completed.
Acquisition of Zuberance
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
The customer-related intangible assets’ fair value was determined using the income approach, has an estimated useful life of 5 years, and will be amortized to operating expenses on an accelerated basis.
During the fourth quarter of 2024, the Company determined to sunset the Zuberance platform on December 31, 2024, aligning with its commitment to reduce unprofitable investments and to hasten improved financial performance.
Other
On July 24, 2024, the Company entered into an agreement with The Reiman Agency (“TRA”) and subsequently terminated this agreement, effective September 30, 2024. All consideration paid to TRA upon closing has been returned, and the inducement grant issued in connection with Mr. Reiman’s employment was forfeited, including a termination fee. The operating results of TRA, which are immaterial, are included in the Company’s operating results for the September 30, 2024 quarter.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
The Company has appointed a leading national bank for custody services with respect to investment securities. Investments comply with the Company’s revised investment strategy policy, designed to preserve capital, minimize investment risks, and maximize returns.
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of December 31, 2024:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)
Cash and cash equivalents	$2,990,837	$—	$—	$2,990,837	$2,990,837	$—
Level 1 (2)
Commercial paper	—	—	—	—	—	—
Money market funds	41,653,631	—	—	41,653,631	41,653,631	—
US Treasury securities	1,003,173	—	(5,103)	998,070	—	998,070
Subtotal	42,656,804	—	(5,103)	42,651,701	41,653,631	998,070
Level 2 (3)
Asset back securities	976,387	22,492	—	998,879	—	998,879
Corporate debt securities	4,435,719	336	(5,516)	4,430,539	—	4,430,539
Subtotal	5,412,106	22,828	(5,516)	5,429,418	—	5,429,418
Total	$51,059,747	$22,828	$(10,619)	$51,071,956	$44,644,468	$6,427,488
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
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company recognized a loss of $4,323 for the twelve months ended December 31, 2024, and recognized a gain of $104 for the twelve months ended December 31, 2023, respectively. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	As of December 31, 2024	As of December 31, 2023
Due in 1 year or less	$6,427,488	$17,126,057
Due in 1 year through 5 years	—	9,618,996
Total	$6,427,488	$26,745,053
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	December 31, 2024		December 31, 2023
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$44,644,468	$—	$37,446,728	$—
Government bonds	998,070	(5,103)	6,939,713	(79,840)
Corporate debt securities	4,430,539	(5,180)	16,196,931	(124,431)
Asset backed securities	998,879	22,492	3,608,409	(46,320)
Total	$51,071,956	$12,209	$64,191,781	$(250,591)
During the twelve months ended December 31, 2024, the Company did not recognize any credit losses and had no ending allowance balance for credit losses.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2024	December 31, 2023
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	277,918	281,950
Total	316,272	320,304
Less accumulated depreciation	(212,698)	(114,927)
Property and equipment, net	$103,574	$205,377
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $0.1 million and $99,408 for the twelve months ended December 31, 2024 and 2023, respectively.

NOTE 5.     INTANGIBLE ASSETS

Definite Lived Intangible Assets

Definite lived intangible assets, net of amortization as of December 31, 2024, and December 31, 2023, totaled $0 and $1.7 million, respectively.
As of December 31, 2024, the Company concluded the divestiture of its Hoozu business and the sunsetting of its Zuberance platform. In connection with these strategic decisions, all related intangible assets, including software, intellectual property, and other intangible assets associated with Hoozu and Zuberance, were fully written off. This write-off reflects the cessation of operations related to these assets and the Company’s commitment to streamlining its portfolio in alignment with its evolving business strategy. The write-off was recorded in the Company’s financial statements for the year ending December 31, 2024, resulting in a non-cash income statement charge.

	December 31, 2024			December 31, 2023
	Balance	Accumulated Amortization	Net Book Value	Balance	Accumulated Amortization	Net Book Value	Useful Life in years
Trade names	$—	$—	$—	$668,000	$5,567	$662,433	10
Customer lists
Hoozu	—	—	—	935,000	7,791	927,209	10
Zuberance	—	—	—	162,508	2,709	159,799	5
Total definite-lived intangible assets	$—	$—	$—	$1,765,508	$16,067	$1,749,441
Total intangible assets from the Company’s acquisitions and other acquired assets net of accumulated amortization thereon consisted of the following:

	December 31, 2024	December 31, 2023
Hoozu intangible assets	$—	$1,603,000
Zuberance intangible assets	—	162,508
Total	$—	$1,765,508
Less accumulated amortization	—	(16,067)
Intangible assets, net	$—	$1,749,441
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $0.3 million and $16,068 for the twelve months ended December 31, 2024 and 2023, respectively.

Digital Assets
In September 2024, the Company sold all its digital assets for total proceeds of $0.2 million, net of de minimis fees.
As of December 31, 2024, the Company no longer held any digital assets. The Company recorded a gain of $28,414 for the twelve months ended December 31, 2024, respectively.
The Company determines the fair value of its digital assets on a recurring basis in accordance with ASU 2023-8, Accounting for and Disclosure of Crypto Assets, based on quoted prices on the active exchange(s) that have been determined to be the principal market for such assets (Level 1 inputs). The Company performs an analysis monthly to identify whether the fair market value of the digital assets has changed. If the then-current carrying value of a digital asset is different from the fair value so determined, an adjustment in the amount equal to the difference between their carrying value and the price determined is recognized.
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
Goodwill
The Company’s goodwill balance changed as follows:

Amount
Balance on December 31, 2022	$4,016,722
Acquisitions during 2023	1,265,155
Currency translation adjustment	$(1,505)
Balance on December 31, 2023	$5,280,372
Impairment of goodwill	(4,016,722)
Divestiture of subsidiary	(1,266,393)
Currency translation adjustment	2,743
Balance on December 31, 2024	$—
The Company completed its acquisition of Hoozu on December 1, 2023. While Hoozu’s business is reported together with our Managed Services business, it will be treated as a separate component for goodwill impairment testing.
The Company performs an annual impairment assessment of goodwill on October 1 each year or more frequently if certain indicators are present. In September 2024, the Company identified a triggering event related to changes in executive management and Board-level changes, including the Cooperation Agreement. As a result, the Company performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method. This assessment determined that the carrying value of the Company’s IZEA reporting segment exceeded its fair value, leading to a $4.0 million goodwill impairment recorded in September 2024.
In December 2024, in conjunction with recording a loss on the divestiture of its Hoozu reporting unit, the Company recognized a 1.3 million impairment related to intangible assets from the divested business, bringing the consolidated goodwill impairment for the year ended December 31, 2024, to $5.3 million.
The Company had no goodwill balance remaining as of December 31, 2024.

NOTE 6.     SOFTWARE DEVELOPMENT COSTS

Software development costs consist of the following:

	December 31, 2024	December 31, 2023
Software development costs	$2,896,099	$5,390,403
Less accumulated amortization	(809,439)	(3,333,431)
Software development costs, net	$2,086,660	$2,056,972

In 2022, the Company began developing two new web-based influencer marketing platforms, IZEA Flex and Marketplace, to replace IZEAx and Shake, respectively. IZEAx was sunset in mid-2023, and Shake was sunset in Q4 of 2022. The Company capitalized software development costs of $0.8 million during the twelve months ended December 31, 2024. The Company capitalized software development costs of $0.9 million during the twelve months ended December 31, 2023. As a result, the Company has capitalized $2.9 million in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet as of December 31, 2024.
The Company amortizes its software development costs, commencing upon the initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service or its actual useful life, if shorter. The Company recorded amortization expenses associated with its capitalized software development cost of $0.8 million and $0.6 million during the twelve months ended December 31, 2024 and 2023, respectively.
In December 2024, the Company completed a review of its software assets and wrote off fully amortized balances that were no longer active. Additionally, the Company accelerated approximately $0.2 million of amortization of certain software assets that were determined to be no longer in use. These adjustments align with the Company’s commitment to maintaining accurate financial reporting and reflect the updated status of its intangible assets.

As of December 31, 2024, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2025	573,553
2026	571,664
2027	540,385
2028	273,417
2029	127,641
Total	$2,086,660

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2024		December 31, 2023
Accrued payroll liabilities	$2,189,531		$2,153,617
Accrued taxes	47,046		253,677
Current portion of finance obligation	59,386		59,386
Accrued other	1,438,160	(1)	616,780
Total accrued expenses	$3,734,123		$3,083,460
(1)During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their Separation Agreements and the payments they are entitled to receive, a severance amount of $0.9 million was accrued and will be paid over a twelve-month period. In December 2024, in conjunction with a targeted workforce reduction, the Company accrued $0.3 million in severance costs to be paid in January 2025.

NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 8%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $63,420 and $122,805 as of December 31, 2024 and December 31, 2023, respectively, with the short-term portion of $59,386 and $59,386 recorded under accrued expenses in the consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively.

Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $8,129 and $8,226 during the twelve months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the future contractual maturities of the Company’s long-term payment obligations by year are set forth in the following schedule:

2025	59,386
2026	4,034
Total	$63,420

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Deferred Purchase Price
On December 18, 2024, the Company completed its divestiture of Hoozu, including its future obligations related to consolidated Hoozu and 26 Talent contingent liabilities.
The Company’s acquisition of Hoozu on December 1, 2023, included four equal contingent cash consideration payments totaling $0.4 million, with twelve-month measurement periods ending December 31, 2024 and 2025. The Company recorded a contingent liability of $0.2 million, the initial fair value of these contingent payments at the purchase date, subject to quarterly adjustment until both measurement periods are completed. On June 30, 2024, the Company determined that achieving the contingent milestones was no longer possible based on current and projected business performance. Accordingly, it adjusted the fair value to zero, resulting in a gain of $0.2 million recognized as a reduction to general and administrative expenses in the consolidated statements of income. This adjustment reflects our updated expectation of future performance and aligns with the requirements of ASC 805.
The Company’s acquisition of 26 Talent through its subsidiary Hoozu on July 1, 2024, included two equal contingent cash consideration payments totaling $0.1 million, with twelve-month measurement periods ending July 31, 2025, and 2026. The contingent payments are based on meeting minimum Revenue thresholds for each measurement period. The contingent payments are hit-or-miss. The Company determined the fair value of these contingent payments to be $86,000 at the acquisition date, subject to periodic adjustment until both measurement periods are completed.
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of December 31, 2024.
Retirement Plans
The Company offers a 401(k) plan to its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service or fully vest upon the age of 60. Total expense for employer matching contributions during the twelve months ended December 31, 2024, and 2023 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Cost of revenue	$79,983	$77,185
Sales and marketing	118,858	75,145
General and administrative	166,158	144,277
Total contribution expense	$364,999	$296,607
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
On June 28, 2024, the Company announced that its Board of Directors had authorized a $5.0 million share repurchase program of the Company’s common stock. In conjunction with the cooperation agreement signed on September 6, 2024, the repurchase maximum was raised to $10.0 million. On September 30, 2024, the Company entered into an agreement adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The agreement assists the Company in implementing its stock repurchase programs, providing for the purchase of up to $9.9 million, the remaining amount under its $10.0 million share repurchase program. Purchases under the Rule 10b5-1 plan commenced on November 1, 2024, and terminate on the earliest of May 15, 2025, until the aggregate number of shares are repurchased or upon certain other events. Purchases will be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. As of December 31, 2024, 220,994 shares had been repurchased under the program with an average price per share of $2.70, for a total of $0.6 million.
Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2024 Annual Meeting of Stockholders held on December 12, 2024, to increase the number of plan shares by 700,000 shares, from 3,675,000 to 4,375,000 shares. As of December 31, 2024, the Company had 1,112,242 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
Restricted Stock
Under the 2011 Equity Incentive Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.
In 2023, the Company issued its five independent directors a total of 131,520 shares of restricted common stock with a grant date fair value of $0.3 million for their annual service as directors of the Company. The stock was granted in installments on the last day of each quarter and vested immediately.
In the twelve months ended December 31, 2024, the Company issued its seven independent directors a total of 125,863 shares of restricted common stock, respectively, with an aggregate grant date valuation of $0.3 million for their service as directors of the Company.

The following table contains summarized information about restricted stock issued during the years ended December 31, 2023 and December 31, 2024:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	72	$5.36	0.3
Granted	131,520	2.28
Vested	(131,592)	2.28
Nonvested at December 31, 2023	—	$—	0.0
Granted	125,863	2.54
Vested	(125,863)	2.54
Nonvested at December 31, 2024	—	$—	0.0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expenses recognized on restricted stock issued to directors for services were $0.3 million and $0.3 million during the twelve months ended December 31, 2024, and 2023, respectively. There were $0 and $376 during the twelve months ended December 31, 2024, and 2023, recognized on restricted stock issued to employees, respectively.
On December 31, 2024, the fair value of the Company’s common stock was approximately $2.75 per share, and the intrinsic value of the non-vested restricted stock was $0. Future compensation expense related to issued but non-vested restricted stock awards as of December 31, 2024, is $0.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the twelve months ended December 31, 2023, the Company issued a total of 870,191 time-based restricted stock units, initially valued at $2.1 million, as additional compensation: 491,482 restricted stock units initially valued at $1.2 million to non-executive employees and 378,709 restricted stock units initially valued at $0.9 million to executives. These restricted stock units have vesting periods ranging from 36 to 48 months from issuance.
During the twelve months ended December 31, 2024, the Company issued a total of 2,348,423 time-based and performance-based restricted stock units, initially valued at $4.8 million, as additional compensation: 971,391 time-based restricted stock units, initially valued at $2.3 million, to non-executive employees and 886,632 time-based restricted stock units, initially valued at $2.0 million, to executives. These time-based restricted stock units have vesting periods ranging from 36 to 48 months from issuance. Additionally, 490,400 performance-based restricted stock units (“PBRSUs”) were granted with an initial fair value of $0.5 million. The vesting of these awards will occur annually over a four-year period and is contingent upon the achievement of specified performance measures, including a market condition.
The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the performance-based restricted stock units. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2024 and 2023 were:

	2024	2023
Risk-free rate	4%	—%
Simulation term (in years)	3.3	—
Annual volatility (rounded)	55%	—%

The following table contains summarized information about restricted stock units during the years ended December 31, 2023, and the twelve months ended December 31, 2024:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	329,070	$3.79	2.5
Granted	870,191	2.38
Vested	(163,085)	3.55
Forfeited	(73,327)	3.18
Nonvested at December 31, 2023	962,849	$2.60	2.5
Granted	1,858,023	2.31
Vested(1)	(956,679)	2.54
Forfeited	(305,821)	2.41
Nonvested at December 31, 2024	1,558,372	$2.33	2.6
(1)During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their Separation Agreements, all outstanding equity awards, including stock options and restricted stock units (RSUs), held by the departing executives vested immediately upon separation, resulting in the vesting of 523,683 RSUs.
Expenses recognized on restricted stock units issued to employees were $2.6 million and $0.7 million during the twelve months ended December 31, 2024 and 2023, respectively. On December 31, 2024, the fair value of the Company’s common stock was approximately $2.75 per share, and the intrinsic value of the non-vested restricted units was $4.3 million. Future compensation related to the non-vested restricted stock units as of December 31, 2024, is $3.1 million, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.6 years.
Stock Options
Under the 2011 Equity Incentive Plan, the Board determines the exercise price to be paid for the stock option shares, the period within which each stock option may be exercised, and the terms and conditions of each stock option. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the exercise price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the exercise price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). Additionally, the term is set at ten years, and the option typically vest on a straight-line basis over the requisite service period as follows: 25% one year from the date of grant with the remaining vesting monthly in equal increments over the following three years. The Company issues new shares for any stock awards or options exercised under its 2011 Equity Incentive Plan.
A summary of option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2023, and the December 31, 2024, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2022	415,562	$11.31	5.3
Exercised	(586)	0.96
Expired	(71,013)	19.99
Forfeited	(362)	7.75
Outstanding at December 31, 2023	343,601	$9.53	5.2
Exercised	(65,154)	1.21
Expired	(244,588)	10.51
Forfeited	(520)	9.24
Outstanding at December 31, 2024	33,339	$18.60	3.7

Exercisable at December 31, 2024	32,214	$18.82	3.6
During the twelve months ended December 31, 2024, 65,154 options were exercised for gross proceeds of $79,083. The intrinsic value of the exercised options was $86,360. During the twelve months ended December 31, 2023, 586 options were exercised for gross proceeds of $563. The intrinsic value of the exercised options was $838. The fair value of the Company's common stock on December 31, 2024, was approximately $2.75 per share, and the intrinsic value on outstanding options as of December 31, 2024, was $304. The intrinsic value of the exercisable options as of December 31, 2024, was $304.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2023, and December 31, 2024, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2022	72,474	$5.80	1.7
Vested	(31,474)	9.53
Forfeited	(14,627)	19.99
Nonvested at December 31, 2023	26,373	$8.83	1.1
Vested	(24,728)	18.60
Forfeited	(520)	9.24
Nonvested at December 31, 2024	1,125	$18.60	3.7
There were outstanding options to purchase 33,339 shares with a weighted average exercise price of $18.60 per share, of which options to purchase 32,214 shares were exercisable with a weighted average exercise price of $18.82 per share as of December 31, 2024.
Expenses recognized on stock options issued to employees during the twelve months ended December 31, 2024 and 2023 were $0.2 million and $0.2 million, respectively. Future compensation related to non-vested awards as of December 31, 2024, is $9,002, and it is estimated to be recognized over the weighted-average vesting period of approximately 3.7 years.
Zero stock options were granted under the 2011 Equity Incentive Plan in the twelve months ended December 31, 2024, and 2023.

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
On December 1, 2023, the Board approved the grant of inducement awards under the Inducement Plan to five employees of Hoozu consisting of an aggregate of 328,354 unregistered performance-based RSUs as inducement awards material to such employees’ entering into employment with IZEA, pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The RSU grants, which vest in annual increments over a three-year performance period based upon the achievement of certain revenue and profitability metrics, represent the maximum number of shares that can be earned under the awards. Vesting is also subject to the receipt’s continued service through each annual vesting date. Unearned RSUs will be forfeited if the minimum revenue in each period is not achieved. Each award is subject to the terms and conditions of the Inducement Plan and the terms and conditions of the applicable RSU award agreement covering the grant. These grants were forfeited in connection with the December 18, 2024 Hoozu divestiture. On October 15, 2024, the Company granted 50,000 unregistered shares in conjunction with the employment of our Chief Talent Officer. The shares associated with the Inducement Plan were registered on March 27th, 2025, under Form S-8.
The following table contains summarized information about inducement grant-related RSUs during the years ended December 31, 2023, and December 31, 2024.

Inducement Shares	Time-Based	Performance Based	Total
Granted	10,000	328,354	338,354
Forfeited	—	—	—
Grant Outstanding at December 31, 2023	10,000	328,354	338,354
Granted	219,355		219,355
Forfeited	(179,355)	(328,354)	(507,709)
Grant Outstanding at December 31, 2024	50,000	—	50,000
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
The stock compensation expense on ESPP options was $5,008 and $8,716 for the twelve months ended December 31, 2024, and 2023, respectively. As of December 31, 2024, there were 77,931 remaining shares of common stock available for future issuance under the ESPP. Cash received from employee contributions for ESPP Options was $13,818 and $17,322 for the twelve months ended December 31, 2024, and 2023, respectively.
Shareholder Rights Plan
On May 28, 2024, the Board of Directors declared a dividend to the holders of the Company’s common stock outstanding at the close of business on June 7, 2024 (the “Record Date”) of one preferred share purchase right (a “Right”) for each share of common stock. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $8.25 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a rights agreement (the “Rights Agreement”), dated May 28, 2024, between the Company and Broadridge Corporate Issuer Solutions, LLC, as rights agent (the “Rights Agent”).
Initially, the Rights are attached to all common stock certificates outstanding as of the Record Date and evidenced by such shares being registered in the name of the holder thereof together with the Summary of Rights (as defined in the Rights Agreement), and no separate certificates evidencing the Rights (“Right Certificates”) will be issued. The Rights Agreement provides that, until the Distribution Date (as defined below), or earlier expiration or redemption of the Rights, (i) the Rights will be transferred with and only with the common stock, (ii) new common share certificates issued after the Record Date or upon transfer or new issuance of common stock will contain a legend incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for common stock outstanding as of the Record Date, even without such legend or a copy of the Summary of Rights, will also constitute the transfer of the Rights associated with the common stock represented by such certificate.
The Rights would separate and begin trading separately from the common stock, and Right Certificates will be caused to evidence the rights on the earlier to occur of (i) the close of business on the tenth (10th) business day after a public announcement that a person or group of affiliated or associated persons (with certain exceptions noted below, an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding common stock and (ii) the close of business on the tenth (10th) business day after the commencement by any person of, or of the first public announcement of the intention of any person to commence, a tender or exchange offer the consummation of which would result in such person becoming the beneficial owner of 15% or more of the outstanding shares of common stock (the earlier of such dates being called the “Distribution Date”). As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (the “Rights Certificates”) will be mailed to holders of record of common stock as of the close of business on the Distribution Date, and such separate Rights Certificates alone will evidence the Rights.
“Acquiring Person” shall not include (i) any person who became an “Acquiring Person” as a result of the events described in (i) through (v) of Section 1 of the Rights Agreement, (ii) any Excluded Persons or Grandfathered Persons, each as defined under the Rights Agreement and (iii) any Exempt Persons (as defined below).
The Rights are not exercisable until the Distribution Date. The Rights will expire at the earliest of (i) the close of business on May 28, 2025, or such later date as may be established by the Board of the Company prior to the expiration of the Rights, (ii) the time at which the Rights are redeemed or exchanged by the Company, and (iii) upon the occurrence of certain transactions.
This description of the Rights Agreement herein does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 28, 2024.
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in “Note 1 Company and Summary of Significant Accounting Policies.” Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the twelve months ended December 31, 2024, and 2023 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Cost of revenue	238,143	$89,457
Sales and marketing	255,313	145,744
General and administrative(1)	2,251,081	715,568
Total stock-based compensation	$2,744,537	$950,769
(1)During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their Separation Agreements, all outstanding equity awards, including stock options and restricted stock units (RSUs), held by the departing executives vested immediately upon separation, resulting in an additional $1.1 million in stock expense being recognized.

Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the three and twelve months ended December 31, 2024, and 2023, respectively, was as follows:

	Twelve Months Ended
	December 31, 2024				December 31, 2023
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of foreign currency translation adjustment to income	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at December 31	$(250,591)	$—		$(250,591)	$(780,795)	$—	$(780,795)
Other comprehensive income (loss)	262,800	127,296	(34,218)	355,878	530,204	—	530,204
Balance at December 31	$12,209	$127,296	$(34,218)	$105,287	$(250,591)	$—	$(250,591)

NOTE 11.    LOSS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income or loss by the basic weighted average number of shares of common stock outstanding during each period presented. Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations of the weighted average number of shares of common stock outstanding until the stock vests. Diluted loss per share is computed by dividing the net income or loss by the sum of the total of the basic weighted-average number of shares of common stock outstanding plus the additional dilutive securities that could be exercised or converted into common shares during each period presented less the amount of shares that could be repurchased using the proceeds from the exercises.

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Net loss	$(18,852,261)	$(7,349,360)
Weighted average shares outstanding - basic and diluted	17,067,995	16,368,216
Basic and diluted loss per common share	$(1.10)	$(0.45)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Stock options	33,339	309,297
Restricted stock units	1,515,827	571,504
Restricted stock	—	12
Total excluded shares	1,549,166	880,813

NOTE 12.    REVENUE

The following table illustrates the Company’s revenue by product service type:

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Managed Services Revenue	$35,058,023	$35,740,685
SaaS Services Revenue	822,987	473,913
Total Revenue	$35,881,010	$36,214,598
Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $30.6 million for the twelve months ended December 31, 2024, respectively, is recognized over time. Content revenue, which totaled $4.5 million during the twelve months ended December 31, 2024, respectively, is recognized at a point in time and includes approximately $1.0 million related to Hoozu
SaaS Revenue is comprised of three types of revenue, License Fees, Marketplace Spend Fees, and Other Fees. License Fees revenue, which totaled $0.6 million for the twelve months ended December 31, 2024, respectively, is recognized over time. Marketplace Spend Fees revenue totaled $30,261, and Other Fees revenue totaled 0.2 million during the twelve months ended December 31, 2024 respectively, both recognized at a point in time.
The following table provides the Company’s revenues as determined by customer geographic region:

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Revenue from North America	$29,359,483	$33,427,045
Revenue from APAC	5,407,246	2,475,293
Revenue from Other	1,114,281	312,260
Total	$35,881,010	$36,214,598
Contract Assets and Liabilities
The following tables provide information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	December 31, 2024	December 31, 2023	December 31, 2022
Billed Contract Assets	$7,835,041	$5,133,677	$5,858,822
Unbilled Contract Assets	151,783	83,696	(39,095)
Allowance for Doubtful Accounts	(205,000)	(205,000)	(155,000)
Contract Liabilities	(8,188,651)	(8,891,205)	(11,247,746)
Net Contract assets (liabilities)	$(406,827)	$(3,878,832)	$(5,583,019)
The Company does not typically engage in contracts longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2023, was $8.9 million. Of that balance, $8.1 million was carried to revenue for 2024. The contract liability balance as of December 31, 2024, was $8.2 million. The Company expects to recognize the associated revenue during the next twelve months. The accounts receivable balance as of December 31, 2023 was $5.0 million. $0.2 million of the outstanding receivables balance from the prior year is still outstanding as of December 31, 2024. The carryforward receivables balance is fully reserved as of December 31, 2024.
Contract receivables are recognized when the receipt of consideration is unconditional. Contract liabilities relate to the consideration received from customers in advance of the Company satisfying performance obligations under the terms of the contracts, which will be earned in future periods. Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized upon the Company meeting the performance obligations. As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts that are less than one year in length in the period incurred.
Remaining Performance Obligations
Due to most of the Company’s contracts being one year or less in length. As such, the remaining performance obligations at December 31, 2024 and December 31, 2023, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue from December 31, 2024 within the subsequent twelve months.

NOTE 13. SEGMENT DISCLOSURES
The Company provides value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing (the “Managed Services”). Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer (“CEO”). We evaluate our financial performance based on the results of one reportable operating segment, as defined by ASC 280.
The CODM monitors revenue growth and profitability trends to assess market demand, pricing strategies, new customer growth, current customer retention and expansion, and growth by market vertical. Personnel cost trends are studied to assess efficiency, efficacy of incentive programs, and to determine the need for headcount adjustments. Cash operating cost trends inform how non-payroll costs are impacting cash resources. Taken together, net income is the ultimate measure of performance, or investment in growth. Resource allocation decisions include funding new technologies, additional headcount to drive and manage growth, informing cost management strategies and evaluating financing needs.
The following table depicts reportable segment results reviewed by the CODM:

	2024	2023
Net revenue	$35,881,010	$36,214,598
Less:
Cost of revenue-direct	16,203,589	17,337,537
Human capital costs	20,446,756	17,300,403
Cash operating costs	10,677,463	9,885,356
Depreciation and amortization	1,159,161	713,135
Stock based compensation	2,744,537	950,769
Goodwill impairment	4,130,477	—
Interest income	(2,500,751)	(2,530,537)
Loss on sale of subsidiary	2,286,083	—
Deferred federal tax	(394,646)	(6,104)
Other income	(19,398)	(86,601)
Segment Net Loss	$(18,852,261)	$(7,349,360)
The following descriptions provide additional details regarding certain components represented in the accompanying table, including cost of revenue, human capital costs, and cash operating costs.
Cost of revenue includes the direct costs associated with providing our services to customers. These costs primarily consist of influencer fees and other costs directly tied to the fulfillment of customer contracts.
Human capital costs represent expenses related to our employees, including salaries, wages, bonuses, commissions, payroll taxes, and employee benefits.
Cash operating expenses refer to the recurring operating costs of running the business, excluding non-cash items such as depreciation, amortization, and stock-based compensation. These expenses include professional services, software subscriptions, travel, and other general business costs that are settled in cash during the period.
Other income includes interest expense, net realized gains (losses) on the sale of securities and cryptocurrency, as well as realized gains (losses) on foreign exchange transactions.

NOTE 14.    INCOME TAX

Income tax benefit for the year ended December 31, 2024 and 2023 is as follows:

Twelve Months Ended
	December 31, 2024	December 31, 2023
Current Expense (Benefit)
Federal	$—	$—
State	—	—
Foreign	—	—
Total	—	—

Deferred Expense (Benefit)
Federal	—	—
State	—	—
Foreign(1)	(394,646)	(6,104)
Total	$(394,646)	$(6,104)
(1)The foreign tax benefit represents the write-off of a deferred tax benefit associated with Hoozu, which the Company divested on December 18, 2024.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Federal income tax at statutory rates	21.0%	21.0%
Change in deferred tax asset valuation allowance	56.4%	(17.8)%
State taxes	3.0%	3.0%
Write-off of NOLs to expire due to 382 limitation	(82.8)%	—%
Provision to return	2.9%	0.7%
Stock compensation	1.7%	(5.7)%
Change in state deferred rate	0.1%	0.5%
Non-deductible expenses:
Parking, meals & entertainment	—%	(0.1)%
ISO & restricted stock compensation	—%	(0.2)%
Other	(0.2)%	(0.5)%
Income taxes at effective rates	2.1%	0.9%

The Company has incurred net losses for tax purposes since its inception. As of December 31, 2024, the Company had net operating loss (“NOL”) carryforwards of approximately $107.6 million for U.S. federal income tax purposes, subject to certain utilization limitations under Internal Revenue Code (“IRC”) Section 382. The Company conducted a study of its past ownership changes and determined that approximately $55.6 million of its federal NOLs are limited and will likely expire before they can be utilized. Based on our continued history of losses, and the restrictions imposed by Section 382, management determined that it is unlikely future taxable income will be sufficient to realize benefit from its NOLs. Accordingly, the Company has recorded a full valuation allowance of the deferred tax asset associated with $51.9 million in usable NOLs.
The Company continuously assesses the likelihood of realizing its deferred tax assets and adjusts their carrying amount through a valuation allowance when it is more likely than not that some or all of the assets will not be realized. In evaluating realizability, the Company considers multiple factors, including recent cumulative earnings by taxing jurisdiction, projected future taxable income or loss, available carryforward periods for tax reporting, and other relevant considerations.
The valuation allowance against deferred tax assets decreased by $10.6 million in 2024, primarily due to definite-lived net operating losses being written off during the year as a result of a mathematical limitations imposed by IRC Section 382, net of additional tax losses generated in 2024.
The components of the Company’s net deferred income taxes are as follows:

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards	$14,426,434	$26,467,531
Accrued expenses	438,710	196,209
Stock option and warrant expenses	923,703	371,921
Accounts receivable	49,101	49,140
Other	659,182	46,214
Total deferred tax assets	16,497,130	27,131,015
Valuation allowance	(16,395,686)	(27,105,825)
Net deferred tax assets	101,444	25,190

Deferred tax liabilities
Fixed assets	(32,910)	(10,706)
Intangible assets	(36,538)	(409,130)
Other	(31,996)	—
Total deferred tax liabilities	(101,444)	(419,836)

Total deferred tax assets (liabilities)	$—	$(394,646)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2021 to the present in the U.S. and in the Company's foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.
Under ASC 740, Accounting for Income Taxes, requires the Company to recognize uncertain tax positions when it is more likely than not that a tax authority would sustain the position upon examination. For tax positions meeting this threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company applied the uncertain tax position guidance in ASC No. 740, Accounting for Income to all tax positions for which the statute of limitations remained open. Any tax contingencies are estimated based on judgements regarding potential actions by tax authorities. Any interest and penalties related to uncertain tax positions would be included in the income tax provision. The Company regularly reviews its tax positions in light of new tax laws and interpretations. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

NOTE 15.     SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through March 27, 2025, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events that occurred but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A – CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by its Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions;
ii.provide reasonable assurance that transactions are recorded as necessary for the preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations of its management and directors; and
iii.provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessments, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Pursuant to the rules of the SEC, management's annual report on internal control over financial reporting is not subject to attestation by our independent registered public accounting firm, and we are not required to provide an attestation report.

Accordingly, Grant Thornton, LLP has not issued an attestation report on our internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

    The names and ages of the Company’s executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Patrick J. Venetucci	56	Chief Executive Officer and Director
Peter J. Biere	68	Chief Financial Officer
Antonio Bonchristiano	58	Director
Rodrigo Boscolo	41	Director
Brian W. Brady	66	Director, Nominations & Corporate Governance Committee Chairman
John H. Caron	67	Director, Strategy & Capital Allocation Committee Chairman
Lindsay A. Gardner	64	Chairman of the Board, Audit Committee Chairman
Daniel R. Rua	56	Director, Compensation Committee Chairman
Executive Officers
Patrick J. Venetucci, Chief Executive Officer, and Director, joined the Company’s Board in December 2018. Mr. Venetucci became Chief Executive Officer of IZEA Worldwide on September 6, 2024. From 2018 to 2024, Mr. Venetucci was Chief Executive Officer of MERGE, a private equity-backed company that merges creative, technology and media solutions for clients in the health, financial services, and consumer industries. From 2016 to 2018, Mr. Venetucci was the President of USA Operations and Integration for Dentsu Aegis Network, one of the largest holding companies in the advertising industry. In 2013, Mr. Venetucci founded the MobileAngelo Group, a technology investment and consulting firm, where he initiated a global mobile roll-up capitalized by private equity and other ventures in technology that enable digital transformation and served as its Chief Executive Officer until 2016. From 1990 to 2013, Mr. Venetucci worked for Leo Burnett Worldwide, a global advertising network, serving as its President of Global Operations from 2009 to 2013. In this capacity, he was responsible for growing large global accounts and leading global corporate functions such as corporate strategy, Mergers and Acquisitions, enterprise technology, internal audit, procurement, and production. Before this, Mr. Venetucci was Leo Burnett’s Global Head of Human Resources, where he chaired the executive compensation committee. Earlier in his career at Leo Burnett, he spent over a decade developing fully integrated marketing campaigns for several Fortune 500 clients, and worked at Leo Burnett Tokyo for three years, where he started the company’s first digital marketing service. Mr. Venetucci has served as an advisor to several innovative public and private technology companies, including Solstice Mobile, Signal, ParqEx, and Quiver, as well as to private equity firms. Mr. Venetucci has a Master’s in Business Administration in Finance and in Marketing and Entrepreneurship from the University of Chicago and a Bachelor of Arts in Communications Studies from the University of Iowa. Mr. Venetucci’s extensive knowledge of the advertising industry, as well as knowledge of financial and operational issues, positions him well to serve on the Company’s Board.
Peter J. Biere, Chief Financial Officer, joined us in April 2021 as a senior executive responsible for IZEA’s finance and accounting operations as well as guiding the Company’s broader fiscal strategy. Mr. Biere previously served as the Chief Financial Officer of BSQUARE (NASDAQ: BSQR), a technology provider of intelligent devices and software systems serving a global customer base with software and engineering services, from 2017 to 2019. Prior to BSQUARE, he served as Chief Financial Officer for Dreambox Learning from 2012 to 2016, a venture-backed EdTech SaaS provider. Earlier in his career, Mr. Biere served as the Chief Financial Officer of Lumera, a publicly-traded R&D stage nanotechnology developer of electro-optic modulators, from 2004 to 2009. He also served as Chief Financial Officer of Zones.com from 1993 to 1999, where he co-led the IPO and was part of the leadership team that grew revenue from $70.0 million to $500.0 million. Mr. Biere received a Bachelor of Science and a Master of Science degree in Accounting from the University of Iowa. He earned his CPA license in 1983 in the State of Texas (inactive).
Directors
Antonio Bonchristiano, Director, joined the Company’s Board in September 2024 and was appointed to the Board pursuant to the terms of that certain cooperation agreement (“Cooperation Agreement”) we entered into on September 6, 2024, with GP Cash Management, Ltd., GP Investments, Ltd. (“GP Investments”), Rodrigo Boscolo and Mr. Bonchristiano (collectively with each of their affiliates and controlled associates, the “GP Parties”). Mr. Bonchristiano has been the Chief Executive Officer of GP Investments (BVMF: GPIV33), a company focused on private equity, real estate investments and management of funds since April 2014 and he has also served as Chief Executive Officer of GP-Act III Acquisition Corp. (NASDAQ: GPAT), a $287.5 million blank check company formed for the purpose of effecting a business combination with one or more companies, since March 2021. He joined GP Investments, Ltd. in 1993 and has been a Managing Director since 1995. Prior to joining GP Investments, Ltd. Mr. Bonchristiano was a Partner at Johnston Associates Inc., a finance consultancy based in London, and worked for Salomon Brothers Inc. in London and New York from 1987 to 2000. Currently, Mr. Bonchristiano serves as a member of the board of directors of G2D Investments, Ltd. (2020), a listed investment company (BVMF: G2DI33) focused on high growth, tech and tech-enabled businesses. Mr. Bonchristiano is or was also on the board of several non-profit organizations, including: Fundação Estudar in São Paulo, Brazil (2016), Fundação Bienal de São Paulo (2010-2016) and John Carter Brown Library (Providence, Rhode Island, USA) (2011 to 2020).Previously, Mr. Bonchristiano served as a member of the boards of directors of AMBEV (2014 to 2023) and BR Properties (2018 to 2024), Rimini Street (2017 to 2021), BHG (2010 to 2013), LAHotels (2007 to 2009), ALL (2003 to 2008), CEMAR (2004 to 2005), Gafisa (1997 to 2006), Hopi Hari (2002 to 2007), Submarino (1999 to 2001), Geodex Communication (2001), BRMalls (2005 to 2006), Tempo (2005 to 2006) and Magnesita Refratários (2006 to 2008), among other companies. He was also previously the Chief Financial Officer of SuperMar Supermercados (1995 to 1997) and Founder and Chief Executive Officer of Submarino (1999 to 2001). He was further vice-chairman of the board of directors of BR Properties SA (2012 to 2013), officer of Geodex Communication (1999 to 2000) and Contax Participações (2002 to 2003). Mr. Bonchristiano holds a bachelor’s degree in Politics, Philosophy, and Economics from the University of Oxford.
Rodrigo Boscolo, Director, joined the Company’s Board in September 2024 and was appointed to the Board pursuant to the terms of the Cooperation Agreement. Mr. Boscolo is the Chief Financial Officer of GP Investments and has served in that capacity since 2018. His role encompasses deploying the firm’s proprietary capital in North America and Europe, as well as managing the firm’s global finance, treasury, technology, investor relations and corporate development functions. Since joining GP Investments in 2010, Mr. Boscolo has led or was involved in multiple private equity and capital market transactions in a broad range of geographies and industries, particularly in the technology, business services, consumer and retail sectors. Previously, Mr. Boscolo worked as a consultant at The Boston Consulting Group (2008 to 2010). Currently, Mr. Boscolo currently serves as a member of the boards of directors of G2D Investments, Ltd. (since 2020). He has also served as Chief Financial Officer of GP-Act III Acquisition Corp. since March 2021, and as alternate director at The Craftory, a $550 M global investment house focused exclusively on responsible CPG brands, since 2019. Formerly, Mr. Boscolo served as a member of the boards of directors of Spice Private Equity (2017 to 2023), a Swiss private equity firm, LEON Restaurants (2017 to 2021), a UK-based healthy fast-food chain acquired by EG Group, Magnesita (2014 to 2015), a mining and industrial company that was merged into RHI Magnesita (LSE:RHIM) to create the global leader in refractories, Sascar (2011-2012), a real-time vehicle monitoring and telematics technology company acquired by Michelin (ENXTPA:ML) and Allis (2010-2012), a retail execution and marketing intelligence company acquired by GPS Group (BVMF: GGPS3). Mr. Boscolo is a graduate of the University of Pennsylvania, where he earned an M.B.A. from the Wharton School in 2014 and a M.A. in International Studies from the School of Arts and Sciences at the Lauder Institute in 2016. Rodrigo also holds a M.S. from Kedge Business School, in Marseille, France (2007) and a bachelor’s degree from the University of Sao Paulo (2007).
Brian W. Brady, Director, Nominations & Corporate Governance Committee Chairman, joined the Company’s Board in August 2012. From 1995 to December 2019, Mr. Brady was the President and Chief Executive Officer of Northwest Broadcasting, Inc., and Chairman of Bryson Holdings LLC. Collectively, these companies owned and operated 15 television stations in nine markets. Mr. Brady currently serves on the board of Duration Media, a proprietary digital ad impression technology product, Syncbak, a privately held technology company, and Cox Media Group, a broadcasting and media production company, and Blok Sports/Sparx, an AI backed sports betting technology company. Mr. Brady is also one of three senior advisors for Manhattan West Asset Management, an independent wealth management and high net worth financial advisory firm. Mr. Brady previously served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. He also previously served on the board of the National Association of Broadcasting (8 years), Saga Communication (9 years) and the Ferris State College Foundation Board (7 years). Mr. Brady holds a Bachelor of Science degree in advertising from Ferris State University. Mr. Brady brings to the Company’s Board more than 25 years of experience in the multi-media industry, making his input invaluable to us as we seek to expand our portfolio of customers and platform offerings.
John H. Caron, Director, Strategy & Capital Allocation Committee Chairman, joined the Company’s Board in April 2015. Mr. Caron has 30+ years of marketing experience in the consumer-packaged goods and restaurant industries. Since May 2017, Mr. Caron has served as Vice President and a director of Entrepreneurs in Action, Inc., a Florida benefit corporation, which, among other things, will be the Manager of one or more funds to invest in early-stage and start-up social enterprises. Mr. Caron also served as an independent director on the board of Tijuana Flats from November 2015 until April 2024, sits on the board of Thrive Frozen Nutrition, Inc. since April 2014, and previously served on the board of venVelo, a Central Florida early-stage venture fund, since May 2013. Prior to joining the Company’s Board, Mr. Caron was a member of the Company’s Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013, Darden’s Chief Marketing Officer from March 2010 to May 2011 and Darden’s Executive Vice President of Marketing for Olive Garden from 2003 to 2010. Before joining Darden Restaurants, Mr. Caron served as Vice

President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor of Science degree in Political Science from The Colorado College and a Master’s degree in American Politics from New York University Department of Politics. Mr. Caron also earned a Master’s in Business Administration in Marketing from New York University Stern School of Business. Mr. Caron’s decades of experience in leading and managing marketing and branding operations in highly competitive industries position him well to serve on the Company’s Board.
Lindsay A. Gardner, Chairman of the Board, and Audit Committee Chairman, joined the Company’s Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Mr. Gardner is a Co-Founder and Chief Commercial Officer of TokenForm, a SAS startup providing multi-factor authentication to physical documents. Mr. Gardner is also Director and former CEO of Soofa, an outdoor advertising and smart city communication platform, operating its innovative solar-powered digital kiosks in 17 states. Until August 2020, Mr. Gardner served as Senior Vice President and Chief Content Officer of T-Mobile, the nation’s second-largest wireless company, where he spearheaded the company’s entry into video. Previously, he was the Chief Content Officer of Layer3TV, the first new cable operator to launch in the U.S. in a decade. Mr. Gardner joined Layer3TV in January 2015 and led its commercial launch and subsequent sale to T-Mobile. Prior to that, Mr. Gardner was a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $193.0 billion under management where, beginning in May 2010, he focused on global buyout opportunities in the media sector. From 1999 until mid-2007, Mr. Gardner was Fox Networks’ President, Distribution. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board due to his significant experience in the media, technology, and entertainment industries, as both an executive and a private equity investor.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of its outstanding common stock to file initial reports of ownership with respect to the Company’s equity securities and reports of changes in such ownership with the SEC. SEC regulations require such persons to furnish the

Company with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of the copies of the reports that it received and written representations that no other reports were required, the Company identified three reports that were filed late: (1) a Form 4 reporting the sale of common stock by Ted Murphy on August 30, 2023, which was filed on March 19, 2024, (2) a Form 3 in connection with the September 6, 2024 appointment of Antonio Bonchristiano as a director, which was filed on March 5, 2025, and (3) a Form 3 in connection with the September 6, 2024 appointment of Rodrigo Boscolo as a director, which was filed on March 5, 2025 .
Compensation Committee Interlocks and Insider Participation
As of December 31, 2024, the members of the Company’s Compensation Committee were Antonio Bonchristiano, Lindsay A. Gardner, and Daniel R. Rua, with Mr. Rua serving as the Chairman of the Compensation Committee. Patrick Venetucci served on the Compensation Committee from January 1, 2024 until his appointment as CEO on September 6, 2024. None of the other directors on the Compensation Committee in 2024 served as one of the Company’s employees in 2024 or has ever served as one of its officers. During 2024, none of the Company’s executive officers served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on its Board of Directors or Compensation Committee.
Board Committees
The Company’s Board has four active standing committees to assist with its responsibilities. Committee descriptions and charters are available on the Company’s website at https://izea.com. Neither the Company’s website nor its contents are incorporated into this Annual Report.
Audit Committee. The Audit Committee’s duties are to recommend to the Board the engagement of independent auditors to audit the Company’s financial statements and to review its accounting policies and financial statements. The Audit Committee is responsible for reviewing the scope and fees for the annual audit and the results of audit examinations performed by the Company’s independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.
The Audit Committee is comprised of three non-employee directors: Lindsay A. Gardner, John H. Caron, and Daniel R. Rua. Mr. Gardner serves as the audit committee chairperson and is designated as the “audit committee financial expert” based on his experience as an executive officer of multiple international companies, service on a compensation committee, and graduate degree in finance. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. The Audit Committee met six times during the year ended December 31, 2024.
Compensation Committee. The Compensation Committee is responsible for reviewing and approving the Company’s compensation policies. The Compensation Committee also reviews and administers the Company’s equity incentive compensation plans and recommends and approves grants of stock options or other awards under that plan.
    The Compensation Committee is comprised of three non-employee directors: Antonio Bonchristiano, Lindsay A. Gardner, and Daniel R. Rua. The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in the Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. Mr. Rua serves as the chairman of the Compensation Committee. The Compensation Committee met ten times telephonically during the year ended December 31, 2024, in addition to performing multiple actions through written consents.
Nominations and Corporate Governance Committee. The purpose of the Nominations and Corporate Governance Committee is to select or recommend for the Company’s Board selection the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of its Board. The Nominations and Corporate Governance Committee’s duties also include considering the adequacy of the Company’s corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of three non-employee directors: Brian W. Brady, Antonio Bonchristiano, and Daniel R. Rua. The Nominations and Corporate Governance Committee met one time during the year ended December 31, 2024.
Strategy and Capital Allocation Committee. The purpose of the Strategy and Capital Allocation Committee is to evaluate and make reports and recommendations on strategic options, sources and uses of capital, capital structure, and cash management. The Strategy and Capital Allocations Committee’s duties also include making recommendations to the Board regarding the Company’s financial and capital allocation priorities, long-term planning, and the Company’s strategic opportunities, operational improvements, and ways to enhance long-term value. The Strategy and Capital Allocation Committee is comprised of four non-employee directors: Antonio Bonchristiano, Rodrigo Boscolo, John H. Caron, and Lindsay Gardner. Mr. Caron serves as the chairman of the Strategy and Capital Allocation Committee.

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
Board Leadership Structure
Patrick J. Venetucci has been our Chief Executive Officer since September 6, 2024 and has served as a Director since 2018. In September 2024, the Board determined to split the Chairman and CEO role following the departure of Mr. Murphy, naming Lindsay A. Gardner as Chairman of the Board, and Mr. Venetucci, who was previously Chairman of the Audit Committee, and a member of the Compensation Committee, became our Chief Executive Officer and Director, ceasing his committee memberships. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board serves as a liaison between the Board and management, focuses on Board and governance matters, and presides over meetings of the full Board. The Chairman of the Board is an independent, non-management position. We believe our structure is appropriate given the size and operating philosophy of our organization, as it allows our Chief Executive Officer to focus on the Company’s strategy, business, and operations and allows our Chairman of the Board to provide objective oversight of the Company.
Six of our seven directors are independent within the meaning of SEC and Nasdaq rules. In addition, all of the directors on each of the Audit Committee, Compensation Committee, Nominations and Corporate Governance Committee, and Strategy and Capital Allocation Committee are independent, and an independent committee chair leads each of these committees. The committee chairs set the agendas for their committees and report to the full Board on their work. As required by Nasdaq, our independent directors meet in executive sessions without management present as frequently as they deem appropriate, typically at the time of each regular board meeting. All of our directors are highly accomplished and experienced business people in their respective fields who have demonstrated leadership in significant enterprises and are familiar with board processes. Our independent directors bring experience, oversight, and expertise from outside the Company and industry, while Mr. Venetucci brings extensive industry-specific experience and value-creation expertise.
Board Role in Risk Oversight
While the Board is responsible for overseeing our risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing our major financial risk exposures with management and the independent auditors, the guidelines and policies by which risk assessment and management are undertaken, and the steps management has taken to monitor and control risk exposure. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed, and the Board receives reports on risk management from our senior officers and from the chair of the Audit Committee. Mr. Venetucci’s extensive industry knowledge and successes uniquely qualify him to lead the Company in assessing risks as CEO. The Board believes that the work undertaken by the Audit Committee, the full Board, and the Chief Executive Officer enables the Board to effectively oversee our risk management function.
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, and any person performing similar functions), and employees. The Company has made its Code of Business Conduct and Ethics available on its website at https://izea.com. Amendments to the Code of Business Conduct and Ethics or any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.
Insider Trading Policy
The Company has adopted an Insider Trading Policy and related procedures governing the purchase, sale and other disposition of our securities by directors, officers, and employees, as well as the Company itself, that is designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards.
A copy of the Insider Trading Policy is included as Exhibit 19 to this report.

ITEM 11 - EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as the Company’s principal executive officer (“PEO”) during the year ended December 31, 2024; (ii) the two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2024 (in this case, Peter Biere, the Company’s only other executive officer besides than the PEO); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that such individuals were not serving as executive officers as of December 31, 2024 (collectively referred to as the “Named Executive Officers”):
During the fiscal year ended December 31, 2024, the Company experienced the departure of two executive officers, Edward H. Murphy and Ryan S. Schram. In connection with their departures, the Company provided severance payments in accordance with the terms of their respective separation agreements. Additionally, certain equity awards held by the departing executives were fully vested, as stipulated by the terms of their Separation Agreements. The treatment of these equity awards is discussed in further detail in the section titled "Outstanding Equity Awards at Fiscal Year-End."

Name and Principal Position	Year	Salary	Stock Awards	Non-Equity Incentive Plan Compensation (1)	All Other Comp		Total
Patrick Venetucci(2)	2024	$122,885	$1,510,432	$11,226	$50	(3)	$1,644,593
Chief Executive Officer
Peter J. Biere(4)	2024	320,000	236,800	108,143	—		664,943
Chief Financial Officer	2023	317,308	157,125	55,081	—		529,514
Edward H. (Ted) Murphy(5)	2024	318,750	439,876	173,431	1,885,515	(6)	2,817,572
Former Chief Executive Officer	2023	352,112	557,165	56,011	2,064	(7)	967,352
Ryan S. Schram (8)	2024	300,000	154,655	103,626	871,137	(9)	1,429,418
Former President, Chief Operating Officer	2023	337,573	137,185	242,053	1,260	(7)	718,071

(1)     Cash bonus amounts paid in 2024 and 2023 consisted of incentive compensation payable pursuant to each individual’s employment agreement and are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)     For the year ended December 31, 2024, Mr. Venetucci was awarded cash bonuses totaling $11,226 and restricted stock units valued at $1.5 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Venetucci's total compensation plan.
(3)    Represents a remote worker reimbursement of provided in accordance with Illinois state law for necessary business-related internet/mobile phone expenses.
(4)    For the year ended December 31, 2023, Mr. Biere was awarded cash bonuses totaling $55,081 and restricted stock units valued at $0.2 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. For the year ended December 31, 2024, Mr. Biere was awarded cash bonuses totaling $0.1 million and restricted stock units valued at $0.2 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Biere's total compensation plan.
(5)    For the year ended December 31, 2023, Mr. Murphy was awarded cash bonuses totaling $56,011 and restricted stock units valued at $0.6 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. For the year ended December 31, 2024, Mr. Murphy was awarded cash bonuses totaling $0.2 million and restricted stock units valued at $0.4 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Murphy's total compensation plan.
(6) Amount consists of severance amounts and benefits paid or accrued pursuant to Mr. Murphy’s Separation Agreement, including an amount of $0.4 million, target pro-rated bonus amount of $0.4 million, and $18,383 of Company paid COBRA insurance premiums (which amount represents the value of the COBRA premiums for up to a maximum of twelve months that the Company would have otherwise paid assuming that Mr. Murphy was an active employee during such time). Amount also includes $1.3 million in respect of the vesting acceleration of outstanding equity compensation awards accelerated pursuant to the Separation Agreement. In addition, amount includes $814 of insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.
(7)    Represents insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.

(8)    For the year ended December 31, 2023, Mr. Schram was awarded cash bonuses totaling $0.2 million and restricted stock units valued at $0.1 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. For the year ended December 31, 2024, Mr. Schram was awarded cash bonuses totaling $0.1 million and restricted stock units valued at $0.2 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Schram's total compensation plan.
(9) Amount consists of severance amounts and benefits paid or accrued pursuant to Mr. Schram’s Separation Agreement, including an amount of $0.4 million, target pro-rated bonus amount of $0.4 million, and $17,653 of Company paid COBRA insurance premiums (which amount represents the value of the COBRA premiums for up to a maximum of twelve months that the Company would have otherwise paid assuming that Mr. Schram was an active employee during such time). Amount also includes $0.3 million in respect of the vesting acceleration of outstanding equity compensation awards accelerated pursuant to the Separation Agreement. In addition, amount includes $455 of insurance premiums paid by IZEA with respect to life insurance for the benefit of the Named Executive Officer.
Outstanding Equity Awards at Fiscal Year End
    Listed below is information with respect to unexercised options and equity incentive awards held by each Named Executive Officer as of December 31, 2024, pursuant to the Company’s equity incentive plans:
During the fiscal year that ended December 31, 2024, Edward Murphy and Ryan Schram departed from the Company. As a result of their departures, all outstanding equity awards held by these executives were fully vested, including unexercised stock options, in accordance with the terms of their respective Separation Agreements.

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable		Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price (1)	Option Expiration Date
Peter J. Biere	4,583		417	(2)	$15.40	4/1/2031
Chief Financial Officer	1,240		—		$7.56	8/17/2031
	795		—		$9.64	11/16/2031
Patrick Venetucci	625	(3)	—		$32.00	09/01/2025
Chief Executive Officer	625	(3)	—		$4.48	12/18/2028
Edward H. (Ted) Murphy	—		—		$—
Former Chief Executive Officer
Ryan S. Schram	—		—		$—
Former President, Chief Operating Officer

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
(2)Represents the unvested portion of annual stock options granted pursuant to an employment agreement and vesting in equal monthly installments over four years subsequent to the April 1, 2021 grant date.
(3)These option awards were granted to Patrick Venetucci prior to his appointment as Chief Executive Officer and were issued in connection with his prior role at the company.
Listed below is information with respect to unvested shares of restricted stock units held by each Named Executive Officer as of December 31, 2024, pursuant to the Company’s equity incentive plans:

		Stock Awards
Name		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)		Time-based Stock Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Time-based stock awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Patrick J. Venetucci	(2)	447,473	$420,625	(3)	$459,750	$1,264,313
Chief Executive Officer
Peter J. Biere				(4)	1,267	$3,484
Chief Financial Officer				(5)	301	$828
				(5)	306	$842
				(5)	807	$2,219
				(5)	1,095	$3,011
				(6)	5,599	$15,397
				(7)	2,340	$6,435
				(7)	15,697	$43,167
				(7)	18,272	$50,248
				(8)	29,453	$80,996
				(8)	21,295	$58,561
				(8)	25,739	$70,782
				(8)	20,845	$57,324
Edward H. (Ted) Murphy		—	$—		$—	$—
Former Chief Executive Officer
Ryan S. Schram		—	$—		$—	$—
Former President, Chief Operating Officer

(1)The estimated value is based on the unvested RSUs multiplied by the closing price of the Company’s common stock on December 31, 2024, which was $2.75.
(2)On September 9, 2024, the Company issued 490,400 restricted stock units, respectively, for Mr. Venetucci’s 2024 awards pursuant to his employment agreement. The stock was initially valued at $1.0 million.
(3)On September 9, 2024, the Company granted 490,400 restricted stock units, respectively, to Mr. Venetucci as part of his 2024 performance-based equity awards, in accordance with his employment agreement. The fair value of the stock at the time of grant was initially valued at $0.5 million.
(4)On April 1, 2022, the Company issued 3,788 restricted stock units for Mr. Biere’s annual stock award pursuant to his employment agreement. The stock was initially valued at $25,001 and has cliff vesting of 25% at one year and then quarterly over 36 months.
(5)On April 1, 2022, May 19, 2022, August 16, 2022, and November 18, 2022 the Company issued 3,619, 1,845, 3,236, and 3,287 restricted stock units, respectively, for Mr. Biere’s 2022 quarterly stock bonus award pursuant to his employment agreement. The stock was initially valued at $23,885, $7,895, $13,071, and $8,745 and vest quarterly over 36 months.
(6)On April 1, 2023, the Company issued 9,602 restricted stock units for Mr. Biere’s annual stock award pursuant to his employment agreement. The stock was initially valued at $25,000 and has cliff vesting of 25% at one year and then quarterly over 36 months.
(7)On April 14, 2023, September 1, 2023 and October 31, 2023 the Company issued 5,620, 26,909, and 27,407 restricted stock units, respectively, for Mr. Biere’s 2023 quarterly stock bonus award pursuant to his employment agreement. The stock was initially valued at $13,726, $59,200 and $59,199.
(8)On January 31, 2024, April 30, 2024, July 31, 2024, and October 31, 2024 the Company issued 29,453, 21,295, 25,739, and 20,845 restricted stock units, respectively, for Mr. Biere’s 2024 quarterly stock bonus award pursuant to his employment agreement. The stock was initially valued at $59,200, $59,200, $59,200, and $59,200. As of December 31, 2024, 143,016 restricted stock units are unvested with a total market value of $0.4 million based on the closing stock price of $2.75 on December 31, 2024.
Employment Agreements
The following is a summary of the employment arrangements with the Company’s Named Executive Officers.

Patrick J. Venetucci .On September 6, 2024, the Company entered into an employment agreement with Patrick J. Venetucci to serve as its Chief Executive Officer through December 31, 2027. Pursuant to the employment agreement, Mr. Venetucci receives an annual base salary of $450,000. Pursuant to the employment agreement, Mr. Venetucci is eligible to receive a bonus based on the achievement of certain key performance indicators set at the beginning of each year. The target Executive Bonus for fiscal year 2024 was 75% of Mr. Venetucci’s base salary, prorated for the months of employment in the fiscal year. The target Executive Bonus for fiscal year 2025 is 75% of Mr. Venetucci’s base salary. The employment agreement provides for a long-term incentive stock award of 980,800 restricted stock units. The first grant of 490,400 of the RSUs shall vest in 16 equal quarterly amounts starting on October 31, 2024 and every three months thereafter until fully vested (collectively, the “Time-Based RSUs”). The second grant of 490,400 of the RSUs will vest based on the annual common share price performance (“SPP”) defined as the growth in share price from $2.00 to $10.00 per share (collectively, the “Performance-Based RSUs”). For purposes of the Performance-Based RSUs, the SPP shall be measured by the ratio of (i) the volume weighted average price (“VWAP”) for the fourth quarters of each of 2024, 2025, 2026, and 2027 minus $2.00, divided by (ii) $8.00; minus any previously vested Performance-Based RSUs. Vesting is cumulative, with no recoupment for years with a negative ratio, and any Time-Based RSUs that remain unvested after the Q4 2027 calculation shall be forfeited. The formula used to calculate the SPP and Time-Based RSUs are subject to any stock split effected by the Company.
Following the initial term, the Employment Agreement will automatically renew for successive one-year terms unless the Company or Mr. Venetucci provides written notice of non-renewal at least 90 days prior to the end of the current term. The Employment Agreement is subject to early termination (i) by the Company or Mr. Venetucci for any reason upon written notice, (ii) by the Company for cause (as such term is defined in the employment agreement), (iii) by Mr. Venetucci for good reason (as such term is defined in the employment agreement), and (iv) in the case of Mr. Venetucci’s death or disability. In the event of any termination, Mr. Venetucci will be entitled to payment of earned salary, any portion of his bonus that was earned but not yet paid, unpaid expense reimbursements and any vested benefits included accrued but unused vacation. If the employment agreement is terminated for any reason other than by the Company for cause or by Mr. Venetucci without good reason, subject to execution of a separation agreement in a form satisfactory to the Company, Mr. Venetucci will be entitled to severance of twelve months of his then-current salary and up to twelve months of COBRA payments, and an amount equal to Mr. Venetucci’s annual bonus for the then-current fiscal year, pro-rated based on actual performance, and vesting of any outstanding equity compensation awards will be determined under their terms. In the case of termination due to disability, Mr. Venetucci will be entitled to an amount equal to Mr. Venetucci’s annual bonus for the then-current fiscal year, pro-rated based on actual performance, and vesting of any outstanding equity compensation awards will be determined under their terms. If there is a change of control (as defined in the employment agreement) and Mr. Venetucci’s employment terminates within three months prior to or within twelve months following the change of control for reasons other than for cause or resignation without good reason, then, subject to execution of a separation agreement in a form satisfactory to the Company, Mr. Venetucci will be entitled to severance of twelve months of his then-current salary, up to twelve months of his COBRA payments, and an amount equal to Mr. Venetucci’s annual bonus for the then-current fiscal year, pro-rated based on target performance, and vesting of any outstanding equity compensation awards will be determined under their terms.
Peter J. Biere. On April 1, 2021, the Company entered into an employment agreement with Mr. Biere to serve as its Chief Financial Officer through March 31, 2022, automatically renewing thereafter for one-year terms. Pursuant to the employment agreement, Mr. Biere received an annual base salary of $250,000 and received a relocation reimbursement of up to $25,000. The employment agreement provided for a one-time issuance of 20,000 stock options and an annual issuance of stock options valued at $25,000, with 25% vesting one year from issuance and the remaining 75% vesting in equal monthly installments thereafter over three years. Additionally, Mr. Biere was eligible to receive bonuses up to $120,000 annually (or higher as determined by the Board), to be paid in a combination of cash, stock options, and restricted stock units on a quarterly basis, based on the achievement of certain key performance indicators set at the beginning of each year. Each grant of bonus stock options or restricted stock units would vest over three years in equal monthly installments.
Effective January 1, 2022, the Company entered into an amendment to Mr. Biere’s prior employment agreement that modified the type of stock awards to be granted pursuant to Section 3 of his employment agreement. In lieu of stock options, the executive shall be granted restricted stock units (as defined in the Company’s 2011 Equity Incentive Plan).
Effective January 1, 2023, the Company entered into a second amendment to Mr. Biere’s prior employment agreement that increased the executive’s salary to $320,000 per year. The amendment also increased the eligible bonus amount up to $144,000 annually paid in cash, based on meeting and exceeding mutually agreed upon key performance indicators/goals (KPIs). The bonus was split in five equal parts, issued once per quarter and once per year for annual KPIs.
Effective September 1, 2023, the Company entered into an agreement to replace Mr. Biere’s prior employment agreement, providing an annual base salary of $320,000 for an initial term of 3 years. The agreement provides for an annual bonus at the sole discretion of the Board or Compensation Committee, which shall be equal to up to sixty percent (60%) of Mr. Biere’s base salary to be paid out in five (5) installments pursuant to the terms of the employment agreement. Such annual bonuses will be based on the achievement of specified annual performance goals. The agreement additionally provides that, subject to the discretion of the Board or the Compensation Committee, Mr. Biere will be eligible for a long-term incentive award of $236,800 which will be in the form of four restricted stock unit awards which will each vest over three years following the grant date, one-third (1/3) upon 12 months of the grant date and quarterly thereafter.
Following the initial term, the employment agreement will automatically renew for successive one-year terms unless the Company or Mr. Biere provides written notice of non-renewal at least 90 days prior to the end of the current term. The Employment Agreement is subject to early termination (i) by the Company or Mr. Biere for any reason upon written notice, (ii) by the Company for cause (as such term is defined in the employment agreement), (iii) by Mr. Biere for good reason (as such term is defined in the employment agreement), and (iv) in the case of Mr. Biere’s death or disability. If the employment agreement is terminated for any reason, Mr. Biere will be entitled to payment of expenses, accrued and unused vacation time, earned and unpaid salary and pro-rata portion of his bonus. If the employment agreement is terminated for any reason other than by the Company for cause or by Mr. Biere without good reason, subject to execution of a separation agreement in a form satisfactory to the Company, Mr. Biere will be entitled to severance of nine months of his then-current salary and up to nine months of COBRA payments, and an amount equal to Mr. Biere’s annual bonus for the then-current fiscal year, pro-rated based on actual performance, and vesting of any outstanding equity compensation awards will be determined under their terms. In the case of termination due to death or disability, Mr. Biere will be entitled an amount equal to his bonus for the then-current fiscal year, pro-rated based on actual performance, and vesting of any outstanding equity compensation awards will be determined under their terms. If there is a change of control (as defined in the employment agreement) and Mr. Biere’s employment is terminated within three months prior to or twelve months following the change of control without cause or with good reason, then Mr. Biere will be entitled to severance of nine months of his then-current salary and nine months of his COBRA payments, and an amount equal to Mr. Biere’s annual bonus for the then-current fiscal year, pro-rated based on target performance, and vesting of any outstanding equity compensation awards will be determined under their terms.
Edward H. (Ted) Murphy. On April 21, 2019, the Company entered into an amended and restated employment agreement with Mr. Murphy, with an initial term commencing April 21, 2019 and ending on April 20, 2022. Pursuant to the employment agreement, Mr. Murphy received an annual base salary of $249,900 with a guaranteed base salary increase of no less than 2% in April of each year and an automatic increase of 20% in the event that the Company reaches a market cap of $50.0 million for a specified amount of time. The employment agreement provided for annual stock options with a fair value of $200,000 vesting over four years in equal monthly installments, subject to a maximum of 200,000 underlying shares. In the event the fair market value of the stock option grant was less than $200,000 as limited by the 200,000-share maximum, Mr. Murphy was entitled to receive the difference in fair market value through a combination of cash and restricted stock units with the same vesting schedule as the stock options, at the sole discretion of the Board. Additionally, he was eligible for an annual bonus of no less than $85,000 in cash and up to $150,000 in stock options (subject to a 200,000-share maximum, with any resulting difference in value to be paid in a combination of cash and restricted stock units, at the sole discretion of the Board), in each case paid quarterly pursuant to the terms of the employment agreement. Such annual bonuses were based on the achievement of specified annual performance goals. Each such grant of stock options vests over three years in equal monthly installments.
Effective January 28, 2022, the Company entered into an amendment to Mr. Murphy’s employment agreement, that modified the type of stock awards to be granted pursuant to Section 3 of his employment agreement. In lieu of stock options, the executive was granted restricted stock units (as defined in the Company’s 2011 Equity Incentive Plan).
Effective September 1, 2023, the Company entered into an agreement to replace Mr. Murphy’s prior employment agreement, providing an annual base salary of $425,000 for an initial term of 3 years. The agreement provided for an annual bonus at the sole discretion of the Board or Compensation Committee, up to seventy-five percent (75%) of the Executive’s base salary in cash to be paid out in five (5) installments. The agreement additionally provided that, subject to the discretion of the Board or the Compensation Committee, Mr. Murphy would be eligible for a long-term incentive award with a fair value of $586,500 which would be in the form of four restricted stock unit awards which would vest over three years following the grant date, one-third (1/3) upon 12 months of the grant date and quarterly thereafter.
Effective September 6, 2024 the Company entered into a Separation Agreement with Mr. Murphy. The Company agreed to pay Mr. Murphy a lump sum of $425,000, less applicable taxes and withholdings, upon separation. Additionally, Mr. Murphy received a pro-rated Q3 2024 bonus in accordance with the Company’s Short Term Incentive Plan, based on actual performance. Lastly, all outstanding equity compensation awards granted to Mr. Murphy immediately vested and became exercisable upon execution of the agreement.
Mr. Murphy may elect to continue health coverage under COBRA, in which case upon Mr. Murphy’s copayment of the premium amounts at the active employees’ rate, the Company will make monthly payments equal to the employer contribution it would have provided had Mr. Murphy remained employed. This payment will continue until the earliest of the following: (i) the twelve-month anniversary of the Separation Date; (ii) Mr. Murphy’s eligibility for group medical plan benefits through another employer; or (iii) the cessation of COBRA continuation coverage rights. If necessary, the Company may convert these payments to payroll payments directly to Mr. Murphy, subject to tax-related deductions. Any additional COBRA premiums or costs incurred after the specified period will be the sole responsibility of Mr. Murphy.
Ryan S. Schram. Effective January 1, 2021, the Company entered into an amended and restated employment agreement with Mr. Schram to serve as its President and Chief Operating Officer through January 4, 2024. Per the agreement, Mr. Schram received an annual base salary of $300,000 with an annual increase of no less than 2% on January 1st of each year beginning in 2022. Additionally, on January 1st each year, Mr. Schram received annual stock options with a fair value of $25,000 vesting over four years in equal monthly installments. However, the number of underlying shares of common stock could not exceed 100,000 shares. In the event the fair market value of the stock option grant was less than $25,000 as limited by the share cap, Mr. Schram would be entitled to receive either 100% of the difference in fair market value in cash or 100% of the difference in fair market value in restricted stock with the same vesting schedule as the stock options, at the sole discretion of the Board. Mr. Schram would also be eligible for annual bonus distributions up to $100,000 in cash and $25,000 in stock options based on meeting certain key performance indicators (KPIs) set forth in his employment agreement, as well as an annual override cash bonus of 0.4% or 0.65% based on the Company’s gross revenue. The 100,000 share cap and payout rules also separately applied to the annual KPI-based stock award, except that Mr. Schram would be entitled to 50% of the difference in fair market value in cash. If Mr. Schram was terminated for any reason other than death, disability, or cause, or if he resigned for good reason (as those terms are defined in his employment agreement), Mr. Schram would be entitled to severance of six months’ current salary and bonus and override bonus as in effect on the date of termination. A change of control, under which Mr. Schram failed to retain his responsibilities, would be deemed to constitute good reason under his employment agreement.
Effective January 1, 2022, the Company entered into an amendment to Mr. Schram’s employment agreement that modified the type of stock awards to be granted pursuant to Section 3 of his employment agreement. In lieu of stock options, the executive would be granted restricted stock units (as defined in the Company’s 2011 Equity Incentive Plan).
Effective September 1, 2023, the Company entered into an agreement to replace Mr. Schram’s prior employment agreement, providing an annual base salary of $400,000 for an initial term of 3 years. The agreement provided for an annual executive bonus targeted at fifty percent (50%) of Mr. Schram's base salary in cash to be paid quarterly and annually pursuant to the terms of the agreement. Such quarterly and annual bonuses would be based on the achievement of specified annual performance goals. The agreement additionally provided that, subject to the discretion of the Board or the Compensation Committee, Mr. Schram would be eligible for a long-term incentive award in 2023 of $200,000 which would be in the form of four restricted stock unit awards which will vest over three years following the grant date, one-third (1/3) upon 12 months of the grant date and quarterly thereafter.
Effective September 6, 2024 the Company entered into a Separation Agreement with Mr. Schram. The Company agreed to pay Mr. Schram a lump sum of $400,000, less applicable taxes and withholdings, upon separation. Additionally, Mr. Schram received a pro-rated Q3 2024 bonus in accordance with the Company’s Short Term Incentive Plan, based on actual performance. Lastly, all outstanding equity compensation awards granted to Mr. Schram immediately vested and became exercisable upon execution of the agreement.
Mr. Schram may elect to continue health coverage under the COBRA. If so, and upon Mr. Schram’s copayment of the premium amounts at the active employees’ rate, the Company will make monthly payments equal to the employer contribution it would have provided had Mr. Schram remained employed. This payment will continue until the earliest of the following: (i) the twelve-month anniversary of the Separation Date; (ii) Mr. Schram’s eligibility for group medical plan benefits through another employer; or (iii) the cessation of COBRA continuation coverage rights. If necessary, the Company may convert these payments to payroll payments directly to Mr. Schram, subject to tax-related deductions. Any additional COBRA premiums or costs incurred after the specified period will be the sole responsibility of Mr. Schram.
Equity Incentive Plans
In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc., which was amended and restated in 2020 (the “2011 Plan”). The 2011 Plan allows the Company to award restricted stock, restricted stock units, and stock options, covering up to 1,875,000 shares of common stock as incentive compensation for its employees and consultants. On October 17, 2023, stockholders voted to amend and restate the 2011 Plan to increase the number of shares of common stock authorized for issuance by 1,800,000 shares and to reflect emerging best practices. On December 12, 2024, stockholders voted to amend and restate the 2011 Plan to increase the number of shares of common stock authorized for issuance by 700,000 shares. As of December 31, 2024, an aggregate of 2,058,646 shares of common stock had been issued in respect of exercised and vested awards under the 2011 Plan.
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
The Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 125,000 shares of its common stock. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six-month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until December 18, 2028, unless otherwise terminated by the Company’s Board. As of December 31, 2024, 50,479 shares have been issued under the ESPP.
On November 30, 2023, the Board adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired in connection with acquisition transactions, including the Hoozu acquisition. Under the Inducement Plan, the Company may grant RSUs, including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of the Company’s common stock to new employees. Pursuant to Rule 5635(c)(4) of the Listing Rules, the Inducement Plan was adopted without stockholder approval. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules. The company intends to issue Treasury shares to satisfy vesting of shares issued under the Inducement Plan.
On December 1, 2023, the Board approved the grant of inducement awards under the Inducement Plan to five employees of Hoozu consisting of an aggregate of 328,354 performance-based RSUs as inducement awards material to such employees’ entering into employment with the Company, pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In December 2024, the Company divested its ownership in Hoozu which was not meeting its performance targets. The RSU grants, which were subject to performance-based vesting conditions and the recipient’s continued service through each annual vesting date, were deemed forfeited upon divestiture.
As of December 31, 2024, one 50,000 time-based RSU award that had been granted was outstanding under the Inducement Plan.
As of March 24, 2025, an aggregate of 50,000 RSUs, net of forfeitures are outstanding under the Inducement Plan.
Director Compensation
Effective September 6, 2024, the Board amended the compensation program for each serving non-employee director to receive the following compensation:
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
•A standard fee of $4,500 per year paid out to each Strategy & Capital Allocation Committee member, except with regard to the Strategy and Capital Allocation Committee Chair, who shall receive a fee of $10,000 per year.

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director for the Company during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Antonio Bonchristiano (1)	$14,923	$19,050	$—	$33,973
Rodrigo Boscolo (2)	13,494	19,050	—	32,544
Brian W. Brady (3)	40,500	60,000	—	100,500
John H. Caron (4)	45,723	60,000	—	105,723
Lindsay A. Gardner (5)	53,785	60,000	—	113,785
Daniel R. Rua (6)	53,500	60,000	—	113,500
Patrick J. Venetucci (7)	39,244	40,951	—	80,195
(1)In 2024, Mr. Bonchristiano received 16,473 shares of restricted stock with a grant date fair value of $19,050. The shares vested immediately at each quarterly grant date in September and December 2024. Mr. Bonchristiano also received cash compensation of $14,923 in accordance with the Company’s non-employee director compensation program.
(2)In 2024, Mr. Boscolo received 16,473 shares of restricted stock with a grant date fair value of $19,050. The shares vested immediately at each quarterly grant date in September through December 2024. Mr. Boscolo also received cash compensation of $13,494 in accordance with the Company’s non-employee director compensation program.
(3)In 2024, Mr. Brady received 26,304 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date from January through December 2024. Mr. Brady also received cash compensation of $40,500 in accordance with the Company’s non-employee director compensation program.
(4)In 2024, Mr. Caron received 26,304 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date from January through December 2024. Mr. Caron also received cash compensation of $45,723 in accordance with the Company’s non-employee director compensation program.
(5)In 2024, Mr. Gardner received 26,304 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date from January through December 2024. Mr. Gardner also received cash compensation of $53,785 in accordance with the Company’s non-employee director compensation program.
(6)In 2024, Mr. Rua received 26,304 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date from January through December 2024. Mr. Rua also received cash compensation of $53,500 in accordance with the Company’s non-employee director compensation program.
(7)In 2024, Mr. Venetucci received 26,304 shares of restricted stock with a grant date fair value of $40,951. The shares vested immediately at each quarterly grant date from January through September 2024. Mr. Venetucci also received cash compensation of $39,244 in accordance with the Company’s non-employee director compensation program. Amounts set forth above do not include compensation paid to Mr. Venetucci in his capacity as the Company’s Chief Executive Officer, which are set forth above under the Summary Compensation Table.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table presents information concerning the beneficial ownership of the Company’s common stock as of March 25, 2025 by:
•each person or group of affiliated persons, known to the Company to beneficially own more than 5% of the Company’s outstanding common stock (“5% holders”);
•each of the Company’s directors and named executive officers; and,
•all of the Company’s directors and executive officers as a group.
The number of shares of the Company’s common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 25, 2025, or by May 24, 2025, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group.

Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, and the address of each person named in the following table is c/o IZEA Worldwide, Inc., 1317 Edgewater Dr. #1880 Orlando, FL 32804.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Patrick J. Venetucci (2)	596,999	3.5%
Peter J. Biere (3)	176,961	1.0%
Antonio Bonchristiano (4)	6,928	*
Rodrigo Boscolo (5)	6,928	*
Brian W. Brady (6)	438,434	2.6%
John H. Caron (7)	90,709	*
Lindsay A. Gardner (8)	101,717	*
Daniel R. Rua (9)	74,470	*
Edward H. (Ted) Murphy	678,573	4.0%
Ryan S. Schram	132,284	*
All executive officers and directors as a group (8 persons)(10)	2,304,003
5% Stockholders:
GP Cash Management, Ltd. (11)	3,002,036	17.7%
_______________
* Less than 1 percent.
(1)The applicable percentage of ownership for each holder is based on 16,914,522 shares outstanding as of March 25, 2025.
(2)Includes 135,999 outstanding shares of common stock, exercisable stock options to purchase 1,250 shares of common stock, and 459,750 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(3)Includes 26,910 outstanding shares of common stock, exercisable stock options to purchase 5,691 shares of common stock and 13,356 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(4)Includes 6,928 outstanding shares of common stock, stock options exercisable for 0 shares of common stock under the 2011 Plan.. Shares represented in this row do not include shares owned by GP Cash Management, Ltd. (“GP Cash Management”). Mr. Bonchristiano is a director of GP Cash Management and CEO and a board member of GP Investments, Ltd. (“GP Investments”) its sole stockholder.
(5)Includes 6,928 outstanding shares of common stock, stock options exercisable for 0 shares of common stock under the 2011 Plan. Shares represented in this row do not include shares owned by GP Cash Management. Mr. Boscolo is CFO and a director of GP Investments, GP Cash Management’s sole stockholder.
(6)Includes 435,963 outstanding shares of common stock and stock options exercisable for 2,471 shares of common stock under the 2011 Plan.
(7)Includes 90,084 outstanding shares of common stock, stock options exercisable for 625 shares of common stock under the 2011 Plan.
(8)Includes 101,428 outstanding shares of common stock and stock options exercisable for 289 shares of common stock under the 2011 Plan.
(9)Includes 72,228 outstanding shares of common stock and stock options exercisable for 2,242 shares of common stock under the 2011 Plan.
(10)For all executive officers and directors as a group, this amount includes outstanding shares of common stock, exercisable stock options to purchase 12,568 shares of common stock, and 44,006 restricted stock units expected to vest within 60 days of March 25, 2025, under the 2011 Plan.
(11)Based on the Schedule 13D, jointly filed by GP Cash Management, Ltd. (“GP Cash Management”) and GP Investments with the SEC on May 17, 2024 and amended on September 10, 2024. According to the Schedule 13D, GP Cash Management and GP Investments had shared voting power and shared dispositive power with respect to 3,002,036 shares and did not have sole voting power or dispositive power as to any shares. According to the Schedule 13D, GP Investments is the sole shareholder of GP Cash Management. Fersen Lambranho and Antonio Bonchristiano share voting control over the controlling shareholder of GP Investments. GP Cash Management directly owns 3,002,036 shares of Common Stock. The address of the principal business office of GP Cash Management is Lyford Manor, Western Road, Lyford Cay, Nassau, N.P., The Bahamas, PO BOX CB-13007. The address of the principal business office of GP Investments is 16 Burnaby Street, Hamilton, HM 11, Bermuda.

Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	1,591,711	(2)	$18.60	(3)	1,186,763	(4)
Equity compensation plans not approved by security holders(1)	50,000	(5)	$—		1,750,000	(6)
_______________
(1) Equity compensation plans approved by security holders consist of the 2011 Plan and the ESPP. Equity compensation plans not approved by security holders consist of the Inducement Plan. See the section titled “Executive Compensation-Equity Incentive Plans” under Item 11 of this Form 10-K for a brief description of the terms of our equity compensation plans.
(2)     Consists of shares of common stock subject to outstanding awards under the 2011 Plan.
(3)     Reflects weighted-average exercise price of stock options issued under the 2011 Plan. Such weighted-average exercise price does not include shares issuable upon vesting of outstanding RSU awards, which have no exercise price and are included in column (a).
(4)    As of December 31, 2024, the Company had 1,112,242 shares of common stock available for future issuance under the 2011 Plan and 74,521 shares of common stock available for future issuance under its 2014 Employee Stock Purchase Plan.
(5) Consists of shares of common stock subject to outstanding awards under the Inducement Plan.
(6)     As of December 31, 2024 the Company had 1,750,000 shares of common stock available for future issuance under the Inducement Plan.
As of March 25, 2025, the Company had 16,914,522 shares of common stock issued and outstanding, which does not include outstanding stock options to purchase 31,147 shares of its common stock at an average exercise price of $18.01 per share and unvested restricted stock units of 1,252,861 shares with an intrinsic value of $2.7 million.

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
Certain Transactions
Except as described below, during the fiscal years ended December 31, 2024 and 2023, there were no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeded the lesser of $120,000 or 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of its officers, directors, beneficial owners of more than 5% of the Company’s outstanding common stock or other related persons had or will have a direct or indirect material interest.
On September 6, 2024, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GP Cash Management, Ltd., GP Investments, Ltd. (“GP Investments”), Rodrigo Boscolo and Antonio Bonchristiano (collectively with each of their affiliates and controlled associates, the “GP Parties”). Pursuant to the Cooperation Agreement, the Company agreed to appoint Messrs. Boscolo and Bonchristiano to the Board. Additionally, the Company agreed to, among other things: direct the NCG Committee to conduct a search for a gender diverse director candidate, limit the size of the Board to eight directors for the term of the agreement, establish a Strategy and Capital Allocation Committee, and increase the Company’s share repurchase program to $10 million. During the term of the Cooperation Agreement, the GP Parties have agreed to abide by certain standstill restrictions, including not engaging in transactions resulting in the GP Parties’ beneficial ownership exceeding 22% o the Company’s common stock. The Cooperation Agreement will terminate on the date that is the later to occur of (i) the date that is ten days prior to the deadline under the Second Amended and Restated Bylaws of the Company for director nominations and stockholder proposals for the Company’s 2025 annual meeting of stockholders and (ii) the date that is five (5) days following the date on which neither of Mr. Bonchristiano or Rodrigo Boscolo serves on the Board. This description of the Cooperation Agreement is not complete and qualified in its entirety by reference to the full text of the Cooperation Agreement, which is incorporated by reference as Exhibit 10.23 hereto.
Director Independence
The Board has determined that Antonio Bonchristiano, Rodrigo Boscolo, Brian W. Brady, John H. Caron, Lindsay A. Gardner, and Daniel R. Rua are “independent directors” as defined in Nasdaq Listing Rule 5605(a)(2). As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate the Company’s management.

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
The engagement of GRANT THORNTON, LLP (“GT”), independent registered public accounting firm, has been approved in advance by the Board, and the engagement did not make use of the de minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.
The aggregate fees billed by GT for each of the last two fiscal years for professional services rendered for the audit and review of the financial statements were $0.8 million and $0.6 million for the twelve months ended December 31, 2024, and 2023, respectively.

	Twelve Months Ended December 31,
Fee Category	2024	2023
Audit Fees (1)	805,415	570,140
Other Fees (2)	—	28,625
Total	$805,415	$598,765
(1)“Audit Fees” means the aggregate fees billed by the principal accountant for each of the last two fiscal years for professional services rendered for the audit and review of financial statements and SEC registration statements.

(2)“Other Fees” consist of services not classified as audit or audit-related, including tax-related services and regulatory filings.

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

3.12
Certificate of Designation of Series A Junior Participating Preferred Stock of IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

3.13		Second Amended and Restated Bylaws of IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024)
4.1	*	Description of Common Stock of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934
4.2
Rights Agreement, dated May 28, 2024, between IZEA Worldwide, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent, which includes the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B, and Form of Rights Certificate as Exhibit C. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.1	(a)
Amended and Restated 2011 Equity Incentive Plan, As Amended October 15, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024).

10.2	(a)
2014 Employee Stock Purchase Plan, As Amended and Restated December 18, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018).

10.3	*(a)	Summary of director compensation plan.
10.4	(a)
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

10.17	(a)	IZEA Worldwide, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).
10.18	(a)
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

10.20	(a)
Agreement and Release, dated September 6, 2024, between the Company and Edward H. (Ted) Murphy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.21	(a)
Agreement and Release, dated September 6, 2024, between the Company and Ryan Schram (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.22	(a)
Employment Agreement effective as of September 6, 2024, between the Company and Patrick J. Venetucci (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.23
Cooperation Agreement, dated as of September 6, 2024, by and between the Company and GP Cash Management, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024)

10.24		10b5-1 Issuer Repurchase Instructions (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024)
19	*	Insider Trading Policy
21.1	*	List of Subsidiaries of IZEA Worldwide, Inc.
23.1	*	Consent of GRANT THORNTON, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	* (a)	IZEA Worldwide Inc. Compensation Recoupment Policy
101	* (c)	The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2024 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc. a Nevada corporation

March 27, 2025	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

March 27, 2025	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick J. Venetucci	March 27, 2025
Patrick J. Venetucci
Chief Executive Officer
(Principal Executive Officer)
/s/ Peter J. Biere	March 27, 2025
Peter J. Biere
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Antonio Bonchristiano	March 27, 2025
Antonio Bonchristiano
Director
/s/ Rodrigo Boscolo	March 27, 2025
Rodrigo Boscolo
Director
/s/ Brian W. Brady	March 27, 2025
Brian W. Brady
Director
/s/ John H. Caron	March 27, 2025
John H. Caron
Director
/s/ Lindsay A. Gardner	March 27, 2025
Lindsay A. Gardner
Director
/s/ Daniel R. Rua	March 27, 2025
Daniel R. Rua
Director