Form 10-K/A
period 2024-12-31
IZEA Worldwide, Inc.
filed 2025-04-11
CIK 1495231

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 27, 2025, IZEA Worldwide, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K to correct a clerical error in the Consolidated Statements of Comprehensive Loss (the “Statement”). Specifically, the error resulted in a value from the 2024 period for unrealized gain (loss) on securities held being incorrectly included in the 2023 column as unrealized gain (loss) on currency translation. This Amendment revises the Statement to reflect the correct allocation of the value to the appropriate fiscal year and classification. There were no changes to net loss or total comprehensive income (loss) for 2024 as presented in the Statement in the Original Form 10-K.

Additionally, the Company is filing this Amendment to include Exhibit 23.1, the consent of the independent registered public accounting firm, which was inadvertently omitted from the Original Form 10-K filing.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No other changes have been made to the Company’s financial statements or any other disclosures in the Original Form 10-K. This Amendment solely corrects an error in the Statement.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. As this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications filed hereto as Exhibits 31.1 and 31.2 have been omitted.

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

IZEA Worldwide, Inc.
Consolidated Statements of Comprehensive Loss

	Twelve Months Ended December 31,
	2024	2023
Net loss	$(18,852,261)	$(7,349,360)

Other comprehensive income
Unrealized gain (loss) on securities held	262,800	530,204
Unrealized gain (loss) on currency translation	127,296	—
Reclassification of foreign currency translation adjustment to income	(34,218)	—
Total other comprehensive income (loss)	355,878	530,204

Total comprehensive income (loss)	$(18,496,383)	$(6,819,156)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	15,603,597	$1,560	$149,148,248	—	(78,103,066)	(780,795)	$70,265,947
Cumulative Effect Retained Earnings Adjustment (FMV Crypto)	—	—	—	—	7,632	—	7,632
Stock purchase plan & option exercise issuances	10,376	1	17,884	—	—	—	17,885
Stock issued for payment of services	131,520	13	300,002	—	—	—	300,015
Stock-based compensation	163,085	17	950,752	—	—	—	950,769
Shares withheld to cover statutory taxes	(56,422)	(6)	(136,236)	—	—	—	(136,242)
Reverse stock split fractional share adjustment	23,789	2	(2)	—	—	—	—
Common stock - Hoozu acquisition	726,210	73	1,746,462	—	—	—	1,746,535
Treasury stock	—	—	—	(1,019,997)	—	—	(1,019,997)
Unrealized gain (loss) on securities held	—	—	—	—	—	530,204	530,204
Net loss	—	—	—	—	(7,349,360)	—	(7,349,360)
Balance, December 31, 2023	16,602,155	$1,660	$152,027,110	$(1,019,997)	$(85,444,794)	$(250,591)	$65,313,388
Stock purchase plan & option exercise issuances	71,611	7	92,894	—	—	—	92,901
Stock issued for payment of services	125,863	13	319,057	—	—	—	319,070
Stock-based compensation	967,721	97	2,744,440	—	—	—	2,744,537
Shares withheld to cover statutory taxes	(249,332)	(25)	(589,701)	—	—	—	(589,726)
Treasury stock	—	—	—	(602,068)	—	—	(602,068)
Foreign currency translation adjustment	—	—	—	—	—	93,078	93,078
Unrealized gain (loss) on securities held	—	—	—	—	—	262,800	262,800
Net loss	—	—	—	—	(18,852,261)	—	(18,852,261)
Balance, December 31, 2024	17,518,018	$1,752	$154,593,800	$(1,622,065)	$(104,297,055)	$105,287	$48,781,719

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
(3) Exhibits

Exhibit No.		Description
23.1	*	Consent of GRANT THORNTON, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IZEA Worldwide, Inc. a Nevada corporation

April 11, 2025	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

April 11, 2025	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)