Form 10-Q
period 2025-03-31
IZEA Worldwide, Inc.
filed 2025-05-13
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2025

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

 As of May 8, 2025, there were 16,926,102 shares of our common stock outstanding.

2

IZEA Worldwide, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,612,348	$44,644,468
Accounts receivable, net	4,269,114	7,781,824
Prepaid expenses	697,635	1,079,045
Short term investments	1,572,233	6,427,488
Other current assets	10,511	97,215
Total current assets	57,161,841	60,030,040

Property and equipment, net of accumulated depreciation	80,619	103,574
Software development costs, net of accumulated depreciation	2,098,571	2,086,660
Total assets	$59,341,031	$62,220,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$892,636	$1,511,747
Accrued expenses	3,081,263	3,734,123
Contract liabilities	7,095,245	8,188,651
Total current liabilities	11,069,144	13,434,521

Finance obligation, less current portion	—	4,034
Total liabilities	$11,069,144	$13,438,555

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 17,661,220 and 17,518,018, respectively, shares outstanding: 16,893,885 and 16,931,169, respectively.	1,766	1,752
Treasury stock at cost: 767,335 and 586,849 shares at March 31, 2025 and December 31, 2024, respectively	(2,065,873)	(1,622,065)
Additional paid-in capital	154,793,924	154,593,800
Accumulated deficit	(104,439,855)	(104,297,055)
Accumulated other comprehensive income (loss)	(18,075)	105,287
Total stockholders’ equity	48,271,887	48,781,719
Total liabilities and stockholders’ equity	$59,341,031	$62,220,274

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024
Revenue	$7,968,363	$6,952,883

Costs and expenses:
Cost of revenue	4,401,574	3,967,975
Sales and marketing	1,121,782	3,056,291
General and administrative	2,940,507	3,783,086
Depreciation and amortization	160,352	204,186
Total costs and expenses	8,624,215	11,011,538

Loss from operations	(655,852)	(4,058,655)

Other income (expense):
Change in the fair value of digital assets	—	106,159
Interest expense	(1,654)	(2,001)
Other income (expense), net	514,706	669,865
Total other income (expense), net	513,052	774,023

Net loss before income taxes	(142,800)	(3,284,632)
Tax benefit	—	18,782
Net loss	$(142,800)	$(3,265,850)

Weighted average common shares outstanding – basic and diluted	16,927,166	16,333,415
Basic and diluted loss per common share	$(0.01)	$(0.20)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2025	2024
Net loss	$(142,800)	$(3,265,850)

Other comprehensive income
Unrealized gain (loss) on securities held	(13,903)	58,177
Unrealized gain (loss) on currency translation	(109,459)	4,170
Total other comprehensive income (loss)	(123,362)	62,347

Total comprehensive income (loss)	$(266,162)	$(3,203,503)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2025 and 2024

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	16,602,155	1,660	152,027,110	$(1,019,997)	(85,444,794)	(250,591)	65,313,388
Stock issued for payment of services	32,470	3	75,003	—	—	—	75,006
Stock-based compensation	50,021	5	354,184	—	—	—	354,189
Shares withheld to cover statutory taxes	(18,133)	(1)	(37,232)	—	—	—	(37,233)
Foreign currency translation adjustment	—	—	—	—	—	4,170	4,170
Unrealized gain on securities held	—	—	—	—	—	58,177	58,177
Net loss	—	—	—	—	(3,265,850)	—	(3,265,850)
Balance, March 31, 2024	16,666,513	1,667	$152,419,065	$(1,019,997)	$(88,710,644)	$(188,244)	$62,501,847

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2024	17,518,018	1,752	154,593,800	(1,622,065)	(104,297,055)	105,287	48,781,719
Stock issued for payment of services	42,858	4	89,998	—	—	—	90,002
Stock-based compensation	156,474	16	285,116	—	—	—	285,132
Shares withheld to cover statutory taxes	(56,130)	(6)	(174,990)	—	—	—	(174,996)
Treasury stock	—	—	—	(443,808)	—	—	(443,808)
Foreign currency translation adjustment	—	—	—	—	—	(109,459)	(109,459)
Unrealized (loss) on securities held	—	—	—	—	—	(13,903)	(13,903)
Net loss	—	—	—	—	(142,800)	—	(142,800)
Balance, March 31, 2025	17,661,220	1,766	$154,793,924	$(2,065,873)	$(104,439,855)	$(18,075)	$48,271,887

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(142,800)	$(3,265,850)
Adjustments to reconcile net loss to net cash used for operating activities:
Adjustment to fair market value of digital assets	—	(106,159)
Depreciation	22,955	26,557
Amortization	137,397	177,629
Deferred tax benefit, divestiture	—	(18,782)
Stock-based compensation	285,132	354,189
Value of stock issued or to be issued for payment of services	90,002	75,006
Accounts receivable	3,512,710	213,681
Prepaid expenses and other current assets	468,112	(243,987)
Accounts payable	(619,111)	(347,852)
Accrued expenses	(652,859)	(148,183)
Contract liabilities	(1,093,406)	(58,121)
Net cash provided by (used in) operating activities	2,008,132	(3,341,872)
Cash flows from investing activities:
Proceeds from investment maturities	4,869,158	5,059,647
Purchase of property and equipment	(4,034)	(14,846)
Capitalization of software development costs	(149,307)	(73,678)
Net cash provided by (used in) investing activities	4,715,817	4,971,123
Cash flows from financing activities:
Purchase of treasury stock	(443,808)	—
Payments on shares withheld for statutory taxes	(174,996)	(37,233)
Net cash provided by (used in) financing activities	(618,804)	(37,233)
Effect of exchange rate changes on cash	(137,265)	(3,414)
Net increase in cash and cash equivalents	5,967,880	1,592,018
Cash and cash equivalents, beginning of period	44,644,468	37,446,728
Cash and cash equivalents, end of period	$50,612,348	$39,035,332

Supplemental cash flow information:
Interest paid	$1,654	$2,001

Supplemental non-cash activities:
Fair Value of common stock issued for services	$90,002	$75,006

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
The Company helps power the creator economy by enabling individuals to monetize their content, creativity, and influence through global brands and marketers. IZEA compensates these creators for producing unique content, such as long and short-form text, videos, photos, status updates, and illustrations for marketers or distributing such content on behalf of marketers through their websites, blogs, and social media channels.
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
Basis of Presentation
The accompanying consolidated balance sheet as of March 31, 2025, the consolidated statements of operations for the three months ended March 31, 2025 and 2024, the consolidated statements of comprehensive loss for the three months ended March 31, 2025 and 2024, the consolidated statements of stockholders' equity for the three months ended March 31, 2025 and 2024, and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2025.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. Deposit balances exceeding the various limits were approximately $50.0 million and $44.2 million as of March 31, 2025 and December 31, 2024, respectively.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables, contract assets, and a reserve for doubtful accounts. Trade receivables are customer obligations due under normal trade terms. Contract assets represent amounts owed for work performed but not yet billed. The Company had net trade receivables of $4.3 million, including $4.2 million of accounts

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

receivable and contract assets of $61,480 on March 31, 2025. The Company had net trade receivables of $7.8 million, including $7.6 million of accounts receivable and contract assets of $0.2 million on December 31, 2024.
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
The Company had a reserve for doubtful accounts of $0.2 million as of March 31, 2025, and $0.2 million as of December 31, 2024. Management believes this estimate is reasonable, but there can be no assurance that the estimate will not change due to economic or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense in the three months ended March 31, 2025 and March 31, 2024.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had three customers that each accounted for more than 10% of total accounts receivable on March 31, 2025 and two customers that accounted for more than 10% of total accounts receivable on December 31, 2024. The Company had three customers that each accounted for more than 10% of its revenue during the three months ended March 31, 2025, and one customer that accounted for more than 10% of its revenue during the three months ended March 31, 2024.

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
Intangible Assets
In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which requires certain crypto assets to be measured at fair value each reporting period, with changes recognized in net income. It also introduces new disclosure requirements, including asset name, fair value, units held, cost basis, and annual reconciliations. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance early and sold all digital assets in September 2024. As of March 31, 2025, no digital assets were held, and no impairments were recognized for the three months ended March 31, 2025 or 2024.

The Company reviews long-lived assets, including capitalized software and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments are recognized when the asset’s fair value is less than its carrying amount. In connection with the Company’s 2024 reorganization and divestitures, all acquired intangible assets were written off. See “Note 5 – Intangible Assets” for additional details.
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes costs related to cloud computing arrangements (“CCAs”). These software developments and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In December 2024, the Company reviewed its software assets, wrote off fully amortized balances no longer active, and accelerated the amortization of certain software assets no longer in use, with further details provided in "Note 6 - Software Development Costs.
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
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. Advertising costs charged to operations for the three months ended March 31, 2025, and 2024 were approximately $5 thousand and $617.5 thousand, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Income Taxes
Deferred income taxes are accounted for using the balance sheet approach, which requires recognizing deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the assets and liabilities tax basis. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company incurs state franchise tax in ten states, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of March 31, 2025, the Company holds Level 1 and Level 2 financial assets; this is discussed further in Note 3 - Financial Instruments of Notes to the Consolidated Financial Statements.
Stock-Based Compensation
Stock-based compensation for options granted under the 2011 Equity Incentive Plan and the 2023 Inducement Plan is measured at grant-date fair value and expensed on a straight-line basis over the requisite service period. Fair value is estimated using the Black-Scholes model. The Company applies the simplified method to estimate the expected term, assuming even exercise between vesting and expiration, and uses the grant-date closing stock price as the fair value of common stock. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
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
The Company may issue restricted stock or restricted stock units (“RSUs”) that vest over time, including up to 1,800,000 performance- or time-based RSUs granted under the IZEA Inducement Plan adopted on November 30, 2023. The plan was established to provide equity awards to new employees hired through acquisitions transactions. These awards are recorded at fair value on the grant date and expensed on a straight-line basis over the vesting period. See “Note 10 Stockholder’s Equity” for more details.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Income Taxes: Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The Company adopted this ASU for the annual period beginning on January 1, 2025 and does not expect a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
NOTE 2.    BUSINESS ACQUISITIONS AND DIVESTITURES

Divestiture of Hoozu Holdings PTY Ltd.
On December 18, 2024, the Company completed the divestiture of Hoozu Holdings PTY Ltd. (“Hoozu”) through its sale to a private Australian company, as part of a strategy to optimize its market focus and enhance the profitability of its North American operations. The acquisition of Hoozu was completed on December 1, 2023, for $2.5 million in cash, common stock, and contingent consideration.
The sale of Hoozu resulted in cash proceeds of $73,529, net of approximately $28,000 in transaction costs, and resulted in a net loss of $1.9 million, net of a $0.3 million deferred tax benefit, which, together with the year-to-date results of operations through the sale date, is reflected in the Company’s financial statements for the period ended December 31, 2024.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
The Company has appointed a leading national bank for custody services with respect to investment securities. Investments comply with the Company’s revised investment strategy policy, designed to preserve capital, minimize investment risks, and maximize returns.
The following table shows the Company’s cash, cash equivalents, and marketable securities by significant investment category as of March 31, 2025:

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities (1)
Cash and cash equivalents	$6,623,346	$—	$—	$6,623,346	$6,623,346	$—
Level 1 (2)
Commercial paper		—	—	—	—	—
Money market funds	43,989,002	—	—	43,989,002	43,989,002	—
US Treasury securities	1,010,252	—	(1,685)	1,008,567	—	1,008,567
Subtotal	44,999,254	—	(1,685)	44,997,569	43,989,002	1,008,567
Level 2 (3)
Asset back securities	—	—	—	—	—	—
Corporate debt securities	563,675	—	(9)	563,666	—	563,666
Subtotal	563,675	—	(9)	563,666	—	563,666
Total	$52,186,275	$—	$(1,694)	$52,184,581	$50,612,348	$1,572,233
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
The Company records the fair value of cash equivalents and marketable securities on the balance sheet. The adjusted cost, which includes unrealized gains and losses, reflects settlement amounts if all investments are held to maturity. The Company recognized a gain of $23,799 for the three months ended March 31, 2025, and recognized a gain of $810 for the three months ended March 31, 2024, respectively. Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	March 31, 2025	December 31, 2024
Due in 1 year or less	$1,572,233	$6,427,488
Total	$1,572,233	$6,427,488
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	March 31, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$50,612,348	$—	$44,644,468	$—
Government bonds	1,008,567	(1,685)	998,070	(5,103)
Corporate debt securities	563,666	(9)	4,430,539	(5,180)
Asset backed securities	—	—	998,879	22,492
Total	$52,184,581	$(1,694)	$51,071,956	$12,209
During the three months ended March 31, 2025, the Company did not recognize any credit losses and had no ending allowance balance for credit losses.

NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2025	December 31, 2024
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	277,918	277,918
Total	316,272	316,272
Less accumulated depreciation	(235,653)	(212,698)
Property and equipment, net	$80,619	$103,574
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $22,955 and $26,557 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5.     INTANGIBLE ASSETS
Definite Lived Intangible Assets

The Company had no definite-lived intangible assets on its balance sheet as of December 31, 2024.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $0 and $49,287 for the three months ended March 31, 2025 and 2024, respectively.
Digital Assets
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
The Company had no digital assets on its balance sheet as of December 31, 2024. the Company recorded a gain of $0.1 million for the three months ended March 31, 2024.
Goodwill
The Company had no goodwill balance as of March 31, 2025 and December 31, 2024.
NOTE 6.     SOFTWARE DEVELOPMENT COSTS
Software development costs consist of the following:

	March 31, 2025	December 31, 2024
Software development costs	$3,045,406	$2,896,099
Less accumulated amortization	(946,835)	(809,439)
Software development costs, net	$2,098,571	$2,086,660

The Company capitalized software development costs of $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company has capitalized $3.0 million in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet.
The Company amortizes its software development costs, commencing upon the initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service or its actual useful life, if shorter. The Company recorded amortization expenses associated with its capitalized software development cost of $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2025	374,767
2026	598,611
2027	567,332
2028	301,092
2029	157,553
2030	$99,216
Total	$2,098,571

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Accrued payroll liabilities	$2,338,452	$2,189,531
Accrued taxes	11,202	47,046
Current portion of finance obligation	48,573	59,386
Accrued other (1)	683,036	1,438,160
Total accrued expenses	$3,081,263	$3,734,123
(1)During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their Separation Agreements and the payments they are entitled to receive, a severance amount of $0.9 million was accrued and will be paid over a twelve-month period. In December 2024, in conjunction with a targeted workforce reduction, the Company accrued $0.3 million in severance costs to be paid in January 2025. As of March 31, 2025, the remaining balance for severance accrued is $0.4 million.
NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 12.9%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $48,573 and $63,420 as of March 31, 2025 and December 31, 2024, respectively, with the short-term portion of $48,573 and $59,386 recorded under accrued expenses in the consolidated balance sheets as of March 31, 2025, and December 31, 2024, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $1,654 and $2,001 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the future contractual maturities of the Company’s long-term payment obligations by year are set forth in the following schedule:

2025	41,836
2026	6,737
Total	$48,573

NOTE 9.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of March 31, 2025.
Retirement Plans
The Company offers a 401(k) plan to its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service or fully vest upon the age of 60. Total expense for employer matching contributions during the three months ended March 31, 2025 and 2024 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$19,235	$22,478
Sales and marketing (1)	(16,524)	43,039
General and administrative	16,621	44,584
Total contribution expense	$19,332	$110,101
(1) Negative expense in Sales and Marketing due to our targeted workforce reduction that was announced in December, 2024 and executed in January 2025.
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
Share Repurchase
On June 28, 2024, the Company announced that its Board of Directors had authorized a $5.0 million share repurchase program of the Company’s common stock. In conjunction with the Cooperation Agreement signed on September 6, 2024, the repurchase maximum was raised to $10.0 million. On September 30, 2024, the Company entered into an agreement adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The agreement assists the Company in implementing its stock repurchase programs, providing for the purchase of up to $9.0 million, the remaining amount under its $10.0 million share repurchase program. Purchases under the Rule 10b5-1 plan commenced on November 1, 2024, and terminate on the earliest of May 15, 2025, until the aggregate number of shares are repurchased or upon certain other events. Purchases will be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. As of March 31, 2025, 401,480 shares had been repurchased under the active program with an average price per share of $2.61, for a total of $1.0 million. 767,335 shares have been purchased under expired and active programs with an average price per share of $2.65, for a total of $2.0 million.
Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2024 Annual Meeting of Stockholders held on December 12, 2024, to increase the number of plan shares by 700,000 shares, from 3,675,000 to 4,375,000 shares. As of March 31, 2025, the Company had 1,269,384 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.

Restricted Stock
Under the 2011 Equity Incentive Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.
In 2024, the Company issued a total of 125,863 shares of restricted common stock with a grant date fair value of $0.3 million for their annual service as independent directors of the Company. The stock was granted in installments on the last day of each quarter and vested immediately.
In the three months ended March 31, 2025, the Company issued its six independent directors a total of 42,858 shares of restricted common stock, respectively, with an aggregate grant date valuation of $90,002 for their service as directors of the Company.
The following table contains summarized information about restricted stock issued during the years ended December 31, 2024 and March 31, 2025:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	—	$—	0.0
Granted	125,863	2.54
Vested	(125,863)	2.54
Nonvested at December 31, 2024	—	$—	0.0
Granted	42,858	2.10
Vested	(42,858)	2.10
Nonvested at March 31, 2025	—	$—	0.0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expenses recognized on restricted stock issued to independent directors for services were $90,002 and $75,006 during the three months ended March 31, 2025 and 2024, respectively.
On March 31, 2025, the fair value of the Company’s common stock was approximately $2.10 per share, and the intrinsic value of the non-vested restricted stock was $0.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the three months ended March 31, 2024, the Company issued a total of 474,195 time-based restricted stock units, initially valued at $980,632, as additional compensation: 346,918 restricted stock units initially valued at $0.7 million to non-executive employees and 127,277 restricted stock units initially valued at $0.3 million to executives. These restricted stock units have vesting periods ranging from 36 to 48 months from issuance.
During the three months ended March 31, 2025, the Company issued a total of 47,280 time-based and performance-based restricted stock units, initially valued at $0.1 million, as additional compensation: 23,600 time-based restricted stock units, initially valued at $59,000, to non-executive employees and 23,680 time-based restricted stock units, initially valued at $59,200, to executives. These time-based restricted stock units have vesting periods ranging from 36 to 48 months from issuance.
The performance based restricted stock units include a market condition tied to the Company’s stock performance. These awards vest only if certain stock price targets are achieved over a specified performance period. Because the vesting is based on market conditions rather than service or financial performance metrics, the grant-date fair value was estimated using a Monte Carlo simulation model, which factors in stock volatility and other market-based assumptions. The expense is recognized over the requisite service period, regardless of whether the market condition is ultimately met.
The following table contains summarized information about restricted stock units during the years ended December 31, 2024, and the three months ended March 31, 2025:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	962,849	$2.60	2.5
Granted	1,858,023	2.31
Vested	(956,679)	2.54
Forfeited	(305,821)	2.41
Nonvested at December 31, 2024	1,558,372	$2.33	2.6
Granted	47,280	2.50
Vested	(167,516)	2.21
Forfeited	(188,958)	2.56
Nonvested at March 31, 2025	1,249,178	$2.32	1.3
Expenses recognized on restricted stock units issued to employees were $0.2 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively. On March 31, 2025, the fair value of the Company’s common stock was approximately $2.10 per share, and the intrinsic value of the non-vested restricted units was $2.6 million. Future compensation related to the non-vested restricted stock units as of March 31, 2025, is $2.5 million, and it is estimated to be recognized over the weighted-average vesting period of approximately 1.25 years.
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
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2024, and the three months ended March 31, 2025, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2023	343,601	$9.53	5.2
Exercised	(65,154)	1.21
Expired	(244,588)	10.51
Forfeited	(520)	9.24
Outstanding at December 31, 2024	33,339	$18.60	3.7
Exercised	—	—
Expired	(2,187)	27.00
Forfeited	(5)	15.44
Outstanding at March 31, 2025	31,147	$18.01	3.8

Exercisable at March 31, 2025	30,736	$18.10	3.7
During the three months ended March 31, 2025 and the three months ended March 31, 2024, no options were exercised. The fair value of the Company's common stock on March 31, 2025, was approximately $2.10 per share, and the intrinsic value on outstanding options as of March 31, 2025, was $36. The intrinsic value of the exercisable options as of March 31, 2025, was $36.

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2024, and March 31, 2025, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	26,373	$8.83	1.1
Vested	(24,728)	18.60
Forfeited	(520)	9.24
Nonvested at December 31, 2024	1,125	18.60	3.7
Vested	(709)	—
Forfeited	(5)	9.24
Nonvested at March 31, 2025	411	$18.01	3.8
There were outstanding options to purchase 31,147 shares with a weighted average exercise price of $18.01 per share, of which options to purchase 30,736 shares were exercisable with a weighted average exercise price of $18.10 per share as of March 31, 2025.
Expenses recognized on stock options issued to employees during the three months ended March 31, 2025 and 2024 were $7,501 and $51,965, respectively. Future compensation related to non-vested awards as of March 31, 2025, is $1,862, and it is estimated to be recognized over the weighted-average vesting period of approximately 3.7 years.
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
The following table contains summarized information about inducement grant-related RSUs during the year ended December 31, 2024, and the three months ended March 31, 2025.

Inducement Shares	Time-Based	Performance Based	Total
Grant Outstanding at December 31, 2023	10,000	328,354	338,354
Granted	219,355	—	219,355
Forfeited (1)	(179,355)	(328,354)	(507,709)
Grant Outstanding at December 31, 2024	50,000	—	50,000
Granted	—	—	—
Forfeited	—	—	—
Grant Outstanding at March 31, 2025	50,000	—	50,000
(1) Inducement shares forfeited in 2024 were related to the divestiture of Hoozu in December, 2024.
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
The stock compensation expense on ESPP options was $10,789 and $1,010 for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, there were 77,931 remaining shares of common stock available for future issuance under the ESPP.
Shareholder Rights Plan
On May 28, 2024, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of the Company’s common stock as of June 7, 2024 (the “Record Date”), pursuant to a Rights Agreement between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent.
Each Right initially entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $8.25, subject to adjustment. The Rights are not exercisable until the earlier of (i) the tenth business day after a person or group acquires 15% or more of the Company’s common stock, or (ii) the tenth business day after a tender or exchange offer is announced that would result in such ownership (the “Distribution Date”).
Prior to the Distribution Date, the Rights trade with the common stock and are not evidenced by separate certificates. Following the Distribution Date, the Rights will separate and be evidenced by Right Certificates mailed to the stockholders of record.
The Rights will expire on May 28, 2025, unless earlier redeemed, exchanged, or terminated under the terms of the Rights Agreement.
This summary is qualified in its entirety by reference to the full Rights Agreement, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 28, 2024.
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in “Note 1 Company and Summary of Significant Accounting Policies.” Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three months ended March 31, 2025 and 2024 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	62,449	$51,571
Sales and marketing (1)	(10,270)	56,488
General and administrative	232,953	246,130
Total stock-based compensation	$285,132	$354,189
(1) Stock-based compensation expense for the Sales and Marketing department due to the targeted workforce reduction that occurred in January 2025. This is due to the reversal of previously recognized expense for unvested awards that are forfeited upon termination. Because we recognize stock compensation on a straight-line basis over the vesting period—rather than when the shares actually vest—expenses related to unvested awards are recorded in advance of full service being rendered. When employees depart before completing their vesting schedules, any unrecognized expense is reversed.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the three months ended 2025, and 2024, respectively, was as follows:

	Three Months Ended
	March 31, 2025				March 31, 2024
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of foreign currency translation adjustment to income	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at December 31	$12,209	$127,296	$(34,218)	$105,287	$(250,591)	$—	$(250,591)
Other comprehensive income (loss)	(13,903)	(109,459)	—	(123,362)	58,177	4,170	62,347
Balance at March 31	$(1,694)	$17,837	$(34,218)	$(18,075)	$(192,414)	$4,170	$(188,244)

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

	Three Months Ended March 31,
	2025	2024
Net loss	$(142,800)	$(3,265,850)
Weighted average shares outstanding - basic and diluted	16,927,166	16,333,415
Basic and diluted loss per common share	$(0.01)	$(0.20)

The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	31,147	343,244
Restricted stock units	1,249,178	1,374,283
Total excluded shares	1,280,325	1,717,527

NOTE 12.    REVENUE
The following table illustrates the Company’s revenue by product service type:

	Three Months Ended March 31,
	2025	2024
Managed Services Revenue	7,907,410	6,696,542
SaaS Services Revenue	60,953	256,341
Total Revenue	$7,968,363	$6,952,883
Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $6.8 million for the three months ended March 31, 2025 and $5.9 million for the three months ended March 31, 2024, is recognized over time. Content revenue, which totaled $1.1 million during the three months ended March 31, 2025, and $0.8 million for the three months ended March 31, 2024, is recognized at a point in time.
SaaS Revenue is comprised of three types of revenue, License Fees, Marketplace Spend Fees, and Other Fees. License Fees revenue, which totaled $28.7 thousand for the three months ended March 31, 2025 and $217.0 thousand for the three months ended March 31, 2024, is recognized over time. Marketplace Spend Fees revenue totaled $1.3 thousand for the three months ended March 31, 2025 and $13.1 thousand for the three months ended March 31, 2024, recognized over time. Other
Fees revenue totaled $31.0 thousand during the three months ended March 31, 2025 and $26.2 thousand for the three months ended March 31, 2024, recognized at a point in time.
The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended March 31,
	2025	2024
Revenue from North America	$7,628,344	$5,490,415
Revenue from APAC	237,827	1,027,859
Revenue from Other	102,192	434,609
Total	$7,968,363	$6,952,883
Contract Assets and Liabilities
The following tables provide information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	March 31, 2025	December 31, 2024
Billed Contract Assets	$4,400,418	$7,835,041
Unbilled Contract Assets	61,481	151,783
Allowance for Doubtful Accounts	(192,785)	(205,000)
Contract Liabilities	(7,095,245)	(8,188,651)
The Company does not typically engage in contracts longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2024, was $8.2 million. Of that balance, $5.1 million was recognized as revenue during the three months ended March 31, 2025. The contract liability balance as of March 31, 2025, was $7.1 million. The Company expects to recognize the associated revenue during the next twelve months.
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
Remaining Performance Obligations
Due to most of the Company’s contracts being one year or less in length. As such, the remaining performance obligations at March 31, 2025 and December 31, 2024, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue from March 31, 2025 within the subsequent twelve months.

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
The following table depicts reportable segment results reviewed by the CODM:

	Three Months Ended March 31,
	2025	2024
Net revenue	$7,968,363	$6,952,883
Less:
Cost of revenue-direct	3,337,826	2,753,852
Human capital costs	3,440,502	4,943,804
Other cash operating costs	1,400,404	2,757,159
Depreciation and amortization	160,352	204,186
Stock based compensation	285,132	354,189
Interest income	(490,908)	(671,517)
Deferred federal tax	—	(18,782)
Other income	(22,145)	(104,158)
Segment Net Loss	$(142,800)	$(3,265,850)
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
Other cash operating expenses refer to the recurring operating costs of running the business, excluding non-cash items such as depreciation, amortization, and stock-based compensation. These expenses include professional services, software subscriptions, travel, and other general business costs.
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
The Company’s income tax expense and effective tax rate were as follows:

	Three Months Ended March 31,
	2025	2024
Income tax benefit (expense)	$—	$18,782
Effective tax rate	—%	0.6%

NOTE 15.     SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through May 13, 2025, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events that occurred but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

ITEM 2.  — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND     RESULTS OF OPERATIONS
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
Company Overview
IZEA Worldwide, Inc. (“IZEA”, “Company,” “we”, “us” or “our”) is a leading innovator in the creator economy, specializing in providing value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. The Company’s mission is to make creator economy solutions for marketers. We offer solutions that range from creator agency services to creator technologies to a marketplace that connects marketers with creators. By fostering these connections, we light up the creator economy with IZEAs - social-first content, made by creators, that are culturally relevant and move at the speed of culture, champion the creators, empowering individuals to monetize their creativity, content, and influence.
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
G&A expenses include current period gains and losses on our acquisition costs payable and gains and losses from the sale of fixed assets. Impairments on fixed assets are included as part of G&A expenses presented separately in our consolidated statements of operations and comprehensive loss when deemed material.
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
Other Income. Other income consists primarily of interest income earned on investments, as well as realized gains and losses on foreign currency exchange transactions, primarily related to the Canadian and Australian Dollar.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$7,968,363	$6,952,883	$1,015,480	15%

Costs and expenses:
Cost of revenue	4,401,574	3,967,975	433,599	11%
Sales and marketing	1,121,782	3,056,291	(1,934,509)	(63)%
General and administrative	2,940,507	3,783,086	(842,579)	(22)%
Depreciation and amortization	160,352	204,186	(43,834)	(21)%
Total costs and expenses	8,624,215	11,011,538	(2,387,323)	(22)%
Loss from operations	(655,852)	(4,058,655)	3,402,803	(84)%
Other income (expense):
Change in the fair value of digital assets	—	106,159	(106,159)	(100)%
Interest Expense	(1,654)	(2,001)	347	(17)%
Other income (expense), net	514,706	669,865	(155,159)	(23)%
Total other income (expense), net	$513,052	$774,023	$(260,971)	(34)%
Net loss before income taxes	$(142,800)	$(3,284,632)	$3,141,832	(96)%
Tax benefit	—	18,782	(18,782)	(100)%
Net loss	$(142,800)	$(3,265,850)	$3,123,050	(96)%

Revenue
The following table illustrates our revenue by type, the percentage of total revenue by type, and the change between the periods:

	Three Months Ended March 31,
	2025		2024		$ Change	% Change
Managed Services Revenue	7,907,410	99%	6,696,542	96%	1,210,868	18%
SaaS Services Revenue	60,953	1%	256,341	4%	(195,388)	(76)%
Total Revenue	$7,968,363	100%	$6,952,883	100%	$1,015,480	15%

Managed Services revenue during the three months ended March 31, 2025 increased by $1.2 million, or 18% from the same period in 2024. Managed Services revenue for the three months ended March 31, 2024 included $0.5 million from Hoozu, which was divested in December 2024. Excluding revenue attributable to Hoozu of $0.5 million in the first quarter of 2024, Managed Services revenue increased to $7.9 million, or 28%, during the quarter ended March 31, 2025. Revenue from on-going customers increased year-over-year due to the addition of new customers in the current quarter and increased spend from one of our larger existing customers.
SaaS Services revenue is generated by the self-service use of our technology platforms by marketers to manage their own content workflow and influencer marketing campaigns. SaaS Service revenue decreased to $60,953 during the three months ended March 31, 2025, compared to $0.3 million in the same period of 2024. The decrease is due to our shift away from SaaS products, including reduced marketing efforts and limited availability for new sign-ups
The cost of revenue for the three months ended March 31, 2025 increased by $0.4 million, or approximately 11%, compared to the same period in 2024. The increase is primarily driven by higher costs associated with increased revenues from our recurring customer base this quarter which has a higher mix of lower margin customers.

Sales and Marketing
Sales and marketing expense for the three months ended March 31, 2025 decreased by $1.9 million, or approximately 63%, compared to the same period in 2024. This decrease is primarily due to lower payroll and related costs, following our

December 2024 selective workforce reduction, a pause in current period advertising and promotional spending, and decreased general contractor fees.
General and Administrative
General and administrative expense for the three months ended March 31, 2025 decreased by $0.8 million, or approximately 22%, compared to the same period in 2024. The decrease is primarily due to lower employee-related costs following our December 2024 selective workforce reduction, reduced use of external contractors, decreased professional service fees, and lower software licensing expenses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2025 decreased by $43,834, or approximately 21%, compared to the same period in 2024. Depreciation expense on property and equipment was $22,955 and $26,557 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to internal use software developments costs was $0.1 million and $0.1 million for the three months ended March 31, 2025, and 2024, respectively. Depreciation and amortization expense decreased compared to the prior-year quarter primarily due to lower depreciation on computer equipment that became fully depreciated during the first quarter of 2025. Additionally, amortization expense declined due to the absence of expense related to legacy platforms that were sunset in 2024, for which amortization was accelerated in the fourth quarter of 2024.

Other Income (Expense)
Interest expense totaled $1,654 during the three months ended March 31, 2025, compared to $2,001 in the prior year period.
Other income, net, totaled $0.5 million during the three months ended March 31, 2025, a decrease of $0.2 million compared to the same period in 2024, primarily from investment portfolio interest income.

Net Loss
Net loss for the three months ended March 31, 2025 was $0.1 million, compared to the net loss of $3.3 million for the same period in 2024.
Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have received increasingly larger and more complex sales orders, which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. During the latter half of 2023, the time between bookings and revenue improved to an average of 7.5 months. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues and could be subject to future adjustments. Managed Services Bookings is useful information as it reflects the number of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended March 31, 2025 and 2024 was $7.5 million and $9.3 million, respectively.
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
•does not include depreciation and intangible assets amortization expense, impairment charges, and gains or losses on disposal of equipment, which is not always a current period cash expense, but the assets being depreciated and amortized may have to be replaced in the future; and
•does not include non-operating activity, such as interest income and other gains, losses, and expenses that we believe are not indicative of our ongoing core operating results, but these items may represent a reduction or increase in cash available to us.
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss from operations	$(142,800)	$(3,265,850)
Adjustment to fair market value of digital assets	—	(106,159)
Non-cash stock-based compensation	285,132	354,189
Non-cash stock issued for payment of services	90,002	75,006
Depreciation and amortization	160,352	204,186
Interest expense	1,654	2,001
Interest income	(471,190)	(666,252)
Tax benefit	—	(18,782)
Adjusted EBITDA (1)	$(76,850)	$(3,421,661)

Revenue	$7,968,363	$6,952,883
Adjusted EBITDA as a % of Revenue	(1.0)%	(49.2)%
(1) The 2024 measure excludes interest income to ensure comparability with the Company’s revised definition of the metric, which no longer includes interest income beginning in 2025.

Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms used in its business, marketing expenses, and G&A expenses including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $104.4 million as of March 31, 2025. While we have not achieved profitability, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $50.6 million as of March 31, 2025, as compared to $44.6 million as of December 31, 2024. This increase of $6.0 million is the result of the maturing of certain investments, supplemented by cash provided by operating activities.

	Three Months Ended March 31,
	2025	2024
Net cash (used for)/provided by:
Operating activities	$2,008,132	$(3,341,872)
Investing activities	4,715,817	4,971,123
Financing activities	(618,804)	(37,233)
Effect of exchange rates on cash	$(137,265)	$(3,414)
Net increase in cash and cash equivalents	$5,967,880	$1,588,604
Net cash provided by operating activities was $2.0 million during the three months ended March 31, 2025, primarily due to a decrease in accounts receivable. Net cash provided by investing activities was $4.7 million during the three months ended March 31, 2025, primarily due to the maturity of marketable securities. Net cash used for financing activities during the three months ended March 31, 2025 was $618,804, primarily due to payments for shares withheld for taxes and the repurchase of treasury stock.
Near-Term Liquidity
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
Financial Condition and Outlook
The Company’s Balance Sheet is strong, including $52.2 million in cash and short-term investments and no outstanding debt.
Managed Services revenue from ongoing operations increased 27.6% over the prior year quarter. Hoozu, which was divested in December 2024, contributed $0.5 million in revenue in the first quarter of 2024, and $3.4 million in the full year of 2024.
Operating cash flows were $2.0 million positive in the current period, including $1.6 million from net working capital changes and $0.4 million in cash income. Cash income was positive, reflecting lower structural human capital and administrative expenses associated with our December 2024 targeted workforce reduction and other cost reduction measures.
Our net loss for the first quarter improved $3.1 million compared to the first quarter of 2024, mainly due to cost savings from the reduction in workforce and other restructuring efforts previously disclosed in our Annual Report on Form 10-K. These included exiting unprofitable international operations and reorganizing our go-to-market teams to support driving North American operations.
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

Off-Balance Sheet Arrangements
The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2025.
Critical Accounting Policies and Use of Estimates
     There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For a summary of our significant accounting policies, please refer to “Note 1 Company and Summary of Significant Accounting Policies” included in Item 1 of this Quarterly Report.
Recent Accounting Pronouncements
See “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 1 of this Quarterly Report for information on additional recent pronouncements.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.
ITEM 4. — CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2025, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our management concluded that, as of March 31, 2025, our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. — LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of May 13, 2025 we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
You should carefully consider the factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2024 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks occur, our business, financial condition, or results of operation may be materially and adversely affected. In such a case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. — OTHER INFORMATION
Not applicable.

ITEM 6. — EXHIBITS

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

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* (b)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the period ended March 31, 2025 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (v) the Notes to the Unaudited Consolidated Financial Statements.
104	*	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101).
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

IZEA Worldwide, Inc. a Nevada Corporation

May 13, 2025	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

May 13, 2025	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)