Form 10-Q
period 2025-06-30
IZEA Worldwide, Inc.
filed 2025-08-12
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2025

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

 As of August 8, 2025, there were 17,008,577 shares of our common stock outstanding.

2

IZEA Worldwide, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,643,015	$44,644,468
Accounts receivable, net	6,177,880	7,781,824
Prepaid expenses	545,794	1,079,045
Short term investments	—	6,427,488
Other current assets	22,370	97,215
Total current assets	57,389,059	60,030,040

Property and equipment, net of accumulated depreciation	58,890	103,574
Software development costs, net of accumulated depreciation	2,182,241	2,086,660
Total assets	$59,630,190	$62,220,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$957,100	$1,511,747
Accrued expenses	2,631,553	3,734,123
Contract liabilities	6,661,453	8,188,651
Total current liabilities	10,250,106	13,434,521

Finance obligation, less current portion	—	4,034
Total liabilities	$10,250,106	$13,438,555

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 17,803,029 and 17,518,018, respectively, shares outstanding: 16,913,906 and 16,931,169, respectively.	1,780	1,752
Treasury stock at cost: 889,123 and 586,849 shares at June 30, 2025 and December 31, 2024, respectively	(2,344,698)	(1,622,065)
Additional paid-in capital	155,009,102	154,593,800
Accumulated deficit	(103,234,787)	(104,297,055)
Accumulated other comprehensive income (loss)	(51,313)	105,287
Total stockholders’ equity	49,380,084	48,781,719
Total liabilities and stockholders’ equity	$59,630,190	$62,220,274

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$9,133,232	$9,093,816	$17,101,595	$16,046,699

Costs and expenses:
Cost of revenue	4,386,612	5,177,600	8,788,186	9,145,575
Sales and marketing	962,017	3,206,979	2,083,799	6,263,270
General and administrative	2,897,551	3,372,797	5,838,058	7,155,883
Depreciation and amortization	149,242	225,748	309,594	429,934
Total costs and expenses	8,395,422	11,983,124	17,019,637	22,994,662

Income (loss) from operations	737,810	(2,889,308)	81,958	(6,947,963)

Other income (expense):
Change in the fair value of digital assets	—	(26,043)	—	80,116
Interest expense	(1,784)	(1,999)	(3,438)	(4,000)
Other income (expense), net	469,042	634,226	983,748	1,304,091
Total other income (expense), net	467,258	606,184	980,310	1,380,207

Net income (loss) before income taxes	$1,205,068	$(2,283,124)	1,062,268	(5,567,756)
Tax benefit	—	88,296	—	107,078
Net income (loss)	1,205,068	(2,194,828)	$1,062,268	$(5,460,678)

Weighted average common shares outstanding – basic	16,947,527	16,437,460	16,980,960	16,470,467
Basic income (loss) per common share	$0.07	$(0.13)	$0.06	$(0.33)

Weighted average common shares outstanding - diluted	17,817,378	16,437,460	17,827,552	16,470,467
Diluted income (loss) per common share	$0.07	$(0.13)	$0.06	$(0.33)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,205,068	$(2,194,828)	$1,062,268	$(5,460,678)

Other comprehensive income (loss)
Unrealized gain (loss) on securities held	1,694	92,630	(12,209)	150,807
Unrealized gain (loss) on currency translation	(34,932)	(16,472)	(144,391)	(12,302)
Total other comprehensive income (loss)	(33,238)	76,158	(156,600)	138,505

Total comprehensive income (loss)	$1,171,830	$(2,118,670)	$905,668	$(5,322,173)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2025 and 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	16,666,513	1,667	152,419,065	(1,019,997)	(88,710,644)	(188,244)	62,501,847
Stock purchase plan & option exercise issuances	3,360	—	5,907	—	—	—	5,907
Stock issued for payment of services	31,915	3	74,997	—	—	—	75,000
Stock-based compensation	101,566	10	394,921	—	—	—	394,931
Shares withheld to cover statutory taxes	(32,936)	(3)	(85,179)	—	—	—	(85,182)
Foreign currency translation adjustment	—	—	—	—	—	(16,472)	(16,472)
Other comprehensive income (loss)	—	—	—	—	—	92,630	92,630
Net comprehensive income (loss)	—	—	—	—	(2,194,828)	—	(2,194,828)
Balance, June 30, 2024	16,770,418	1,677	$152,809,711	$(1,019,997)	$(90,905,472)	$(112,086)	$60,773,833

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	17,661,220	1,766	154,793,924	(2,065,873)	(104,439,855)	(18,075)	48,271,887
Stock purchase plan & option exercise issuances	10,802	1	23,413	—	—	—	23,414
Stock issued for payment of services	35,292	4	89,990	—	—	—	89,994
Stock-based compensation	136,492	13	355,701	—	—	—	355,714
Shares withheld to cover statutory taxes	(40,777)	(4)	(119,909)	—	—	—	(119,913)
Tender offer costs	—	—	(134,017)	—	—	—	(134,017)
Treasury stock	—	—	—	(278,825)	—	—	(278,825)
Foreign currency translation adjustment	—	—	—	—	—	(34,932)	(34,932)
Unrealized gain (loss) on securities held	—	—	—	—	—	1,694	1,694
Net income (loss)	—	—	—	—	1,205,068	—	1,205,068
Balance, June 30, 2025	17,803,029	1,780	$155,009,102	$(2,344,698)	$(103,234,787)	$(51,313)	$49,380,084

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2025 and 2024

		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
Balance, December 31, 2023	16,602,155	16,602,155	1,660	152,027,110	(1,019,997)	(85,444,794)	(250,591)	65,313,388
Stock purchase plan & option exercise issuances		3,360	—	5,907	—	—	—	5,907
Stock issued for payment of services		64,385	6	150,000	—	—	—	150,006
Stock-based compensation		151,587	15	749,105	—	—	—	749,120
Shares withheld to cover statutory taxes		(51,069)	(4)	(122,411)	—	—	—	(122,415)
Foreign currency translation adjustment		—	—	—	—	—	(12,302)	(12,302)
Other comprehensive income (loss)		—	—	—	—	—	150,807	150,807
Net comprehensive income (loss)		—	—	—	—	(5,460,678)	—	(5,460,678)
Balance, June 30, 2024		16,770,418	1,677	$152,809,711	$(1,019,997)	$(90,905,472)	$(112,086)	$60,773,833

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	17,518,018	1,752	154,593,800	(1,622,065)	(104,297,055)	105,287	48,781,719
Stock purchase plan & option exercise issuances	10,802	1	23,413	—	—	—	23,414
Stock issued for payment of services	78,150	8	179,988	—	—	—	179,996
Stock-based compensation	292,966	29	640,817	—	—	—	640,846
Shares withheld to cover statutory taxes	(96,907)	(10)	(294,899)				(294,909)
Tender offer costs	—	—	(134,017)	—	—	—	(134,017)
Treasury stock	—	—	—	(722,633)	—	—	(722,633)
Foreign currency translation adjustment	—	—	—	—	—	(144,391)	(144,391)
Unrealized gain (loss) on securities held	—	—	—	—	—	(12,209)	(12,209)
Net income (loss)	—	—	—	—	1,062,268	—	1,062,268
Balance, June 30, 2025	17,803,029	1,780	$155,009,102	$(2,344,698)	$(103,234,787)	$(51,313)	$49,380,084

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,062,268	$(5,460,678)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Adjustment to fair market value of digital assets	—	(80,115)
Depreciation	44,684	53,258
Amortization	264,910	376,676
Deferred tax benefit, divestiture	—	(107,644)
Stock-based compensation	640,846	749,120
Value of stock issued or to be issued for payment of services	179,996	150,006
Changes in operating assets and liabilities:
Accounts receivable	1,603,944	(604,896)
Prepaid expenses and other current assets	608,095	(323,359)
Accounts payable	(554,647)	(198,081)
Accrued expenses	(1,076,910)	(96,633)
Contract liabilities	(1,527,198)	(1,714,511)
Net cash provided by (used in) operating activities	1,245,988	(7,256,857)
Cash flows from investing activities:
Proceeds from investment maturities	6,403,689	14,712,380
Purchase of property and equipment	(29,693)	(29,692)
Capitalization of software development costs	(360,490)	(437,152)
Net cash provided by (used in) investing activities	6,013,506	14,245,536
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	23,414	5,907
Purchase of treasury stock	(722,633)	—
Tender offer costs	(134,017)	—
Payments on shares withheld for statutory taxes	(294,909)	(122,415)
Net cash provided by (used in) financing activities	(1,128,145)	(116,508)
Effect of exchange rate changes on cash	(132,802)	(17,033)
Net increase in cash and cash equivalents	5,998,547	6,855,138
Cash and cash equivalents, beginning of period	44,644,468	37,446,728
Cash and cash equivalents, end of period	$50,643,015	$44,284,833

Supplemental cash flow information:
Interest paid	$3,438	$4,000

Supplemental non-cash activities:
Fair Value of common stock issued for services	$179,996	$150,006

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
The Company delivers value through its Managed Services, which include custom content workflow management, creator search and targeting, bidding, analytics, and payment processing. Most marketers engage the Company to execute these services on their behalf. While the Company previously offered self-service access to its technology platform for influencer and content marketing, its current focus is on providing full-service solutions tailored to client needs.
Basis of Presentation
The accompanying consolidated balance sheet as of June 30, 2025, the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024, the consolidated statements of stockholders' equity for the three and six months ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six months June 30, 2025 and 2024 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2025.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. Deposit balances exceeding the various limits were approximately $50.1 million and $44.2 million as of June 30, 2025 and December 31, 2024, respectively.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance includes trade receivables, contract assets, and an allowance for doubtful accounts. Trade receivables represent customer obligations arising from standard credit terms, which contract assets reflect revenue earned but not yet invoiced. As of June 30, 2025, the Company reported net trade receivables of $6.2 million,

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

comprised entirely of accounts receivable, with no contract assets. As of December 31, 2024, the Company had net trade receivables of $7.8 million, including $7.6 million of accounts receivable and $0.2 million in contract assets.
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
The Company had a reserve for doubtful accounts as of June 30, 2025 and December 31, 2024 of $0.2 million. Management believes this estimate is reasonable, but there can be no assurance that the estimate will not change due to economic or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense in the three and six months ended June 30, 2025 and June 30, 2024.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had three customers that accounted for 13%, 14%, and 16% of total accounts receivable on June 30, 2025 and two customers that accounted for 11% and 14% of total accounts receivable on December 31, 2024. The Company had two customers that accounted for 13% and 17% of its revenue during the six months June 30, 2025, and two customers that accounted for 11% and 16% of its revenue during the six months ended June 30, 2024.

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
Intangible Assets
In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which requires certain crypto assets to be measured at fair value each reporting period, with changes recognized in net income. It also introduces new disclosure requirements, including asset name, fair value, units held, cost basis, and annual reconciliations. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance early and sold all digital assets in September 2024. As of June 30, 2025, no digital assets were held, and no impairments were recognized for the three and six months ended June 30, 2025 or 2024.

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
Revenue Recognition
The Company generates revenue primarily from Managed Services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”). The Company also licenses some of its platforms and earns license revenue and fees for those services.
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized based on a five-step model as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The core principle of ASC 606 is that revenue is recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised under each contract and identifies those that constitute distinct performance obligations.
The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as a principal or an agent is highly subjective and requires the Company to evaluate several indicators individually and collectively to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content, sponsorship, promotion, and other related services. The Company records the amounts it pays to third-party creators as a cost of revenue. For transactions in which the Company acts as an agent, revenue is reported on a net basis as the amount the Company charged to the self-service marketer using the Company’s platforms, less the amounts paid to the third-party creators providing the service.
The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by a statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not include variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. Payment terms are typically 30 days from the invoice date. The agreement typically provides for a non-refundable deposit which serves as a cancellation fee if the customer terminates the agreement before the services are completed, or which is applied to the total amount due if services are completed as agreed. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on several factors, including the customer’s creditworthiness and payment and transaction history.
The Company does not typically engage in contracts that exceed one year. Therefore, the Company does not capitalize costs to obtain its customer contracts, as these amounts would generally be recognized over a period of less than one year and are not material.

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Fees for subscription or licensing services are recognized on a straight-line basis over the term of the service. Other Fees Revenue is generated when fees are charged to the Company’s platform users, primarily related to monthly plan fees, which are recognized within the month to which they relate. For arrangements where the Company acts as an agent, fees are recognized on a net basis. The Company is currently evaluating its capital allocation strategies, including its commitment to its platforms and third-party licensing, which presently generate de minimis revenue.
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
The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. The majority of revenue is recognized using an input method, where costs incurred are compared to total expected costs to measure the progress toward satisfying the overall performance obligation of the marketing campaign. The Company’s performance obligation in certain contracts with customers may be a stand-ready promise to provide influencer marketing services for an unknown or unspecified quantity of deliverables over a specified term. Under a stand-ready obligation, the Company’s performance obligation is satisfied over time throughout the contract term, and therefore, revenue is recognized on a straight-line basis over the life of the contract. The Company may provide one type or a combination of all types of these influencer marketing services on a statement of work for a lump sum fee. When multiple performance obligations exist in a contract, the Company allocates revenue to each distinct performance obligation at contract inception based on its relative standalone selling price. These performance obligations are to be provided over a period that generally ranges from one day to one year. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations, and it creates, reviews, and controls the services. The Company assumes the risk of payment to any third-party creators and establishes the contract price directly with its customers based on the services requested in the statement of work.
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. For the three and six months ended June 30, 2025, advertising spend was immaterial. In comparison, advertising expenses totaled approximately $0.9 million and $1.5 million for the three and six months ended June 30, 2024, respectively. Advertising costs are reflected within sales and marketing expenses in the accompanying consolidated statements of operations.
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

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of June 30, 2025, the Company holds only cash and cash equivalents and no longer holds any marketable securities. Additional information is provided in Note 3 – Financial Instruments of the Notes to the Consolidated Financial Statements.
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
Income Taxes: Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures of income tax components affecting the rate reconciliation and income taxes paid, disaggregated by applicable taxing jurisdictions. The

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Company adopted this ASU effective January 1, 2025. The adoption did not have a material impact on the consolidated financial statements.
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
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
The Company utilizes a leading national bank for the custody of its investment securities, in accordance with its updated investment policy focused on capital preservation, risk mitigation, and return optimization.
As of June 30, 2025, the Company held $46.0 million in cash and cash equivalents, all classified as Level 1 financial instruments. During the three months ended June 30, 2025, all other investments matured, and previously unrealized gains or losses were realized.
Cash equivalents and marketable securities are recorded on the balance sheet at fair value. The adjusted cost basis, which includes unrealized gains and losses, approximates settlement value when held to maturity. No gains or losses were recognized during the three months ended June 30, 2025. The Company recognized a gain of $23,799 for six months ended June 30, 2025. The Company did not recognize any realized gains or losses in the three and six months ended June 30, 2024.
Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	June 30, 2025	December 31, 2024
Due in 1 year or less	$—	$6,427,488
Total	$—	$6,427,488
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	June 30, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$46,037,390	$—	$44,644,468	$—
Government bonds	—	—	998,070	(5,103)
Corporate debt securities	—	—	4,430,539	(5,180)
Asset backed securities	—	—	998,879	22,492
Total	$46,037,390	$—	$51,071,956	$12,209

IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

During the three and six months June 30, 2025, the Company did not recognize any credit losses and had no ending allowance balance for credit losses.
NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	277,918	277,918
Total	316,272	316,272
Less accumulated depreciation	(257,382)	(212,698)
Property and equipment, net	$58,890	$103,574
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $21,729 and $26,701 for the three months ended June 30, 2025 and 2024, respectively, and was $44,684 and $53,258 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 5.     INTANGIBLE ASSETS
Definite Lived Intangible Assets

The Company had no definite-lived intangible assets as of June 30, 2025 and December 31, 2024.
The Company did not have any amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025. Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $49,287 and $123,990 for the three and six months ended June 30, 2024, respectively. These amounts primarily related to the amortization of trade names and customer lists acquired in connection with the Hoozu and Zuberance acquisitions, both of which were sold or discontinued in 2024.
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
Goodwill
The Company had no goodwill balance as of June 30, 2025 and December 31, 2024.
NOTE 6.     SOFTWARE DEVELOPMENT COSTS
Software development costs consist of the following:

	June 30, 2025	December 31, 2024
Software development costs	$3,242,018	$2,896,099
Less accumulated amortization	(1,059,777)	(809,439)
Software development costs, net	$2,182,241	$2,086,660

The Company capitalized software development costs of $211,183 and $363,474 during the three months ended June 30, 2025 and 2024, respectively, and $360,490 and $437,152 for the six months ended June 30, 2025 and 2024 respectively. As of June 30, 2025, the Company has capitalized $3.2 million in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet.
The Company amortizes its software development costs, commencing upon the initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, which is consistent with the amount of time its legacy platforms were in service or its actual useful life, if shorter. The Company recorded amortization expenses associated with its capitalized software development cost of $127,514 and $124,381 during the three months ended June 30, 2025 and 2024, respectively, and $264,910 and $252,686 during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2025	256,699
2026	640,848
2027	609,569
2028	343,329
2029	199,460
2030	$132,336
Total	$2,182,241

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Accrued payroll liabilities	$2,123,701	$2,189,531
Accrued taxes	29,936	47,046
Current portion of finance obligation	33,726	59,386
Accrued other (1)	444,190	1,438,160
Total accrued expenses	$2,631,553	$3,734,123
(1)During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their Separation Agreements and the payments they are entitled to receive, a severance amount of $0.9 million was accrued and will be paid over a twelve-month period. In December 2024, in conjunction with a targeted workforce reduction, the Company accrued $0.3 million in severance costs that was paid in January 2025. As of June 30, 2025, the remaining balance for severance accrued is $0.2 million.
NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 12.9%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $33,726 and $63,420 as of June 30, 2025 and December 31, 2024, respectively, with the short-term portion of $33,726 and $59,386 recorded under accrued expenses in the consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $1,784 and $1,999 for the three months ended June 30, 2025. and 2024, respectively, and $3,438 and $4,000 during the six months ended June 30, 2025 and 2024, respectively. The total balance owed will be paid in full in 2025.

NOTE 9.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of June 30, 2025.
Retirement Plans
The Company offers a 401(k) plan to its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service or fully vest upon the age of 60. Total expense for employer matching contributions during the three and six months ended June 30, 2025 and 2024 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$40,922	$19,722	$60,157	$42,200
Sales and marketing	47,054	17,191	30,530	60,230
General and administrative	508,636	48,018	525,257	92,602
Total contribution expense	$596,612	$84,931	$615,944	$195,032
Litigation
The Company may occasionally be involved in legal proceedings in the ordinary course of business. While litigation carries inherent uncertainties, the Company is not currently a party to any matters that it believes would have a material adverse effect, individually or in the aggregate.
NOTE 10.    STOCKHOLDERS’ EQUITY
Authorized Shares
The Company has 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share. 500,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock.
Share Repurchase
On June 28, 2024, the Company announced that its Board of Directors had authorized a $5.0 million share repurchase program of the Company’s common stock. In conjunction with the Cooperation Agreement signed on September 6, 2024, the maximum authorized repurchase amount was increased to $10.0 million. Repurchases under the program may be made through open market purchases, privately negotiated transactions, or other methods, including tender offers.
Pursuant to this authorization, on May 13, 2025, the Company launched a modified “Dutch auction” tender offer to repurchase up to $8.7 million of its outstanding common stock. The tender offer expired on June 16, 2025, and the final results were announced on June 18, 2025. In accordance with the terms of the offer, the Company repurchased 38,682 shares at a purchase price of $2.80 per share, for an aggregate cost of approximately $0.1 million, excluding fees and expenses.
On June 16, 2025, the Company entered into an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) authorizing Ladenburg to purchase shares of the Company’s common stock on the Company’s behalf beginning on July 16, 2025, and ending on the earliest of May 15, 2026, the date the aggregate dollar limit under the Company’s repurchase authorization is reached, or the occurrence of certain other specified events. Purchases will be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management and are intended to comply with the safe harbor provisions of Rules 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of June 30, 2025, no shares have been purchased under this plan.
As of June 30, 2025, a total of 523,268 shares have been purchased under the repurchase program with an average price per share of $2.53, for a total of $1.3 million. The remaining dollar value authorized for repurchase under the Company’s programs as of June 30, 2025 was approximately $8.7 million.
A table of the Company’s share repurchases for the quarter ended June 30, 2025, as required by item 703 of Regulation S-K, is included in Part II, Item 2 of this Quarterly Report on Form 10-Q.

Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2024 Annual Meeting of Stockholders held on December 12, 2024, to increase the number of plan shares by 700,000 shares, from 3,675,000 to 4,375,000 shares. As of June 30, 2025, the Company had 771,648 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
Restricted Stock
Under the 2011 Equity Incentive Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.
In 2024, the Company issued a total of 64,385 shares of restricted common stock with a grant date fair value of $0.2 million for their annual service as independent directors of the Company. The stock was granted in installments on the last day of each quarter and vested immediately.
In the three and six months ended June 30, 2025, the Company issued its six independent directors a total of 78,150 shares of restricted common stock, respectively, with an aggregate grant date valuation of $179,996 for their service as directors of the Company.
The following table contains summarized information about restricted stock issued during the years ended December 31, 2024 and the six months ended June 30, 2025:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	—	$—	0.0
Granted	125,863	2.54
Vested	(125,863)	2.54
Nonvested at December 31, 2024	—	$—	0.0
Granted	78,150	2.30
Vested	(78,150)	2.30
Nonvested at June 30, 2025	—	$—	0.0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expenses recognized on restricted stock issued to independent directors for services were $89,994 and $75,006 during the three months ended June 30, 2025 and 2024, respectively, and $179,996 and $150,006 during the six months ended June 30, 2025 and 2024, respectively.
On June 30, 2025, the fair value of the Company’s common stock was approximately $2.55 per share and the Company did not have any non-vested restricted stock.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the 2011 Equity Incentive Plan.
During the six months ended June 30, 2025, the Company issued a total of 573,096 time-based restricted stock units, initially valued at $1.6 million, as additional compensation, including 520,817 time-based restricted stock units, initially valued at $1.5 million, to non-executive employees and 52,279 time-based restricted stock units, initially valued at $0.1 million, to executives. These time-based restricted stock units have vesting periods ranging from 36 to 48 months from issuance.
The following table contains summarized information about restricted stock units during the year ended December 31, 2024, and the six months ended June 30, 2025:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	962,849	$2.60	2.5
Granted(1)	2,348,423	2.31
Vested	(956,679)	2.54
Forfeited	(305,821)	2.41
Nonvested at December 31, 2024	2,048,772	$2.33	2.6
Granted	573,096	2.83
Vested	(304,008)	2.31
Forfeited	(204,393)	2.55
Nonvested at June 30, 2025	2,113,467	$2.48	2.78
(1) In the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the table summarizing the number of shares granted during the year inadvertently omitted certain equity awards, although the correct total was disclosed in the accompanying narrative. The total number of shares granted during 2024 was 2,348,423, inclusive of awards to both executive and non-executive employees. The previously reported table total of 1,858,023 has been updated to reflect the correct number of granted shares. This did not have an impact on our financial statements for the period.
Expenses recognized on restricted stock units issued to employees were $0.4 million and $0.3 million during the three months ended June 30, 2025 and 2024, respectively and $0.6 million and $0.7 million during the six months ended June 30, 2025 and 2024, respectively. On June 30, 2025, the fair value of the Company’s common stock was approximately $2.55 per share, and the intrinsic value of the non-vested restricted units was $4.1 million. Future compensation related to the non-vested restricted stock units as of June 30, 2025, is $3.7 million, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.78 years.
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
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2024, and the six months ended June 30, 2025, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2023	343,601	$9.53	5.2
Exercised	(65,154)	1.21
Expired	(244,588)	10.51
Forfeited	(520)	9.24
Outstanding at December 31, 2024	33,339	$18.60	3.7
Exercised	—	—
Expired	(9,343)	28.54
Forfeited	(9)	12.61
Outstanding at June 30, 2025	23,987	$14.73	4.37

Exercisable at June 30, 2025	23,890	$14.75	4.36
During the six months ended June 30, 2025, no options were exercised. During the six months ended June 30, 2024, 313 options were exercised for gross proceeds of $701. The intrinsic value of the exercised options was $50. The fair value of the Company's common stock on June 30, 2025, was approximately $2.55 per share, and the intrinsic value on outstanding options as of June 30, 2025 was $177. The intrinsic value of the exercisable options as of June 30, 2025 was $177.
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2024, and the six months ended June 30, 2025, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	26,373	$8.83	1.1
Vested	(24,728)	18.60
Forfeited	(520)	9.24
Nonvested at December 31, 2024	1,125	18.60	3.7
Vested	(1,019)	14.73
Forfeited	(9)	12.61
Nonvested at June 30, 2025	97	$14.73	0.1
There were outstanding options to purchase 23,987 shares with a weighted average exercise price of $14.73 per share, of which options to purchase 23,890 shares were exercisable with a weighted average exercise price of $14.75 per share as of June 30, 2025.
Expense recognized on stock options issued to employees during the three months ended June 30, 2025 and 2024 were $1,568 and $44,514, respectively. Expense recognized on stock options issued to employees during the six months ended June 30, 2025 and 2024 were $9,069 and $96,479, respectively. Future compensation related to non-vested awards as of June 30, 2025, is $407, and it is estimated to be recognized over the weighted-average vesting period of approximately 0.1 years.
Inducement Plan
On November 30, 2023, the Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA in connection with acquisition transactions. Under the Inducement Plan, IZEA may grant restricted stock units (“RSUs”), including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of IZEA common stock to new employees of IZEA or its subsidiaries. Pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, the Inducement Plan was adopted without stockholder approval. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors of IZEA (or following such individuals’ bona fide period of non-employment with IZEA), as an inducement material to the individuals’ entry into employment with IZEA or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules.

The following table contains summarized information about inducement grant-related RSUs during the year ended December 31, 2024, and the six months ended June 30, 2025.

Inducement Shares	Time-Based	Performance Based	Total
Grant Outstanding at December 31, 2023	10,000	328,354	338,354
Granted	219,355	—	219,355
Forfeited (1)	(179,355)	(328,354)	(507,709)
Grant Outstanding at December 31, 2024	50,000	—	50,000
Granted	—	—	—
Forfeited	—	—	—
Grant Outstanding at June 30, 2025	50,000	—	50,000
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
The stock compensation expense on ESPP options was $769 and $1,031 for the three months ended June 30, 2025, and 2024, respectively. The stock compensation expense on ESPP options was $11,558 and $2,041 for the six months ended June 30, 2025 and 2024. As of June 30, 2025, there were 61,281 remaining shares of common stock available for future issuance under the ESPP.
Shareholder Rights Plan
On May 28, 2024, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of the Company’s common stock as of June 7, 2024 (the “Record Date”), pursuant to a Rights Agreement between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent. This Rights Agreement, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 28, 2024, expired on May 31, 2025. The Rights did not become exercisable prior to the expiration of the Rights Agreement.
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in “Note 1 Company and Summary of Significant Accounting Policies.” Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and six months ended June 30, 2025 and 2024 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	1,340	$56,874	63,789	$108,445
Sales and marketing	59,994	64,719	49,724	121,207
General and administrative	294,380	273,338	527,333	519,468
Total stock-based compensation	$355,714	$394,931	$640,846	$749,120

Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025, and 2024, respectively, was as follows:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at March 31	$(1,694)	$17,837	$(34,218)	$(18,075)	$(192,414)	$4,170	$(188,244)
Other comprehensive income (loss)	1,694	(34,932)	—	$(33,238)	92,630	(16,472)	$76,158
Balance at June 30	$—	$(17,095)	$(34,218)	$(51,313)	$(99,784)	$(12,302)	$(112,086)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at December 31	$12,209	$127,296	$(34,218)	$105,287	$(250,591)	$—	$(250,591)
Other comprehensive income (loss)	(12,209)	(144,391)	—	(156,600)	150,807	(12,302)	138,505
Balance at June 30	$—	$(17,095)	$(34,218)	$(51,313)	$(99,784)	$(12,302)	$(112,086)

NOTE 11.    EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, adjusted for the potential dilutive effect of stock options, unvested restricted stock units, and other convertible securities. The calculation includes the effect of dilutive securities only when their inclusion would not be anti-dilutive. For share-based awards, the Company uses the treasury stock method, which assumes proceeds from the assumed exercise or vesting are used to repurchase shares at the average market price during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,205,068	$(2,194,828)	$1,062,268	$(5,460,678)

Weighted average shares outstanding - basic	16,947,527	16,437,460	16,980,960	16,470,467
Basic income (loss) per common share	$0.07	$(0.13)	$0.06	$(0.33)

Weighted average shares outstanding - basic	16,947,527	16,437,460	16,980,960	16,470,467
Plus:
“In-the-money” stock options	313	—	313	—
“In-the-money” restricted stock units	869,616	—	846,355	—
Less:
Shares assumed repurchased under treasury stock method	(78)	—	(76)	—
Weighted average shares outstanding - diluted	17,817,378	16,437,460	17,827,552	16,470,467
Diluted income (loss) per common share	$0.07	$(0.13)	$0.06	$(0.33)
The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	23,674	342,779	23,987	342,779
Restricted stock units	429,100	1,446,169	429,100	1,401,721
Total excluded shares	452,774	1,788,948	453,087	1,744,500

NOTE 12.    REVENUE
The following table illustrates the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Managed Services Revenue	9,053,031	8,850,463	16,960,441	15,547,005
SaaS Services Revenue	80,201	243,353	141,154	499,694
Total Revenue	$9,133,232	$9,093,816	$17,101,595	$16,046,699
The Company’s revenue is predominantly from Managed Services. Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $8.0 million for the three months ended June 30, 2025 and $7.2 million for the three months ended June 30, 2024, is recognized over time. Content revenue, which totaled $1.1 million for the three months ended June 30, 2025, and $1.7 million for the three months ended June 30, 2024, is recognized at a point in time. SaaS Revenue, which are not material to total revenue, are recognized over time.
The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from North America	$7,413,992	$7,537,029	$15,042,336	$13,027,444
Revenue from Other	102,055	445,224	204,247	879,833
Revenue from APAC	1,617,185	1,111,563	1,855,012	2,139,422
Total	$9,133,232	$9,093,816	$17,101,595	$16,046,699
Contract Assets and Liabilities
The following tables provide information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	June 30, 2025	December 31, 2024
Billed contract assets	$6,357,470	$7,835,041
Unbilled contract assets	13,195	151,783
Allowance for doubtful accounts	(192,785)	(205,000)
Contract liabilities(1)	6,661,453	8,188,651
(1) Contract liabilities includes the balance of signed contracts that have not been invoiced to the customer and the value of signed contracts that have yet to be recognized as revenue.
The Company does not typically engage in contracts longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2024, was $8.2 million. Of that balance, $7.4 million was recognized as revenue during the six months ended June 30, 2025. The contract liability balance as of June 30, 2025, was $6.7 million. The Company expects to recognize the associated revenue during the next twelve months.
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
Remaining Performance Obligations
As most of the Company’s contracts have terms of one year or less, the remaining performance obligations at June 30, 2025 and December 31, 2024, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue from June 30, 2025 within twelve months.

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
The following table depicts reportable segment results reviewed by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$9,133,232	$9,093,816	$17,101,595	$16,046,699
Less:
Cost of revenue-direct	3,679,117	3,877,554	7,016,943	6,631,406
Human capital costs	3,272,216	4,943,804	6,727,032	4,943,804
Other cash operating costs	925,716	2,641,064	2,311,806	9,547,570
Depreciation and amortization	149,242	225,748	309,594	429,934
Stock based compensation	355,714	394,931	640,846	749,120
Interest income	(455,625)	(671,517)	(946,533)	(671,517)
Deferred federal tax	—	(18,782)	—	(18,782)
Other expense (income)	1,784	(104,158)	(20,361)	(104,158)
Segment net income (loss)	$1,205,068	$(2,194,828)	$1,062,268	$(5,460,678)
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
The Company’s income tax expense and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax benefit (expense)	$—	$88,296	$—	$107,078
Effective tax rate	—%	3.9%	—%	1.9%

NOTE 15.     SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.
The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after December 31, 2025. The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income. The OBBB Act increases the BEAT rate from 10% to 10.5%.
    The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.
The Company has completed an evaluation of all subsequent events through August 12, 2025, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events that occurred but were not recognized in the consolidated financial statements. The Company has concluded that other than the enactment of the OBBBA, there were no other events that required recognition or disclosure.

ITEM 2.  — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND     RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “can,” “could,” “continue,” “design,” “should,” “expects,” “aims,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy,” “future,” “forecasts,” “goal,” “hopes,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause these differences include, but are not limited to, the following:
•adverse economic or market conditions that may harm our business; including supply-chain issues, labor distribution, business closures, tariffs, and inflationary pressures;

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
•risks associated with doing business internationally; and
•the other risks and uncertainties described in the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.
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
Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$9,133,232	$9,093,816	$39,416	—%

Costs and expenses:
Cost of revenue	4,386,612	5,177,600	(790,988)	(15)%
Sales and marketing	962,017	3,206,979	(2,244,962)	(70)%
General and administrative	2,897,551	3,372,797	(475,246)	(14)%
Depreciation and amortization	149,242	225,748	(76,506)	(34)%
Total costs and expenses	8,395,422	11,983,124	(3,587,702)	(30)%
Income (loss) from operations	737,810	(2,889,308)	3,627,118	(126)%
Other income (expense):
Change in the fair value of digital assets	—	(26,043)	26,043	(100)%
Interest Expense	(1,784)	(1,999)	215	(11)%
Other income (expense), net	469,042	634,226	(165,184)	(26)%
Total other income (expense), net	$467,258	$606,184	$(138,926)	(23)%
Net income (loss) before income taxes	$1,205,068	$(2,283,124)	$3,488,192	(153)%
Tax benefit	—	88,296	(88,296)	(100)%
Net income (loss)	$1,205,068	$(2,194,828)	$3,399,896	(155)%

Revenue
Revenue during the three months ended June 30, 2025 was essentially flat compared to the prior year’s quarter. The three months ended June 30, 2024 total included $0.8 million of revenue from Hoozu that was divested in December 2024. Excluding $0.8 million in revenue from Hoozu, revenue grew 10.5% during the quarter ended June 30, 2025. Revenue from ongoing customers increased quarter-over-quarter due to higher spend from several of our larger existing customers and the addition of new customers.
Cost of Revenue
For the three months ended June 30, 2025, the cost of revenue declined by 0.8 million compared to the same period in the prior year, primarily due to the absence of costs related to Hoozu, which was included in the prior year period. Excluding Hoozu, the cost of revenue remained relatively consistent year-over-year.
Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2025 decreased by $2.2 million, or approximately 70%, compared to the same period in 2024. This decrease is primarily due to lower payroll and related costs, following our December 2024 targeted workforce reduction, a pause in current period advertising and promotional spending, and decreased general contractor fees.
General and Administrative
General and administrative expense for the three months ended June 30, 2025 decreased by $0.5 million, or approximately 14%, compared to the same period in 2024. The decrease is primarily due to lower employee-related costs following our December 2024 targeted workforce reduction, reduced use of external contractors, decreased professional service fees, and lower software licensing expenses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2025 decreased by $76,506, or approximately 34%, compared to the same period in 2024. Depreciation expense on property and equipment was $21,729 and $26,701 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $127,513 and $177,629 for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense decreased compared to the prior-year quarter primarily due to lower amortization expense due to the absence of expense related to legacy platforms that were sunset in 2024.
Other Income (Expense)
Interest expense totaled $1,784 during the three months ended June 30, 2025, compared to $1,999 in the prior year period.
Other income, net, totaled $0.5 million during the three months ended June 30, 2025, a decrease of $0.2 million compared to the same period in 2024, primarily from lower investment portfolio interest income.
Net Income (Loss)
Net income for the three months ended June 30, 2025 was $1.2 million, compared to the net loss of $2.2 million for the same period in 2024.
Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$17,101,595	$16,046,699	$1,054,896	7%

Costs and expenses:
Cost of revenue	8,788,186	9,145,575	(357,389)	(4)%
Sales and marketing	2,083,799	6,263,270	(4,179,471)	(67)%
General and administrative	5,838,058	7,155,883	(1,317,825)	(18)%
Depreciation and amortization	309,594	429,934	(120,340)	(28)%
Total costs and expenses	17,019,637	22,994,662	(5,975,025)	(26)%
Income (loss) from operations	81,958	(6,947,963)	7,029,921	(101)%
Other income (expense):
Change in the fair value of digital assets	—	80,116	(80,116)	(100)%
Interest Expense	(3,438)	(4,000)	562	(14)%
Other income (expense), net	983,748	1,304,091	(320,343)	(25)%
Total other income (expense), net	980,310	1,380,207	(399,897)	(29)%
Net income (loss) before income taxes	$1,062,268	$(5,567,756)	$6,630,024	(119)%
Tax benefit	$—	$107,078	$(107,078)	(100)%
Net income (loss)	$1,062,268	$(5,460,678)	$6,522,946	(119)%

Revenue
Revenue during the during the six months ended June 30, 2025, increased by $1.1 million, or 7%, from the same period in 2024, which included $1.3 million from Hoozu, which was divested in December 2024. Excluding Hoozu, revenue increased $2.7 million, or 19%, during the six months ended June 30, 2025. Revenue from ongoing customers increased year-over-year due to higher spend from several of our larger existing customers and the addition of new customers.
Cost of Revenue
For the six months ended June 30, 2025, the cost of revenue declined by $0.4 million compared to the same period in the prior year, primarily due to the absence of costs related to Hoozu, which was included in the prior year period. Excluding Hoozu, the cost of revenue increased by 1% year-over-year.
Sales and Marketing
Sales and marketing expense for the six months ended June 30, 2025, decreased by $4.2 million, or approximately

67%, compared to the same period in 2024. Advertising expenses decreased due to lower payroll and related costs, following our December 2024 targeted workforce reduction, a pause in current period advertising and promotional spending, and decreased general contractor fees.
General and Administrative
General and administrative expense for the six months ended June 30, 2025, decreased by $1.3 million, or approximately 18%, compared to the same period in 2024. The decrease is primarily due to lower employee-related costs following our December 2024 targeted workforce reduction, reduced use of external contractors, decreased professional service fees, and lower software licensing expenses.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2025, decreased by $120,340, or approximately 28%, compared to the same period in 2024. Depreciation expense on property and equipment was approximately $44,684 and $53,258 for the six months ended June 30, 2025, and 2024. Amortization expense was approximately $264,910 and $376,676 for the six months ended June 30, 2025 and 2024, respectively. Amortization expense related to internal-use software development costs was $264,910 and $252,686 for the six months ended June 30, 2025 and 2024, respectively. The Company did not have any amortization expense related to acquired intangible assets for the six months ended June 30, 2025. The Company recognized $123,990 amortization expense related to acquired intangible assets for the six months ended June 30, 2024.
Other Income (Expense)
Interest expense totaled $3,438 during the six months ended June 30, 2025, compared to $4,000 in the prior year period.
Other income, net totaled $1.0 million for the six months ended June 30, 2025, compared to $1.3 million in the prior year period, reflecting interest earned on portfolio investments.
Net Income (Loss) from Operations
Net income (loss) from operations for the six months ended June 30, 2025 was $1.1 million, a $6.5 million increase from the net loss of $5.5 million for the same period in 2024. The increase in net income was primarily the result of decreased operating costs in the current year period.
Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received, or refunds given during the same time period. Sales order contracts vary in complexity with each customer and range from custom content delivery to integrated marketing services; our contracts generally run from several months for smaller contracts up to twelve months for larger contracts. We recognize revenue from our Managed Services contracts on a percentage of completion basis as we deliver the content or services over time, which can vary greatly. Historically, bookings have converted to revenues over a 6-month period on average. However, since late 2020, we have received increasingly larger and more complex sales orders, which, in turn, has lengthened the average revenue period to approximately 9-months, with the largest contracts taking longer to complete. During the latter half of 2023, the time between bookings and revenue improved to an average of 7.5 months. For this reason, Managed Services Bookings, while an overall indicator of the health of our business, may not be used to predict quarterly revenues and could be subject to future adjustments. Managed Services Bookings is useful information as it reflects the number of orders received in one period, even though revenue from those orders may be reflected over varying amounts of time. We use the Managed Services Bookings metric to plan operational staffing, to identify key customer group trends to enlighten go-to-market activities, and to inform its product development efforts. Managed Services Bookings for the three months ended June 30, 2025 and 2024 was $5.6 million and $10.3 million, respectively. Managed Services Bookings for the six months ended June 30, 2025, and 2024, was $13.1 million and $19.6 million respectively.
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
The following table sets forth a reconciliation from the GAAP measurement of net income (loss) to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) from operations	$1,205,068	$(2,194,828)	$1,062,268	$(5,460,678)
Adjustment to the fair market value of digital assets	—	26,044	—	(80,115)
Non-cash stock-based compensation	355,714	394,931	640,846	749,120
Non-cash stock issued for payment of services	89,994	75,000	179,996	150,006
Depreciation and amortization	149,242	225,748	309,594	429,934
Interest expense	1,784	1,999	3,438	4,000
Interest income	(475,342)	(634,765)	(946,532)	(1,301,017)
Tax benefit	$—	$(88,296)	—	(107,078)
Adjusted EBITDA (1)	$1,326,460	$(2,194,167)	$1,249,610	$(5,615,828)

Revenue	$9,133,232	$9,093,816	$17,101,595	$16,046,699
Adjusted EBITDA as a % of Revenue	15%	(24)%	7.3%	(35.0)%
(1) The 2024 measure excludes interest income to ensure comparability with the Company’s revised definition of the metric, which no longer includes interest income beginning in 2025.

Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s cash requirements have historically included funding the development and integration of our technology platforms, marketing initiatives, and general and administrative expenses, such as salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which exceeded revenue, has resulted in a total accumulated deficit of $103.2 million as of June 30, 2025. These deficits have been funded through public equity.
We had cash and cash equivalents of $50.6 million as of June 30, 2025, as compared to $44.6 million as of December 31, 2024. This $6.0 million increase is the result of the maturation of certain investments, supplemented by cash generated from operating activities.

	Six Months Ended June 30,
	2025	2024
Net cash (used for)/provided by:
Operating activities	$1,245,988	$(7,256,857)
Investing activities	6,013,506	14,245,536
Financing activities	(1,128,145)	(116,508)
Effect of exchange rates on cash	$(132,802)	$(17,033)
Net increase in cash and cash equivalents	$5,998,547	$6,855,138
Net cash provided by operating activities was $1.2 million during the six months ended June 30, 2025, which is consistent with our net income. Net cash provided by investing activities was $6.0 million during the six months ended June 30, 2025, primarily due to the maturity of marketable securities. Net cash used for financing activities during the six months ended June 30, 2025 was $1.1 million, primarily due to payments for shares withheld for taxes and the repurchase of treasury stock.
Financial Condition and Outlook
Revenue from ongoing customers grew 16.2% in the first six months of 2025 compared to the prior-year period. Contract backlog declined from $15.5 million at the start of the year to $11.6 million as of June 30, 2025, reflecting slower contract bookings during the period. Net bookings totaled $13.1 million for the six months ended June 30, 2025, down $5.4 million, or 29%, from the prior year. We believe several factors drove the decline in backlog:
•a strategic shift toward larger, more profitable recurring accounts and away from smaller, less economic projects;
•cautious marketing spend among some enterprise and agency clients due to broader economic uncertainty, including tariffs; and
•reduced internal resource allocation during our organizational transition.
We implemented significant cost savings beginning in December 2024 and continuing into early 2025 to better align operating expenses with anticipated revenue and accelerate our path to profitability. This is demonstrated in part by our profitability during the first half of 2025. We have a strong and growing pipeline that we believe will support profitable growth over the next twelve months. While we expect revenue to grow over time, such growth may not occur consistently each quarter. We anticipate that operating expenses will increase gradually to support this growth; however, we believe our current cost structure is better aligned to scale efficiently, limiting the recurrence of historical cash losses and reducing the strain on working capital as we expand our business.
We believe our cash and cash equivalents are sufficient to fund growth initiatives over the next twelve months. If additional capital is needed, we expect to obtain it primarily through equity, equity-linked, or debt financing unless and until our operations generate sufficient profitability to meet ongoing capital requirements.
Off-Balance Sheet Arrangements
The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2025.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2025, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our management concluded that, as of June 30, 2025, our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of August 12, 2025 we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. — RISK FACTORS
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)(3)
April 2025	56,796	$1.85	56,796	$8,848,821
May 2025	26,310	2.48	26,310	8,783,609
June 2025	38,682	2.80	38,682	8,675,299
Total as of June 30, 2025	121,788	$2.29	121,788	$8,675,299
(1) On June 28, 2024, the Company announced the Board’s authorization of a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock from time to time through open market transactions, privately negotiated transactions, block trades or any combination thereof, subject to market conditions (the “Repurchase Program”). In conjunction with the Cooperation Agreement, the maximum authorized repurchase amount under the Repurchase Program was increased to $10.0 million. On June 16, 2025, the Company entered into an agreement adopted under the safe harbors provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act to purchase shares of common stock, terminating on the earliest of May 31, 2026, or at such time as the aggregate number of shares are repurchased or upon certain other events. The agreement provides for the purchase of up to $8.6 million of common stock, which was the remainder of the Board’s authorization under the Repurchase Program at the time of entry into such agreement.
(2) On May 16, 2025, the Company commenced a modified “Dutch Auction” tender offer to repurchase up to $8.7 million of its common stock at $2.80 per share, which concluded on June 16, 2025. The Company repurchased 38,682 shares in the tender offer.
(3) Dollar amounts in this column equal the number of shares remaining available for purchase under the stock repurchase programs as of the last date of the applicable month multiplied by month average price paid per share.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. — OTHER INFORMATION
Not applicable.

ITEM 6. — EXHIBITS

Exhibit No.		Description
3.1		Amended and Restated Articles of Incorporation of IZEA Worldwide, Inc. (as amended through June 16, 2023)
3.2		Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024).
3.3		Second Amended and Restated Bylaws of IZEA, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2024).
10.1
10b5-1 Issuer Repurchase Instructions, dated September 27, 2024, between IZEA Worldwide, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 30, 2024)

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the period ended June 30, 2025 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (v) the Notes to the Unaudited Consolidated Financial Statements.
104	*	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101).
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

IZEA Worldwide, Inc. a Nevada Corporation

August 12, 2025	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

August 12, 2025	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)