Form 10-Q
period 2025-09-30
IZEA Worldwide, Inc.
filed 2025-11-12
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2025

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

 As of November 7, 2025, there were 17,125,752 shares of our common stock outstanding.

2

IZEA Worldwide, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$51,390,884	$44,644,468
Accounts receivable, net	3,389,511	7,781,824
Prepaid expenses	754,473	1,079,045
Short term investments	—	6,427,488
Other current assets	9,701	97,215
Total current assets	55,544,569	60,030,040

Property and equipment, net of accumulated depreciation	37,414	103,574
Software development costs, net of accumulated depreciation	2,292,497	2,086,660
Total assets	$57,874,480	$62,220,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,350,287	$1,511,747
Accrued expenses	2,518,669	3,734,123
Contract liabilities	4,129,798	8,188,651
Total current liabilities	7,998,754	13,434,521

Finance obligation, less current portion	—	4,034
Total liabilities	$7,998,754	$13,438,555

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 17,929,603 and 17,518,018, respectively, shares outstanding: 17,040,480 and 16,931,169, respectively.	1,793	1,752
Treasury stock at cost: 889,123 and 586,849 shares at September 30, 2025 and December 31, 2024, respectively	(2,344,698)	(1,622,065)
Additional paid-in capital	155,355,938	154,593,800
Accumulated deficit	(103,087,042)	(104,297,055)
Accumulated other comprehensive income (loss)	(50,265)	105,287
Total stockholders’ equity	49,875,726	48,781,719
Total liabilities and stockholders’ equity	$57,874,480	$62,220,274

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$8,072,380	$8,831,794	$25,173,975	$24,878,493

Costs and expenses:
Cost of revenue	4,152,375	5,210,104	12,940,561	14,355,679
Sales and marketing	1,095,363	2,879,320	3,179,162	9,142,590
General and administrative	3,004,321	5,840,027	8,842,379	12,995,910
Depreciation and amortization	150,740	239,849	460,334	669,783
Impairment of goodwill	—	4,016,722	—	4,016,722
Total costs and expenses	8,402,799	18,186,022	25,422,436	41,180,684

Income (loss) from operations	(330,419)	(9,354,228)	(248,461)	(16,302,191)

Other income (expense):
Change in the fair value of digital assets	—	(51,702)	—	28,414
Interest expense	(1,654)	(1,654)	(5,092)	(5,654)
Other income (expense), net	479,818	605,644	1,463,566	1,909,735
Total other income (expense), net	478,164	552,288	1,458,474	1,932,495

Net income (loss) before income taxes	147,745	(8,801,940)	1,210,013	(14,369,696)
Tax benefit	—	33,621	—	140,699
Net income (loss)	$147,745	$(8,768,319)	$1,210,013	$(14,228,997)

Weighted average common shares outstanding – basic	17,074,681	16,956,497	17,142,358	17,024,645
Basic income (loss) per common share	$0.01	$(0.52)	$0.07	$(0.84)

Weighted average common shares outstanding - diluted	18,377,063	16,956,497	18,150,970	17,024,645
Diluted income (loss) per common share	$0.01	$(0.52)	$0.07	$(0.84)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$147,745	$(8,768,319)	$1,210,013	$(14,228,997)

Other comprehensive income (loss)
Unrealized gain (loss) on securities held	—	84,855	(12,209)	235,662
Unrealized gain (loss) on currency translation	1,048	(94,195)	(143,343)	(106,497)
Total other comprehensive income (loss)	1,048	(9,340)	(155,552)	129,165

Total comprehensive income (loss)	$148,793	$(8,777,659)	$1,054,461	$(14,099,832)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2025 and 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2024	16,770,418	1,677	$152,809,711	$(1,019,997)	$(90,905,472)	$(112,086)	$60,773,833
Stock purchase plan & option exercise issuances	5,727	1	6,767	—	—	—	6,768
Stock issued for payment of services	28,748	3	79,054	—	—	—	79,057
Stock-based compensation	650,015	65	1,579,171	—	—	—	1,579,236
Shares withheld to cover statutory taxes	(144,802)	(15)	(314,759)	—	—	—	(314,774)
Treasury stock	—	—	—	(57,571)	—	—	(57,571)
Foreign currency translation adjustment	—	—	—	—	—	(94,195)	(94,195)
Unrealized gain (loss) on securities held	—	—	—	—	—	84,855	84,855
Net income (loss)	—	—	—	—	(8,768,319)	—	(8,768,319)
Balance, September 30, 2024	17,310,106	1,731	$154,159,944	$(1,077,568)	$(99,673,791)	$(121,426)	$53,288,890

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	17,803,029	1,780	$155,009,102	$(2,344,698)	$(103,234,787)	$(51,313)	$49,380,084
Stock purchase plan & option exercise issuances	125	—	260	—	—	—	260
Stock issued for payment of services	24,192	2	89,993	—	—	—	89,995
Stock-based compensation	144,785	15	445,628	—	—	—	445,643
Shares withheld to cover statutory taxes	(42,528)	(4)	(189,045)	—	—	—	(189,049)
Stock issuance costs	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,048	1,048
Unrealized gain (loss) on securities held	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	147,745	—	147,745
Balance, September 30, 2025	17,929,603	1,793	$155,355,938	$(2,344,698)	$(103,087,042)	$(50,265)	$49,875,726

See accompanying notes to the consolidated financial statements.
IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2025 and 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	16,602,155	1,660	$152,027,110	$(1,019,997)	$(85,444,794)	$(250,591)	$65,313,388
Stock purchase plan & option exercise issuances	9,087	1	12,674	—	—	—	12,675
Stock issued for payment of services	93,133	9	229,054	—	—	—	229,063
Stock-based compensation	801,602	80	2,328,276	—	—	—	2,328,356
Shares withheld to cover statutory taxes	(195,871)	(19)	(437,170)	—	—	—	(437,189)
Treasury stock		—	—	(57,571)	—	—	(57,571)
Foreign currency translation adjustment	—	—	—	—	—	(106,497)	(106,497)
Unrealized gain (loss) on securities held	—	—	—	—	—	235,662	235,662
Net income (loss)	—	—	—	—	(14,228,997)	—	(14,228,997)
Balance, September 30, 2024	17,310,106	1,731	$154,159,944	$(1,077,568)	$(99,673,791)	$(121,426)	$53,288,890

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	17,518,018	1,752	$154,593,800	$(1,622,065)	$(104,297,055)	$105,287	$48,781,719
Stock purchase plan & option exercise issuances	10,927	1	23,673	—	—	—	23,674
Stock issued for payment of services	102,342	10	269,981	—	—	—	269,991
Stock-based compensation	437,751	44	1,086,445	—	—	—	1,086,489
Shares withheld to cover statutory taxes	(139,435)	(14)	(483,944)	—	—	—	(483,958)
Stock issuance costs	—	—	(134,017)	—	—	—	(134,017)
Treasury stock	—	—	—	(722,633)	—	—	(722,633)
Foreign currency translation adjustment	—	—	—	—	—	(143,343)	(143,343)
Unrealized gain (loss) on securities held	—	—	—	—	—	(12,209)	(12,209)
Net income (loss)	—	—	—	—	1,210,013	—	1,210,013
Balance, September 30, 2025	17,929,603	1,793	$155,355,938	$(2,344,698)	$(103,087,042)	$(50,265)	$49,875,726

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,210,013	$(14,228,997)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Adjustment to fair market value of digital assets	—	(28,414)
Depreciation	66,160	80,079
Amortization	394,174	589,704
Impairment of goodwill	—	4,016,722
Deferred tax benefit	—	(140,699)
Stock-based compensation	1,086,489	2,328,356
Value of stock issued or to be issued for payment of services	269,991	229,063
Change in fair value of acquisition costs payable	—	(6,000)
Changes in operating assets and liabilities:
Accounts receivable	4,392,313	(1,315,142)
Prepaid expenses and other current assets	412,086	(927,695)
Accounts payable	(161,460)	(243,355)
Accrued expenses	(1,174,948)	760,434
Contract liabilities	(4,058,853)	228,356
Net cash provided by (used in) operating activities	2,435,965	(8,657,588)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(203,403)
Proceeds from investment maturities	6,427,488	18,393,134
Proceeds from the sale of digital assets	—	191,318
Capitalization of software development costs	(600,011)	(690,901)
Net cash provided by investing activities	5,827,477	17,690,148
Cash flows from financing activities:
Payments on Finance Obligation	(44,540)	(56,558)
Proceeds from exercise of stock options & ESPP issuances	23,674	12,675
Purchase of treasury stock	(722,633)	(57,571)
Tender offer costs	(134,017)	—
Payments on shares withheld for statutory taxes	(483,958)	(437,189)
Net cash used in financing activities	(1,361,474)	(538,643)
Effect of exchange rate changes on cash	(155,552)	17,455
Net increase in cash and cash equivalents	6,746,416	8,511,372
Cash and cash equivalents, beginning of period	44,644,468	37,446,728
Cash and cash equivalents, end of period	$51,390,884	$45,958,100

Supplemental cash flow information:
Interest paid	$5,092	$5,654

Supplemental non-cash activities:
Fair Value of common stock issued for services	$269,991	$229,063

See accompanying notes to the consolidated financial statements.

Table of Contents                 IZEA Worldwide, Inc.
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
Basis of Presentation
The accompanying consolidated balance sheet as of September 30, 2025, the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the consolidated statements of stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine months September 30, 2025 and 2024 are unaudited but include all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position at such dates and its results of operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States ("GAAP"). The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2025.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. Deposit balances exceeding the various limits were approximately $50.8 million and $44.2 million as of September 30, 2025 and December 31, 2024, respectively.
Investment in Debt Securities
Our investments in debt securities are carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). All debt securities matured as of June 30, 2025.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance includes trade receivables, contract assets, and an allowance for doubtful accounts. Trade receivables represent customer obligations arising from standard credit terms, which contract assets reflect revenue earned but not yet invoiced. As of September 30, 2025, the Company reported net trade receivables of $3.4 million, comprised entirely of accounts receivable, with no contract assets. As of December 31, 2024, the Company had net trade receivables of $7.8 million, including $7.6 million of accounts receivable and $0.2 million in contract assets.
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
The Company had a reserve for doubtful accounts as of September 30, 2025 and December 31, 2024 of $0.2 million. Management believes this estimate is reasonable, but there can be no assurance that the estimate will not change due to economic or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense. The Company did not recognize any bad debt expense in the three and nine months ended September 30, 2025 and September 30, 2024.
     Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had 3 customers that accounted for 10.9%, 18.3%, and 18.8% of total accounts receivable on September 30, 2025 and 2 customers that accounted for 14.2% and 23.5% of total accounts receivable on December 31, 2024. The Company had 3 customers that accounted for 10.3%, 11.6% and 16.2% of its revenue during the nine months September 30, 2025, and 2 customers that accounted for 10.3% and 15.2% of its revenue during the nine months ended September 30, 2024.
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
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. The Company had goodwill in connection with its acquisitions of Ebyline, ZenContent, TapInfluence, and Hoozu, which was tested annually for impairment as of October 1, or more frequently if certain indicators are present. In September 2024, the Company identified a triggering event related to the changes in executive management and Board level changes, including the Cooperation Agreement, and performed an interim assessment of Goodwill, as described in “Note 5 – Intangible Assets.”
Intangible Assets
In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which requires certain crypto assets to be measured at fair value each reporting period, with changes recognized in net

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
income. It also introduces new disclosure requirements, including asset name, fair value, units held, cost basis, and annual reconciliations. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance early and sold all digital assets in September 2024. As of September 30, 2025, no digital assets were held, and no impairments were recognized for the three and nine months ended September 30, 2025 or 2024.
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
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. The Company also capitalizes costs related to cloud computing arrangements (“CCAs”). These software developments and CCA costs are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In December 2024, the Company reviewed its software assets, wrote off fully amortized balances no longer active, and accelerated the amortization of certain software assets no longer in use, with further details provided in "Note 6 - Software Development Costs.”
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
The Company also determines whether it acts as an agent or a principal for each identified performance obligation. The determination of whether the Company acts as a principal or an agent is highly subjective and requires the Company to evaluate several indicators individually and collectively to make its determination. For transactions in which the Company acts as a principal, revenue is reported on a gross basis as the amount paid by the marketer for the purchase of content, sponsorship, promotion, and other related services, and records amounts it pays to third-party creators as a cost of revenue. While the Company generally acts as a principal in its Managed Services arrangements, certain contracts are structured such that the Company acts as an agent and therefore reports the related revenue on a net basis. Revenue from self-service marketing transactions conducted through the Company’s platforms is also reported on a net basis, reflecting the amounts retained by the Company after payments to third-party creators.

Table of Contents                 IZEA Worldwide, Inc.
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
The Company views its obligation to deliver influencer marketing services, including campaign management, as a single performance obligation that is satisfied over time as the customer receives the benefits from the services. The majority of revenue is recognized using an input method, where costs incurred are compared to total expected costs to measure the progress toward satisfying the overall performance obligation of the marketing campaign.
In certain contracts, the Company’s performance obligation represents a stand-ready promise to provide influencer marketing services for an unknown or unspecified quantity of deliverables over a specified term. For such arrangements, the Company’s performance obligation is satisfied over time throughout the contract term, and revenue is recognized on a straight-line basis.
When the Company acts as a principal, revenue is reported on a gross basis as the amount billed to the customer. When the Company acts as an agent, revenue is reported on a net basis, reflecting only the amount retained as the Company’s fee. In both cases, the timing of revenue recognition is determined based on the transfer of control of services, which may occur over time using an input method or on a straight-line basis for stand-ready obligations. Delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer.
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
Advertising Costs
Advertising costs are charged to expense as they are incurred, including payments to content creators to promote the Company. For the three and nine months ended September 30, 2025, advertising spend was de minimis. In comparison, advertising expenses totaled approximately $0.6 million and $2.1 million for the three and nine months ended September 30, 2024, respectively. Advertising costs are reflected within sales and marketing expenses in the accompanying consolidated statements of operations.
Income Taxes
Deferred income taxes are accounted for using the balance sheet approach, which requires recognizing deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the assets and liabilities tax basis. A valuation allowance is provided when it is more likely than not that a deferred tax asset will

Table of Contents                 IZEA Worldwide, Inc.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of September 30, 2025, the Company holds only cash and cash equivalents and no longer holds any marketable securities. Additional information is provided in “Note 3 – Financial Instruments of the Notes to the Consolidated Financial Statements.”
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
The Company may issue restricted stock or restricted stock units (“RSUs”) that vest over time, including up to 1,800,000 performance- or time-based RSUs that may be granted under the IZEA Inducement Plan adopted on November 30, 2023. The plan was established to provide equity awards to new employees hired through acquisitions transactions. These awards are recorded at fair value on the grant date and expensed on a straight-line basis over the vesting period. See “Note 10 - Stockholder’s Equity” for more details.
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

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
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
Income Taxes: Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures of income tax components affecting the rate reconciliation and income taxes paid, disaggregated by applicable taxing jurisdictions. The Company adopted this ASU effective January 1, 2025. The adoption did not have a material impact on the consolidated financial statements.
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
Intangibles - Goodwill and Other - Internal-Use Software: In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which eliminates the previous stage-based model for software development and introduces a principles-based framework for determining when capitalization of internal-use software costs is appropriate. The update also incorporates guidance on assessing significant development uncertainty and relocates the website development guidance from Subtopic 350-50 into Subtopic 350-40. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently assessing the timing and impact of adopting the updated provisions.
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
Acquisition of 26 Talent
On July 1, 2024, the Company, through its subsidiary Hoozu, completed the acquisition of 26 Talent in connection with the Company’s strategic expansion efforts in the Asia-Pacific (APAC) region. 26 Talent was subsumed by Hoozu’s Huume talent management division following the acquisition, making it part of the December 18, 2024 sale of Hoozu. Consideration for the acquisition consisted of cash of $0.2 million and contingent consideration totaling up to $0.1 million, none of which contingent consideration was paid prior to subsequent sale of 26 Talent (see Note 9 - Commitments and Contingencies). The contingent payments are based on meeting minimum Revenue thresholds for each measurement period. The contingent payments are hit-or-miss. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities to be assumed to be recognized on the balance sheet at their fair market value as of the acquisition date.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
Other
On July 24, 2024, the Company entered into an acquisition agreement with The Reiman Agency (“TRA”) and subsequently terminated this agreement, effective September 30, 2024. All consideration paid to TRA upon closing was returned and a termination fee was paid to the Company, and the inducement grant issued in connection with Mr. Reiman’s employment was forfeited. The operating results of TRA, which are immaterial, are included in the Company’s operating results for the September 30, 2024 quarter.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
The Company utilizes a leading national bank for the custody of its investment securities, in accordance with its updated investment policy focused on capital preservation, risk mitigation, and return optimization.
As of September 30, 2025, the Company held $51.4 million in cash and cash equivalents, all classified as Level 1 financial instruments.
Cash equivalents and marketable securities are recorded on the balance sheet at fair value. The adjusted cost basis, which includes unrealized gains and losses, approximates settlement value when held to maturity. No gains or losses were recognized during the three months ended September 30, 2025. The Company recognized a gain of $1,802 during the three months ended September 30, 2024. The Company recognized a gain of $23,799 and a loss of $3,257 for nine months ended September 30, 2025 and 2024, respectively.
Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	September 30, 2025	December 31, 2024
Due in 1 year or less	$—	$6,427,488
Total	$—	$6,427,488
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	September 30, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$51,390,884	$—	$44,644,468	$—
Government bonds	—	—	998,070	(5,103)
Corporate debt securities	—	—	4,430,539	(5,180)
Asset backed securities	—	—	998,879	22,492
Total	$51,390,884	$—	$51,071,956	$12,209
During the three and nine months September 30, 2025, the Company did not recognize any credit losses and had no ending allowance balance for credit losses.
NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	September 30, 2025	December 31, 2024
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	277,918	277,918
Total	316,272	316,272
Less accumulated depreciation	(278,858)	(212,698)
Property and equipment, net	$37,414	$103,574
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss was $21,476 and $26,821 for the three months ended September 30, 2025 and 2024, respectively, and was $66,160 and $80,079 for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 5.     INTANGIBLE ASSETS
Definite Lived Intangible Assets
The Company had no definite-lived intangible assets as of September 30, 2025 and December 31, 2024.
The Company did not have any amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
Amortization expense recorded in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss was $79,738 and $203,728 for the three and nine months ended September 30, 2024, respectively. These amounts primarily related to the amortization of trade names and customer lists acquired in connection with the Hoozu and Zuberance acquisitions, both of which were sold or discontinued in 2024.
Digital Assets
In September 2024, the Company sold all of its digital assets for total proceeds of $190,170, net of de minimis fees.
As of September 30, 2024, the Company no longer held any Bitcoin or Ethereum, as all digital assets were sold during the period. The Company recorded a loss of $51,703 and a gain of $28,412 for the three and nine months ended September 30, 2024, respectively.
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
The Company did not hold any digital assets on its balance sheet as of September 30, 2025 or December 31, 2024.
Goodwill
The Company performs an annual impairment assessment of goodwill, if any, on October 1 each year or more frequently, if certain indicators are present. In September 2024, the Company identified a triggering event related to changes in executive management and Board-level changes, including the Cooperation Agreement. The Company performed an interim assessment of goodwill using the income approach of the discounted cash flow method and the market approach of the guideline transaction method, determining that the carrying value of the Company’s IZEA reporting segment as of September 30, 2024, exceeded the fair value. As a result of the valuation, the Company recorded a $4.0 million impairment of goodwill in the three and nine months ended September 30, 2024. The Company also performed a qualitative assessment of the carrying value of its Hoozu reporting unit, which did not indicate impairment as of September 30, 2024.
The Company had no goodwill balance as of September 30, 2025 and December 31, 2024.

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 6.     SOFTWARE DEVELOPMENT COSTS
Software development costs consist of the following:

	September 30, 2025	December 31, 2024
Software development costs	$3,481,538	$2,896,099
Less accumulated amortization	(1,189,041)	(809,439)
Software development costs, net	$2,292,497	$2,086,660
The Company capitalized software development costs of $239,521 and $253,749 during the three months ended September 30, 2025 and 2024, respectively, and $600,011 and $690,901 for the nine months ended September 30, 2025 and 2024 respectively. As of September 30, 2025, the Company has capitalized $3.5 million in direct materials, consulting, payroll, and benefit costs to its internal-use software development costs in the consolidated balance sheet.
The Company amortizes its software development costs, commencing upon the initial release of the software or additional features, on a straight-line basis over the estimated useful life of five years, commencing upon the initial release of the software or additional features. This approach is consistent with the amount of time its legacy platforms were in service or their actual useful life, if shorter. The Company recorded amortization expenses associated with its capitalized software development cost of $129,264 and $133,290 during the three months ended September 30, 2025 and 2024, respectively, and $394,174 and $385,976 during the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2025	$129,374
2026	688,752
2027	657,473
2028	391,233
2029	247,364
2030	178,301
Total	$2,292,497

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Accrued payroll liabilities	$2,314,869	$2,189,531
Accrued taxes	9,465	47,046
Current portion of finance obligation	18,880	59,386
Accrued other (1)	175,455	1,438,160
Total accrued expenses	$2,518,669	$3,734,123
(1)During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their Separation Agreements and the payments they were entitled to receive, a severance amount of $0.9 million was accrued and to be paid over a twelve-month period. In December 2024, in conjunction with a targeted workforce reduction, the Company accrued $0.3 million in severance costs that was paid in January 2025. As of September 30, 2025, no severance accrual remains outstanding, as the liability has been fully settled.
NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company pays for its laptop computer equipment through long-term payment plans, using an imputed interest rate of 12.9%, based on its incremental borrowing rate, to determine the present value of its financial obligation and to record interest expense over the term of the plan. The Company refreshed a portion of its computer inventory during the fourth quarter of 2022, entering a new three-year payment plan with the same vendor. The total balance owed was $18,880 and $63,420 as of

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

September 30, 2025 and December 31, 2024, respectively, with the short-term portion of $18,880 and $59,386 recorded under accrued expenses in the consolidated balance sheets as of September 30, 2025, and December 31, 2024, respectively.
Summary
Interest expense on financing arrangements recorded in the Company’s consolidated statements of operations was $1,654 and $1,654 for the three months ended September 30, 2025. and 2024, respectively, and $5,092 and $5,654 during the nine months ended September 30, 2025 and 2024, respectively. The total balance owed will be paid in full in 2025.

NOTE 9.    COMMITMENTS AND CONTINGENCIES
Deferred Purchase Price
As part of the acquisitions of Hoozu Holdings Pty Ltd. (“Hoozu”) (December 2023) and 26 Talent (July 2024), the Company recorded contingent consideration liabilities associated with potential earn-out payments based on future revenue and adjusted earnings performance. On December 18, 2024, the Company completed the divestiture of Hoozu Holdings Pty Ltd (“Hoozu”), which included the sale of 26 Talent that had been integrated into Hoozu’s Huume talent-management division following its acquisition. Upon completion of the divestiture, all contingent consideration obligations related to these acquisitions were settled or released. Accordingly, no contingent liabilities or commitments related to Hoozu or 26 Talent remained outstanding as of September 30, 2025.
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of September 30, 2025.
Retirement Plans
The Company offers a 401(k) plan to its eligible employees. The Company matches participant contributions in an amount equal to 50% of each participant’s contribution up to 8% of the participant’s salary. The participants become vested in 20% annual increments after two years of service or fully vest upon the age of 60. Total expense for employer matching contributions during the three and nine months ended September 30, 2025 and 2024 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$14,591	$18,741	$48,839	$60,941
Sales and marketing	14,866	28,713	(8,646)	88,943
General and administrative	25,002	38,397	73,863	130,999
Total contribution expense	$54,459	$85,851	$114,056	$280,883
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

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

were announced on June 18, 2025. In accordance with the terms of the offer, the Company repurchased 38,682 shares at a purchase price of $2.80 per share, for an aggregate cost of approximately $0.1 million, excluding fees and expenses.
On June 16, 2025, the Company entered into an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) authorizing Ladenburg to purchase shares of the Company’s common stock on the Company’s behalf beginning on July 16, 2025, and ending on the earliest of May 15, 2026, the date the aggregate dollar limit under the Company’s repurchase authorization is reached, or the occurrence of certain other specified events. Purchases will be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management and are intended to comply with the safe harbor provisions of Rules 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of September 30, 2025, no shares have been purchased under this plan.
As of September 30, 2025, a total of 561,950 shares have been purchased under the repurchase program with an average price per share of $2.55, for a total of $1.4 million. The remaining dollar value authorized for repurchase under the Company’s programs as of September 30, 2025 was approximately $8.7 million.
The Company did not have any share repurchases for the quarter ended September 30, 2025.
Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2024 Annual Meeting of Stockholders held on December 12, 2024, to increase the number of plan shares by 700,000 shares, from 3,675,000 to 4,375,000 shares. As of September 30, 2025, the Company had 604,653 remaining shares of common stock available for issuance pursuant to future grants under the 2011 Equity Incentive Plan.
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
In the three and nine months ended September 30, 2025, the Company issued its six independent directors a total of 24,192 and 102,342 shares of restricted common stock, respectively, with an aggregate grant date valuation of $269,991 for their service as directors of the Company.
The following table contains summarized information about restricted stock issued during the years ended December 31, 2024 and the nine months ended September 30, 2025:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	—	$—	0.0
Granted	125,863	2.54
Vested	(125,863)	2.54
Nonvested at December 31, 2024	—	$—	0.0
Granted	102,342	2.64
Vested	(102,342)	2.64
Nonvested at September 30, 2025	—	$—	0.0
Although restricted stock is issued upon the grant of an award, the Company excludes restricted stock from the computations within the financial statements of total shares outstanding and basic earnings per share until such time as the restricted stock vests.
Expenses recognized on restricted stock issued to independent directors for services were $89,995 and $79,057 during the three months ended September 30, 2025 and 2024, respectively, and $269,991 and $229,063 during the nine months ended September 30, 2025 and 2024, respectively.
On September 30, 2025, the fair value of the Company’s common stock was approximately $3.72 per share and the Company did not have any non-vested restricted stock.

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the Equity Incentive Plan.
During the nine months ended September 30, 2025, the Company issued a total of 768,967 time-based restricted stock units, initially valued at $2.2 million, as additional compensation, including 700,817 time-based restricted stock units, initially valued at $2.0 million, to non-executive employees and 68,150 time-based restricted stock units, initially valued at $0.2 million, to executives. These time-based restricted stock units have vesting periods ranging from 36 to 48 months from issuance.
The following table contains summarized information about restricted stock units during the year ended December 31, 2024, and the nine months ended September 30, 2025:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	962,849	$2.60	2.5
Granted(1)	2,348,423	2.31
Vested	(956,679)	2.54
Forfeited	(305,821)	2.41
Nonvested at December 31, 2024	2,048,772	$2.33	2.6
Granted	768,967	2.80
Vested	(448,793)	2.31
Forfeited	(213,489)	2.55
Nonvested at September 30, 2025	2,155,457	$2.48	2.8
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
Expenses recognized on restricted stock units issued to employees were $0.4 million and $1.5 million during the three months ended September 30, 2025 and 2024, respectively and $1.1 million and $2.2 million during the nine months ended September 30, 2025 and 2024, respectively. On September 30, 2025, the fair value of the Company’s common stock was approximately $3.72 per share, and the intrinsic value of the non-vested restricted units was $6.2 million. Future compensation related to the non-vested restricted stock units as of September 30, 2025, is $3.8 million, and it is estimated to be recognized over the weighted-average vesting period of approximately 2.8 years.
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
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2024, and the nine months ended September 30, 2025, is presented below:

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2023	343,601	$9.53	5.2
Exercised	(65,154)	1.21
Expired	(244,588)	10.51
Forfeited	(520)	9.24
Outstanding at December 31, 2024	33,339	$18.60	3.7
Exercised	(125)	2.08
Expired	(10,778)	28.40
Forfeited	(9)	12.61
Outstanding at September 30, 2025	22,427	$13.98	4.3

Exercisable at September 30, 2025	22,426	$13.98	4.3

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2024, and the nine months ended September 30, 2025, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	26,373	$8.83	1.1
Vested	(24,728)	18.60
Forfeited	(520)	9.24
Nonvested at December 31, 2024	1,125	18.60	3.7
Vested	(1,115)	13.98
Forfeited	(9)	12.61
Nonvested at September 30, 2025	1	$13.98	0.1
There were outstanding options to purchase 22,427 shares with a weighted average exercise price of $13.98 per share, of which options to purchase 22,426 shares were exercisable with a weighted average exercise price of $13.98 per share as of September 30, 2025.
Expense recognized on stock options issued to employees during the three months ended September 30, 2025 and 2024 were $418 and $75,418, respectively. Expense recognized on stock options issued to employees during the nine months ended September 30, 2025 and 2024 were $9,487 and $171,897, respectively. Future compensation related to non-vested awards as of September 30, 2025, is $8, and it is estimated to be recognized over the weighted-average vesting period of approximately 0.1 years.
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
The following table contains summarized information about inducement grant-related RSUs during the year ended December 31, 2024, and the nine months ended September 30, 2025.

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Inducement Shares	Time-Based	Performance Based	Total
Grant Outstanding at December 31, 2023	10,000	328,354	338,354
Granted	219,355	—	219,355
Forfeited (1)	(179,355)	(328,354)	(507,709)
Grant Outstanding at December 31, 2024	50,000	—	50,000
Granted	—	—	—
Forfeited	—	—	—
Grant Outstanding at September 30, 2025	50,000	—	50,000
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
The Company did not recognize any stock compensation expense on ESPP options for the three months ended September 30, 2025. The Company recognized $965 for the three months ended September 30, 2024. The stock compensation expense on ESPP options was $11,558 and $3,006 for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, there were 61,281 remaining shares of common stock available for future issuance under the ESPP.
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
Summary of Stock-Based Compensation
The stock-based compensation cost related to all awards granted to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period utilizing the weighted-average forfeiture rates as disclosed in “Note 1 Company and Summary of Significant Accounting Policies.” Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and nine months ended September 30, 2025 and 2024 was recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$114,587	$82,608	$178,376	$191,053
Sales and marketing	90,085	50,567	139,809	171,774
General and administrative	240,971	1,446,061	768,304	1,965,529
Total stock-based compensation	$445,643	$1,579,236	$1,086,489	$2,328,356
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025, and 2024, respectively, was as follows:

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended
	September 30, 2025				September 30, 2024
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at June 30	$—	$(17,095)	$(34,218)	$(51,313)	$(99,784)	$(12,302)	$(112,086)
Other comprehensive income (loss)	—	1,048	—	$1,048	84,855	(94,195)	$(9,340)
Balance at September 30	$—	$(16,047)	$(34,218)	$(50,265)	$(14,929)	$(106,497)	$(121,426)

	Nine Months Ended
	September 30, 2025				September 30, 2024
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance at December 31	$12,209	$127,296	$(34,218)	$105,287	$(250,591)	$—	$(250,591)
Other comprehensive income (loss)	(12,209)	(143,343)	—	(155,552)	235,662	(106,497)	129,165
Balance at September 30	$—	$(16,047)	$(34,218)	$(50,265)	$(14,929)	$(106,497)	$(121,426)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$147,745	$(8,768,319)	$1,210,013	$(14,228,997)

Weighted average shares outstanding - basic	17,074,681	16,956,497	17,142,358	17,024,645
Basic income (loss) per common share	$0.01	$(0.52)	$0.07	$(0.84)

Weighted average shares outstanding - basic	17,074,681	16,956,497	17,142,358	17,024,645
Plus:
“In-the-money” stock options	188	—	188	—
Contingently issuable restricted stock units	1,302,291	—	1,008,550	—
Less:
Shares offset for in-the-money options (treasury stock method)	(97)	—	(126)	—
Weighted average shares outstanding - diluted	18,377,063	16,956,497	18,150,970	17,024,645
Diluted income (loss) per common share	$0.01	$(0.52)	$0.07	$(0.84)
The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	22,427	336,561	22,247	336,561
Restricted stock units	367,800	1,693,080	398,450	1,498,841
Total excluded shares	390,227	2,029,641	420,697	1,835,402
NOTE 12.    REVENUE
The following table illustrates the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Managed Services Revenue	$8,036,430	$8,625,924	$24,996,871	$24,172,929
SaaS Services Revenue	35,950	205,870	177,104	705,564
Total Revenue	$8,072,380	$8,831,794	$25,173,975	$24,878,493
The Company’s revenue is predominantly from Managed Services. Managed Services revenue is comprised of two types of revenue, Sponsored Social and Content. Sponsored Social revenue, which totaled $7.4 million for the three months ended September 30, 2025 and $7.6 million for the three months ended September 30, 2024, is recognized over time. Content revenue, which totaled $0.5 million for the three months ended September 30, 2025, and $1.0 million for the three months ended September 30, 2024, is recognized at a point in time. SaaS revenue, which are not material to total revenue, is recognized over time.
The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from North America	$7,790,531	$7,534,435	$22,832,867	$20,561,879
Revenue from Other	15,565	93,657	219,812	973,490
Revenue from APAC	266,284	1,203,702	2,121,296	3,343,124
Total	$8,072,380	$8,831,794	$25,173,975	$24,878,493
Contract Assets and Liabilities
The following tables provide information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	September 30, 2025	December 31, 2024
Billed contract assets	$3,582,170	$7,835,041
Unbilled contract assets	126	151,783
Allowance for doubtful accounts	(192,785)	(205,000)
Contract liabilities(1)	4,129,798	8,188,651
(1) Contract liabilities includes the balance of signed contracts that have not been invoiced to the customer and the value of signed contracts that have yet to be recognized as revenue.
The Company does not typically engage in contracts longer than one year. Therefore, the Company will recognize substantially all of the contract liabilities recorded at the end of the year in the following year. The contract liability balance as of December 31, 2024, was $8.2 million. Of that balance, $7.5 million was recognized as revenue during the nine months ended September 30, 2025. The contract liability balance as of September 30, 2025, was $4.1 million. The Company expects to recognize the associated revenue during the next six months.
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
Remaining Performance Obligations
As most of the Company’s contracts have terms of one year or less, the remaining performance obligations at September 30, 2025 and December 31, 2024, are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the unearned revenue from September 30, 2025 within twelve months.
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
The CODM monitors revenue growth and profitability trends to assess market demand, pricing strategies, new customer growth, current customer retention and expansion. Personnel cost trends are studied to assess efficiency, efficacy of incentive programs, and to determine the need for headcount adjustments. Cash operating cost trends inform how non-payroll costs are impacting cash resources. Taken together, net income is the ultimate measure of performance, or investment in growth. Resource allocation decisions include funding new technologies, additional headcount to drive and manage growth, informing cost management strategies and evaluating financing needs.
The following table depicts reportable segment results reviewed by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$8,072,380	$8,831,794	$25,173,975	$24,878,493
Less:
Cost of revenue-direct	3,439,484	3,941,830	10,456,427	10,573,236
Human capital costs	3,272,216	4,943,804	6,727,032	4,943,804
Other cash operating costs	1,070,393	3,673,129	6,200,574	17,370,046
Depreciation and amortization	150,740	239,849	460,334	669,783
Stock based compensation	445,643	1,579,236	1,086,489	2,328,356
Impairment of Goodwill	—	4,016,722	—	4,016,722
Interest income	(455,625)	(671,517)	(946,533)	(671,517)
Deferred federal tax	—	(18,782)	—	(18,782)
Other expense (income)	1,784	(104,158)	(20,361)	(104,158)
Segment net income (loss)	$147,745	$(8,768,319)	$1,210,013	$(14,228,997)
The following descriptions provide additional details regarding certain components represented in the accompanying table, including cost of revenue, human capital costs, and cash operating costs.
Cost of revenue includes costs associated with providing our services to customers. These costs primarily consist of influencer fees and other costs directly tied to the fulfillment of customer contracts.
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

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

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
The Company’s income tax expense and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax benefit (expense)	$—	$33,621	$—	$140,699
Effective tax rate	—%	0.4%	—%	1.0%
NOTE 15.     SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through November 12, 2025, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events that occurred but were not recognized in the consolidated financial statements.
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
Company Overview
IZEA Worldwide, Inc. (“IZEA”, “Company,” “we”, “us” or “our”) is a leading innovator in the creator economy, specializing in providing value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. The Company’s mission is to make creator economy solutions for marketers. We offer a range of solutions, from creator agency services and technologies to a marketplace connecting marketers with creators. By fostering these connections, we light up the creator economy with IZEAs - social-first content, made by creators, that are culturally relevant and move at the speed of culture, champion the creators, empowering individuals to monetize their creativity, content, and influence.
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
Revenue
We generate revenue primarily from our managed services, which involve providing custom content, influencer marketing, amplification, or other campaign management services to marketers (typically brands, agencies, or partners) who pay us for these services (“Managed Services”).
Cost of Revenue
The Company acts as the principal in the vast majority of our contracts. Accordingly, our cost of revenue for contracts in which we act as a principal consists of costs paid to third-party creators who provide custom content, influencer marketing, or amplification services for our Managed Services customers, where we report revenue on a gross basis. It also includes internal costs for our campaign fulfillment and SaaS support departments. These costs include salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and miscellaneous departmental expenses related to personnel responsible for supporting our customers and fulfilling our obligations under our contracts.
For contracts in which we act as an agent, revenue is reported on a net basis, which excludes amounts paid to third-party creators, as those costs are passed through to the customer. Cost of revenue for these contracts consists only of our internal labor and other fulfillment costs associated with arranging and managing services on behalf of our customers.
For our SaaS platform, the cost of revenue primarily includes personnel and related costs associated with customer support, platform maintenance, and other fulfillment activities directly tied to delivering our software services.
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
Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$8,072,380	$8,831,794	$(759,414)	(9)%

Costs and expenses:
Cost of revenue	4,152,375	5,210,104	(1,057,729)	(20)%
Sales and marketing	1,095,363	2,879,320	(1,783,957)	(62)%
General and administrative	3,004,321	5,840,027	(2,835,706)	(49)%
Impairment of goodwill	—	4,016,722	(4,016,722)	(100)%
Depreciation and amortization	150,740	239,849	(89,109)	(37)%
Total costs and expenses	8,402,799	18,186,022	(9,783,223)	(54)%
Loss from operations	(330,419)	(9,354,228)	9,023,809	(96)%
Other income (expense):
Change in the fair value of digital assets	—	(51,702)	51,702	(100)%
Interest Expense	(1,654)	(1,654)	—	—%
Other income (expense), net	479,818	605,644	(125,826)	(21)%
Total other income (expense), net	478,164	552,288	(74,124)	(13)%
Net income (loss) before income taxes	147,745	(8,801,940)	8,949,685	102%
Tax benefit	—	33,621	(33,621)	(100)%
Net income (loss)	$147,745	$(8,768,319)	$8,916,064	102%
Revenue
Revenue during the three months ended September 30, 2025 decreased by $0.8 million, or 9% from the prior year’s quarter. The three months ended September 30, 2024 total included $1.0 million of revenue from Hoozu that was divested in December 2024. Excluding the revenue from Hoozu, revenue grew $0.2 million, or 2.48% during the quarter ended September 30, 2025. As a result of our shift in focus to expanding our core enterprise customer base, Managed Services revenue increased quarter over quarter. This increase was driven by strong double-digit growth among large enterprise customers, partially offset by a decline in revenue from non-core, less profitable customers from the prior-year quarter.
Cost of Revenue
For the three months ended September 30, 2025, the cost of revenue declined by $1.1 million compared to the same period in the prior year, primarily due to the absence of Hoozu-related costs, which were included in the prior year period. Excluding Hoozu, the cost of revenue increased by 5.3% year-over-year.
Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2025 decreased by $1.8 million, or approximately 62%, compared to the same period in 2024. This decrease is primarily due to lower payroll and related costs, following our December 2024 targeted workforce reduction, a pause in current period advertising and promotional spending, and decreased general contractor fees.
General and Administrative
General and administrative expense for the three months ended September 30, 2025 decreased by $2.8 million, or approximately 49%, compared to the same period in 2024. The decrease is primarily due to lower employee-related costs following our December 2024 targeted workforce reduction, reduced use of external contractors, decreased professional service fees, and lower software licensing expenses.
Impairment of Goodwill
In September 2024, following an interim assessment of goodwill in the Company’s IZEA reporting segment, we determined that the carrying value of the Company’s IZEA reporting segment as of September 30, 2024, exceeded the fair value. As a result of the valuation, the Company recorded a $4.0 million full impairment of goodwill related to prior IZEA acquisitions in the nine months ended September 30, 2024.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2025 decreased by $89,109, or approximately 37%, compared to the same period in 2024, due primarily to Intangible Assets becoming fully amortized in 2024.
Other Income (Expense)
Interest expense totaled $1,654 during the three months ended September 30, 2025, compared to $1,654 in the prior year period.
Other income, net, totaled $0.5 million during the three months ended September 30, 2025, a decrease of $0.1 million compared to the same period in 2024, primarily from lower investment portfolio interest income.
Net Income (Loss)
Net income for the three months ended September 30, 2025 was $0.1 million, compared to the net loss of $8.8 million for the same period in 2024.
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$25,173,975	$24,878,493	$295,482	1%

Costs and expenses:
Cost of revenue	12,940,561	14,355,679	(1,415,118)	(10)%
Sales and marketing	3,179,162	9,142,590	(5,963,428)	(65)%
General and administrative	8,842,379	12,995,910	(4,153,531)	(32)%
Impairment of goodwill	—	4,016,722	(4,016,722)	(100)%
Depreciation and amortization	460,334	669,783	(209,449)	(31)%
Total costs and expenses	25,422,436	41,180,684	(15,758,248)	(38)%
Loss from operations	(248,461)	(16,302,191)	16,053,730	98%
Other income (expense):
Change in the fair value of digital assets	—	28,414	(28,414)	(100)%
Interest Expense	(5,092)	(5,654)	562	(10)%
Other income (expense), net	1,463,566	1,909,735	(446,169)	(23)%
Total other income (expense), net	1,458,474	1,932,495	(474,021)	(25)%
Net income (loss) before income taxes	1,210,013	(14,369,696)	15,579,709	108%
Tax benefit	—	140,699	(140,699)	(100)%
Net income (loss)	$1,210,013	$(14,228,997)	$15,439,010	109%
Revenue
Revenue during the nine months ended September 30, 2025, increased by $0.3 million, or 1%, from the same period in 2024, which included $2.3 million from Hoozu, which was divested in December 2024. Excluding Hoozu, revenue increased $2.6 million, or 11%, during the nine months ended September 30, 2025. As a result of our shift in focus to expanding our core enterprise customer base, revenue from Managed Services increased quarter over quarter. This increase was driven by strong double-digit growth among large enterprise customers, partially offset by a decline in revenue from non-core, less profitable customers from the prior-year period.
Cost of Revenue
For the nine months ended September 30, 2025, the cost of revenue declined by $1.4 million compared to the same period in the prior year, primarily due to the absence of costs related to Hoozu, which was included in the prior year period. Excluding Hoozu, the cost of revenue increased by 5.2% year-over-year.

Sales and Marketing
Sales and marketing expense for the nine months ended September 30, 2025, decreased by $6.0 million, or approximately 65%, compared to the same period in 2024. Advertising expenses decreased due to lower payroll and related costs, following our December 2024 targeted workforce reduction, a pause in current period advertising and promotional spending, and decreased general contractor fees.
General and Administrative
General and administrative expense for the nine months ended September 30, 2025, decreased by $4.2 million, or approximately 32%, compared to the same period in 2024. The decrease is primarily due to lower employee-related costs following our December 2024 targeted workforce reduction, reduced use of external contractors, decreased professional service fees, and lower software licensing expenses.
Impairment of Goodwill
In September 2024, following an interim assessment of goodwill in the Company’s IZEA reporting segment, we determined that the carrying value of the Company’s IZEA reporting segment as of September 30, 2024, exceeded the fair value. As a result of the valuation, the Company recorded a $4.0 million full impairment of goodwill related to prior IZEA acquisitions in the nine months ended September 30, 2024.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2025, decreased by $209,449, or approximately 31%, compared to the same period in 2024, due primarily to Intangible Assets becoming fully amortized in 2024.
Other Income (Expense)
Interest expense totaled $5,092 during the nine months ended September 30, 2025, compared to $5,654 in the prior year period.
Other income, net totaled $1.5 million for the nine months ended September 30, 2025, compared to $1.9 million in the prior year period, primarily from lower investment portfolio interest income.
Net Income (Loss) from Operations
Net income (loss) from operations for the nine months ended September 30, 2025 was $1.2 million, a $15.4 million increase from the net loss of $14.2 million for the same period in 2024. The increase in net income was primarily the result of decreased operating costs in the current year period.
Key Metrics
We review the information provided by our key financial metrics, Managed Services Bookings, and gross billings, to assess the progress of our business and make decisions on where to allocate our resources. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services bookings represent total sales orders received during a period, net of cancellations and refunds. Contracts vary by customer and scope, ranging from custom content projects to integrated marketing campaigns, and generally extend from several months up to a year. Managed Services bookings provide a useful measure of overall demand but are not necessarily predictive of quarterly revenue, as the timing of revenue recognition varies with contract size, complexity, and customer arrangements. Certain customers enter into annual spend commitments that establish a defined budget for services to be performed throughout the year, while others engage the Company for specific campaigns or deliverables. These differing contract structures may influence the timing and distribution of bookings and related revenue. The Company uses this metric to evaluate customer and market trends, to plan operational staffing, and to inform product development initiatives.
Managed Services bookings totaled $3.6 million and $7.9 million for the three months ended September 30, 2025 and 2024, respectively, and $16.7 million and $27.4 million for the nine-month periods then ended. Excluding Hoozu, which the Company divested in December 2024, bookings for the three and nine-month periods in 2024 totaled $6.4 million and $27.4 million, respectively. The decline in bookings for both periods primarily reflects the Company’s strategic shift away from smaller, less strategic customers, which tend to be lower-value, project-based, and generate limited repeat business.

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

The following table sets forth a reconciliation from the GAAP measurement of net income (loss) to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) from operations	$147,745	$(8,768,319)	$1,210,013	$(14,228,997)
Impairment of goodwill and intangible assets	—	4,016,722	—	4,016,722
Adjustment to the fair market value of digital assets	—	51,702	—	(28,414)
Non-cash stock-based compensation	445,643	1,579,236	1,086,489	2,328,356
Non-cash stock issued for payment of services	89,995	79,057	269,991	229,063
Depreciation and amortization	150,740	239,849	460,334	669,783
Interest expense	1,654	1,654	5,092	5,654
Interest income	(482,760)	(607,712)	(1,429,292)	(1,908,729)
Tax benefit	$—	$(33,621)	—	(140,699)
Adjusted EBITDA (1)	$353,017	$(3,441,432)	$1,602,627	$(9,057,261)

Revenue	$8,072,380	$8,831,794	$25,173,975	$24,878,493
Adjusted EBITDA as a % of Revenue	4.4%	(39.0)%	6.4%	(36.4)%
(1)    The 2024 measure excludes interest income to ensure comparability with the Company’s revised definition of the metric, which no longer includes interest income beginning in 2025.
Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s cash requirements have historically included funding the development and integration of our technology platforms, marketing initiatives, and general and administrative expenses, such as salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, personnel expenses (including salaries, bonuses and stock-based compensation), and other general and administrative expenses, including technology and development costs, which have exceeded revenue. As a result, the Company had an accumulated deficit of $103.1 million as of September 30, 2025, which has been funded through the issuance of public equity.
We had cash and cash equivalents of $51.4 million as of September 30, 2025, as compared to $44.6 million as of December 31, 2024. This $6.7 million increase is the result of the maturation of certain investments, supplemented by cash generated from operating activities.

	Nine Months Ended September 30,
	2025	2024
Net cash (used for)/provided by:
Operating activities	$2,435,965	$(8,657,588)
Investing activities	5,827,477	17,690,148
Financing activities	(1,361,474)	(538,643)
Effect of exchange rates on cash	(155,552)	17,455
Net increase in cash and cash equivalents	$6,746,416	$8,511,372
Net cash provided by operating activities was $2.4 million during the nine months ended September 30, 2025, primarily driven by net income of $1.2 million and strong accounts receivable collections partially offset by reductions in accrued expenses and deferred revenue. Net cash provided by investing activities was $5.8 million during the nine months ended September 30, 2025, primarily due to the maturity of marketable securities. Net cash used for financing activities during the nine months ended September 30, 2025 was $1.4 million, primarily due to payments for shares withheld for taxes and the repurchase of treasury stock.
Financial Condition and Outlook
Beginning early in 2025, we implemented a new account management model, redirecting our focus and resources primarily toward larger, more valuable recurring accounts - our core enterprise customers - while reducing the selling and delivery resources previously devoted to cost-intensive, lower-value, project-based accounts with limited repeat business. This strategic realignment resulted in a reduction in current-year contract bookings, while significantly improving profitability and strengthening our foundation for sustainable growth. We are initiating a structured transition for our non-enterprise customers into a new small and mid-sized business (“SMB”) service model; this targeted approach will allow us to serve a narrower set of these customers profitably, while maintaining strategic alignment with our enterprise objectives.
Managed Services bookings, excluding Hoozu, declined 26.3% to $18.2 million for the nine months ended September 30, 2025, compared to the prior-year period, and contract backlog declined from $15.5 million at the beginning of the year to $7.1 million at quarter-end. The decline primarily reflects the Company’s strategic focus on higher-quality, recurring accounts, along with more cautious marketing spend among certain enterprise and agency clients amid broader economic uncertainty, including tariff impacts.
Revenue from Managed Services, excluding Hoozu, increased 14% for the nine months ended September 30, 2025, compared to the prior-year period, while overall growth slowed to 5% in the quarter. Growth was driven by expansion within enterprise customers, partly offset by a reduction was concentrated in smaller in non-strategic accounts we intentionally deemphasized.
We implemented significant cost savings beginning in December 2024 and continuing into 2025 to align operating expenses with anticipated revenue and accelerate our path to profitability. These actions have been effective, resulting in a $10.7 million improvement in EBITDA during the first nine months of 2025, improving from a $9.1 million loss in 2024 to a $1.6 million profit in 2025.
We expect growth opportunities in our core enterprise accounts, along with other business development activities, to support profitable organic growth over the next twelve months, albeit from a lower, but more profitable revenue base in 2025. While revenue is expected to increase over time, such growth may not occur consistently each quarter. Operating expenses are expected to increase gradually as we invest in expansion; however, we believe our current cost structure is better aligned to scale efficiently, limiting the recurrence of historical cash losses and reducing the strain on working capital as the business grows.
We believe our cash and cash equivalents are sufficient to fund planned growth initiatives over the next twelve months. If additional capital is needed, we expect to obtain it primarily through equity, equity-linked, or debt financing until our operations generate sufficient profitability to meet ongoing capital requirements
Off-Balance Sheet Arrangements
The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2025.
Critical Accounting Policies and Use of Estimates
     There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For a summary of our significant accounting policies, please refer to “Note 1 - Company and Summary of Significant Accounting Policies” included in Item 1 of this Quarterly Report.
Recent Accounting Pronouncements
See “Note 1 - Company and Summary of Significant Accounting Policies,” under Part I, Item 1 of this Quarterly Report for information on additional recent pronouncements.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2025, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our management concluded that, as of September 30, 2025, our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. — LEGAL PROCEEDINGS
From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of November 12, 2025 we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
The following table sets forth the Company’s repurchases of its common stock during the quarter ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)(2)
July 2025	—	$—	—	$8,675,299
August 2025	—	—	—	8,675,299
September 2025	—	—	—	8,675,299
Total as of September 30, 2025	—	$—	—	$8,675,299
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
(2)     Dollar amounts in this column equal the number of shares remaining available for purchase under the stock repurchase programs as of the last date of the applicable month multiplied by month average price paid per share.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. — OTHER INFORMATION
Not applicable.

ITEM 6. — EXHIBITS

Exhibit No.		Description
3.1		Amended and Restated Articles of Incorporation of IZEA Worldwide, Inc. (as amended through June 16, 2023)
3.2		Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024).
3.3		Second Amended and Restated Bylaws of IZEA, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2024).
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the period ended September 30, 2025 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (v) the Notes to the Unaudited Consolidated Financial Statements.
104	*	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101).
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

IZEA Worldwide, Inc. a Nevada Corporation

November 12, 2025	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

November 12, 2025	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)