Form 10-K
period 2025-12-31
IZEA Worldwide, Inc.
filed 2026-03-17
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was $32,873,674 based on the closing bid price of the registrant's common stock of $2.55 per share on such date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

 As of March 12, 2026, 17,336,121 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K for the period ended December 31, 2025

i

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
These forward-looking statements are based on currently available operating, financial and competitive information, and are subject to inherent risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Future events and our actual results and financial condition may differ materially from those reflected in these forward-looking statements. Accordingly, you should not rely on any of these forward-looking statements.
Important factors that could cause actual results to differ materially from those contemplated by forward-looking statements. include, but are not limited to, the following:
•adverse economic, market, or geopolitical conditions, including inflationary pressures, tariffs, supply-chain disruptions, labor availability, and business closures;
•the concentration of revenue among a limited number of customers and the loss of, or reduced spending by, significant customers;
•errors in estimates, assumptions, or judgments relating to our critical accounting policies;
•our ability to raise additional capital to fund operations or strategic initiatives;
•our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures;
•our ability to protect our intellectual property and other proprietary rights;
•our ability to maintain and grow our business and brand;
•results of any future litigation and costs incurred in connection with any such litigation;
•competition in the industry;
•variability of operating results;
•our ability to maintain and enhance our brand;
•cybersecurity incidents or other data security breaches;
•the integration of artificial intelligence (“AI”) into our operations;
•our ability to develop, introduce, and successfully commercialize new products and services;
•risks associated with the use of open-source software;
•the successful integration of acquired companies, technologies, and assets;
•the effectiveness of marketing and business development initiatives;
•changes in government regulation and compliance requirements;
•dependence on key personnel and our ability to attract, hire, and retain qualified personnel;
•potential liabilities arising from actions taken by our current or former employees;
•geopolitical instability, including ongoing conflicts in Eastern Europe and the Middle East and broader global tensions, could adversely affect economic conditions, financial markets, and customer spending;
•risks associated with our international operations; and

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
While most marketers engage the Company to perform the Managed Services on their behalf, marketers may also access IZEA’s platform capabilities that facilitate discovery, engagement, and collaboration between marketers and creators.
Industry Background and Trends
When IZEA first launched PayPerPost in 2006, the concept of a brand paying bloggers to create sponsored content on their blogs was new and highly controversial among marketers and content creators. The Company introduced the idea when there were no ads on Facebook, YouTube, or X (formerly Twitter), and social media was largely void of corporate marketing messages. Since then, the landscape has changed dramatically. Social media usage has increased to over 5 billion users worldwide fueling the rapid growth of social media platforms such as YouTube, Meta and TikTok which have democratized the creation of content. In 2024, the number of social media users eclipsed linear television viewers in the United States for the first time ever. This “Social Singularity” marks a significant shift in the marketing landscape and is prompting marketers to allocate more of their marketing spend to the creator economy. Budget spent on influencer marketing campaigns tripled between 2019 and 2025 to more than $9 billion, and the total global addressable market of the creator economy is projected to continue to rise to $480 billion by 2027.
Our Business
IZEA is a technology-enabled influencer marketing company that delivers creator economy solutions for brands through managed services supported by proprietary technology that facilitates engagement and collaboration with social influencers and content creators. We pioneered the influencer marketplace concept in 2006 with the launch of our inaugural platform, PayPerPost. Since that time, we have continued to evolve our services and underlying technology to support the changing needs of our customers, which include large enterprise brands, advertising agencies, and independent content creators.
Our product and service offerings are delivered through the following three areas:
Agency Services: Commonly referred to as “Managed Services,” these represent our primary offering. Through these services, we partner with marketers to develop and execute influencer marketing campaigns, including creator strategy, creator partnerships, creator content, performance media, and social commerce initiatives. These services are delivered by dedicated teams of professionals and are supported by our proprietary technology platform, which enables campaign execution, workflow management, compliance, and performance measurement. Historically, Managed Services have accounted for substantially all of our revenue.
Creator Technologies: We maintain proprietary technology platforms, incorporating AI, that support the management of creator campaigns, creator relationships, and creator transactions. These platforms are primarily used to support the delivery of our managed services and internal operations. Customers may be provided access to certain technology capabilities in connection with managed service engagements to support collaboration, execution, and visibility into campaign performance and results. Certain features of our technology platforms have historically been offered through subscription-based, self-service arrangements. While subscription access to selected solutions remains available, our current focus is on delivering technology-enabled managed services rather than promoting stand-alone software offerings.
Creator Marketplace Capabilities: Our technology platform includes capabilities that facilitate connections and collaboration between brands and creators. These capabilities support creator discovery, campaign participation, and communication between marketers and creators. We have historically made these capabilities available through online marketplace environments, including IZEA.com, which replaced and enhanced the functionality of a legacy marketplace product. Through these capabilities, creators can present their work and availability to marketers, and marketers can identify and engage creators via search and campaign-based outreach. These marketplace-related capabilities are integrated into our broader technology platform and support the execution of influencer marketing programs.
Our Technologies
Our proprietary technology platforms have evolved over time to support the delivery and management of influencer marketing programs and to adapt to changing customer needs and industry dynamics. Our technology is primarily used to enable our managed services offerings and internal operations, while also providing customers with visibility into campaign execution and performance. Our three primary technology platforms are as follows:
Flex. Flex is primarily used by our internal teams to manage influencer marketing programs at scale and to support campaign execution and reporting. Customers may be provided access to certain Flex capabilities in connection with Managed Services engagements to facilitate collaboration, approvals, and visibility into campaign activity and results. We previously introduced additional functionality within Flex to enhance campaign management and operational efficiency. These enhancements included tools to support client review and approval of draft content, client participation in talent selection, campaign budget monitoring, and the integration of AI-assisted tools to support internal workflows and data analysis. Flex consists of multiple functional modules, including creator discovery, content management and analysis, platform integrations, tracking and attribution tools, contact management, and transaction processing, each designed to support the execution and measurement of influencer marketing campaigns.
Marketplace. The Creator Marketplace (“Marketplace”) launched in October 2022 and provides capabilities that facilitate discovery, engagement, and collaboration between marketers and creators. Through the Marketplace, creators can present information about their work and availability, while marketers can identify and engage creators through search and campaign-based outreach mechanisms. These capabilities support creator participation and campaign execution and are integrated into our broader technology platform.
AI-Enabled Tools. We have also provided AI-enabled tools designed to support content creation and operational efficiency within the influencer marketing process. In June 2023, we introduced FormAI, a suite of generative AI tools intended to assist marketers and creators with text and visual content development. Our AI-enabled tools are designed to support the creative process and internal workflows by improving efficiency and reducing manual effort. These tools leverage third-party AI models integrated into our technology environment and are used in connection with our Managed Services and platform capabilities.
Sales and Marketing
We sell influencer marketing and custom content campaigns through a combination of direct sales, account management, and platform-driven demand generation. We target regional, national, and global brands and advertising agencies across enterprise, boutique, and small- and mid-sized business customers.
Client Development (Sales). Our client development organization is focused primarily on new customer acquisition and new logo generation. Team members are responsible for proactively identifying, qualifying, and managing sales opportunities with brands and agencies, including initial contract negotiation and onboarding. Our client development team is primarily based in the United States and Canada and supports both domestic and international customers.
Enterprise Account Management. During 2025, we implemented a dedicated enterprise account management function to support and expand relationships with existing enterprise-level customers. This team is responsible for ongoing client service, campaign execution coordination, and identifying incremental growth opportunities within established accounts. Business development resources are embedded within the enterprise account management team to support account expansion initiatives. In prior periods, these responsibilities were performed primarily by our client development team.
Boutique and Small- and Mid-Sized Business Sales. We also maintain a boutique sales team focused on serving small- and mid-sized business customers. This team supports customers with more standardized solutions and shorter sales cycles and complements our platform-led demand generation efforts.
Demand Generation. We utilize a variety of marketing strategies and platforms to generate demand for our Managed Services and Software-as-a-Service offerings (“SaaS Services”). Our demand-generation activities are designed to attract and qualify potential customers and direct them to the offering best suited to their objectives, whether that is Managed Services, SaaS, or a combination thereof. We view both marketers and creators as participants in our ecosystem and design our marketing programs to support engagement across the customer lifecycle.
Customer Offering Strategy. Our strategy is to offer creator economy solutions that support customers at various stages of their growth, regardless of customer size at entry. Our Managed Services offering is a premium, high-touch solution supported by dedicated teams of professionals tailored to customer needs, while our SaaS offerings are designed to be low-cost and low-touch, requiring limited personnel involvement.
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
Customers and Revenue
We generate revenue primarily from our Managed Services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”). Additionally, we generate a limited amount of revenue from access to certain features of our proprietary technology platforms, as well as related transaction and miscellaneous fees (collectively, “SaaS Services Revenue”).
As discussed in more detail within “Critical Accounting Policies and Use of Estimates” under “Note 1. Company and Summary of Significant Accounting Policies,” under Part I, Item 7 herein, certain self-service transaction-based fees are reported on a net basis. Revenue from all other sources, including Managed Services and subscription-based access fees, is reported on a gross basis. For financial reporting purposes, we categorize our revenue between Managed Services and SaaS Services.
Our customer base is primarily enterprise brands across multiple industry segments, supplemented by small- and mid-sized businesses with the potential to scale. We provide services directly to brands and indirectly through advertising and public relations agencies, and influencer marketing spend frequently flows through agency relationships, even where we maintain a direct contractual relationship with the brand.
We generate most of our revenue from our Managed Services customers. Managed Services accounted for approximately 99.3% and 97.7% of our revenue during the years ended December 31, 2025 and 2024, respectively. SaaS Services accounted for approximately 0.7% and 2.3% of our revenue during the years ended December 31, 2025, and 2024, respectively.
Changes in how we control and manage our platforms, contractual terms, business practices, or other changes in accounting standards or interpretations may affect our revenue reporting. For more information about our revenue recognition policies, see “Note 1. Summary of Significant Accounting Policies” under Part II, Item 8 of this Annual Report.
Most of our customers are located in North America, with the greatest concentration in the United States. Two customers each accounted for more than 10% of our revenue during the year ended December 31, 2025, and two customers each accounted for more than 10% of our revenue during the year ended December 31, 2024.
Privacy and Security
We are committed to protecting the personal privacy of our marketers and creators. Any personal information we collect is processed in compliance with privacy laws (discussed below, under “Government Regulation”), and we believe that we employ reasonable and appropriate administrative, physical, and technical safeguards to protect personal information.
Competition
We face competition from multiple companies in the creator economy and influencer marketing categories. Direct and indirect competitors in the influencer marketing services include Influential, Later, Whalar, Linqia, and Viral Nation. Competitors in the influencer marketing technology space include CreatorIQ, Grin, Aspire, and Captiv8. In addition, many traditional advertising agencies, public relations firms, and niche consultancies provide content development and conduct manual influencer outreach programs. Broader creator economy companies such as Meta, TikTok, and YouTube have the potential to compete with us.
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
As of December 31, 2025, we owned 33 trademarks (28 domestic trademark registrations in the U.S. and 5 foreign registrations on the International Register) and had 2 total pending applications in the U.S. During the year ended December 31, 2025, we abandoned 23 inactive U.S. trademarks. As of December 31, 2025, we also owned approximately 365 domain names related to the various aspects of IZEA’s products and services.
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
We are subject to various federal, state, and international laws and regulations governing privacy, information security, and data protection laws (“Privacy Laws”). Legislators and regulators in the countries in which we operate are increasingly adopting or revising Privacy Laws. All U.S. states have passed data breach notification laws, and at least 20 others have adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. In particular, California passed a broad-reaching consumer privacy law in June 2018, which went into effect on January 1, 2020, called the California Consumer Privacy Act (“CCPA”), which was followed by the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which was enacted on January 1, 2023. To comply with this legislation, IZEA posted an updated California Privacy Notice on its websites. Since then, states such as Virginia, Colorado, Connecticut, Utah, Florida, Texas, Oregon, Montana, Iowa, Delaware, Nebraska, New Hampshire, New Jersey, Tennessee, Minnesota, Maryland, Indiana, Kentucky, and Rhode Island have all passed laws granting consumers rights to access, delete, and correct their personal data and to opt out of targeted advertising or profiling activities. The U.S. Congress has previously expressed consideration of the implementation of a national Privacy Law, however, no federal privacy law yet exists. In Canada, the Digital Charter Implementation Act, should it become law, would address consumer privacy, personal information and data protection, and AI data governance. It is intended to replace the long-standing Personal Information Protection and Electronic Documents Act (“PIPEDA”). Outside of North America, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, has an extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater). Similar comprehensive regimes have matured in Brazil (“LGPD”), India (Digital Personal Data Protection Act), China (“PIPL”), and Quebec (Law 25). Enforcement of Privacy Laws also has increased in recent years. Emerging regulations in 2026 are increasingly focused on minors' online safety, restricting the ability to target advertising to users under the age of 18, or for users under the age of 16 to have social media accounts, and requiring age-verification protocols that may impact our influencer campaigns and audience targeting. Accordingly, new and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection, information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities.
IZEA has retained VeraSafe, LLC (“VeraSafe”) to serve as its Data Protection Officer pursuant to EU and UK GDPR regulations. VeraSafe has served in this capacity since January 2025 to help review and monitor IZEA’s practices and processes pertaining to personal data, oversee privacy compliance activities such as fulfilling data subject access requests, reporting data breaches, conducting privacy impact assessments, and acting as a regulatory authority liaison.
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
As an e-commerce service provider, we are subject to Section 5 of the Federal Trade Commission Act of 1914 (the “FTC Act”), which prohibits unfair or deceptive acts or practices, including advertising and marketing on the Internet. Many states have consumer protection laws similar to the FTC Act prohibiting unfair and deceptive business practices. In addition to those requirements, the marketers, creators, and agencies that use our platforms or our agency services are subject to specific guidelines and regulations regarding online advertising, such as the Dot Com Disclosures - Information about Online Advertising, issued by the Federal Trade Commission (the “FTC”), the FTC’s Enforcement Policy Statement on Deceptively Formatted Advertisements, issued in 2015, and the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Endorsement Guide) which were adopted in 2009, updated and reissued by the FTC in 2013, and further clarified in 2015 and 2024, and are regularly enforced. The Endorsement Guide, for example, significantly extends the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging, posting on social media platforms, tweeting, and other online postings of sponsored advertisements by a creator or on behalf of a brand. In particular, the Endorsement Guide provides that creators must always clearly and conspicuously disclose the material connection between the creator and the marketer, such as if they received consideration for blogging or posting about a particular product, service, brand, or the like, whether the consideration comprises something tangible (i.e. cash, discounts, event access, objects that are provided to them at no cost, even for testing purposes) or intangible (such as accolades and more prominent future blogging or posting opportunities). In addition, the creator must not make claims about the product or service they are discussing that go beyond what the marketer could say about it. The Endorsement Guide further provides that the marketer should ensure that creators speaking on its behalf are provided guidance and training to ensure their claims, statements, and representations are truthful, transparent, and adequately substantiated, and monitor the activities of creators speaking on its behalf. Suppose a creator, blogger, agency, or marketer should fail to comply with the Dot Com Disclosures, the Endorsement Guide, or any other FTC rule, regulation, or policy, which may be manifest by making deceptive, misleading, or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise. In that case, the various parties related to the advertising campaign (including the agency or the service provider of the platform over which the campaign is managed) may be subject to liability due to such non-compliance. In the event it was found that we (or one of our marketer customers) failed to comply with the FTC Act or state consumer protection laws, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease certain aspects of our operations. Other countries, such as Canada and EU member states, also have laws, regulations, and rules that mirror the FTC Endorsement Guide and similar consumer protection laws and guidance.
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
Authentic Voice. We encourage the creator to be honest when selecting sponsorships. Similarly, we enable marketers to create opportunities that allow the creator to write the sponsorship in their own words, provided that a creator always adheres to our terms of service and code of ethics, including disclosing their brand relationships at all times in connection with such sponsored campaigns.
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
Employees
As of December 31, 2025, we had 75 active full-time employees. This number reflects the strategic reduction in human capital costs disclosed in prior SEC filings and ordinary employee attrition. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppages. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.
Available Information
IZEA Worldwide, Inc. is incorporated in the state of Nevada. Our corporate address is 1317 Edgewater Dr. #1880, Orlando, FL 32804, and our telephone number is (407) 674-6911. We maintain a corporate website at https://izea.com. Our Annual Report, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished according to Sections 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investor relations section of our website or https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.
Investors and others should note that we use social media to communicate with our subscribers and the public about our Company, our services, new product developments, and other matters. Any information that we consider to be material to an investor’s evaluation of our Company will be included in filings accessible through the SEC website and/or may be disseminated using our investor relations website (https://izea.com) and press releases. However, we encourage investors, the media, and others interested in our Company to follow us on LinkedIn. The information contained in these social media channels is not part of and is not incorporated into or included in this Annual Report.
ITEM 1A – RISK FACTORS
You should carefully consider the factors discussed under this item regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks occur, our business, financial condition, or results of operation may be materially and adversely affected. In such a case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider immaterial to our operations. These risk factors reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risks Related to our Business and Industry
We have a history of annual net losses, expect future losses, and cannot assure you that we will achieve profitability.
We have incurred significant net losses and negative cash flow from operations for most periods since our inception, resulting in an accumulated deficit of $104.3 million as of December 31, 2025. For the year ended December 31, 2025, we reported a comprehensive loss of $116,641, which includes $42,326 of income from operations. We have not achieved annual profitability and cannot be certain that we will be able to generate sufficient revenue to do so in the future. Even if we achieve profitability, we may not be able to sustain it.
As a result, we may need to raise additional capital through new financings. This could include equity offerings, such as additional issuances of common stock under our “at the market offering” program, which may dilute existing stockholders, or debt financing, which could restrict our ability to borrow from other sources. Any securities we issue may have rights, preferences, or privileges senior to those of our current stockholders.
There can be no assurance that additional funds will be available on terms acceptable to us, or at all. If we are unable to obtain adequate funding, we may need to curtail or reduce our operations or sell or dispose of certain rights or assets. A failure to raise sufficient funds on commercially reasonable terms could ultimately result in our business failing and liquidating with little or no return to investors.
A few of our customers account for a significant portion of our gross revenue and accounts receivable, and the loss of, or reduced purchases from, these or other customers could have a material adverse effect on our operating results.
A significant portion of our revenue and accounts is concentrated among a small number of customers. During the year ended December 31, 2025, two customers each accounted for more than 10% of our gross revenue, and two customers each accounted for more than 10% of total accounts receivable. During the year ended December 31, 2024, two customers each accounted for more than 10% of gross revenue, and two customers each accounted for more than 10% of accounts receivable.
This concentration makes us dependent on the continued business of these customers. If demand for our services from these customers increases, our results may be positively impacted; however, if their demand decreases or they cease doing business with us, our operating results could be adversely affected. In addition, we typically do not enter into contracts with terms longer than one year, which allows most customers to reduce or discontinue their purchases from us on relatively short notice.
The loss of one or more of these significant customers, or our inability to replace the associated revenue with new customer relationships, could have a material adverse effect on our business, financial condition, and results of operations.
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
Acquisitions may also have unanticipated tax, legal, regulatory, and accounting ramifications, including recording goodwill and non-amortizable intangible assets subject to impairment testing and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. For instance, if the acquired company has significant customer relationships or proprietary technology, these assets may be recorded as intangible assets and amortized over their estimated useful lives. Additionally, if the purchase price exceeds the fair value of the net assets acquired, the excess amount is recorded as goodwill, which must be tested for impairment at least annually. Unexpected changes in market conditions, financial performance, or synergies from the acquisition not materializing as expected could lead to impairment charges, impacting financial results. See Part II, Note 2 of Notes to Consolidated Financial Statements, Business Acquisitions and Divestitures for a related discussion of our acquisition and subsequent divestiture of Hoozu Holdings PTY, Ltd (“Hoozu”).
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
Within SaaS Services, while there is a higher technological barrier to entry, IZEA is vulnerable to new entrants with access to fresh capital and the ability to capitalize upon previous research and development investments made by us. This is particularly challenging given the minimal opportunity to protect our internet-based software via patents.
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
We rely on third-party social media platforms to provide the mechanism necessary to deliver influencer marketing, and any change in the platform terms, costs, availability, access, algorithmic ranking, or display policies could adversely affect our business.
We rely on third-party social media platforms such as Facebook/Instagram (collectively known as Meta), TikTok, X (formerly Twitter), and YouTube for core aspects of influencer data. These platforms include technologies that provide some of the functionality required to operate the influencer marketing portion of our platform, as well as functionalities such as user traffic reporting, ad-serving, content delivery services, discovering services, and metrics. There can be no assurance that these providers will continue to make all or any of their technologies available to us on reasonable terms, or at all. Many of the social platforms offer their own competing marketplaces or services and may design their search and discovery algorithms to favor their own native content, advertising products, or creator marketplace offerings over third-party solutions such as ours. Changes to platform algorithms, ranking signals, or content discovery and display logic, including decisions to self-preference competing products in search results or reduce organic reach for content associated with third-party marketing platforms, could materially reduce traffic, content performance, and measurable return on investment for our marketers. Third-party social media platforms may start charging fees or otherwise change their business models in a manner that impedes our ability to use their technologies. In any event, we have no control over these companies or their decision-making for granting us access to their social media platforms or providing us with analytical data, and any material change in the current terms, costs, availability, algorithmic policy or use of their social media platforms or analytical data could adversely affect our business.
In response to U.S. regulatory actions, TikTok’s U.S. operations were divested into a majority-American-owned joint venture in January 2026 under the Protecting Americans from Foreign Adversary Controlled Applications Act, allowing the platform to continue operating in the United States with new governance and data security responsibilities. However, this transition and ongoing regulatory scrutiny could still result in changes to platform functionality, data access, costs, user engagement, or competitive dynamics that materially impact our business, and there can be no assurance that any platform will not impose restrictions or modify terms in a manner that adversely affects our operations or results of operations.
We are also dependent on search engines to drive discovery of, and traffic to, our platforms. Search engines may alter their ranking algorithms in ways that reduce the visibility of our platforms and services and disadvantages our website relative to competitors. Any such changes, or any determination by a search engine operator to self-preference its own competing marketplace or influencer marketing products in search or discovery results, could reduce traffic to our platforms, impair creator and marketer acquisition, and adversely affect our business and results of operations.
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
We have made certain public statements about our privacy practices concerning collecting, using, and disclosing creators’ personal information on our websites and platforms. Several Internet companies have incurred penalties for failing to abide by the representations made in their public-facing privacy notices. In addition, the United States state privacy law landscape has expanded significantly and continues to evolve at a pace that creates uncertainty and compliance complexity. All fifty states have enacted data breach notification laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide timely notice to consumers in the event of a security breach, with varying notice timing requirements, content specifications, and regulatory reporting obligations. Beyond breach notification, a growing number of states have enacted comprehensive consumer privacy rights laws, including the CCPA, as amended by the CPRA, and analogous laws in Virginia, Colorado, Connecticut, Utah, Florida, Texas, Oregon, Montana, Iowa, Delaware, Nebraska, New Hampshire, New Jersey, Tennessee, Minnesota, Maryland, Indiana, Kentucky, and Rhode Island that grant consumers rights to access, correct, delete, opt out of the sale or sharing of their personal data and opt out of profiling and targeted advertising. Several of these state statutes provide consumers with a private right of action for specified violations, which increases our potential litigation exposure independent of regulatory enforcement. The requirements of these laws vary by state and are subject to ongoing regulatory guidance and litigation that may alter compliance obligations. We are required to maintain privacy notices, honor consumer rights requests, conduct data processing assessments in certain jurisdictions, and implement technical and contractual safeguards with our vendors that satisfy these requirements. As more states enact or expand consumer privacy legislation, our compliance costs will increase, and our failure to comply, or to comply on a timely basis as new requirements take effect, could result in regulatory investigations, civil penalties, private litigation, and reputational harm that adversely affect our business and results of operations.
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
Our business depends on third-party tracking mechanisms in order to measure the performance of sponsored content and influencer campaigns. To the extent that the industry shifts away from third-party tracking mechanisms, our business could be adversely affected.
In addition to regulatory action regarding online privacy, the industry is also experiencing a structural shift away from third-party tracking mechanisms independent of regulatory mandates. Major web browser developers have announced or implemented the deprecation of third-party cookies, and mobile operating system providers, including Apple through its App

Tracking Transparency framework, have introduced opt-in consent requirements for cross-app tracking that have materially reduced the availability of device-level advertising identifiers. These changes limit our ability and the ability of our marketer customers to target, measure, and attribute the performance of sponsored content and influencer-driven campaigns. The loss of third-party cookies and persistent device identifiers may impair campaign measurement accuracy, reduce the precision of audience targeting, and increase the cost and difficulty of demonstrating marketing return on investment to our customers. To the extent our competitors are better positioned to operate in a cookieless or identifier-restricted environment, our competitive position may be adversely affected. In addition, changes to email platform policies, including the tightening of spam classification thresholds implemented by major inbox providers in 2024, have increased the risk that our email communications to creators and marketers, including campaign notifications, platform alerts, and marketing outreach, may be delayed, filtered, or blocked. Any deterioration in email deliverability could impair our ability to communicate with and retain platform participants, adversely affecting our business.
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
Our use of AI in our solutions may expose us to heightened cybersecurity risks, regulatory uncertainty and potential liability that could adversely affect our business.

We incorporate AI and machine learning capabilities into certain of our solutions offerings and internal business processes. The use of AI introduces risks that are distinct from, and in some respects greater than, those associated with traditional software, and these risks are rapidly evolving as the regulatory landscape, the technology, and adversarial exploitation techniques develop.
From a cybersecurity perspective, the proliferation of AI tools has materially expanded the sophistication and scale of cyberattacks. AI-enabled techniques are increasingly used to generate phishing communications, social engineering attacks, and credential-theft schemes that are harder to detect than prior methods. Our systems and those of our third-party vendors and platform partners may be targeted by such AI-enabled attacks, and our existing security controls may not be sufficient to detect or contain them. A successful attack leveraging AI-generated or AI-assisted techniques could result in unauthorized access to our systems or data, disruption of our operations, and significant financial and reputational harm.
From a legal and regulatory perspective, the development and deployment of AI is subject to an increasingly complex and rapidly evolving body of law. In the United States, federal agencies and a growing number of states have proposed or enacted requirements governing the use of AI in automated decision-making, content generation, and consumer-facing applications, including requirements related to transparency, bias assessment and testing, human oversight, and consumer notification. The European Union’s AI Act imposes requirements on AI systems used in certain high-risk contexts and may affect our operations or the operations of our marketer and creator customers to the extent they use our AI-assisted tools in regulated contexts. We cannot predict the final form, scope, or timing of these regulatory developments, and compliance may require us to alter our products, modify our data practices, or incur significant additional costs.
AI-generated content used in influencer marketing campaigns, including copy, images, video and other creative assets produced with the assistance of generative AI tools, may also implicate intellectual property rights of third parties. AI models trained on third-party data or content may generate outputs that infringe existing copyrights, trademarks, or other proprietary rights, and the legal frameworks governing such infringement are unsettled. We or our customers and third-party contractors could be subject to claims of IP infringement arising from AI-generated campaign content, and the defense or resolution of such claims could be costly and time-consuming.
Additionally, AI systems can reflect biases present in their training data, which could result in outputs that are discriminatory, misleading, or otherwise harmful, potentially exposing us to claims under consumer protection, civil rights, or advertising standards laws. If our AI-assisted tools or our customers' use of them results in discriminatory outcomes or other harms, we could face regulatory action, litigation, or reputational damage that adversely affects our business.
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
We believe our future success will depend upon our ability to retain our key management personnel, who have unique knowledge regarding the influencer marketing space, business contacts, system design, and development expertise regarding our platforms that would be difficult to replace. If we are unable to retain key members of our management team, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic decisions, if we do not successfully manage the subsequent transition to new leadership.
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
Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company, including enabling the Board to issue preferred stock with voting, conversion and exchange rights that may negatively affect the voting power or other rights of our common stockholders. In addition, we are subject to certain provisions of Nevada law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders. In addition, on May 28, 2024, the Board declared a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) per share of common stock. Each Right initially entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Shares”) at a price of $8.25 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights expired on May 28, 2025. The Board declared the dividend and adopted the rights agreement containing the description and terms of the Rights, to protect stockholders from coercive or otherwise unfair takeover tactics. If we were to declare a dividend of preferred share purchase rights again in the future, such rights may have the effect of delaying or discouraging a merger, tender offer, or assumption of control of the Company not approved by the Board. As a result, whether due to an issuance of preferred share purchase rights or provisions in our charter and under Nevada law, acquisitions of us that our shareholders may consider in their best interests may not occur.
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
     As of March 12, 2026, we had 17,336,121 shares of our common stock issued and outstanding, which excludes outstanding stock options to purchase 14,518 shares of our common stock at an average exercise price of $13.00 per share and unvested restricted stock units of 1,676,939 shares with an intrinsic value of $4.9 million. We also have reserved 315,759 shares of common stock under our May 2011 Equity Incentive Plan for issuing stock options, restricted stock, or other awards to purchase or receive, and 52,992 shares of common stock available for issuance under our 2014 Employee Stock Purchase Plan.
On November 30, 2023, the IZEA Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA or its subsidiaries, including employment inducements in connection with acquisition transactions. Under the Inducement Plan, IZEA may grant restricted stock units (“RSUs”), including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of IZEA common stock. As permitted by Rule 5635(c)(4) of the Nasdaq Listing Rules, the Inducement Plan was adopted without stockholder approval. As of March 12, 2026, an aggregate of 50,000 RSUs, net of forfeitures are outstanding under the Inducement Plan.
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
Since our common stock started trading on the Nasdaq Capital Market, it has been relatively thinly traded, and at times, been subject to price volatility. Recently, from January 1, 2025, to December 31, 2025, the closing price of our common stock ranged from a low of $1.71 on April 21, 2025, to a high of $5.70 on October 15, 2025. During the year ended December 31, 2025, the closing price of our common stock averaged $3.35 with an average daily trading volume of 92,842 shares.
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

Geopolitical instability, including ongoing conflicts in Ukraine and the Middle East and broader global tensions, may adversely affect global economic conditions and capital markets, which could have a material negative impact on our business, results of operations, financial condition, and cash flows in the future.
Geopolitical instability continues to create uncertainty and risk for global economic conditions and business operations. While we do not conduct business directly in Ukraine or Russia and only conduct limited business connected to the Middle East, ongoing conflicts and broader geopolitical tensions may result in sanctions, trade restrictions, supply chain disruptions, and increased regulatory complexity affecting companies operating in the United States and internationally. These developments may adversely impact global economic conditions and capital markets. A sustained economic slowdown could lead our customers to reduce or delay marketing spend, cancel or scale back existing bookings, and otherwise limit discretionary expenditures, which could negatively affect our revenue and operating results.
In addition, heightened geopolitical tensions have increased the risk of cyber threats from both state-sponsored and non-state actors. Government agencies, including the U.S. Cybersecurity and Infrastructure Security Agency (“CISA”), continue to warn of elevated cyber risks to U.S. companies and critical infrastructure. Although we do not believe we are a specific target, the overall threat environment has intensified, and we must remain vigilant in maintaining strong information security controls and protecting our systems and data, including the information of our employees, vendors, and customers. A successful cyber-attack, data breach, or other security incident could disrupt our operations, result in financial loss, damage our reputation, and have an adverse effect on our business, financial condition, and results of operations.
Public company compliance may make it more difficult to attract and retain officers and directors.
    The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these rules and regulations to create compliance costs and make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more complex and costly for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.
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
To date, risks from cybersecurity threats have not previously materially affected us, and we currently are not aware of risks from cybersecurity threats that are reasonably likely to materially affect us, including our business, strategy, results of operations or financial condition. However, as discussed more fully under “Item 1A – Risk Factors”, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all cyber security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Governance
Role of Management
    IZEA’s Chief Executive Officer, General Counsel, Senior Vice President of Engineering, and Senior Manager of Development Operations (“DevOps”) jointly manage our cybersecurity risk management processes. Our CEO and SVP of Engineering have extensive experience in information technology.
We have established a Security Council, which includes our CEO, CFO, General Counsel, SVP of Engineering, Senior Manager of DevOps, and other senior participants as appropriate. The Security Council meets quarterly to review cybersecurity and information security matters and has primary management oversight responsibility for assessing and managing information security, fraud prevention, vendor compliance, data protection and privacy, and cybersecurity risks. The Security Council also provides periodic updates to senior leadership and the Board regarding cybersecurity risk management and related matters.
We have a security incident response framework in place and we refer to it as part of our process to keep our management and Board of Directors informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The framework is a set of coordinated procedures and tasks that our incident response team, under our CEO's direction, executes to ensure timely and accurate resolution of cybersecurity incidents. Our cybersecurity framework includes regular compliance assessments with our policies, standards, and applicable state and federal statutes and regulations. In addition, we validate compliance with our internal data security controls through security monitoring utilities and internal and external audits.
Role of the Board of Directors
The Board of Directors Audit Committee is responsible for the primary oversight of our information security and cybersecurity programs. The Audit Committee receives periodic reports from our CEO and General Counsel on cyber risks and threats, the status of initiatives to enhance our information security systems, assessments of our security posture across the enterprise, and insights into emerging threats. Additionally, the CEO reports to the Audit Committee on our Company-wide enterprise risk assessment, including evaluating cyber risks and threats. The Chair of the Audit Committee subsequently informs the full Board of these cybersecurity matters and key discussion topics and meeting materials and recommends updates to our information security policies and programs for Board approval.
ITEM 2 - PROPERTIES
As a virtual-first employer, we do not have any leased properties. Our corporate mailing address is 1317 Edgewater Dr. #1880, Orlando, Florida 32804.
ITEM 3 – LEGAL PROCEEDINGS
From time to time, we may become involved in lawsuits and other legal proceedings arising in the ordinary course of our business. Litigation is subject to inherent uncertainties and adverse results in any litigation that may occur from time to time that may harm our business. As of March 12, 2026, we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
Our common stock is listed on the Nasdaq Capital Market under the symbol IZEA. As of March 12, 2026, we had approximately 115 shareholders of record of our common stock. This figure does not include beneficial owners whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
On November 30, 2023, the Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”), allowing for the issuance of a total of 1.8 million shares of IZEA common stock to new employees of IZEA and its subsidiaries. On December 1, 2023, the Company issued 328,354 performance-based grants under the Inducement Plan to five employees of Hoozu in conjunction with the acquisition of Hoozu, which grants were subsequently deemed to be forfeited for non-performance in conjunction with the December 2024 Hoozu divestiture. On October 15, 2024, the Company granted 50,000 shares in conjunction with the employment of our Chief Talent Officer. The shares issued under the Inducement Plan were issued in reliance up on exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. Shares associated with the Inducement Plan were registered on March 27th, 2025, under Form S-8.
Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan(2)
October 2025	—	$—	—	$8,675,299
November 2025	—	—	—	8,675,299
December 2025	—	—	—	8,675,299
Total as of December 31, 2025	—	$—	—	$8,675,299
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
(2) Dollar amounts in this column equal the number of shares remaining available for purchase under the stock repurchase program as of the last date of the applicable period month multiplied by the monthly average price paid per share.

ITEM 6 - RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
IZEA Worldwide, Inc. (“IZEA”, “Company,” “we”, “us” or “our”) is a technology-enabled influencer marketing company that delivers creator economy solutions for marketers through managed services supported by proprietary technology. We provide value by managing custom content workflows, creator discovery and engagement, campaign execution, analytics, and payment processing. Our mission is to deliver creator economy solutions for marketers by facilitating effective collaboration between brands and creators.
IZEA pioneered the concept of an influencer marketplace in 2006 with the launch of PayPerPost, helping establish the foundation for modern influencer marketing. Today, we primarily serve enterprise brands and agencies across a range of industries, while also supporting small- and mid-sized businesses and independent creators. Our services include influencer marketing programs, customer-generated content, and custom content creation, delivered through technology-enabled managed services.
Our proprietary technology platform supports the delivery and management of influencer marketing programs at scale. IZEA Flex is our flagship platform and is used primarily by our internal teams to manage campaign workflows, creator relationships, compliance, budgeting controls, and performance measurement. Customers may be provided access to certain platform capabilities in connection with managed services engagements to facilitate collaboration, approvals, and visibility into campaign activity and results.
Our technology platform also includes capabilities that facilitate creator discovery and engagement, including functionality historically made available through online marketplace environments such as IZEA.com. In addition, we have developed AI-enabled tools, including FormAI, designed to support content creation and operational efficiency within the influencer marketing process. These technology capabilities are integrated into our broader platform and are primarily used to support the delivery of managed services.
Leadership and Strategy Transition
On September 6, 2024, the Board of Directors appointed Patrick J. Venetucci as Chief Executive Officer following the resignation of Edward H. (Ted) Murphy. Under the terms of their respective separation agreements, both Mr. Murphy and Ryan S. Schram, President, Chief Operating Officer, and Director, resigned their Director positions as of September 6, 2024, and their executive positions effective September 15, 2024. Neither resignation stemmed from any disagreement with the Company's management or Board.
Concurrently, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GP Cash Management, Ltd., GP Investments, Ltd., Rodrigo Boscolo, and Antonio Bonchristiano (collectively, the "GP Parties"). As part of this agreement, the Company’s Board of Directors (the “Board”) appointed Mr. Bonchristiano and Mr. Boscolo as directors, filling the vacancies created by the departures of Ted Murphy and Ryan Schram. Mr. Bonchristiano serves on the Compensation Committee and the Nominations and Corporate Governance Committee. Messers Bonchristiano and Boscolo serve on the newly created Strategy and Capital Allocation Committee.
During the fourth quarter of 2024, the Company began executing a strategic realignment intended to accelerate its path to profitability and improve operational focus. These actions included the divestiture of non-core and unprofitable investments, targeted workforce reductions, primarily in product development and marketing functions, and organizational changes to better align sales and customer delivery teams into industry verticals to target growth opportunities and improve account management and customer retention. As a part of the realignment, the Company completed the divestiture of Hoozu Holdings on December 18, 2024 and centralized its sales and client development operations to serve domestic and international markets primarily from its North American hub.
Throughout 2025, management continued to operate under this revised organizational and strategic framework, with an emphasis on cost discipline, operational efficiency, enterprise customer focus, and technology-enabled service delivery. In connection with these efforts, the Company strengthened its sales and enterprise service delivery organizations by adding experienced industry professionals to support enterprise customer engagement and ensure consistent, higher-level execution. The Company believes these actions have improved its ability to manage expenses, align resources with near-term opportunities, and support sustainable profitability.
Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.

Revenue
We generate revenue primarily from our Managed Services, when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services. We also generate a limited amount of SaaS Services Revenue, which is revenue from access to certain features of our proprietary platforms, as well as related transaction and miscellaneous fees.
Cost of Revenue
Our cost of revenue consists primarily of direct costs paid to our third-party creators who provide the custom content, influencer marketing, or amplification services for our Managed Service customers, for which revenue is reported on a gross basis. Cost of revenue also includes internal costs for our campaign fulfillment and customer support, including salaries, bonuses, commissions, stock-based compensation, employee benefit costs, and personnel-related costs incurred to support service delivery and fulfill our customer contractual obligations.
Sales and Marketing
Our sales and marketing expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefit costs, travel, and other personnel-related costs for our sales, account management, and marketing teams. These expenses also include costs for brand marketing activities, public relations, industry events, marketing materials, and other demand-generation efforts to support customer acquisition and account expansion.
General and Administrative
Our general and administrative (“G&A”) expenses consist primarily of salaries, bonuses, commissions, stock-based compensation, employee benefits, and other personnel-related expenses for our executive, finance, legal, human resources, and other administrative functions. G&A also includes travel, public company and investor relations costs, accounting and legal professional services fees, and other corporate-related expenses.
G&A includes technology and development costs associated with maintaining and enhancing our proprietary technology platform. These costs consist primarily of payroll costs for internal engineers and contractors, as well as hosting and software subscription expenses. Technology and development costs are expensed as incurred, except for qualifying internal-use software development costs, which are capitalized and recorded as software development costs on the consolidated balance sheet. Depreciation and amortization related to these capitalized costs are reflected separately in the consolidated statements of operations and comprehensive loss.
G&A expenses include current-period gains and losses on our acquisition costs payable and on the sale of fixed assets. Impairments on fixed assets, intangible assets, and goodwill, are included as part of G&A expenses presented separately in our consolidated statements of operations and comprehensive loss when deemed material.
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

Results of Operations for the Years Ended December 31, 2025 and 2024
The following table summarizes our consolidated statements of operations and presents the period-to-period changes.

	Twelve Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$31,237,853	$35,881,010	$(4,643,157)	(13)%

Costs and expenses:
Cost of revenue	16,227,120	21,204,204	(4,977,084)	(23)%
Sales and marketing	4,316,615	12,125,066	(7,808,451)	(64)%
General and administrative	11,916,572	16,743,046	(4,826,474)	(29)%
Impairment expense	—	4,130,477	(4,130,477)	(100)%
Depreciation and amortization	636,386	1,159,161	(522,775)	(45)%
Total costs and expenses	33,096,693	55,361,954	(22,265,261)	(40)%
Loss from operations	(1,858,840)	(19,480,944)	17,622,104	(90)%
Other income (expense):
Change in fair value of digital assets	—	28,414	(28,414)	(100)%
Interest expense	(6,403)	(8,129)	1,726	(21)%
Loss on divestiture	—	(2,286,083)	2,286,083	(100)%
Other income (expense), net	1,907,569	2,499,835	(592,266)	(24)%
Total other income (expense), net	1,901,166	234,037	1,667,129	712%
Net income (loss) before income taxes	42,326	(19,246,907)	19,289,233	(100)%
Tax benefit	—	394,646	(394,646)	(100)%
Net income (loss)	$42,326	$(18,852,261)	$18,894,587	(100)%
Revenue
Revenue totaled $31.2 million for the year ended December 31, 2025, compared to $35.9 million for the year ended December 31, 2024. This represents a decrease of $4.6 million, or 12.9%, year over year. The prior-year period included $3.4 million from Hoozu, which was divested in December 2024 and did not contribute in 2025. The decline primarily reflects the absence of Hoozu revenue, along with the Company’s deliberate shift toward growing our core enterprise customer base and reducing reliance on non-core, lower-margin customers. This shift supports our continued focus on enhancing the quality, sustainability, and long-term profitability of our revenue.
Cost of Revenue
For the year ended December 31, 2025, cost of revenue was $16.2 million, a decrease of $5.0 million, or approximately 23.5%, compared to the same period in 2024. The reduction was primarily attributable due to the absence of Hoozu, which was included in the prior year period. Cost trends were also influenced by changes in customer mix resulting from the Company’s strategic repositioning, including the exit of certain lower-margin customer relationships. As a result, the Company’s remaining core enterprise business generated an improved gross margin percentage of 48.1% compared to 40.9% in the prior year.
Sales and Marketing
Sales and marketing expenses for the year ended December 31, 2025, decreased by $7.8 million, or approximately 64.4%, compared to the same period in 2024. Advertising expenses decreased due to a pause in current period advertising and promotional spending, lower payroll and related costs following our December 2024 targeted workforce reduction and decreased general contractor fees.
General and Administrative
General and administrative expenses for the year ended December 31, 2025, decreased by $4.8 million, or approximately 28.8%, compared to the same period in 2024. The decrease is primarily due to lower employee-related costs following executive departures in September 2024 and the targeted workforce reduction in December 2024, reduced use of external contractors, decreased professional service fees, and lower software licensing expenses.

Impairment of Goodwill
In September 2024, the Company identified a triggering event related to changes in executive management and Board-level changes, including the Cooperation Agreement. As a result, the Company performed an interim goodwill impairment assessment using both the income approach (discounted cash flow method) and the market approach (guideline transaction method). The assessment determined that the carrying value of the Company’s IZEA reporting unit as of September 30, 2024, exceeded its fair value. Consequently, the Company recorded a $4.0 million impairment of goodwill related to prior IZEA acquisitions in September 30, 2024. Additionally, the Company conducted a qualitative assessment of the carrying value of its Hoozu reporting unit, which did not indicate impairment as of September 30, 2024.
Depreciation and Amortization
Depreciation and amortization expenses for the year ended December 31, 2025, decreased by $0.5 million, or approximately 45.1%, compared to the same period in 2024.
Depreciation expense on property and equipment was approximately $0.1 million for the year ended December 31, 2025, and $0.1 million for 2024, respectively.
Amortization expenses were approximately $0.5 million and $1.1 million for the year ended December 31, 2025 and 2024, respectively. Amortization expense related to internal-use software development costs was $0.5 million for 2025, down from $0.8 million in 2024, primarily due to accelerated amortization for certain software assets no longer in use in 2024. This adjustment reflects the Company’s ongoing review of its software portfolio to align with current operational needs and strategic objectives, ensuring that the carrying value of these assets accurately reflects their utility and contribution to the business.
Other Income (Expense)
Interest expense totaled $6,403 during the year ended December 31, 2025, compared to $8,129 in the prior year period.
Loss from divestiture of assets totaled $2.3 million during the year ended December 31, 2024. This loss resulted from the sale of the Hoozu business unit, including the derecognition of goodwill, intangible assets, and other associated assets. The divestiture was part of the Company’s strategic initiative to streamline its portfolio and focus resources on core growth areas.
Other income net totaled $1.9 million for the year ended December 31, 2025, compared to $2.5 million in the prior year, primarily due to lower investment portfolio income and a decline in money-market rates.
Net Income (Loss)
Net income (loss) for the year ended December 31, 2025 was $42,326, a $19.3 million improvement from the net loss of $19.2 million for the same period in 2024. The increase in net income was primarily driven by decreased operating costs in the current period.
Other Comprehensive Income (Loss)
Other comprehensive loss for the year ended December 31, 2025 was $0.2 million, a $0.5 million change from the prior year period. Changes to other comprehensive loss are primarily driven by changes in the fair value of our marketable securities and foreign currency translation adjustments.
Key Metric
We review the information provided by our key financial metric, Managed Services Bookings, to assess the progress of our business and make decisions on where to allocate our resources including sales capacity, marketing investments, and product development. As our business evolves, we may change the key financial metrics in future periods.
Managed Services Bookings
Managed Services Bookings is a measure of all sales orders received during a time period, less any cancellations received or refunds issued during the same period. Our sales contracts vary in complexity by customer and range from custom content delivery to integrated marketing services, with contract terms generally ranging from several months for smaller contracts up to twelve months for larger contracts.
We recognize revenue from our Managed Services contracts on a percentage-of-completion basis as we deliver the content and services over time. Historically, bookings have converted to revenue over an average of approximately six months. As we have entered into increasingly larger and more complex contracts, the average revenue conversion period lengthened to approximately 9 months, with the largest contracts taking longer to complete. For the years ended December 31, 2025 and 2024, the average time between bookings and revenue improved to an average of approximately seven months. Accordingly, while Managed Services Bookings is an indicator of the health of our business, it may not be used to predict quarterly revenues and may be subject to future adjustments.

We use the Managed Services Bookings metric to plan operational staffing, identify key customer group trends to enlighten go-to-market activities, and to support product development efforts. Managed Services Bookings for the years ended December 31, 2025 and 2024, were $25.7 million and $37.5 million excluding Hoozu, respectively. This decline reflects our intentional reduction in non-core customer activity, which accounted for the majority of the decline, rather than weakness in our enterprise business.
Non-GAAP Financial Measure
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
You should not consider Adjusted EBITDA in isolation or as a substitute for an analysis of our results of operations under GAAP. In addition, not all companies calculate Adjusted EBITDA in the same manner, which limits its usefulness as a comparative measure. Moreover, Adjusted EBITDA has limitations as an analytical tool, including that it:
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

The following table sets forth a reconciliation from the GAAP measurement of net income (loss) to our non-GAAP financial measure of Adjusted EBITDA for the years ended December 31, 2025, and 2024:

	Twelve Months Ended December 31,
	2025	2024
Net income (loss)	$42,326	$(18,852,261)
Impairment of goodwill and intangible assets	—	4,130,477
Adjustment to fair market value of digital assets	—	(28,414)
Non-cash stock-based compensation	1,493,588	2,744,537
Non-cash stock issued for payment of services	360,000	319,070
Depreciation and amortization	636,386	1,159,161
Loss on sale of subsidiary	—	2,286,083
Non-recurring charges	—	7,668
Other non-cash items	6,403	8,129
Interest income	(1,872,254)	(2,458,446)
Tax benefit (expense)	—	(400,750)
Adjusted EBITDA	$666,449	$(11,084,746)

Revenue	$31,237,853	$35,881,010
Adjusted EBITDA as a % of Revenue	2.1%	(30.9)%
Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms, marketing expenses, and general and administrative (“G&A”) expenses, including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $104.3 million as of December 31, 2025. While we have not yet achieved profitability, and we will continue to invest in areas we expect will help us grow, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $50.9 million as of December 31, 2025, compared to $44.6 million as of December 31, 2024. This increase of $6.2 million is primarily due to the maturation of certain investments.

	Twelve Months Ended December 31,
	2025	2024
Net cash (used for)/provided by:
Operating activities	$2,430,718	$(11,457,524)
Investing activities	5,571,777	19,778,914
Financing activities	(1,601,146)	(1,098,893)
Effect of exchange rate changes on cash	(158,967)	(24,757)
Net increase in cash and cash equivalents	$6,242,382	$7,197,740
Net cash provided by operating activities was $2.4 million during the year ended December 31, 2025, primarily driven by non-cash expenses, including stock-based compensation and depreciation and amortization, as well as improved collections reflected in a decrease in accounts receivable. Net cash provided by investing activities was $5.6 million during the year ended December 31, 2025, primarily due to the maturity of marketable securities. Net cash used for financing activities during the year ended December 31, 2025 was $1.6 million, primarily driven by stock repurchase activity and payments on shares withheld for statutory taxes.
Long-Term Liquidity
We anticipate that our operating expenses will increase over time to support higher revenue and the working capital financing required as we continue to expand our business. We currently believe that we have adequate cash and long-term investments to fund our business growth for the next twelve months; however, should additional capital become necessary, we expect these funds would be financed predominantly through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could significantly depend upon our ability to obtain the funding necessary to support our operations.
Financial Condition and Outlook
Beginning in early in 2025, we implemented a new account management model, redirecting our focus and resources primarily toward larger, more valuable recurring accounts - our core enterprise customers - while reducing the selling and delivery resources previously devoted to cost-intensive, lower-value or project-based accounts with limited repeat business. This strategic realignment reduced current-year contract bookings while significantly improving profitability and strengthening our foundation for sustainable growth. We believe that our bookings will show comparative growth beginning in early 2026.
We initiated a structured transition during the fourth quarter of 2025 for our non-enterprise customers into a new small and mid-sized business (“SMB”) service model; this targeted approach will allow us to serve a narrower set of these customers profitably, while maintaining strategic alignment with our enterprise objectives.
Revenue from Managed Services, excluding Hoozu, decreased 2.1% for the year ended December 31, 2025, compared to the prior-year period. This decrease reflects a deliberate shift away from smaller, non-strategic accounts and a greater focus on growing our enterprise customer base.
We implemented significant cost savings beginning in December 2024 and continuing into 2025 to align operating expenses with anticipated revenue and accelerate our path to profitability. These actions were effective, resulting in a $11.8 million improvement in EBITDA during the year ended December 31, 2025, improving from a $11.1 million negative adjusted EBITDA in 2024 to a positive $0.7 million adjusted EBITDA in 2025.
We expect growth opportunities in our core enterprise accounts, along with other business development activities, to support profitable organic growth over the next twelve months, although growth may not occur consistently each quarter. As managed services revenue is recognized over time and typically lags contract bookings by approximately seven months, our results for the first half of 2025 included revenue recognized from non-core customer contracts booked in 2024 that remained in backlog at the start of 2025. As those contracts have rolled off, we expect year-over-year revenue comparisons in the first half of 2026 to be lower. We anticipate more favorable comparisons in the second half of 2026 as revenue increasingly reflects our current mix of core enterprise engagements.
Operating expenses are expected to increase gradually as we invest in expansion; however, we believe our current cost structure is better aligned to scale efficiently, limiting the recurrence of historical cash losses and reducing the strain on working capital as the business grows.
We believe our cash and cash equivalents are sufficient to fund planned growth initiatives over the next twelve months. If additional capital is needed, we expect to obtain it primarily through equity, equity-linked, or debt financing until our operations generate sufficient profitability to meet ongoing capital requirements.
Off-Balance Sheet Arrangements
The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2025.
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
Accounts Receivable and Concentration of Credit Risk
Accounts receivable includes trade receivables, contract assets, and an allowance for credit losses. Trade receivables represent customer obligations arising from standard credit terms, which contract assets reflect revenue earned but not yet invoiced.
We determine the collectability of accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We continue to monitor these factors and adjust our credit and collection policies as necessary to address evolving market conditions and potential risks to financial performance. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, we will either write off the amount owed or provide a reserve based on our best estimate of the uncollectible portion of the account. We assess collectability risk both generally and by specific aged invoices. Our loss history informs a general reserve percentage, which we apply to all invoices less than 90 days from the invoice due date, currently 1% of the outstanding balance. The general reserve, which we update periodically, recognizes that some invoices will likely become a collection risk. When an invoice ages 90 days past its due date, we consider each invoice to determine a reserve for collectability based on our prior history and recent communications with the customer, to determine a reserve amount. Generally, our reserve for such aged invoices will approach 100% of the invoice amount.
At December 31, 2025, our allowance for credit losses was $0.1 million, compared to $0.2 million at December 31, 2024. During the year, we wrote off approximately $0.1 million of accounts receivable that had been fully reserved in prior periods by applying the related allowance for credit losses. As a result, this activity had no impact on the consolidated statements of operations. We believe the allowance is reasonable; however, actual results may differ based on changes in customer financial condition or broader economic conditions.
The concentration of credit risk in accounts receivable is typically limited because many geographically diverse customers make up our customer base, thus spreading the trade credit risk. We manage credit risk through credit approvals, credit limits, and ongoing monitoring of customer balances, and generally do not require collateral. While the customer base is diversified, certain concentrations exist. At December 31, 2025, we had two customers each who accounted for 12.4% and 12.5% of total accounts receivable. At December 31, 2024, we had two customers each who accounted for 14.2% and 23.5% of total accounts receivable. These concentrations are monitored closely as part of the Company’s overall credit risk management process.
Software Development Costs
In accordance with ASC 350-40, Internal-Use Software, we capitalize certain costs incurred to develop and enhance internally developed software used to support our managed services and internal operations. Software development activities are generally categorized into three stages: (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage.
Costs incurred during the research and planning stage and the post-implementation stage, as well as maintenance and other development costs that do not qualify for capitalization, are expensed as incurred. Costs incurred during the application and development stage, including those related to significant enhancements and upgrades, are capitalized. Capitalized costs include personnel and related employee benefit costs for employees and consultants directly involved in software development, as well as external direct costs of materials used in developing the software. The Company also capitalizes qualifying costs associated with cloud computing arrangements (“CCAs”).
As of December 31, 2025, capitalized software development costs, net of accumulated amortization, totaled $2.3 million and are recorded as Software Development Costs in the consolidated balance sheet. The Company does not transfer ownership of its software to third parties. Capitalized software development costs and CCA-related assets are amortized on a straight-line basis over an estimated useful life of five years, beginning when the software or related functionality is available for its intended use.
The Company evaluates capitalized software development costs for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If an asset group is determined to be impaired, an impairment loss is recognized for the amount by which the carrying value exceeds fair value in the consolidated statements of operations and comprehensive loss.
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
In September 2024, the Company identified a triggering event related to changes in executive management and Board-level changes, including the Cooperation Agreement. As a result, the Company conducted an interim goodwill impairment test. The test utilized the income approach (discounted cash flow method) and the market approach (guideline transaction method) to evaluate the fair value of the Company’s IZEA reporting unit. The assessment determined that the carrying value of goodwill exceeded the fair value, resulting in a $4.0 million goodwill impairment charge recorded in the year ended December 31, 2024.
The Company completed the divestiture of the Hoozu business unit in December 2024, resulting in the derecognition of $1.3 million in goodwill attributed to the unit as a part of the net loss on divestiture. As a result, the Company had no goodwill on its balance sheet as of December 31, 2025 and 2024.
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
In September 2024, we converted all our digital assets to USD, following ASC 610-20 guidance to record the excess over carrying value as a gain.
Indefinite-lived intangible assets are initially carried at the value determined in accordance with FASB ASC 350-30-30-1 and are not subject to amortization. Historically, they have been tested for impairment annually or more frequently if events or changes in circumstance indicate that the assets are more likely than not impaired. In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires fair value measurement of certain crypto assets each reporting period, with the changes in fair value reflected in net income. The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning December 15, 2024, with early adoption permitted. The Company adopted this guidance effective January 1, 2025.
Revenue Recognition
We generate revenue primarily from our Managed Services when a marketer (typically a brand, agency, or partner) pays us to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”); we also generate a limited amount of SaaS Services Revenue, which is revenue from access to certain features of our proprietary technology platforms and related transaction-based fees.
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when control of promised services or access to platform capabilities is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.
In applying ASC 606, the Company identifies the contract with the customer, determines the performance obligations within the contract, establishes the transaction price, allocates the transaction price to the identified performance obligations, and recognizes revenue as those performance obligations are satisfied. The Company applies this model only to contracts for which it is probable that the consideration to which it is entitled will be collected.
At contract inception, the Company evaluates whether it acts as a principal or an agent for each identified performance obligation. For arrangements in which the Company acts as a principal, revenue is reported on a gross basis and reflects the amount paid by the marketer for campaign execution, content creation, sponsorship, promotion, and other related services, with amounts paid to third-party creators recorded as cost of revenue. For arrangements in which the Company acts as an agent, revenue is reported on a net basis and reflects the Company’s fee for facilitating the transaction between marketers and creators.
We enter into separate contractual arrangements with marketers and content creators, typically in the form of master agreements or terms of service that govern the overall relationship, supplemented by statements of work that define the specific services to be performed, pricing, and other relevant terms. Statements of work generally establish a fixed transaction price for the services provided.
Marketers who contract with us to manage their advertising campaigns or custom content requests may prepay for services or request credit terms, and payment terms are typically 30 days from the invoice date. Contractual arrangements may provide for a non-refundable deposit or a cancellation fee if the customer cancels the agreement prior to completion of the services. Amounts billed in advance of completed services are recorded as contract liabilities and recognized as revenue as the related performance obligations are satisfied. We assess collectability at contract inception and on an ongoing basis, considering factors such as the customer’s creditworthiness, payment history, and transaction history.
Managed Services Revenue
Managed Services arrangements where we act as principal generally involve integrated influencer marketing campaigns and custom content delivered over contractual periods that typically range from one day to one year. These arrangements may include campaign strategy, creator sourcing and management, content development, amplification, and performance measurement.
Managed Services are generally accounted for as a single performance obligation that is satisfied over time as customers simultaneously receive and consume the benefits of the services. Revenue is typically recognized using an input method based on costs relative to total expected costs. Services are generally performed over periods ranging from one day to one year.
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the award’s fair value, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. Options typically vest ratably over four years, with one-fourth of options vesting one year from the date of grant and the remaining options vesting monthly, in equal increments over the remaining three-year period and generally having five or ten-year contract lives. We use the simplified method to estimate the expected term of employee stock options. We do not believe historical exercise data will provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes employees exercise share options evenly over the period from vesting through expiration. We use the closing price of our common stock on the grant date as the fair value of our common stock. For issuances after June 30, 2019, we estimate the volatility of our common stock at the grant date based on the stock's volatility over the period. For issuances on or before June 30, 2019, we estimated the volatility of our common stock at the date of grant based on the volatility of comparable peer companies that were publicly traded and had a longer trading history than us. We determine the expected life based on historical experience with similar awards, considering the contractual terms, vesting schedules, and post-vesting forfeitures. We use the risk-free interest rate implied by the current yield on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid cash dividends on our common stock and do not anticipate paying any in the foreseeable future. We estimate forfeitures when recognizing compensation expense. This estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
     Total stock-based compensation expense recorded in our consolidated statements of operations during the years ended December 31, 2025, and 2024 were $1.5 million and $2.3 million, respectively.
At December 31, 2025, 19,269 stock options were outstanding with a weighted-average exercise price of $11.76 per share. All outstanding options were fully exercisable at the same weighted-average price. The intrinsic value of both the outstanding and exercisable options was $535 at December 31, 2025.
As of December 31, 2025, we had unvested restricted stock units representing 1,770,927 shares of common stock with an intrinsic value of $6.4 million and we did not have any unvested shares of restricted stock.
As of December 31, 2025, we had time-based restricted stock unit awards granted under the Company’s 2023 Inducement Plan with certain new hires, representing 50,000 shares of common stock with an intrinsic value of $0.1 million.
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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IZEA Worldwide, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of IZEA Worldwide, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income ( loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Charlotte, North Carolina
March 17, 2026

IZEA Worldwide, Inc.
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,886,850	$44,644,468
Accounts receivable, net	3,398,479	7,781,824
Prepaid expenses	830,509	1,079,045
Short term investments	—	6,427,488
Other current assets	9,002	97,215
Total current assets	55,124,840	60,030,040

Property and equipment, net of accumulated depreciation	17,131	103,574
Software development costs, net of accumulated amortization	2,335,745	2,086,660
Total assets	$57,477,716	$62,220,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$779,434	$1,511,747
Accrued expenses	3,050,995	3,734,123
Contract liabilities	4,729,767	8,188,651
Total current liabilities	8,560,196	13,434,521

Finance obligation, less current portion	—	4,034
Total liabilities	$8,560,196	$13,438,555

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 18,150,878 and 17,518,018, respectively, shares outstanding: 17,261,755 and 16,931,169, respectively.	1,815	1,752
Treasury stock at cost: 889,123 and 586,849 shares at December 31, 2025 and December 31, 2024, respectively	(2,344,698)	(1,622,065)
Additional paid-in capital	155,568,812	154,593,800
Accumulated deficit	(104,254,729)	(104,297,055)
Accumulated other comprehensive income (loss)	(53,680)	105,287
Total stockholders’ equity	48,917,520	48,781,719
Total liabilities and stockholders’ equity	$57,477,716	$62,220,274

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2025	2024
Revenue	$31,237,853	$35,881,010

Costs and expenses:
Cost of revenue	16,227,120	21,204,204
Sales and marketing	4,316,615	12,125,066
General and administrative	11,916,572	16,743,046
Depreciation and amortization	636,386	1,159,161
Impairment of goodwill	—	4,130,477
Total costs and expenses	33,096,693	55,361,954

Income (loss) from operations	(1,858,840)	(19,480,944)

Other income (expense):
Change in the fair value of digital assets	—	28,414
Interest expense	(6,403)	(8,129)
Loss on divestiture	—	(2,286,083)
Other income (expense), net	1,907,569	2,499,835
Total other income (expense), net	1,901,166	234,037

Net income (loss) before income taxes	42,326	(19,246,907)
Tax benefit	—	394,646
Net income (loss)	$42,326	$(18,852,261)

Weighted average common shares outstanding – basic	17,261,755	17,067,995
Basic income (loss) per common share	$0.00	$(1.10)

Weighted average common shares outstanding - diluted	18,302,209	17,067,995
Diluted income (loss) per common share	$0.00	$(1.10)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Twelve Months Ended December 31,
	2025	2024
Net income (loss)	$42,326	$(18,852,261)

Other comprehensive income (loss)
Unrealized gain (loss) on securities held	(12,209)	262,800
Unrealized gain (loss) on currency translation	(146,758)	127,296
Reclassification of foreign currency translation adjustment to income	—	(34,218)
Total other comprehensive income (loss)	(158,967)	355,878

Total comprehensive loss	$(116,641)	$(18,496,383)

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	16,602,155	1,660	$152,027,110	$(1,019,997)	$(85,444,794)	$(250,591)	$65,313,388
Stock purchase plan & option exercise issuances	71,611	7	92,894	—	—	—	92,901
Stock issued for payment of services	125,863	13	319,057	—	—	—	319,070
Stock-based compensation	967,721	97	2,744,440	—	—	—	2,744,537
Shares withheld to cover statutory taxes	(249,332)	(25)	(589,701)	—	—	—	(589,726)
Treasury stock	—	—	—	(602,068)	—	—	(602,068)
Foreign currency translation adjustment	—	—	—	—	—	93,078	93,078
Unrealized gain (loss) on securities held	—	—	—	—	—	262,800	262,800
Net loss	—	—	—	—	(18,852,261)	—	(18,852,261)
Balance, December 31, 2024	17,518,018	1,752	$154,593,800	$(1,622,065)	$(104,297,055)	$105,287	$48,781,719
Stock purchase plan & option exercise issuances	21,654	2	46,740	—	—	—	46,742
Stock issued for payment of services	122,892	12	359,988	—	—	—	360,000
Stock-based compensation	715,522	72	1,493,516	—	—	—	1,493,588
Shares withheld to cover statutory taxes	(227,208)	(23)	(791,215)	—	—	—	(791,238)
Stock issuance costs	—	—	(134,017)	—	—	—	(134,017)
Treasury stock	—	—	—	(722,633)	—	—	(722,633)
Foreign currency translation adjustment	—	—	—	—	—	(146,758)	(146,758)
Unrealized gain (loss) on securities held	—	—	—	—	—	(12,209)	(12,209)
Net income	—	—	—	—	42,326	—	42,326
Balance, December 31, 2025	18,150,878	1,815	$155,568,812	$(2,344,698)	$(104,254,729)	$(53,680)	$48,917,520

See accompanying notes to the consolidated financial statements.

IZEA Worldwide, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$42,326	$(18,852,261)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Adjustment to fair market value of digital assets	—	(28,414)
Depreciation	86,443	105,281
Amortization	549,943	1,053,880
Impairment of goodwill	—	4,130,477
Deferred tax benefit	—	(400,750)
Stock-based compensation	1,493,588	2,744,537
Value of stock issued for payment of services	360,000	319,070
Loss on divestiture	—	2,115,352
Changes in operating assets and liabilities:
Accounts receivable	4,383,345	(3,352,839)
Prepaid expenses and other current assets	336,747	(264,655)
Accounts payable	(732,313)	207,995
Accrued expenses	(630,477)	787,809
Contract liabilities	(3,458,884)	(23,006)
Net cash provided by (used in) operating activities	2,430,718	(11,457,524)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(203,403)
Payment for divestiture	—	73,528
Proceeds from investment maturities	6,427,488	20,580,365
Proceeds from the sale of digital assets	—	191,318
Capitalization of software development costs	(799,028)	(789,001)
Purchase of PPE	(56,683)	(74,985)
Proceeds from the sale of PPE	—	1,092
Net cash provided by investing activities	5,571,777	19,778,914
Cash flows from financing activities:
Proceeds from exercise of stock options & ESPP issuances	46,742	92,901
Purchase of treasury stock	(722,633)	(602,068)
Stock issuance costs	(134,017)	—
Payments on shares withheld for statutory taxes	(791,238)	(589,726)
Net cash used in financing activities	(1,601,146)	(1,098,893)
Effect of exchange rate changes on cash	(158,967)	(24,757)
Net increase in cash and cash equivalents	6,242,382	7,197,740
Cash and cash equivalents, beginning of period	44,644,468	37,446,728
Cash and cash equivalents, end of period	$50,886,850	$44,644,468

Supplemental cash flow information:
Interest paid	$6,403	$8,129

Supplemental non-cash activities:
Fair Value of common stock issued for services	$360,000	$319,070

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
The Company helps power the creator economy by enabling marketers to engage creators to produce and distribute content across digital channels through technology-enabled managed services that support influencer and content marketing campaigns. The Company’s current focus is on delivering full-service solutions tailored to client needs.
Principles of Consolidation
The consolidated financial statements include the accounts of IZEA Worldwide, Inc. and its wholly-owned subsidiaries from their subsidiaries’ acquisition, merger, or formation dates, as applicable. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. Deposit balances exceeding the various limits were approximately $50.3 million and $44.2 million as of December 31, 2025 and December 31, 2024, respectively.
Investment in Debt Securities
The Company’s investments in debt securities are carried at either amortized cost or fair value, with the cost basis determined by the specific identification method. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. All other debt securities are classified as either trading or available-for-sale and carried at fair value.
Realized and unrealized gains and losses on trading debt securities, as well as realized gains and losses on available-for-sale debt securities, are included in net income. Unrealized gains and losses on available-for-sale debt securities, net of tax, are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss).
All debt securities matured as of June 30, 2025.
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables and contract assets, net of an allowance for credit losses. Trade receivables represent customer obligations arising from standard credit terms, while contract assets reflect revenue recognized but not yet invoiced. As of December 31, 2025, the Company reported net trade receivables of $3.4 million, comprised entirely of accounts receivable, with no contract assets. As of December 31, 2024, the Company had net trade receivables of $7.8 million, including $7.6 million of accounts receivable and $0.2 million in contract assets.
Management determines the collectability of accounts receivable by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company continues to monitor these factors and will adjust credit and collection policies as necessary to address evolving market conditions and potential risks to financial performance. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company assesses collectability risk both generally and by specific aged invoices. The Company’s loss history informs a general reserve percentage, which is applied to all invoices less than 90 days from the invoice due date, currently 1% of the outstanding balance. The general reserve, which is updated periodically, recognizes that some invoices will likely become a collection risk. When an invoice ages 90 days past its due date, the Company considers each invoice to determine a reserve for

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
collectability based on prior history and recent communications with the customer, to determine a reserve amount. Generally, the Company’s reserve for such aged invoices will approach 100% of the invoice amount.
The Company’s allowance for credit losses was $0.1 million as of December 31, 2025, compared to a reserve of $0.2 million at December 31, 2024. During the year, the Company wrote off approximately $0.1 million of accounts receivable that had been fully reserved in prior periods by applying the related allowance for credit losses. As a result, the allowance balance decreased, with no impact on the consolidated statements of operations. Management believes this estimate is reasonable, but there can be no assurance that the estimate will not change due to economic or business conditions within the industry, the individual customers, or the Company. Any adjustments to this account are reflected in the consolidated statements of operations as a general and administrative expense.
Concentrations of credit risk with respect to accounts receivable have been typically limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had two customers that accounted for 12.4% and 12.5%, respectively, of total accounts receivable as of December 31, 2025 and two customers that accounted for 14.2% and 23.5%, respectively, of total accounts receivable as of December 31, 2024. The Company had two customers that accounted for 13.4% and 13.8%, respectively, of its revenue during the year ended December 31, 2025, and two customers that accounted for 10.3% and 12.8% of its revenue during the year ended December 31, 2024.
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
Goodwill
Goodwill represents the excess of the consideration transferred for an acquired business over the fair value of the underlying identifiable net assets. Goodwill is not amortized and is assigned to reporting units that are expected to benefit from the synergies of the business combination.
The Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. An impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the carrying amount of goodwill.
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
As of December 31, 2025 and 2024, the Company had no goodwill recorded on its consolidated balance sheets.
Intangible Assets
Intangible assets with finite useful lives are recorded at cost and amortized on a straight-line basis over their estimated useful lives. The Company evaluates the recoverability of finite-lived intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds its fair value.
Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually, or more

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
frequently if events or changes in circumstances indicate that the asset may be impaired.
As of December 31, 2025 and 2024, the Company had no intangible assets recorded on its consolidated balance sheets. See “Note 5 – Intangible Assets” for additional information regarding intangible asset activity in prior periods.
Software Development Costs
In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software used to support its managed services and internal operations. Software development activities generally include a research and planning stage, an application and development stage, and a post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development are expensed as incurred, while costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized.
Capitalized costs include personnel and related employee benefits expenses for employees or consultants directly involved in software development, as well as certain external direct costs. The Company also capitalizes qualifying costs related to cloud computing arrangements (“CCAs”). Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of five years beginning when the software or related enhancements are placed in service.
The Company reviews the software development costs for impairment when events or changes indicate the carrying amounts may not be recoverable. Impairment losses, if any, are recognized in the consolidated statements of operations. In December 2024, the Company reviewed its software assets, wrote off fully amortized balances no longer active, and accelerated the amortization of certain software assets no longer in use, with further details provided in "Note 6 - Software Development Costs.”
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
Revenue Recognition
The Company generates revenue primarily from Managed Services when a marketer (typically a brand, agency, or partner) engages the Company to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”). The Company also generates a limited amount of revenue from access to certain platform features and related fees.
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized based on a five-step model as follows: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. Revenue is recognized when the control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled. The Company applies this guidance only to contracts for which it is probable that the Company will collect the consideration to which it is entitled.
The Company evaluates whether it acts as an agent or a principal for each identified performance obligation. For transactions in which the Company acts as a principal, revenue is reported on a gross basis and reflects the amount billed to the customer, with amounts it pays to third-party creators as a cost of revenue.
The Company enters into contractual arrangements with marketers and content creators, typically through master agreements or terms of service, supplemented by a statements of work that define the specific services and pricing. Transaction prices are generally fixed. Customers may prepay for services or be granted credit terms, with payment typically due within 30 days of the invoice date. Amounts billed in advance of services performed are recorded as contract liabilities and recognized as revenue as the related performance obligations are satisfied. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. The Company assesses collectability based on customer creditworthiness, payment history, and transaction history.
The Company’s costs to obtain customer contracts consist primarily of sales commissions and related payroll costs. The Company has elected the practical expedient under ASC 340-40 to expense incremental costs of obtaining a contract as incurred when the expected amortization period is one year or less. Accordingly, the Company does not capitalize costs to obtain customer contracts.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
Revenue from subscription or platform access arrangements (“SaaS” or “Software as a Service”), which represents an immaterial portion of the Company’s consolidated revenue, is recognized on a straight-line basis over the contractual term.
Managed Services Revenue
Managed Services arrangements may include integrated marketing campaigns delivered through digital and social media channels. Marketers typically engage the Company to generate brand awareness or advertising activity and produce custom content for internal and external use.
Managed Services are generally accounted for as a single performance obligation that is satisfied over time as customers simultaneously receive and consume the benefits of the services. Revenue is typically recognized using an input method based on costs relative to total expected costs. Services are generally performed over periods ranging from one day to one year.
Advertising Costs
Advertising costs are expensed as incurred and include costs associated with promotional activities, including payments to third parties for marketing and brand promotion. Advertising costs are reflected within sales and marketing expenses in the accompanying consolidated statements of operations.
For the year ended December 31, 2025, advertising spend was de minimis. In comparison, advertising expenses totaled approximately $2.3 million for the year ended December 31, 2024, respectively. Advertising costs are reflected within sales and marketing expenses in the accompanying consolidated statements of operations.
Income Taxes
Deferred income taxes are accounted for using the balance sheet approach under ASC 740, which requires recognizing deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the assets and liabilities tax basis. A valuation allowance is established when, based on available evidence, it is more likely than not that some or all of a deferred tax asset will not be realized.
The Company incurs state franchise tax in certain jurisdictions, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Company evaluates uncertain tax positions in accordance with applicable accounting guidance and recognizes the impact of uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. Unrecognized tax benefits, if any, are recorded as liability on the consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. Interest expense and penalties related to unrecognized tax benefits, if any, are recognized in interest expense and operating expenses, respectively.
The Company’s tax years subject to examination based on the statute of limitations by the IRS are generally three years; however, tax years in which net operating losses were generated may remain subject to examination to the extent that such losses are utilized in future periods. The Company’s tax years subject to examination by the Canadian Revenue Agency is generally four years.
Fair Value of Financial Instruments
The Company’s financial instruments are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The valuation techniques are classified and disclosed based on a fair value hierarchy that prioritizes the inputs used in valuation techniques. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of December 31, 2025, the Company holds only cash and cash equivalents and no longer holds any marketable securities. Additional information is provided in “Note 3 – Financial Instruments of the Notes to the Consolidated Financial Statements.”

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
Stock-Based Compensation
Stock-based compensation for options granted under the 2011 Equity Incentive Plan and the 2023 Inducement Plan is measured at the grant date fair value and recognized on a straight-line basis over the requisite service period. Fair value is estimated using the Black-Scholes model.
The valuation of stock options requires the use of subjective assumptions, including the expected term of the option, expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The Company applies the simplified method to estimate the expected term, assuming even exercise between vesting and expiration, and uses the grant-date closing stock price as the fair value of common stock. The Company uses the risk-free interest rate implied by the current yield on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The expected dividend yield is zero, as the Company has never paid cash dividends and does not anticipate paying any in the foreseeable future.
The Company estimates forfeitures and revises such estimates over the requisite service period to reflect actual and expected forfeiture activity. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and a revised amount of unamortized compensation expense to be recognized in future periods.
The Company may issue restricted stock or restricted stock units (“RSUs”) that vest over time or upon achievement of specified performance conditions. These awards are recorded at fair value on the grant date and expensed on a straight-line basis over the vesting period. Additional information regarding the Company’s equity compensation plans is provided in “Note 10 - Stockholder’s Equity” to the consolidated financial statements.
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
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed in a business combination and is recognized as of the acquisition date. The determination of fair values requires management to make estimates and assumptions related to future cash flows, discount rates, and other valuation inputs.
Acquisition-related costs, including advisory, legal, and due diligence fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations in the period in which the acquisition occurs. The consolidated financial statements include the results of operations and the financial position of businesses acquired from their respective acquisition dates.
During the measurement period, which may extend up to one year from the acquisition date, the Company may record adjustments to the provisional fair values of assets acquired and liabilities assumed. Measurement period adjustments are recognized in the period identified and reflect information that existed as of the acquisition date.
Asset acquisitions are accounted for by allocating the purchase price to the individual assets acquired and liabilities assumed based on their relative fair values. Acquisition-related costs incurred in connection with asset acquisitions are capitalized as part of the cost of the assets acquired.
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
Income Taxes: Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures of income tax components affecting the rate reconciliation and income taxes paid, disaggregated by applicable taxing jurisdictions. The Company adopted this ASU effective January 1, 2025. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements; however, the ASU resulted in expanded income tax disclosure requirements.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
Recently Issued Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU No. 2024-03 (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires entities to provide enhanced disclosures related to certain expense categories included in the income statement. The update is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the timing and impact of adopting the updated provisions.
Intangibles - Goodwill and Other - Internal-Use Software: In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which eliminates the previous stage-based model for software development and introduces a principles-based framework for determining when capitalization of internal-use software costs is appropriate. The update also incorporates guidance on assessing significant development uncertainty and relocates the website development guidance from Subtopic 350-50 into Subtopic 350-40. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently assessing the timing and impact of adopting the updated provisions.
Interim Reporting (Topic 270): Narrow-Scope Improvements: In December 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope and applicability of interim reporting guidance and certain interim disclosure requirements. The amendments are effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
NOTE 2.    BUSINESS ACQUISITIONS AND DIVESTITURES
Divestiture of Hoozu Holdings PTY Ltd.
On December 18, 2024, the Company completed the divestiture of Hoozu Holdings PTY Ltd. (“Hoozu”) through its sale to a private Australian company.
The divestiture resulted in cash proceeds of $73,529, net of approximately $28,000 in transaction costs, and resulted in a net loss of $1.9 million, including the derecognition of $1.3 million in goodwill attributed to the unit, net of a $0.3 million deferred tax benefit. The loss on the sale, together with the year-to-date results of operations of Hoozu through the date of divestiture, is reflected in the Company’s financial statements for the period ended December 31, 2024.
Acquisition of 26 Talent
On July 1, 2024, the Company, through its subsidiary Hoozu, completed the acquisition of 26 Talent. The acquired business was subsequently integrated into Hoozu’s operations and was included in the December 18, 2024 divestiture of Hoozu.
Total consideration for the acquisition consisted of $0.2 million in cash and contingent consideration of up to $0.1 million, which was based on the achievement of specified revenue thresholds. No contingent consideration was paid prior to the divestiture of Hoozu. The acquisition was accounted for in accordance with ASC 805, Business Combinations.
Terminated Acquisition - The Reiman Agency
On July 24, 2024, the Company entered into an acquisition agreement with The Reiman Agency (“TRA”). The acquisition was subsequently terminated, effective September 30, 2024. All consideration paid to TRA upon closing was returned, a termination fee was paid to the Company, and the inducement grant issued in connection with Mr. Reiman’s employment was forfeited.
The operating results of TRA, which are immaterial, are included in the Company’s operating results for the September 30, 2024 quarter.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
The Company maintains its cash, cash equivalents, and marketable securities with a nationally recognized financial institution. Cash equivalents consist of highly liquid investments with original maturities of three months or less.
As of December 31, 2025 the Company held $50.9 million in cash and cash equivalents and did not hold any marketable securities. As of December 31, 2024, the Company held $51.1 million in cash and cash equivalents and marketable securities classified as available-for-sale.
Cash equivalents and marketable securities are recorded at fair value. Cash equivalents are classified as Level 1 financial instruments under the fair value hierarchy. Marketable securities are classified within Level 1 or Level 2 depending on

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements
the observability of inputs used in their valuation. The Company recognized a gain of $23,799 for the year ended December 31, 2025 and a loss of $4,323 for the year ended December 31, 2024, resulting from the sale of marketable securities.
Realized gains and losses are a component of other income (expense), net. Unrealized gains and losses are a component of other comprehensive income (loss) (“OCI”).
The following table summarizes the estimated fair value of investments in marketable debt securities by stated contractual maturity dates:

	December 31, 2025	December 31, 2024
Due in 1 year or less	$—	$6,427,488
Total	$—	$6,427,488
The following table presents fair values and net unrealized gains (losses) recorded to OCI, aggregated by investment category:

	December 31, 2025		December 31, 2024
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Cash and cash equivalents	$50,886,850	$—	$44,644,468	$—
Government bonds	—	—	998,070	(5,103)
Corporate debt securities	—	—	4,430,539	(5,180)
Asset backed securities	—	—	998,879	22,492
Total	$50,886,850	$—	$51,071,956	$12,209
During the year ended December 31, 2025, all marketable securities matured and were settled, clearing any unrealized gains and losses. Accordingly, the Company did not hold any marketable securities at year end, nor did it recognize any associated credit losses.
NOTE 4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2025	December 31, 2024
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	255,449	277,918
Total	293,803	316,272
Less accumulated depreciation	(276,672)	(212,698)
Property and equipment, net	$17,131	$103,574
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the consolidated statements of operations was $86,443 and $105,281 for the years ended December 31, 2025 and 2024, respectively.
NOTE 5.     INTANGIBLE ASSETS
Definite Lived Intangible Assets
The Company had no definite-lived intangible assets as of December 31, 2025 and December 31, 2024. The Company did not have any amortization expense related to definite-lived intangible assets during the year ended December 31, 2025.
Amortization expense related to definite-lived intangible assets totaled $294,568 for the year ended December 31, 2024. This expense primarily related to the amortization of trade names and customer lists acquired in connection with the Hoozu and Zuberance acquisitions, both of which were sold or discontinued in 2024.
Digital Assets
In September 2024, the Company sold all of its digital assets for total proceeds of $190,170, net of de minimis fees.

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2024, the Company no longer held any digital assets. During the year ended December 31, 2024, the Company recorded a gain of $28,414.
Prior to their sale in September 2024, the Company measured its digital assets at fair value in accordance with ASU 2023-8, Accounting for and Disclosure of Crypto Assets, based on quoted prices on the active markets for such assets (Level 1 inputs). Changes in fair value were recognized in earnings in the period identified.
Gains and losses on digital assets, including changes in fair value and gains or losses recognized upon sale, were recorded in other income (expense), net, in the consolidated statements of operations and comprehensive loss. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and the carrying value of the digital assets sold immediately prior to the sale.
Goodwill
The Company’s goodwill balance changed in 2024, as follows:

Amount
Balance on December 31, 2023	$5,280,372
Impairment of goodwill	(4,016,722)
Divestiture of subsidiary	(1,266,393)
Currency translation adjustment	2,743
Balance on December 31, 2024	$—
Goodwill reflects the amount by which the purchase price of an acquired business exceeds the fair value of its identifiable net assets. Goodwill is not amortized and is evaluated for impairment at least annually, or more often if circumstances indicate a potential impairment.
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
There was no goodwill activity in 2025. As of December 31, 2025 and December 31, 2024, the Company had no goodwill recorded on its consolidated balance sheet.
NOTE 6.     SOFTWARE DEVELOPMENT COSTS
Software development costs consist of the following:

	December 31, 2025	December 31, 2024
Software development costs	$3,650,516	$2,896,099
Less accumulated amortization	(1,314,771)	(809,439)
Software development costs, net	$2,335,745	$2,086,660
The Company capitalized of $0.8 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively of internal-use software development costs. Capitalized costs consist primarily of direct materials, consulting, payroll, and benefit costs associated with software development activities.
The Company amortizes capitalized software development costs on a straight-line basis over the estimated useful life of five years, beginning when the related software or features are available for their intended use. This estimated useful life is consistent with the period over which the Company’s legacy platforms have historically been in service, or the actual useful life if shorter.
Amortization expenses related to capitalized software development cost of $0.5 million and $0.8 million during the years ended December 31, 2025 and 2024, respectively.

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2025, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2026	$722,548
2027	691,269
2028	426,556
2029	284,339
2030	211,033
Total	$2,335,745

NOTE 7.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
Accrued payroll liabilities	$2,761,126	$2,189,531
Accrued taxes	39,538	47,046
Current portion of finance obligation	9,106	59,386
Accrued other (1)	241,225	1,438,160
Total accrued expenses	$3,050,995	$3,734,123
(1)During the quarter ended September 30, 2024, the Company announced the departure of two executives. In accordance with their Separation Agreements and the payments they were entitled to receive, a severance amount of $0.9 million was accrued and to be paid over the following twelve-month period. In December 2024, in conjunction with a targeted workforce reduction, the Company accrued $0.3 million in severance costs that were paid in January 2025. As of December 31, 2025, no severance accrual remains outstanding, as the liability has been fully settled.
NOTE 8.    NOTES PAYABLE
Finance Obligation
The Company purchases laptop computer equipment through installment payment arrangements with a third-party vendor, which are accounted for as financing obligations. The related equipment is recorded as fixed assets, and the corresponding liability is recorded at its present value using an imputed interest rate of 12.9%, which approximates the Company’s incremental borrowing rate. Interest expense is recognized over the term of the payment plans.
In connection with a refresh of a portion of its computer inventory, the Company entered into a three-year payment plan with the same vendor during 2022. As of December 31, 2025 and December 31, 2024, the outstanding balance under these financing arrangements was $9,106 and $63,420, respectively. The short-term portion of the obligation, totaling $9,106 and $59,386 as of December 31, 2025 and 2024, respectively, is included in accrued expenses in the consolidated balance sheets.
Interest expense related to these financing arrangements totaled $6,189 and $8,129 for the years ended December 31, 2025 and 2024, respectively, and is included in interest expense in the consolidated statements of operations and comprehensive loss.
NOTE 9.    COMMITMENTS AND CONTINGENCIES
Deferred Purchase Price
As part of the acquisitions of Hoozu Holdings Pty Ltd. (“Hoozu”) in December 2023 and 26 Talent in July 2024, the Company recorded contingent consideration liabilities related to potential earn-out payments, all of which were fully recognized in the consolidated statements of operations during 2024. On December 18, 2024, the Company completed the divestiture of Hoozu, including the sale of 26 Talent, which had been integrated into Hoozu’s Huume talent-management division. In connection with the divestiture, all remaining contingent consideration obligations related to these acquisitions were either settled or placed into escrow, with the escrowed funds held by outside counsel. In July 2025, upon satisfaction of the applicable earn-out conditions, the escrowed funds were released. As a result, no contingent consideration liabilities or related commitments associated with Hoozu or 26 Talent remained outstanding as of December 31, 2025.

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of December 31, 2025.
Retirement Plans
The Company offers a defined contribution 401(k) retirement plan to eligible employees. In November 2025, the Company implemented a new 401(k) plan that replaced its prior plan with substantially similar provisions, and participant account balances were rolled into the new plan. Under the plan, the Company matches participant contributions equal to 50% of each participant’s contribution, up to a maximum of 8% of the participant’s salary. Employer matching contributions vest ratably over four years of service.
Total expense for employer matching contributions during the years ended December 31, 2025 and 2024 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended December 31,
	2025	2024
Cost of revenue	$53,033	$79,983
Sales and marketing	6,158	118,858
General and administrative	114,078	166,158
Total contribution expense	$173,269	$364,999
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
Share Repurchase
On June 28, 2024, the Company announced that its Board of Directors had authorized a $5.0 million share repurchase program of the Company’s common stock. In conjunction with the Cooperation Agreement entered into on September 6, 2024, the maximum authorized repurchase amount was increased to $10.0 million. Repurchases under the program may be made through open market purchases, privately negotiated transactions, or other methods, including tender offers.
Pursuant to this authorization, on May 13, 2025, the Company launched a modified “Dutch auction” tender offer to repurchase up to $8.7 million of its outstanding common stock. The tender offer expired on June 16, 2025. In accordance with the terms of the offer, the Company repurchased 38,682 shares at a purchase price of $2.80 per share, for an aggregate cost of approximately $0.1 million, excluding fees and expenses.
On June 16, 2025, the Company entered into an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) authorizing Ladenburg to purchase shares of the Company’s common stock on the Company’s behalf beginning on July 16, 2025, and ending on the earliest of May 15, 2026, the date the aggregate dollar limit under the Company’s repurchase authorization is reached, or the occurrence of certain other specified events. Purchases will be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management and are intended to comply with the safe harbor provisions of Rules 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 31, 2025, no shares have been purchased under this plan.
As of December 31, 2025, the Company had cumulatively repurchased 561,950 shares under its share repurchase programs at an aggregate cost of $1.4 million, representing the total treasury stock reflected on the consolidated balance sheet. The average purchase price of these shares was $2.55 per share. As of December 31, 2025, approximately $8.7 million remained available for repurchase under the Company’s authorization.
Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2024 Annual Meeting of Stockholders held on December 12, 2024, to increase the number of plan shares by

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

700,000 shares, from 3,675,000 to 4,375,000 shares. As of December 31, 2025, the Company had 291,384 remaining shares of common stock available for future issuance under the 2011 Equity Incentive Plan.
Restricted Stock
Under the 2011 Equity Incentive Plan, the Board determines the terms and conditions of each restricted stock issuance, including any future vesting restrictions.
The Company issues a stock grant to each of its independent directors on a quarterly basis for their annual service on the Board, with the shares vesting at the grant date. In 2025, the Company issued a total of 122,892 shares of restricted common stock, with an aggregate grant date valuation of $0.4 million. In 2024, the Company issued a total of 125,863 shares of restricted common stock with a grant date fair value of $0.3 million.
The following table contains summarized information about restricted stock issued during the years ended December 31, 2024 and December 31, 2025:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	—	$—	0.0
Granted	125,863	2.54
Vested	(125,863)	2.54
Nonvested at December 31, 2024	—	$—	0.0
Granted	122,892	2.93
Vested	(122,892)	2.93
Nonvested at December 31, 2025	—	$—	0.0
Expenses recognized on restricted stock issued to independent directors for services were $0.4 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively.
Restricted Stock Units
The Board determines the terms and conditions of each restricted stock unit award issued under the Equity Incentive Plan.
During the year ended December 31, 2025, the Company issued a total of 768,967 time-based restricted stock units, initially valued at $2.2 million, as additional compensation, including 700,817 time-based restricted stock units, initially valued at $2.0 million, to non-executive employees and 68,150 time-based restricted stock units, initially valued at $0.2 million, to executives. These time-based restricted stock units have vesting periods ranging from 36 to 48 months from issuance.
On September 6, 2024, the Company granted 490,400 performance-based restricted stock units (“PBRSUs”) with an initial fair value of $0.5 million. The vesting of these awards will occur annually over a four-year period and its contingent upon the achievement of specified performance measures, including a market condition. The fair value of the awards was estimated on the grant date using a Monte Carlo simulation model due to the market condition. No similar awards were granted in 2025. The fair value assumptions using the Monte Carlo simulation model for the award granted in 2024 were:

2024
Risk-free rate	4.0%
Simulation term (in years)	3.3
Annual volatility (rounded)	55.0%
Performance-based equity awards, including those granted to the Company’s Chief Executive Officer, are accounted for as restricted stock units and are included within the Company’s restricted stock unit activity and share pool disclosures.
The following table contains summarized information about restricted stock units during the years ended December 31, 2025 and December 31, 2024:

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	962,849	$2.60	2.5
Granted(1)	2,348,423	2.31
Vested	(956,679)	2.54
Forfeited	(305,821)	2.41
Nonvested at December 31, 2024	2,048,772	$2.33	2.6
Granted	737,535	3.07
Vested	(726,564)	2.73
Forfeited	(288,816)	2.47
Nonvested at December 31, 2025	1,770,927	$2.57	1.3
(1)    In the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the table summarizing the shares granted during the year inadvertently omitted certain equity awards, although the correct total was disclosed in the accompanying narrative. The table has been updated to reflect the correct total of 2,348,423 shares granted. This correction had no impact the Company’s consolidated financial statements.
Stock-based compensation expense related to restricted stock units totaled approximately $1.5 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
On December 31, 2025, the fair value of the Company’s common stock was approximately $4.38 per share, and the intrinsic value of the non-vested restricted units was $6.4 million. Total unrecognized compensation cost related to non-vested restricted stock units as of December 31, 2025, is $3.3 million, which is expected to be recognized over a weighted-average vesting period of approximately 1.33 years.
Stock Options
Under the 2011 Equity Incentive Plan, the Board determines the exercise price, vesting terms, and contractual life of stock option awards. The exercise price of incentive and nonqualified stock options is not less than 100% of the fair market value of the Company’s common stock on the grant date, or 110% of fair market value for incentive stock options granted to individuals who own more than 10% of the Company’s outstanding common stock. Unless otherwise determined at the time of grant, stock options have a contractual term of ten years and vest 25% one year from the grant date, with the remaining balance vesting in equal monthly installments over the subsequent three years. Shares issued upon the exercise of stock options are newly issued shares.
A summary of option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2024 and December 31, 2025, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2023	343,601	$9.53	5.2
Exercised	(65,154)	1.21
Expired	(244,588)	10.51
Forfeited	(520)	9.24
Outstanding at December 31, 2024	33,339	$18.60	3.7
Exercised	(125)	2.08
Expired	(13,936)	28.21
Forfeited	(9)	12.61
Outstanding at December 31, 2025	19,269	$11.76	3.5

Exercisable at December 31, 2025	19,269	$11.76	3.5

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the years ended December 31, 2024, and December 31, 2025, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2023	26,373	$8.83	1.1
Vested	(24,728)	18.60
Forfeited	(520)	9.24
Nonvested at December 31, 2024	1,125	18.60	3.8
Vested	(1,125)	11.76
Forfeited	—	—
Nonvested at December 31, 2025	—	$—	0
There were outstanding options to purchase 19,269 shares with a weighted average exercise price of $11.76 per share, of which options to purchase 19,269 shares were exercisable with a weighted average exercise price of $11.76 per share as of December 31, 2025.
Stock-based compensation expense recognized for stock options issued to employees was $9,495 and $171,897 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was no unrecognized compensation cost related to non-vested stock option awards, as all awards were fully vested.
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
The Inducement Plan was adopted without stockholder approval in reliance on Rule 5635(c)(4) of the NASDAQ Listing Rules Awards under the Inducement Plan may be granted only to individuals who were not previously employees or non-employee directors of the Company, or following a bona fide period of non-employment, as an inducement material to such the individuals’ entry into employment with the Company or in connection with a merger or acquisition, as permitted by the NASDAQ Listing Rules.
The following table contains summarized information about inducement grant-related RSUs during the years ended December 31, 2024 and December 31, 2025.

Inducement Shares	Time-Based	Performance Based	Total
Grant Outstanding at December 31, 2023	10,000	328,354	338,354
Granted	219,355	—	219,355
Forfeited (1)	(179,355)	(328,354)	(507,709)
Grant Outstanding at December 31, 2024	50,000	—	50,000
Granted	—	—	—
Forfeited	—	—	—
Grant Outstanding at December 31, 2025	50,000	—	50,000
(1)    Inducement shares forfeited in 2024 were related to the divestiture of Hoozu in December 2024.
Employee Stock Purchase Plan
The amended and restated IZEA Worldwide, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 125,000 shares of the Company’s common stock to eligible employees regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule). The ESPP operates in successive six-month periods commencing at the beginning of each fiscal year half.
Eligible employees may elect to purchase shares of the Company’s common stock through payroll deductions of up to 10% of their annual compensation, subject to a maximum of $21,250 per year or 2,000 shares per offering period. The purchase

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until January 1, 2028, unless otherwise terminated by the Board.
Stock compensation expense related to the ESPP totaled $21,212 and $5,008 for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, there were 52,992 remaining shares of common stock available for future issuance under the ESPP.
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
Summary of Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, net of estimated forfeitures, see “Note 1 Company and Summary of Significant Accounting Policies.”
Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the years ended December 31, 2025 and 2024 was recorded in the Company’s consolidated statements of operations as follows:

	Twelve Months Ended December 31,
	2025	2024
Cost of revenue	$225,124	$191,053
Sales and marketing	224,602	171,774
General and administrative	1,043,862	1,965,529
Total stock-based compensation	$1,493,588	$2,328,356
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024 was as follows:

	Twelve Months Ended December 31,
	2025				2024
	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income
Balance at December 31	$12,209	$127,296	$(34,218)	$105,287	$(250,591)	$—	$—	$(250,591)
Other comprehensive income (loss)	(12,209)	(146,758)	—	(158,967)	262,800	127,296	(34,218)	355,878
Balance at December 31	$—	$(19,462)	$(34,218)	$(53,680)	$12,209	$127,296	$(34,218)	$105,287
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

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended December 31,
	2025	2024
Net income (loss)	$42,326	$(18,852,261)

Weighted average shares outstanding - basic	17,261,755	17,067,995
Basic income (loss) per common share	$0.00	$(1.10)

Weighted average shares outstanding - basic	17,261,755	17,067,995
Plus:
“In-the-money” stock options	1,439	—
Contingently issuable restricted stock units	1,040,249	—
Less:
Shares offset for in-the-money options (treasury stock method)	(1,234)	—
Weighted average shares outstanding - diluted	18,302,209	17,067,995
Diluted income (loss) per common share	$0.00	$(1.10)
The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Twelve Months Ended December 31,
	2025	2024
Stock options	17,830	33,339
Restricted stock units	383,125	1,515,827
Total excluded shares	400,955	1,549,166
NOTE 12.    REVENUE
The following table illustrates the Company’s revenue:

	Twelve Months Ended December 31,
	2025	2024
Managed Services Revenue	$31,024,581	$35,058,023
SaaS Services Revenue	213,272	822,987
Total Revenue	$31,237,853	$35,881,010
The Company’s revenue is predominantly derived from Managed Services. Managed Services revenue consists primarily of Sponsored Social and Content services. Sponsored Social revenue, which totaled $27.4 million and $30.6 million for the years ended December 31, 2025 and 2024, respectively, is recognized over time. Content revenue, which totaled $3.6 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively, is recognized at a point in time. SaaS Services Revenue, which is not material to total revenue, is recognized over time.
The following table provides the Company’s revenues as determined by customer geographic region:

	Twelve Months Ended December 31,
	2025	2024
Revenue from North America	$28,578,321	$29,359,483
Revenue from Other	257,566	1,114,281
Revenue from APAC	2,401,966	5,407,246
Total	$31,237,853	$35,881,010
Contract Assets and Liabilities
The following tables provide information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	December 31, 2025	December 31, 2024	December 31, 2023
Accounts receivable	$3,509,671	$7,835,041	$5,133,677
Unbilled contract assets	—	151,783	83,696
Allowance for credit losses	(111,192)	(205,000)	(205,000)
Contract liabilities(1)	(4,729,767)	(8,188,651)	(8,891,205)
Net contract assets (liabilities)	$(1,331,288)	$(406,827)	$(3,878,832)
(1) Contract liabilities represent consideration received from customers for which the related performance obligations have not yet been satisfied.
The Company does not typically enter into contracts with original terms exceeding one year. As a result, substantially all of the contract liabilities recorded at the end of the year are recognized as revenue in the following year. The contract liability balance as of December 31, 2024, was $8.2 million. Of that balance, $7.5 million was recognized as revenue during the year ended December 31, 2025. The contract liability balance as of December 31, 2025, was $4.7 million. The Company expects to recognize substantially all of this balance as revenue within the next twelve months.
Contract receivables are recognized when the Company’s right to consideration is unconditional. Contract liabilities relate to the consideration received from customers in advance of the Company satisfying performance obligations under the terms of the contracts. Contract liabilities increase as advance payments from customers are received and decrease as revenue is recognized upon satisfaction of the related the performance obligations.
As a practical expedient, the Company expenses the costs of sales commissions and other incremental costs of obtaining customer contracts when the amortization period of such costs would have been one year or less.
Remaining Performance Obligations
As substantially all of the Company’s contracts have terms of one year or less, the remaining performance obligations at December 31, 2025 and December 31, 2024, are equal to the contract liabilities disclosed above. The Company expects to recognize substantially all of the remaining performance obligations as of December 31, 2025 as revenue within twelve months.
NOTE 13. SEGMENT DISCLOSURES
The Company provides value through managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing (the “Managed Services”). The Company operates as one operating and one reportable segment in accordance with ASC 280, Segment Reporting.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates segment performance and makes resource allocation decisions based on net income, which represents the measure of segment profit reviewed for purposes of assessing operating performance, allocating resources, and evaluating financial results.
In assessing performance, the CODM considers revenue growth and profitability trends to evaluate market demand, pricing strategies, customer acquisition and retention, and operating efficiency. Expense trends, including personnel-related costs and other cash operating costs, are monitored to assess cost structure, scalability, and the impact of strategic initiatives. Non-cash items, including depreciation and amortization, stock-based compensation, and impairment charges, are also reviewed as part of the overall assessment of segment profitability.
The following table presents the Company’s single reportable segment results for the years ended December 31, 2025 and 2024, which reconcile to the consolidated statements of operations and comprehensive loss:

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

	Twelve Months Ended December 31,
	2025	2024
Revenue	$31,237,853	$35,881,010
Less:
Cost of revenue-direct	12,966,304	16,203,589
Human capital costs	13,750,332	20,446,756
Other cash operating costs	4,250,083	10,677,463
Depreciation and amortization	636,386	1,159,161
Stock based compensation	1,493,588	2,744,537
Impairment of Goodwill	—	4,130,477
Interest income	(1,872,255)	(2,500,751)
Loss on sale of subsidiary	—	2,286,083
Deferred federal tax	—	(394,646)
Other expense (income)	(28,911)	(19,398)
Segment net income (loss)	$42,326	$(18,852,261)
Cost Classification Descriptions
The following descriptions provide additional detail regarding certain components included in the segment results above.
•Cost of revenue consists primarily of influencer fees and other costs directly attributable to fulfilling customer contracts.
•Human capital costs include employee-related expenses such as salaries, wages, bonuses, commissions, payroll taxes, and employee benefits.
•Other cash operating costs represent recurring operating expenses necessary to run the business, excluding non-cash items such as depreciation, amortization, and stock-based compensation, and primarily include professional services, software subscriptions, travel, and other general business expenses.
•Other expense (income), net includes realized gains and losses on marketable securities, digital assets, and foreign exchange transactions.
NOTE 14.    INCOME TAX
Income (loss) from continuing operations before income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Twelve Months Ended
	December 31, 2025	December 31, 2024
US	$(851,011)	$(16,710,320)
Foreign	893,337	(2,141,941)
Total	$42,326	$(18,852,261)

Income tax expense (benefit) for the years ended December 31, 2025 and 2024 were as follows:

Twelve Months Ended
	December 31, 2025	December 31, 2024
Current expense (benefit)
Federal	$—	$—
State	—	—
Foreign	—	—
Total	—	—

Deferred expense (benefit)
Federal	—	—
State	—	—
Foreign	—	(394,646)
Total	$—	$(394,646)
The Company did not recognize income tax expense for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recognized a deferred tax benefit of $0.4 million related to the write-off of deferred tax assets associated with the divestiture of Hoozu.
Cash income taxes paid for the years ended December 31, 2025 and 2024 were as follows:

Twelve Months Ended
	December 31, 2025	December 31, 2024
Federal income tax paid	$—	$—
State and local income tax paid	—	—
Foreign income tax paid	—	—
Total income tax paid	$—	$—
The Company did not make cash income tax payments during the years ended December 31, 2025 and 2024 due to a taxable loss generated for the current year.
The following summary reconciles differences from taxes at the federal statutory rate with the effective rate for the year ended December 31, 2024:

Twelve Months Ended
December 31, 2024
Federal income tax at statutory rates	21.0%
Change in deferred tax asset valuation allowance	56.4%
Deferred state taxes	3.0%
Write-off of NOLs to expire due to 382 limitation	(82.8)%
Provision to return	2.9%
Stock compensation	1.7%
Change in state deferred rate	0.1%
Non-deductible expenses:
Other	(0.2)%
Income taxes at effective rate	2.1%
The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2025. All reconciling items that exceeded the 5% threshold prescribed under ASU 2023-09 are presented separately below.

	Twelve Months Ended
	December 31, 2025
	Dollars	Percentage
U.S. federal statutory tax rate	$8,888	21.0%
State and local income tax, net of federal income tax effect	(783)	(1.8)%
Foreign tax effects
Canada
Statutory tax rate difference between Canada and U.S.	49,134	116.1%
Net operating loss true-up	(200,494)	(473.7)%
Change in valuation allowance	(36,692)	(86.7)%
Other	451	1.1%
Effect of cross-border tax laws
GILTI	187,958	444.1%
Changes in valuation allowance	(1,259,272)	(2975.2)%
Nontaxable or nondeductible items
Meals & Entertainment	3,642	8.6%
Keyman life insurance	463	1.1%
Stock Compensation	6,179	14.6%
Other	169	0.4%
Other adjustments (U.S.)
Net operating loss true-up	1,349,879	3189.2%
Other deferred true-up	(109,522)	(258.8)%
Effective rate	—	—%
Because the Company maintains a full valuation allowance against its U.S. and certain state deferred tax assets, changes in deferred tax assets primarily result in corresponding changes in the valuation allowance, producing significant rate impacts during periods of pretax loss.
State income tax expense is concentrated in a limited number of jurisdictions. For the year ended December 31, 2025, the Company's state effective tax rate was primarily attributable to Florida and California, which total to more than 50% of the overall state effective tax rate due to the location of the Company’s employees and the revenue generated from customers in these states.
The components of the Company’s net deferred income tax assets and liabilities for the years ended December 31, 2025 and 2024 were as follows:

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forwards	$14,018,141	$14,426,434
Accrued expenses	133,192	438,710
Stock based compensation	1,083,285	923,703
Accounts receivable	31,929	49,101
Other	754,831	659,182
Total deferred tax assets	16,021,378	16,497,130
Valuation allowance	(15,570,189)	(16,395,686)
Net deferred tax assets	451,189	101,444

Deferred tax liabilities
Fixed assets	(1,858)	(32,910)
Intangible assets	(411,589)	(36,538)
Other	(37,742)	(31,996)
Total deferred tax liabilities	(451,189)	(101,444)

Total deferred tax assets (liabilities)	$—	$—
Net Operating Loss Carryforwards and Valuation Allowance
As of December 31, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $48.7 million for U.S. federal income tax purposes, subject to certain utilization limitations under Internal Revenue Code (“IRC”) Section 382. During 2024, the Company conducted a study of its past ownership changes and determined that approximately $55.6 million of its federal NOLs were limited and would likely expire before they could be utilized. Based on our history of losses, and the restrictions imposed by Section 382, management determined that it is unlikely future taxable income will be sufficient to realize benefit from its NOLs. Accordingly, the Company has recorded a full valuation allowance of the deferred tax asset associated with $48.7 million in usable NOLs.
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
The valuation allowance against deferred tax assets decreased by $0.8 million in 2025, primarily due to the realization and reversal of deductible temporary differences, including accrued expenses and fixed asset related differences, as well as the utilization of net operating losses. These decreases were partially offset by deferred tax assets generated from stock-based compensation, Section 174 research and development expenditures, capital loss carryforwards, and capitalized software.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2022 to the present in the U.S. and in the Company's foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.
Uncertain Tax Positions
The Company recognizes uncertain tax positions in accordance with ASC 740. The Company had no unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

Table of Contents IZEA Worldwide, Inc.
Notes to the Consolidated Financial Statements

NOTE 15.     SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through March 17, 2026, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events that occurred but were not recognized in the consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31,

2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessments, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Pursuant to the rules of the SEC, management's annual report on internal control over financial reporting is not subject to attestation by our independent registered public accounting firm, and we are not required to provide an attestation report. Accordingly, Grant Thornton, LLP has not issued an attestation report on our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

    The names and ages of the Company’s executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Patrick J. Venetucci	57	Chief Executive Officer and Director
Peter J. Biere	69	Chief Financial Officer
Antonio Bonchristiano	59	Director
Rodrigo Boscolo	42	Director
Brian W. Brady	67	Director, Nominations & Corporate Governance Committee Chairman
John H. Caron	68	Director, Strategy & Capital Allocation Committee Chairman
Lindsay A. Gardner	65	Chairman of the Board, Audit Committee Chairman
Daniel R. Rua	57	Director, Compensation Committee Chairman
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
Peter J. Biere, Chief Financial Officer, joined us in April 2021 as a senior executive responsible for IZEA’s finance and accounting operation as well as guiding the Company’s broader fiscal strategy. Mr. Biere previously served as the Chief Financial Officer of BSQUARE (NASDAQ: BSQR), a technology provider of intelligent devices and software systems serving a global customer base with software and engineering services, from 2017 to 2019. Prior to BSQUARE, he served as Chief Financial Officer for Dreambox Learning from 2012 to 2016, a venture-backed EdTech SaaS provider. Earlier in his career, Mr. Biere served as the Chief Financial Officer of Lumera, a publicly-traded R&D stage nanotechnology developer of electro-optic modulators, from 2004 to 2009. He also served as Chief Financial Officer of Zones.com from 1993 to 1999, where he co-led the IPO and was part of the leadership team that grew revenue from $70 million to $500 million. Mr. Biere received a Bachelor of Science and a Master of Science degree in Accounting from the University of Iowa. He earned his CPA license in 1983 in the State of Texas (inactive).
Directors
Antonio Bonchristiano, Director, joined the Company’s Board in September 2024 and was appointed to the Board pursuant to the terms of the Cooperation Agreement. Mr. Bonchristiano is a member of the Board of Directors of GP Investments, a company focused on private equity, real estate investments and management of funds since April 2014 and he has also served as Chief Executive Officer of GP-Act III Acquisition Corp. (NASDAQ: GPAT), a $287.5 million blank check company formed for the purpose of effecting a business combination with one or more companies, since March 2021. He joined

GP Investments, Ltd. in 1993 and has been a Managing Director since 1995. Prior to joining GP Investments, Ltd. Mr. Bonchristiano was a Partner at Johnston Associates Inc., a finance consultancy based in London, and worked for Salomon Brothers Inc. in London and New York from 1987 to 2000. Currently, Mr. Bonchristiano serves as a member of the board of directors of G2D Investments, Ltd. (2020), a listed investment company (BVMF: G2DI33) focused on high growth, tech and tech-enabled businesses. Mr. Bonchristiano is or was also on the board of several non-profit organizations, including: Fundação Estudar in São Paulo, Brazil (2016), Fundação Bienal de São Paulo (2010-2016) and John Carter Brown Library (Providence, Rhode Island, USA) (2011 to 2020).Previously, Mr. Bonchristiano served as a member of the boards of directors of AMBEV (2014 to 2023) and BR Properties (2018 to 2024), Rimini Street (2017 to 2021), BHG (2010 to 2013), LAHotels (2007 to 2009), ALL (2003 to 2008), CEMAR (2004 to 2005), Gafisa (1997 to 2006), Hopi Hari (2002 to 2007), Submarino (1999 to 2001), Geodex Communication (2001), BRMalls (2005 to 2006), Tempo (2005 to 2006) and Magnesita Refratários (2006 to 2008), among other companies. He was also previously the Chief Financial Officer of SuperMar Supermercados (1995 to 1997) and Founder and Chief Executive Officer of Submarino (1999 to 2001). He was further vice chairman of the board of directors of BR Properties SA (2012 to 2013), officer of Geodex Communication (1999 to 2000) and Contax Participações (2002 to 2003). Mr. Bonchristiano holds a bachelor’s degree in Politics, Philosophy, and Economics from the University of Oxford.
Rodrigo Boscolo, Director, joined the Company’s Board in September 2024 and was appointed to the Board pursuant to the terms of the Cooperation Agreement. Mr. Boscolo is a member of the Board of Directors of GP Investments. His role encompasses deploying the firm’s proprietary capital in North America and Europe, as well as managing the firm’s global finance, treasury, technology, investor relations and corporate development functions. Since joining GP Investments in 2010, Mr. Boscolo has led or was involved in multiple private equity and capital market transactions in a broad range of geographies and industries, particularly in the technology, business services, consumer and retail sectors. Previously, Mr. Boscolo worked as a consultant at The Boston Consulting Group (2008 to 2010). Currently, Mr. Boscolo currently serves as a member of the boards of directors of G2D Investments, Ltd. (since 2020). He has also served as Chief Financial Officer of GP-Act III Acquisition Corp. since March 2021, and as director at The Craftory, a $550 million global investment house focused exclusively on responsible CPG brands, since 2025. Formerly, Mr. Boscolo served as a member of the boards of directors of Spice Private Equity (2017 to 2023), a Swiss private equity firm, LEON Restaurants (2017 to 2021), a UK-based healthy fast-food chain acquired by EG Group, Magnesita (2014 to 2015), a mining and industrial company that was merged into RHI Magnesita (LSE:RHIM) to create the global leader in refractories, Sascar (2011-2012), a real-time vehicle monitoring and telematics technology company acquired by Michelin (ENXTPA:ML) and Allis (2010-2012), a retail execution and marketing intelligence company acquired by GPS Group (BVMF: GGPS3). Mr. Boscolo is a graduate of the University of Pennsylvania, where he earned an M.B.A. from the Wharton School in 2014 and a M.A. in International Studies from the School of Arts and Sciences at the Lauder Institute in 2016. Rodrigo also holds a M.S. from Kedge Business School, in Marseille, France (2007) and a bachelor’s degree from the University of Sao Paulo (2007).
Brian W. Brady, Director, Nominations & Corporate Governance Committee Chairman, joined the Company’s Board in August 2012. From 1995 to December 2019, Mr. Brady was the President and Chief Executive Officer of Northwest Broadcasting, Inc., and Chairman of Bryson Holdings LLC. Collectively, these companies owned and operated 15 television stations in nine markets. Mr. Brady currently serves on the board of Duration Media, a proprietary digital ad impression technology product, Syncbak, a privately held technology company, and Cox Media Group, a broadcasting and media production company, and Blok Sports/Sparx, an AI backed sports betting technology company, and Heritage Broadcasting Company, a local television broadcasting company. Mr. Brady is also one of three senior advisors for Manhattan West Asset Management, an independent wealth management and high net worth financial advisory firm. Mr. Brady previously served on the FOX Affiliate Board for nine years, serving as Chairman for four of those years. He also previously served on the board of the National Association of Broadcasting (8 years), Saga Communication (9 years) and the Ferris State College Foundation Board (7 years). Mr. Brady holds a Bachelor of Science degree in advertising from Ferris State University. Mr. Brady brings to the Company’s Board more than 25 years of experience in the multi-media industry, making his input invaluable to us as we seek to expand our portfolio of customers and platform offerings.
John H. Caron, Director, Strategy & Capital Allocation Committee Chairman, joined the Company’s Board in April 2015. Mr. Caron has 30+ years of marketing experience in the consumer-packaged goods and restaurant industries. Since May 2017, Mr. Caron has served as Vice President and a director of Entrepreneurs in Action, Inc., a Florida benefit corporation, which, among other things, will be the Manager of one or more funds to invest in early-stage and start-up social enterprises. Mr. Caron also served as an independent director on the board of Tijuana Flats from November 2015 until April 2024, sits on the board of Thrive Frozen Nutrition, Inc. since April 2014, and previously served on the board of venVelo, a Central Florida early-stage venture fund, since May 2013. Prior to joining the Company’s Board, Mr. Caron was a member of the Company’s Strategic Advisory Board since June 2013. Mr. Caron served as the President of Olive Garden at Darden Restaurants Inc. from May 2011 to January 2013, Darden’s Chief Marketing Officer from March 2010 to May 2011 and Darden’s Executive Vice President of Marketing for Olive Garden from 2003 to 2010. Before joining Darden Restaurants, Mr. Caron served as Vice President and General Manager of Lipton Beverages for Unilever Bestfoods North America from 2000 to 2002. Mr. Caron received a Bachelor of Science degree in Political Science from The Colorado College and a Master’s degree in American

Politics from New York University Department of Politics. Mr. Caron also earned a Master’s in Business Administration in Marketing from New York University Stern School of Business. Mr. Caron’s decades of experience in leading and managing marketing and branding operations in highly competitive industries position him well to serve on the Company’s Board. Mr. Caron has also served as a member of IZEA’s Audit Committee since 2015 and as the Chairman of the Strategy & Capital Allocation Committee since late 2024.
Lindsay A. Gardner, Chairman of the Board, and Audit Committee Chairman, joined the Company’s Board in December 2013. Mr. Gardner has 30 years of executive management and leadership experience at companies ranging from technology startups to the world’s largest media and entertainment companies. Mr. Gardner is a Co-Founder and Chief Commercial Officer of TokenForm, a SAS startup providing multi-factor authentication to physical documents. Mr. Gardner is also Director and former CEO of Soofa, an outdoor advertising and smart city communication platform, operating its innovative solar-powered digital kiosks in 17 states. Until August 2020, Mr. Gardner served as Senior Vice President and Chief Content Officer of T-Mobile, the nation’s second-largest wireless company, where he spearheaded the company’s entry into video. Previously, he was the Chief Content Officer of Layer3TV, the first new cable operator to launch in the U.S. in a decade. Mr. Gardner joined Layer3TV in January 2015 and led its commercial launch and subsequent sale to T-Mobile. Prior to that, Mr. Gardner was a Senior Advisor to Oaktree Capital Management, a Los Angeles-based private equity firm with $209 billion under management where, beginning in May 2010, he focused on global buyout opportunities in the media sector. From 1999 until mid-2007, Mr. Gardner was Fox Networks’ President, Distribution. Mr. Gardner received an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Gardner was elected to serve as a member of the Board due to his significant experience in the media, technology, and entertainment industries, as both an executive and a private equity investor.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of its outstanding common stock to file initial reports of ownership with respect to the Company’s equity securities and reports of changes in such ownership with the SEC. SEC regulations require such persons to furnish the

Company with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of the copies of the reports that it received and written representations that no other reports were required, the Company identified three reports that were filed late: (1) a Form 4 reporting the vesting of four restricted stock unit awards for Peter Biere on August 31, 2025, which was filed on September 2, 2025, (2) a Form 3 in connection with the September 6, 2024 appointment of Antonio Bonchristiano as a director, which was filed on March 5, 2025, and (3) a Form 3 in connection with the September 6, 2024 appointment of Rodrigo Boscolo as a director, which was filed on March 5, 2025.
Compensation Committee Interlocks and Insider Participation
As of December 31, 2025, the members of the Company’s Compensation Committee were Antonio Bonchristiano, Lindsay A. Gardner, and Daniel R. Rua, with Mr. Rua serving as the Chairman of the Compensation Committee. None of the other directors on the Compensation Committee in 2025 served as one of the Company’s employees in 2025 or has ever served as one of its officers.
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
The Audit Committee is currently comprised of three non-employee directors Lindsay A. Gardner, John H. Caron, and Daniel R. Rua. Mr. Gardner serves as the audit committee chairperson and is designated as the “audit committee financial expert” based on his thirty years of experience in executive management and leadership. The Board has determined that all members of the Audit Committee are “independent” as that term is currently defined in the Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934. The Audit Committee met four times during the year ended December 31, 2025.
Compensation Committee. The Compensation Committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers. The Compensation Committee is also charged with reviewing and administering our equity incentive compensation plans and recommending and approving grants of stock options or other awards under that plan. In accordance with its charter, the Compensation Committee retains the sole authority to select, retain, and/or replace, as needed, any compensation or other outside consultant to be used to assist in the evaluation of director, CEO, or senior executive compensation.
    The Compensation Committee is comprised of three non-employee directors, Antonio Bonchristiano, Lindsay A. Gardner, and Daniel R. Rua. Mr. Rua serves as the chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are “independent” as that term is currently defined in the Nasdaq Listing Rule 5605(a)(2). The Compensation Committee met five times during the year ended December 31, 2025. To the extent permitted by the Company’s Bylaws and applicable law, rules, regulations and listing requirements, the Compensation Committee may form and delegate authority to subcommittees of the Compensation Committee.
Nominations and Corporate Governance Committee. The purpose of the Nominations and Corporate Governance Committee is to select, or recommend for our entire Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board. The Nominations and Corporate Governance Committee’s duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes. The Nominations and Corporate Governance Committee is comprised of three non-employee directors: Brian W. Brady, Antonio Bonchristiano and Daniel R. Rua. The Board has determined that all members of the Nominations and Corporate Governance Committee are “independent” as that term is currently defined in the Nasdaq Listing Rule 5605(a)(2). Mr. Brady serves as the chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee met one time during the year ended December 31, 2025.
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
Strategy and Capital Allocation Committee. The purpose of the Strategy and Capital Allocation Committee is to evaluate and make reports and recommendations on strategic options, sources and uses of capital, capital structure, and cash management. The Strategy and Capital Allocations Committee’s duties also include making recommendations to the Board regarding the company’s financial and capital allocation priorities, long-term planning, and the company’s strategic opportunities, operational improvements, and ways to enhance long-term value. The Strategy and Capital Allocation Committee is comprised of four non-employee directors: Antonio Bonchristiano, Rodrigo Boscolo, John H. Caron, and Lindsay Gardner. The Board has determined that all members of the Strategy and Capital Allocation Committee are “independent” as that term is currently defined in the Nasdaq Listing Rule 5605(a)(2). Mr. Caron serves as the chairman of the Strategy and Capital Allocation Committee. The Strategy and Capital Allocation Committee met five times during the year ended December 31, 2025.
Board Leadership Structure
Patrick J. Venetucci has been our Chief Executive Officer since September 2024 and has served as a Director since 2018. In September 2024, the Board determined to split the Chairman and CEO role, naming Lindsay A. Gardner as Chairman of the Board. At that time, Mr. Venetucci, who was previously Chairman of the Audit Committee, became our Chief Executive Officer. We believe that the separation of the Chairman and Chief Executive Officer positions encourages objective oversight and candid communications regarding the Company. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board serves as a liaison between the Board and management, focuses on Board and governance matters, and presides over meetings of the full Board. The Chairman of the Board is an independent, non-management position. We believe our structure is appropriate given the size and operating philosophy of our organization, as it allows our Chief Executive Officer to focus on the Company’s strategy, business, and operations and allows our Chairman of the Board to provide objective oversight of the Company.
Six of our seven directors are independent under SEC and Nasdaq standards. Each of the Audit, Compensation, Nominations and Corporate Governance, and Strategy and Capital Allocation Committees is composed entirely of independent directors and led by an independent chair, who sets the committee’s agenda and reports directly to the full Board. In accordance with Nasdaq requirements, our independent directors also meet in executive session without management present as often as they deem appropriate, typically at each regular in-person Board meeting. Collectively, our directors are accomplished leaders with deep expertise across a range of industries, bringing both broad oversight and industry-specific insight. Our independent directors contribute diverse experience, objectivity, and governance expertise, while Mr. Venetucci adds extensive domain knowledge and a proven track record of creating shareholder value.
Board Role in Risk Oversight
While the Board is responsible for overseeing our risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors our major financial risk exposures, the guidelines, and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed, and the Board receives reports on risk management from our senior officers and from the chair of the Audit Committee. Mr. Venetucci’s extensive industry knowledge and successes uniquely qualify him to lead the company in assessing risks as CEO. The Board believes that the work undertaken by the Audit Committee, the full Board and the Chief Executive Officer, enables the Board to effectively oversee our risk management function.
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
Anti-Hedging and Pledging Policies
Under our Insider Trading Policy all directors and employees (including the named executive officers) are prohibited from pledging stock and engaging in any transactions (such as trading in options) that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s securities.

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
ITEM 11 - EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the cash compensation, as well as certain other compensation earned during the last two fiscal years, for (i) each person who served as the Company’s principal executive officer (“PEO”) during the year ended December 31, 2025; (ii) the two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2025 (in this case, Peter Biere, the Company’s only other executive officer besides than the PEO); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that such individuals were not serving as executive officers as of December 31, 2025 (collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Stock Awards	Non-Equity Incentive Plan Compensation (1)	All Other Comp		Total
Patrick Venetucci(2)	2025	$450,000	$—	$77,048	$625	(3)	$527,673
Chief Executive Officer	2024	162,129	1,551,383	11,226	50	(3)	1,724,788
Peter J. Biere(4)	2025	320,000	236,798	63,711	—		620,509
Chief Financial Officer	2024	320,000	236,800	108,143	—		664,943
(1) Stock-based compensation is measured at the grant date, based on the award’s fair value, and is recognized as an expense over the employee’s requisite service period. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our consolidated financial statements. The vesting schedule for awards granted in 2025 are disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End table, below.
(2) Amounts reported in the “Non-Equity Incentive Plan Compensation” column represent cash incentive compensation paid during the applicable fiscal year pursuant to each individual’s employment agreement. In 2024, incentive compensation was paid quarterly, with bonuses earned for the fourth quarter and the annual performance period paid in the first quarter of the following year. Effective in 2025, the Company amended its incentive compensation plan to provide for annual bonus payments only, which are paid in the first quarter following the end of the applicable performance year.
(3)    For the year ended December 31, 2025, Mr. Venetucci was awarded cash bonuses totaling $0.2 million. For the year ended December 31, 2025, Mr. Venetucci was awarded cash bonuses totaling $11,226 and restricted stock units valued at approximately $1.6 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Venetucci's total compensation plan. For the year ended December 31, 2024, in addition to his compensation as Chief Executive Officer, Mr. Venetucci received director compensation for his service on the Board, consisting of board member fees of $39,244 and restricted stock awards valued at $40,951. Mr. Venetucci’s salary and cash bonuses for 2024 as Chief Executive Officer were prorated for his partial year of service.
(4)    Represents a remote worker reimbursement provided in accordance with Illinois state law for necessary business-related internet/mobile phone expenses.
(5)    For the year ended December 31, 2025, Mr. Biere was awarded cash bonuses totaling $0.1 million and restricted stock units valued at $0.2 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. For the year ended December 31, 2024, Mr. Biere was awarded cash bonuses totaling $0.1 million and restricted stock units valued at $0.2 million pursuant to quarterly and annual performance bonus awards granted pursuant to his employment agreement. See Employment Agreements below for details on Mr. Biere's total compensation plan.

Outstanding Equity Awards at Fiscal Year End
    Listed below is information with respect to unexercised options and outstanding stock awards held by each Named Executive Officer as of December 31, 2025, pursuant to the Company’s equity incentive plans:

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable		Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price (1)	Option Expiration Date
Peter J. Biere	5,000		—	$15.40	4/1/2031
Chief Financial Officer	1,240		—	$7.56	8/17/2031
	795		—	$9.64	11/16/2031
Patrick Venetucci	625	(2)	—	$4.48	12/18/2028
Chief Executive Officer
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
(2)These option awards were granted to Patrick Venetucci prior to his appointment as Chief Executive Officer and were issued in connection with his prior role at the company.
Listed below is information with respect to unvested shares of restricted stock units held by each Named Executive Officer as of December 31, 2025, pursuant to the Company’s equity incentive plans:

		Stock Awards
Name		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)		Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested (1)
Patrick J. Venetucci	(2)	305,857	$287,506	(3)	337,150	$927,163
Chief Executive Officer
Peter J. Biere				(4)	151,326	662,808
Chief Financial Officer

(1)The estimated value is based on the unvested RSUs multiplied by the closing price of the Company’s common stock on December 31, 2025, which was $4.38.
(2)On September 9, 2024, the Company issued 490,400 time-based restricted stock units for Mr. Venetucci in accordance with his employment agreement. The stock shall vest in 16 equal quarterly amounts starting on October 31, 2024 and every three months thereafter until fully vested. The stock was initially valued at $1.0 million. As of December 31, 2025, 153,250 shares vested during the measurement period.
(3)On September 9, 2024, the Company granted 490,400 performance-based restricted stock units for Mr. Venetucci pursuant to his employment agreement. The stock will vest based on the annual common share price performance (“SPP”) defined as the growth in share price from $2.00 to $10.00 per share (collectively, the “Performance-Based RSUs”). For purposes of the Performance-Based RSUs, the SPP shall be measured by the ration of (i) the volume weighted average price (:VWAP”) for the fourth quarter of each of 2024, 2025, 2026, and 2027 periods minus $2.00, divided by (ii) $8.00; minus any previously vested SPP shares. Vesting is cumulative, with no recoupment for years with a negative ratio, and any Performance-Based RSUs that remain unvested after the Q4 2027 calculation shall be forfeited. The fair value of the stock at the time of grant was initially valued at $0.5 million.
(4)Stock awards consist of time-based restricted stock units granted pursuant to the Company’s equity incentive plan in connection with annual and quarterly equity compensation under Mr. Biere’s employment agreement. All such awards vest 25% after one year, with the remaining balance vesting in equal quarterly installments thereafter. Grant-date fair values were determined based on the closing price of the Company’s common stock on the applicable grant dates. As of December 31, 2025, Mr. Biere had 151,326 unvested restricted stock units with an aggregate market value of approximately $0.7 million based on the Company’s closing stock price on December 31, 2025.

Employment Agreements
The following is a summary of the employment arrangements with the Company’s Named Executive Officers.
Patrick J. Venetucci. On September 6, 2024, the Company entered into an employment agreement with Patrick J. Venetucci to serve as its Chief Executive Officer through December 31, 2027. Pursuant to the employment agreement, Mr. Venetucci receives an annual base salary of $450,000. Pursuant to the employment agreement, Mr. Venetucci is eligible to receive a bonus based on the achievement of certain key performance indicators set at the beginning of each year. The target Executive Bonus for fiscal year 2024 was 75% of Mr. Venetucci’s base salary, prorated for the months of employment in the fiscal year. The target Executive Bonus for fiscal year 2025 is 75% of Mr. Venetucci’s base salary. The employment agreement provides for a long-term incentive stock award of 980,800 restricted stock units. The first grant of 490,400 of the RSUs shall vest in 16 equal quarterly amounts starting on October 31, 2024 and every three months thereafter until fully vested (collectively, the “Time-Based RSUs”). The second grant of 490,400 of the RSUs will vest based on the annual common SPP defined as the growth in share price from $2.00 to $10.00 per share. For purposes of the Performance-Based RSUs, the SPP shall be measured by the ratio of (i) the VWAP for the fourth quarters of each of 2024, 2025, 2026, and 2027 minus $2.00, divided by (ii) $8.00; minus any previously vested SPP shares. Vesting is cumulative, with no recoupment for years with a negative ratio, and any Performance-Based RSUs that remain unvested after the Q4 2027 calculation shall be forfeited. The formula used to calculate the SPP and Time-Based RSUs are subject to any stock split effected by the Company.
Following the initial term, the Employment Agreement will automatically renew for successive one-year terms unless the Company or Mr. Venetucci provides written notice of non-renewal at least 90 days prior to the end of the current term. The Employment Agreement is subject to early termination (i) by the Company or Mr. Venetucci for any reason upon written notice, (ii) by the Company for cause (as such term is defined in the employment agreement; “cause” generally includes willful misconduct, dishonesty, misappropriation, conviction of certain crimes, conduct causing material harm to the Company, breach of fiduciary duty or restrictive covenants, material policy violations, or failure to perform duties after notice and opportunity to cure), (iii) by Mr. Venetucci for good reason (as defined in the employment agreement; “good reason” generally includes (i) a material diminution in the Executive’s responsibilities, authority or duties; (ii) a material diminution in the Executive’s Base Salary, except for across-the-board salary reductions based on the Company’s financial performance similarly affecting all or substantially all senior management employees of the Company; or (iii) a material breach of this Agreement by the Company.), and (iv) in the case of Mr. Venetucci’s death or disability (the inability to perform essential job functions, with or without reasonable accommodation, for 120 days in any 12-month period, as certified by a physician). In the event of any termination, Mr. Venetucci will be entitled to payment of earned salary, any portion of his bonus that was earned but not yet paid, unpaid expense reimbursements, and any vested benefits including accrued but unused vacation. If the employment agreement is terminated for any reason other than by the Company for cause or by Mr. Venetucci without good reason (a material reduction in responsibilities, authority, or base salary (other than across-the-board reductions) or a material breach by the Company, subject to notice, a 30-day cure period, and timely resignation if not cured), and subject to execution of a separation agreement in a form satisfactory to the Company, Mr. Venetucci will be entitled to severance equal to twelve months of his then-current salary, up to twelve months of COBRA payments, and a pro-rated annual bonus for the fiscal year of termination based on actual performance. With respect to outstanding equity awards, vesting and exercisability of any outstanding equity compensation awards from the Company shall be determined under the terms of the Equity Documents and Prior Equity Agreements. In the event of termination due to disability, Mr. Venetucci will be entitled to a pro-rated annual bonus based on actual performance and continued vesting of outstanding equity awards as determined under their respective terms. If there is a change of control (as defined in the employment agreement; a merger, change in control means the sale of substantially all assets, acquisition of a majority of the Company’s voting securities, or liquidation) and Mr. Venetucci’s employment terminates within three months prior to or within twelve months following such change of control for reasons other than for cause or resignation without good reason, and subject to execution of a separation agreement in a form satisfactory to the Company, Mr. Venetucci will be entitled to severance equal to twelve months of his then-current salary, up to twelve months of COBRA payments, a pro-rated annual bonus based on target performance, and vesting and exercisability of any outstanding equity compensation awards from the Company shall be determined under the terms of the Equity Documents and Prior Equity Agreements.
Peter J. Biere. Effective September 1, 2023, the Company entered into an agreement to replace Mr. Biere’s prior employment agreement, providing an annual base salary of $320,000 for an initial term of 3 years. The agreement provides for an annual bonus at the sole discretion of the Board or Compensation Committee, which shall be equal to up to sixty percent (60%) of Mr. Biere’s base salary to be paid out in five (5) installments pursuant to the terms of the employment agreement. Such annual bonuses will be based on the achievement of specified annual performance goals. The agreement additionally provides that, subject to the discretion of the Board or the Compensation Committee, Mr. Biere will be eligible for a long-term incentive award of $236,800 which will be in the form of four restricted stock unit awards which will each vest over three years following the grant date, one-third (1/3) upon 12 months of the grant date and quarterly thereafter.
Following the initial term, the Employment Agreement will automatically renew for successive one-year terms unless the Company or Mr. Biere provides written notice of non-renewal at least 90 days prior to the end of the current term. The Employment Agreement may be terminated (i) by either party for any reason upon written notice, (ii) by the Company for cause (as defined in the employment agreement; cause generally includes willful misconduct, dishonesty, misappropriation, conviction of certain crimes, conduct causing material harm to the Company, breach of fiduciary duty or restrictive covenants, material policy violations, or failure to perform duties after notice and opportunity to cure), (iii) by Mr. Biere for good reason (as defined in the employment agreement; good reason means a material reduction in responsibilities, authority, or base salary (other than across-the-board reductions) or a material breach by the Company, subject to notice, a 30-day cure period, and timely resignation if not cured), or (iv) upon Mr. Biere’s death or disability (the inability to perform essential job functions, with or without reasonable accommodation, for 120 days in any 12-month period, as certified by a physician). In the event of any termination, Mr. Biere will be entitled to payment of earned but unpaid salary, any pro-rated bonus earned through the date of termination, unpaid expense reimbursements, and accrued but unused vacation. If the Employment Agreement is terminated by the Company without cause or by Mr. Biere for good reason, subject to execution of a separation and release agreement satisfactory to the Company, Mr. Biere will be entitled to severance equal to nine months of his then-current base salary, up to nine months of COBRA premium contributions, and a pro-rated annual bonus for the fiscal year of termination based on actual performance, with vesting of outstanding equity awards determined under the applicable equity plan and award agreements. In the event of termination due to death or disability, Mr. Biere (or his estate) will be entitled to a pro-rated annual bonus based on actual performance, and vesting of outstanding equity awards will be determined under their governing terms. If a change of control (as defined in the agreement; a merger, sale of substantially all assets, acquisition of a majority of the Company’s voting securities, or liquidation) occurs and Mr. Biere’s employment terminates within three months prior to or twelve months following such change of control without cause or for good reason, subject to execution of a separation and release agreement satisfactory to the Company, he will be entitled to severance equal to nine months of his then-current base salary, up to nine months of COBRA premium contributions, and a pro-rated annual bonus for the then-current fiscal year based on target performance, with vesting of outstanding equity awards determined in accordance with the applicable plan and award terms.
Equity Incentive Plans
In May 2011, the Board adopted the 2011 Equity Incentive Plan of IZEA, Inc., which was amended and restated in 2020 (the “2011 Plan”). The 2011 Plan allows the Company to award restricted stock, restricted stock units, and stock options, covering up to 1,875,000 shares of common stock as incentive compensation for its employees and consultants. On October 17, 2023, stockholders voted to amend and restate the 2011 Plan to increase the number of shares of common stock authorized for issuance by 1,800,000 shares and to reflect emerging best practices. On December 12, 2024, stockholders voted to amend and restate the 2011 Plan to increase the number of shares of common stock authorized for issuance by 700,000 shares. As of December 31, 2025, an aggregate of 2,908,227 shares of common stock had been issued in respect of exercised and vested awards under the 2011 Plan.
Under the Equity Incentive Plan, the Board determines the exercise price to be paid for the option shares, the period within which each award may be exercised, and the terms and conditions of each award, including any future vesting restrictions. The exercise price of incentive and non-qualified stock options may not be less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value. Unless otherwise determined by the Board at the time of grant, the purchase price is set at the fair market value of the Company’s common stock on the grant date (or the last trading day prior to the grant date, if it is awarded on a non-trading day). The Company issues new shares for any stock awards or options exercised under the Equity Incentive Plan.
The Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 125,000 shares of its common stock. Any employee regularly employed by the Company for 90 days or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) is eligible to participate in the ESPP. The ESPP operates in successive six- month offering periods commencing at the beginning of each fiscal year half. Each eligible employee who has elected to participate may purchase up to 10% of their annual compensation in common stock not to exceed $21,250 annually or 2,000 shares per offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the offering period. The ESPP will continue until December 18, 2028, unless otherwise terminated by the Company’s Board. As of December 31, 2025, 72,008 shares have been issued under the ESPP.
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
As of December 31, 2025, one 50,000 time-based RSU award that had been granted was outstanding under the Inducement Plan.
As of March 12, 2026, an aggregate of 50,000 RSUs, net of forfeitures are outstanding under the Inducement Plan.
Director Compensation
Effective September 6, 2024, the Board amended the compensation program for each serving non-employee director to receive the following compensation:
•An annual board retainer fee of $60,000 to be in restricted stock issued in $15,000 increments on the last day of each quarter and priced at fair market value, vesting immediately.
•A cash retainer fee of $35,000 per year.
•A standard fee of $20,000 per year paid out to the Chairman of the Board.
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
The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a non-employee director for the Company during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Antonio Bonchristiano (1)	$47,000	$60,000	$—	$107,000
Rodrigo Boscolo (2)	40,250	$60,000	—	100,250
Brian W. Brady (3)	40,500	$60,000	—	100,500
John H. Caron (4)	50,500	$60,000	—	110,500
Lindsay A. Gardner (5)	79,000	$60,000	—	139,000
Daniel R. Rua (6)	53,500	$60,000	—	113,500
(1)In 2025, Mr. Bonchristiano received 20,482 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date in March, June, September and December. Mr. Bonchristiano also received cash compensation of $47,000 in accordance with the Company’s non-employee director compensation program.
(2)In 2025, Mr. Boscolo received 20,482 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date in March, June, September, and December. Mr. Boscolo also received cash compensation of $40,250 in accordance with the Company’s non-employee director compensation program.
(3)In 2025, Mr. Brady received 20,482 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date in March, June, September, and December. Mr. Brady also received cash compensation of $40,500 in accordance with the Company’s non-employee director compensation program.

(4)In 2025, Mr. Caron received 20,482 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date in March, June, September, and December. Mr. Caron also received cash compensation of $50,500 in accordance with the Company’s non-employee director compensation program.
(5)In 2025, Mr. Gardner received 20,482 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date in March, June, September, and December. Mr. Gardner also received cash compensation of $79,000 in accordance with the Company’s non-employee director compensation program.
(6)In 2025, Mr. Rua received 20,482 shares of restricted stock with a grant date fair value of $60,000. The shares vested immediately at each quarterly grant date in March, June, September, and December. Mr. Rua also received cash compensation of $53,500 in accordance with the Company’s non-employee director compensation program.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table presents information concerning the beneficial ownership of the Company’s common stock as of March 12, 2026 by:
•each person or group of affiliated persons, known to the Company to beneficially own more than 5% of the Company’s outstanding common stock (“5% holders”);
•each of the Company’s directors and named executive officers; and,
•all of the Company’s directors and executive officers as a group.
The number of shares of the Company’s common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 12, 2026, or by May 11, 2026, through the conversion of a security or other right. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group.
Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, and the address of each person named in the following table is c/o IZEA Worldwide, Inc., 1317 Edgewater Dr. #1880 Orlando, FL 32804.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Executive Officers and Directors:
Patrick J. Venetucci (2)	641,716	3.6%
Peter J. Biere (3)	177,706	1.0%
Antonio Bonchristiano (4)	27,410	*
Rodrigo Boscolo (5)	27,410	*
Brian W. Brady (6)	456,445	2.6%
John H. Caron (7)	110,566	*
Lindsay A. Gardner (8)	127,010	*
Daniel R. Rua (9)	92,716	*
All executive officers and directors as a group (8 persons)(10)	1,660,979
5% Stockholders:
GP Cash Management, Ltd. (11)	3,002,036	17.3%
* Less than 1 percent.
(1)The applicable percentage of ownership for each holder is based on 17,336,121 shares outstanding as of March 12, 2026.
(2)Includes 303,941 outstanding shares of common stock, exercisable stock options to purchase 625 shares of common stock, and 337,150 restricted stock units expected to vest within the 60 days under the 2011 Plan.
(3)Includes 75,310 outstanding shares of common stock, exercisable stock options to purchase 7,035 shares of common stock and 18,847 restricted stock units expected to vest within the 60 days under the 2011 Plan.

(4)Includes 27,410 outstanding shares of common stock under the 2011 Plan. Shares represented in this row do not include shares owned by GP Cash Management, Ltd. (“GP Cash Management”). Mr. Bonchristiano is a director of GP Cash Management and CEO and a board member of GP Investments, Ltd. (“GP Investments”) its sole stockholder.
(5)Includes 27,410 outstanding shares of common stock under the 2011 Plan. Shares represented in this row do not include shares owned by GP Cash Management. Mr. Boscolo is CFO and a director of GP Investments, GP Cash Management’s sole stockholder.
(6)Includes 456,445 outstanding shares of common stock under the 2011 Plan.
(7)Includes 110,566 outstanding shares of common stock under the 2011 Plan.
(8)Includes 127,010 outstanding shares of common stock under the 2011 Plan.
(9)Includes 92,716 outstanding shares of common stock under the 2011 Plan.
(10)For all executive officers and directors as a group, this amount includes 432,511 outstanding shares of common stock, exercisable stock options to purchase 7,660 shares of common stock, and 49,497 restricted stock units expected to vest within 60 days of March 12, 2026, under the 2011 Plan.
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
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	1,790,196	(2)	$11.76	(3)	344,376	(4)
Equity compensation plans not approved by security holders(1)	50,000	(5)	$—		1,750,000	(6)
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
(4)    As of December 31, 2025, the Company had 291,384 shares of common stock available for future issuance under the 2011 Plan and 52,992 shares of common stock available for future issuance under its 2014 Employee Stock Purchase Plan.
(5) Consists of shares of common stock subject to outstanding awards under the Inducement Plan.
(6) As of December 31, 2025 the Company had 1,750,000 shares of common stock available for future issuance under the Inducement Plan.
As of March 12, 2026, the Company had 17,336,121 shares of common stock issued and outstanding, which does not include outstanding stock options to purchase 14,518 shares of its common stock at an average exercise price of $13.00 per share and unvested restricted stock units of 1,676,939 shares with an intrinsic value of $4.9 million.

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
Certain Transactions
Except as described below, during the fiscal years ended December 31, 2025 and 2024, there were no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeded the lesser of $120,000 or 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of its officers, directors, beneficial owners of more than 5% of the Company’s outstanding common stock or other related persons had or will have a direct or indirect material interest.
On September 6, 2024, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GP Cash Management, Ltd., GP Investments, Ltd. (“GP Investments”), Rodrigo Boscolo and Antonio Bonchristiano (collectively with each of their affiliates and controlled associates, the “GP Parties”). Pursuant to the Cooperation Agreement, a payment of $145,000 in out-of-pocket fees and expenses was paid to the GP Parties. The GP Parties beneficially own the company’s common stock as disclosed in “Security Ownership of Certain Beneficial Owners and Management.” The Cooperation Agreement provides for the appointment of Rodrigo Boscolo and Antonio Bonchristiano to the Board, and establishment of a Strategy and Capital Allocation Committee, among other things.
Except for the above transaction, there have been no transactions since January 1, 2024 or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members had or will have a direct or indirect material interest.
Director Independence
The Board has determined that Antonio Bonchristiano, Rodrigo Boscolo, Brian W. Brady, John H. Caron, Lindsay A. Gardner, and Daniel R. Rua are “independent directors” as defined in Nasdaq Listing Rule 5605(a)(2). As provided by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.
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
The aggregate fees billed by GT for each of the last two fiscal years for professional services rendered for the audit and review of the financial statements were $0.7 million and $0.8 million for the years ended December 31, 2025, and 2024, respectively.

	Twelve Months Ended December 31,
Fee Category	2025	2024
Audit Fees (1)	$676,000	$805,415
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
3.1
Amended and Restated Articles of Incorporation of IZEA, Inc. (as amended through June 16, 2023) (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock of IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

3.3		Second Amended and Restated Bylaws of IZEA Worldwide, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024)
4.1	*	Description of Common Stock of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	(a)
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

10.5	(a)
First Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 28, 2022 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.6	(a)
Second Amendment to Executive Employment Agreement between IZEA Worldwide, Inc. and Peter J. Biere dated January 9, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023).

10.7	*(a)	Executive Employee Agreement between IZEA Worldwide, Inc. and Peter J. Biere, effective September 1, 2023.
10.8	(a)
Forms of grant notice, stock option agreement, and notice of exercise under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.9	(a)
Forms of restricted stock unit grant notice and award agreement under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)..

10.1	(a)
Forms of restricted stock award grant notice and award agreement under the IZEA Worldwide, Inc. 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)..

10.11	(a)	IZEA Worldwide, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).
10.12	(a)
Form of Performance-Based Restricted Stock Unit Award Agreement under the IZEA Worldwide, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).

10.13	(a)
Form of Time-Based Restricted Stock Unit Award Agreement under the IZEA Worldwide, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).

10.14	(a)
Employment Agreement effective as of September 6, 2024, between the Company and Patrick J. Venetucci (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.15
Cooperation Agreement, dated as of September 6, 2024, by and between the Company and GP Cash Management, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024)

10.16		10b5-1 Issuer Repurchase Instructions (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024)
19		Insider Trading Policy (Incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2025).
21.1	*	List of Subsidiaries of IZEA Worldwide, Inc.
23.1	*	Consent of GRANT THORNTON, LLP, independent registered public accounting firm.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (b)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	* (a)	IZEA Worldwide Inc. Compensation Recoupment Policy
101	* (c)	The following materials from IZEA Worldwide, Inc.'s Annual Report for the year ended December 31, 2024 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to the Consolidated Financial Statements.
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

IZEA Worldwide, Inc. a Nevada Corporation

March 17, 2026	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

March 17, 2026	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

IZEA Worldwide, Inc. a Nevada Corporation

March 17, 2026	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

March 17, 2026	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)

March 17, 2026	By:	/s/ Antonio Bonchristiano
Antonio Bonchristiano Director

March 17, 2026	By:	/s/ Rodrigo Boscolo
Rodrigo Boscolo Director

March 17, 2026	By:	/s/ Brian W. Brady
Brian W. Brady Director

March 17, 2026	By:	/s/ John H. Caron
John H. Caron Director

March 17, 2026	By:	/s/ Lindsay A. Gardner
Lindsay A. Gardner Director

March 17, 2026	By:	/s/ Daniel R. Rua
Daniel R. Rua Director