Form 10-Q
period 2026-03-31
IZEA Worldwide, Inc.
filed 2026-05-12
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”
iii

and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 As of May 7, 2026, there were 17,513,351 shares of our common stock outstanding.

iv

IZEA Worldwide, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2026

i

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$46,502,356	$50,886,850
Accounts receivable, net	5,853,585	3,398,479
Prepaid expenses	622,896	830,509
Other current assets	125,321	9,002
Total current assets	53,104,158	55,124,840

Property and equipment, net of accumulated depreciation	6,209	17,131
Software development costs, net of accumulated amortization	2,426,122	2,335,745
Total assets	$55,536,489	$57,477,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$758,442	$779,434
Accrued expenses	1,413,805	3,050,995
Contract liabilities	4,892,795	4,729,767
Total current liabilities	7,065,042	8,560,196

Total liabilities	$7,065,042	$8,560,196

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 18,253,298 and 18,150,878, respectively, shares outstanding: 17,364,175 and 17,261,755, respectively.	1,825	1,815
Treasury stock at cost: 889,123 and 889,123 shares at March 31, 2026 and December 31, 2025, respectively	(2,344,698)	(2,344,698)
Additional paid-in capital	155,904,372	155,568,812
Accumulated deficit	(105,032,252)	(104,254,729)
Accumulated other comprehensive loss	(57,800)	(53,680)
Total stockholders’ equity	48,471,447	48,917,520
Total liabilities and stockholders’ equity	$55,536,489	$57,477,716

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2026	2025
Revenue	$6,573,232	$7,968,363

Costs and expenses:
Cost of revenue	3,630,001	4,401,574
Sales and marketing	930,574	1,121,782
General and administrative	3,035,506	2,940,507
Depreciation and amortization	149,247	160,352
Total costs and expenses	7,745,328	8,624,215

Loss from operations	(1,172,096)	(655,852)

Other income (expense):
Interest expense	(372)	(1,654)
Other income (expense), net	394,945	514,706
Total other income (expense), net	394,573	513,052

Net loss	$(777,523)	$(142,800)

Weighted average common shares outstanding – basic and diluted	17,310,313	16,927,166
Basic and diluted loss per common share	$(0.04)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2026	2025
Net loss	$(777,523)	$(142,800)

Other comprehensive loss
Unrealized loss on securities held	—	(13,903)
Unrealized loss on currency translation	(4,120)	(109,459)
Total other comprehensive loss	(4,120)	(123,362)

Total comprehensive loss	$(781,643)	$(266,162)

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2026 and 2025

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	17,518,018	1,752	$154,593,800	$(1,622,065)	$(104,297,055)	$105,287	$48,781,719
Stock issued for payment of services	42,858	4	89,998	—	—	—	90,002
Stock-based compensation	156,474	16	285,116	—	—	—	285,132
Shares withheld to cover statutory taxes	(56,130)	(6)	(174,990)	—	—	—	(174,996)
Treasury stock	—	—	—	(443,808)	—	—	(443,808)
Foreign currency translation adjustment	—	—	—	—	—	(109,459)	(109,459)
Unrealized loss on securities held	—	—	—	—	—	(13,903)	(13,903)
Net loss	—	—	—	—	(142,800)	—	(142,800)
Balance, March 31, 2025	17,661,220	1,766	$154,793,924	$(2,065,873)	$(104,439,855)	$(18,075)	$48,271,887

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	18,150,878	1,815	$155,568,812	$(2,344,698)	$(104,254,729)	$(53,680)	$48,917,520
Stock issued for payment of services	25,644	2	90,008	—	—	—	90,010
Stock-based compensation	110,925	11	402,155	—	—	—	402,166
Shares withheld to cover statutory taxes	(34,149)	(3)	(156,603)	—	—	—	(156,606)
Foreign currency translation adjustment	—	—	—	—	—	(4,120)	(4,120)
Net loss	—	—	—	—	(777,523)	—	(777,523)
Balance, March 31, 2026	18,253,298	1,825	$155,904,372	$(2,344,698)	$(105,032,252)	$(57,800)	$48,471,447

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(777,523)	$(142,800)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	10,922	22,955
Amortization	138,325	137,397
Stock-based compensation	402,166	285,132
Value of stock issued for payment of services	90,010	90,002
Changes in operating assets and liabilities:
Accounts receivable	(2,455,106)	3,512,710
Prepaid expenses and other current assets	91,294	468,112
Accounts payable	(20,992)	(619,111)
Accrued expenses	(1,630,453)	(652,859)
Contract liabilities	163,028	(1,093,406)
Net cash provided by (used in) operating activities	(3,988,329)	2,008,132
Cash flows from investing activities:
Proceeds from investment maturities	—	4,869,158
Capitalization of software development costs	(228,702)	(149,307)
Net cash provided by (used in) investing activities	(228,702)	4,719,851
Cash flows from financing activities:
Payments on finance obligation	(6,737)	(4,034)
Purchase of treasury stock	—	(443,808)
Payments on shares withheld for statutory taxes	(156,606)	(174,996)
Net cash used in financing activities	(163,343)	(622,838)
Effect of exchange rate changes on cash	(4,120)	(137,265)
Net increase (decrease) in cash and cash equivalents	(4,384,494)	5,967,880
Cash and cash equivalents, beginning of period	50,886,850	44,644,468
Cash and cash equivalents, end of period	$46,502,356	$50,612,348

Supplemental cash flow information:
Interest paid	$372	$1,654

Supplemental non-cash activities:
Fair Value of common stock issued for services	$90,010	$90,002

See accompanying notes to the unaudited consolidated financial statements.

Table of Contents                 IZEA Worldwide, Inc.
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
Basis of Presentation
The accompanying unaudited consolidated balance sheet as of March 31, 2026, and the related unaudited consolidated statements of operations, comprehensive loss, stockholders’ equity, and statement of cash flows for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and its results of operations and cash flows for the periods presented.
The consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2026.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. Deposit balances exceeding the various limits were approximately $45.9 million and $50.3 million as of March 31, 2026 and December 31, 2025, respectively.
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
Realized and unrealized gains and losses on trading debt securities, as well as realized gains and losses on available-for-sale debt securities, are included in net income (loss). Unrealized gains and losses on available-for-sale debt securities, net of tax, are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss).
All debt securities matured as of June 30, 2025.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables and contract assets, net of an allowance for credit losses. Trade receivables represent customer obligations arising from standard credit terms, while contract assets reflect revenue recognized but not yet invoiced. As of March 31, 2026, the Company reported net trade receivables of $5.9 million, including $5.8 million of accounts receivable and $9,475 contract assets. As of December 31, 2025, the Company had net trade receivables of $3.4 million comprised entirely of accounts receivable, with no contract assets.
Management determines the collectability of accounts receivable by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company continues to monitor these factors and will adjust credit and collection policies as necessary to address evolving market conditions and potential risks to financial performance. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company assesses collectability risk both generally and by specific aged invoices. The Company’s loss history informs a general reserve percentage, which is applied to all invoices less than 90 days from the invoice due date, currently 1% of the outstanding balance. The general reserve, which is updated periodically, recognizes that some invoices will likely become a collection risk. When an invoice is 90 days past its due date, the Company considers each invoice to determine a collectability reserve based on prior history and recent communications with the customer. Generally, the Company’s reserve for such aged invoices will approach 100% of the invoice amount.
The Company’s allowance for credit losses was approximately $0.1 million as of March 31, 2026, unchanged from December 31, 2025. Management continues to monitor the collectability of accounts receivable and believes the allowance is adequate as of the reporting date.
Concentrations of credit risk with respect to accounts receivable have typically been limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had three customers that accounted for 10.5%, 13.5%, and 40.8%, respectively, of total accounts receivable as of March 31, 2026 and two customers that accounted for 12.4% and 12.5%, respectively, of total accounts receivable as of December 31, 2025. The Company had two customers that accounted for 12.6% and 13.4%, respectively, of its revenue during the three months ended March 31, 2026, and three customers that accounted for 14.3%, 18.3%, and 18.6% of its revenue during the three months ended March 31, 2025.
Property and Equipment
Property and equipment are recorded at cost, or if acquired in a business combination, at the acquisition date fair value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 years
Office Equipment	3 - 10 years
Furniture and Fixtures	5 - 10 years
The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in general and administrative expense in the unaudited consolidated statements of operations.
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

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
The Company reviews the software development costs for impairment when events or changes indicate the carrying amounts may not be recoverable. Impairment losses, if any, are recognized in the unaudited consolidated statements of operations. Additional information regarding software development costs is provided in “Note 4 — Software Development Costs of the Notes to the Unaudited Consolidated Financial Statements.”
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
The Company enters into contractual arrangements with marketers and content creators, typically through master agreements or terms of service, supplemented by a statement of work that define the specific services and pricing. Transaction prices are generally fixed. Customers may prepay for services or be granted credit terms, with standard payment terms of 30 days from the invoice date. Amounts billed in advance of services performed are recorded as contract liabilities and recognized as revenue as the related performance obligations are satisfied. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. The Company assesses collectability based on customer creditworthiness, payment history, and transaction history.
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
Advertising Costs
Advertising costs are expensed as incurred and include costs associated with promotional activities, including payments to third parties for marketing and brand promotion. Advertising costs are reflected within sales and marketing expenses in the accompanying unaudited consolidated statements of operations.
For the three months ended March 31, 2026, and 2025, advertising costs were approximately $18,867 and $4,658,

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
respectively. Advertising costs are reflected within sales and marketing expenses in the accompanying unaudited consolidated statements of operations.
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
The Company incurs state franchise tax in certain jurisdictions, which is included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
The Company evaluates uncertain tax positions in accordance with applicable accounting guidance and recognizes the impact of uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. Unrecognized tax benefits, if any, are recorded as a liability on the consolidated balance sheet. The Company has not recognized a liability for uncertain tax positions. Interest expense and penalties related to unrecognized tax benefits, if any, are recognized in interest expense and operating expenses, respectively.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of March 31, 2026, the Company holds only cash and cash equivalents and no longer holds any marketable securities. Additional information is provided in “Note 2 – Financial Instruments of the Notes to the Unaudited Consolidated Financial Statements.”
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
The Company may issue restricted stock or restricted stock units (“RSUs”) that vest over time or upon achievement of specified performance conditions. These awards are recorded at fair value on the grant date and expensed on a straight-line

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
basis over the vesting period. Additional information regarding the Company’s equity compensation plans is provided in “Note 8 - Stockholder’s Equity of the Notes to the Unaudited Consolidated Financial Statements.”
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Segment Reporting: Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures. This update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU also requires all annual disclosures currently required by Topic 280 to be included in the interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted and requiring retrospective application to all prior periods presented in the financial statements. The adoption did not have a material impact on the unaudited consolidated financial statements.
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
NOTE 2.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
The Company maintains its cash and cash equivalents with nationally recognized financial institutions. Cash equivalents consist of highly liquid investments with original maturities of three months or less, including money market funds.
As of March 31, 2026 and December 31, 2025, the Company held cash and cash equivalents primarily in money market funds and did not hold any marketable securities. All previously held marketable securities matured in June 2025, and the proceeds were reinvested in money market funds.
As of March 31, 2026, the Company held $46.5 million in cash and cash equivalents.
NOTE 3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

	March 31, 2026	December 31, 2025
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	255,449	255,449
Total	293,803	293,803
Less accumulated depreciation	(287,594)	(276,672)
Property and equipment, net	$6,209	$17,131
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the unaudited consolidated statements of operations was $10,922 and $22,955 for the three months ended March 31, 2026 and 2025, respectively.
NOTE 4.     SOFTWARE DEVELOPMENT COSTS
Software development costs consist of the following:

	March 31, 2026	December 31, 2025
Software development costs	$3,879,219	$3,650,517
Less accumulated amortization	(1,453,097)	(1,314,772)
Software development costs, net	$2,426,122	$2,335,745
The Company capitalized internal-use software development costs of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Capitalized costs consist primarily of consulting fees and payroll and related benefit costs incurred in connection with software development activities including the continued development of the Company’s technology platform, recently rebranded as ZED, which has a planned in-service date during the second quarter of 2026.
The Company amortizes capitalized software development costs on a straight-line basis over the estimated useful life of five years, beginning when the related software or features are available for their intended use. This estimated useful life is consistent with the period over which the Company’s legacy platforms have historically been in service, or the actual useful life if shorter.
Amortization expenses related to capitalized software development cost of $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2026	$576,216
2027	737,010
2028	472,297
2029	330,388
2030	256,515
2031	53,696
Total	$2,426,122

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

	March 31, 2026	December 31, 2025
Accrued payroll liabilities	$1,198,741	$2,761,126
Accrued taxes	33,901	39,538
Current portion of finance obligation	2,369	9,106
Accrued other	178,794	241,225
Total accrued expenses	$1,413,805	$3,050,995
NOTE 6.    NOTES PAYABLE
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
In connection with a refresh of a portion of its computer inventory, the Company entered into a three-year payment plan with the same vendor during 2022. As of March 31, 2026 and December 31, 2025, the obligation consists entirely of short-term amounts totaling $2,369 and $9,106, respectively, all of which are included in accrued expenses in the unaudited consolidated balance sheets.
Interest expense related to these financing arrangements totaled $372 and $1,654 for the three months ended March 31, 2026 and 2025, respectively, and is included in interest expense in the unaudited consolidated statements of operations and comprehensive loss.
NOTE 7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of March 31, 2026 and December 31, 2025.
Retirement Plans
The Company offers a defined contribution 401(k) retirement plan to eligible employees. In November 2025, the Company implemented a new 401(k) plan that replaced its prior plan with substantially similar provisions, and participant account balances were rolled into the new plan. Under the plan, the Company matches participant contributions equal to 50% of each participant’s contribution, up to a maximum of 8% of the participant’s salary. Employer-matched contributions vest ratably over four years of service.
Total expense for employer-matched contributions during the three months ended March 31, 2026 and 2025 was recorded in the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$17,524	$19,235
Sales and marketing(1)	16,205	(16,524)
General and administrative	27,630	16,621
Total contribution expense	$61,359	$19,332
(1) Negative expense in Sales and Marketing due to our targeted workforce reduction that was announced in December 2024 and executed in January 2025.
Litigation
The Company may occasionally be involved in legal proceedings in the ordinary course of business. While litigation carries inherent uncertainties, the Company is not currently a party to any matters that it believes would have a material adverse effect, individually or in the aggregate.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
NOTE 8.    STOCKHOLDERS’ EQUITY
Authorized Shares
The Company has 50,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock, each with a par value of $0.0001 per share.
Share Repurchases
On June 28, 2024, the Company’s Board of Directors authorized a share repurchase program for up to $5.0 million of the Company’s common stock, which was subsequently increased to $10.0 million in September 2024. Repurchases under the program may be made from time to time in open market or privately negotiated transactions, subject to market conditions and other factors.
In May 2025, the Company completed a modified “Dutch auction” tender offer pursuant to which it repurchased 38,682 shares of common stock at a purchase price of $2.80 per share, for an aggregate cost of approximately $0.1 million, excluding fees and expenses.
On June 16, 2025, the Company entered into an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to repurchase shares on the Company’s behalf beginning on July 16, 2025 through May 15, 2026, subject to the terms of the Company’s authorization and in compliance with Rules 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of March 31, 2026, no shares have been purchased under this plan.
As of March 31, 2026, the Company had repurchased a cumulative total of 523,268 shares of its common stock under the current program for an aggregate cost of approximately $1.3 million, recorded as treasury stock on the consolidated balance sheet. The average purchase price was $2.53 per share, and approximately $8.7 million remained available for repurchase under the program as of that date.
Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2024 Annual Meeting of Stockholders held on December 12, 2024, to increase the number of plan shares by 700,000 shares, from 3,675,000 to 4,375,000 shares. As of March 31, 2026, the Company had 305,333 remaining shares of common stock available for future issuance under the 2011 Equity Incentive Plan.
Restricted Stock
Under the Company’s 2011 Equity Incentive Plan, the Compensation Committee of the Board of Directors determines the terms and conditions of equity awards granted to participants, including vesting provisions.
In 2025, the Company granted a total of 122,892 shares of restricted common stock to its independent directors for their annual service, with an aggregate grant-date fair value of approximately $0.4 million. These awards were granted in quarterly installments on the last day of each quarter and vested immediately upon grant.
During the three months ended March 31, 2026, the Company granted its six independent directors a total of 25,644 shares of restricted common stock with an aggregate grant-date fair value of approximately $0.1 million. These shares vested immediately upon grant.
The following table summarizes restricted stock activity during the year ended December 31, 2025 and the three months ended March 31, 2026:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	—	$—	0.0
Granted	122,892	2.93
Vested	(122,892)	2.93
Nonvested at December 31, 2025	—	$—	0.0
Granted	25,644	3.51
Vested	(25,644)	3.51
Nonvested at March 31, 2026	—	$—	0.0
Expenses recognized on restricted stock issued to independent directors for services were $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Restricted Stock Units
The Board of Directors determines the terms and conditions of equity awards granted under the Company’s Equity Incentive Plan.
Time-based RSUs
During the three months ended March 31, 2026, the Company granted 16,818 time-based restricted stock units (“RSUs”) to an executive with an aggregate grant-date fair value of approximately $0.1 million. The award vests over a period of 36 months from the grant date.
Performance-based RSUs
On September 6, 2024, the Company granted 490,400 performance-based restricted stock units (“PBRSUs”) with a grant-date fair value of approximately $0.5 million. The PBRSUs vest annually over a four-year period and are contingent upon the achievement of specified performance measures, including a market condition. Because the awards include a market condition, fair value was estimated on the grant date using a Monte Carlo simulation model. No PBRSUs were granted during the three months ended March 31, 2026 or during 2025. The key assumptions used in the Monte Carlo model for the 2024 grant were as follows:

2024
Risk-free rate	4.0%
Simulation term (in years)	3.3
Annual volatility (rounded)	55.0%
Performance-based awards are accounted for as restricted stock units and are included in the Company’s RSU activity and share pool disclosures.
The following table summarizes RSU activity for the year ended December 31, 2025 and the three months ended March 31, 2026:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	2,048,772	$2.33	2.6
Granted	737,535	3.07
Vested	(726,564)	2.73
Forfeited	(288,816)	2.47
Nonvested at December 31, 2025	1,770,927	$2.57	1.3
Granted	16,818	3.52
Vested	(110,925)	2.33
Forfeited	(19,625)	2.17
Nonvested at March 31, 2026	1,657,195	$2.61	2.5
Stock-based compensation expense related to RSUs was approximately $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and is included in general and administrative expenses in the unaudited consolidated statements of operations and comprehensive loss.
As of March 31, 2026, the fair value of the Company’s common stock was approximately $3.51 per share, and the intrinsic value of non-vested RSUs was approximately $4.7 million. Total unrecognized compensation cost related to non-vested RSUs was approximately $3.0 million as of March 31, 2026 and is expected to be recognized over a weighted-average period of approximately 2.5 years.
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

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
vesting in equal monthly installments over the subsequent three years. Shares issued upon the exercise of stock options are newly issued shares.
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2025 and the three months ended March 31, 2026, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2024	33,339	$18.60	3.7
Granted	—	—
Exercised	(125)	2.08
Expired	(13,936)	28.21
Forfeited	(9)	12.61
Outstanding at December 31, 2025	19,269	$11.76	3.5
Granted	—	—
Exercised	—	—
Expired	(4,751)	7.94
Forfeited	—	—
Outstanding at March 31, 2026	14,518	$13.00	4.3

Exercisable at March 31, 2026	14,518	$13.00
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2025, and three months ended March 31, 2026, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	1,125	$18.60	3.8
Granted	—	—
Exercised	—	—
Vested	(1,125)	11.76
Forfeited	—	—
Nonvested at December 31, 2025	—	—	0.0
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2026	—	$—	0.0
As of March 31, 2026, options to purchase 14,518 shares were outstanding and exercisable, with a weighted-average exercise price of $13.00 per share.
Stock-based compensation expense recognized for stock options issued to employees was $7,501 for the three months ended March 31, 2025. As of March 31, 2026, there was no unrecognized compensation cost related to non-vested stock option awards, as all awards were fully vested.
On November 30, 2023, the Board of Directors adopted the IZEA Worldwide, Inc. 2023 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired by IZEA in connection with acquisition transactions. Under the Inducement Plan, IZEA may grant RSUs, including performance-based and time-based RSUs, with respect to up to a total of 1,800,000 shares of IZEA common stock to new employees of IZEA or its subsidiaries.
The Inducement Plan was adopted without stockholder approval in reliance on Rule 5635(c)(4) of the NASDAQ Listing Rules. Awards under the Inducement Plan may be granted only to individuals who were not previously employees or non-employee directors of the Company, or following a bona fide period of non-employment, as an inducement material to

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
such the individuals’ entry into employment with the Company or in connection with a merger or acquisition, as permitted by the NASDAQ Listing Rules.
The following table contains summarized information about inducement grant-related RSUs during the year ended December 31, 2025 and the three months ended March 31, 2026.

Inducement Shares	Time-Based	Performance Based	Total
Grant Outstanding at December 31, 2024	50,000	—	50,000
Granted	—	—	—
Forfeited	—	—	—
Grant Outstanding at December 31, 2025	50,000	—	50,000
Granted	—	—	—
Forfeited	—	—	—
Grant Outstanding at March 31, 2026	50,000	—	50,000
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
Stock compensation expense related to the ESPP totaled $15,046 and $10,789 for the three months ended March 31, 2026 and 2025, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive loss. As of March 31, 2026, there were 52,992 remaining shares of common stock available for future issuance under the ESPP.
Summary of Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, net of estimated forfeitures, see “Note 1 Company and Summary of Significant Accounting Policies of the notes to the unaudited Consolidated Financial Statements.”
Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three months ended March 31, 2026 and 2025 was recorded in the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$21,126	$62,449
Sales and marketing(1)	73,538	(10,270)
General and administrative	307,502	232,953
Total stock-based compensation	$402,166	$285,132
(1) Stock-based compensation expense for the Sales and Marketing department was negative during the period as a result of the targeted workforce reduction announced in December 2024 and implemented in January 2025. The negative expense reflects the reversal of previously recognized compensation cost associated with unvested awards that were forfeited upon employee termination. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. When an employee departs prior to completing the vesting period, any unvested awards are forfeited and previously recognized expense related to those awards is reversed in the period of forfeiture.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Accumulated Other Comprehensive Loss
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026			2025
	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Loss	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31	$(19,462)	$(34,218)	$(53,680)	$12,209	$127,296	$(34,218)	$105,287
Other comprehensive income (loss)	(4,120)	—	(4,120)	(13,903)	(109,459)	—	(123,362)
Balance at March 31	$(23,582)	$(34,218)	$(57,800)	$(1,694)	$17,837	$(34,218)	$(18,075)
NOTE 9.    LOSS PER COMMON SHARE
Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, adjusted for the potential dilutive effect of stock options, unvested restricted stock units, and other convertible securities. The calculation includes the effect of dilutive securities only when their inclusion would not be anti-dilutive. For share-based awards, the Company uses the treasury stock method, which assumes proceeds from the assumed exercise or vesting are used to repurchase shares at the average market price during the period.

	Three Months Ended March 31,
	2026	2025
Net loss	$(777,523)	$(142,800)
Weighted average shares outstanding - basic and diluted	17,310,313	16,927,166
Basic and diluted loss per common share	$(0.04)	$(0.01)
The Company excluded the following weighted average items from the above computation of diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	17,206	31,147
Restricted stock units	1,365,819	1,249,178
Total excluded shares	1,383,025	1,280,325
NOTE 10.    REVENUE
The following table illustrates the Company’s revenue:

	Three Months Ended March 31,
	2026	2025
Managed Services Revenue	$6,553,171	$7,907,410
SaaS Services Revenue	20,061	60,953
Total Revenue	$6,573,232	$7,968,363
The Company’s revenue is predominantly derived from Managed Services. Managed Services revenue consists primarily of Sponsored Social and Content services. Sponsored Social revenue, which totaled $6.0 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively, is recognized over time. Content revenue, which totaled $0.6 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, is recognized at a point in time. SaaS Services Revenue, which is not material to total revenue, is recognized over time.
The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended March 31,
	2026	2025
Revenue from North America	$5,825,515	$7,628,344
Revenue from Other	1,226	102,192
Revenue from APAC	746,491	237,827
Total	$6,573,232	$7,968,363
Contract Assets and Liabilities
The following tables provide information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	March 31, 2026	December 31, 2025
Accounts receivable	$5,955,302	$3,509,671
Unbilled contract assets	9,475	—
Allowance for credit losses	(111,192)	(111,192)
Contract liabilities(1)	(4,892,795)	(4,729,767)
Net contract assets (liabilities)	$960,790	$(1,331,288)
(1) Contract liabilities represent consideration received from customers for which the related performance obligations have not yet been satisfied.
The Company does not typically enter into contracts with original terms exceeding one year. As a result, substantially all of the contract liabilities recorded at the end of the year are recognized as revenue in the following year. The contract liability balance as of December 31, 2025, was $4.7 million. Of that balance, $3.7 million was recognized as revenue during the three months ended March 31, 2026. The contract liability balance as of March 31, 2026, was $4.9 million. The Company expects to recognize substantially all of this balance as revenue within the next twelve months.
Contract receivables are recognized when the Company’s right to consideration is unconditional. Contract liabilities relate to the consideration received from customers in advance of the Company satisfying performance obligations under the terms of the contracts. Contract liabilities increase as advance payments from customers are received and decrease as revenue is recognized upon satisfaction of the related performance obligations.
As a practical expedient, the Company expenses the costs of sales commissions and other incremental costs of obtaining customer contracts when the amortization period of such costs would have totaled one year or less.
Remaining Performance Obligations
As substantially all of the Company’s contracts have terms of one year or less, the remaining performance obligations at March 31, 2026 and December 31, 2025, are equal to the contract liabilities disclosed above. The Company expects to recognize substantially all of the remaining performance obligations as of March 31, 2026 as revenue within twelve months.
NOTE 11.    SEGMENT DISCLOSURES
The Company provides value through its Managed Services, by managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. The Company operates as one operating and one reportable segment in accordance with ASC 280, Segment Reporting.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates segment performance and makes resource allocation decisions based on net income (loss), which represents the measure of segment profit reviewed for purposes of assessing operating performance, allocating resources, and evaluating financial results.
In assessing performance, the CODM considers revenue growth and profitability trends to evaluate market demand, pricing strategies, customer acquisition and retention, and operating efficiency. Expense trends, including personnel-related costs and other cash operating costs, are monitored to assess cost structure, scalability, and the impact of strategic initiatives. Segment profitability is primarily evaluated based on cash operating costs and EBITDA, which excludes non-cash items such as depreciation and amortization, stock-based compensation, and impairment charges, though these items are considered in the overall assessment.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following table presents the Company’s single reportable segment results for the three months ended March 31, 2026 and 2025, which reconcile to the unaudited consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Revenue	$6,573,232	$7,968,363
Less:
Cost of revenue-direct	2,725,860	3,337,826
Human capital costs	3,396,025	3,446,662
Other cash operating costs	1,072,030	1,374,526
Depreciation and amortization	149,247	160,352
Stock based compensation	402,166	285,132
Interest income	(395,012)	(471,190)
Other expense (income), net	439	(22,145)
Segment net loss	$(777,523)	$(142,800)
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
•Other expense (income), net includes realized gains and losses on marketable securities and foreign exchange transactions.
NOTE 12.    INCOME TAX
The Company’s effective income tax rate was approximately 0% for the three months ended March 31, 2026 and 2025. The effective tax rate in both periods differs from the U.S. federal statutory rate primarily due to the impact of a full valuation allowance recorded against the Company’s deferred tax assets, which results in no income tax benefit being recognized on pre-tax losses. The Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2026. As a result, no material income tax expense or benefit was recorded for the three months ended March 31, 2026 and 2025.
NOTE 13.     SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through May 12, 2026, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the unaudited consolidated financial statements and events that occurred but were not recognized in the unaudited consolidated financial statements.
ITEM 2  — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND     RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including those contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our unaudited consolidated financial statements, particularly those that utilize terminology such as “may,” “will,” “would,” “can,” “could,” “continue,” “design,” “should,” “expects,” “aims,” “anticipates,” “estimates,” “believes,” “thinks,” “intends,” “likely,” “projects,” “plans,” “pursue,” “strategy,”

“future,” “forecasts,” “goal,” “hopes,” or the negative of these words or other words or expressions of similar meaning, are forward-looking statements.
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
•geopolitical instability, including ongoing conflicts in Eastern Europe and the Middle East and broader global tensions, could adversely affect economic conditions, financial markets, and customer spending; and
•the other risks and uncertainties described in the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 17, 2026.
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
We continue to invest in our proprietary technology platform to enhance the efficiency, scalability, and performance of our managed services offerings. During the quarter, we rebranded our platform as ZED, an AI-powered operating system designed to support enterprise brands and agencies in managing complex, large-scale creator campaigns. ZED builds upon the existing capabilities of IZEA Flex and our broader technology stack, further integrating campaign planning, creator relationship management, workflow automation, compliance, budgeting controls, and performance measurement into a unified environment.
ZED introduces expanded functionality intended to improve execution and insights across the influencer marketing lifecycle, including enhanced workflow automation, more advanced performance analytics, and deeper AI-driven support for campaign planning and content development. While ZED was launched during the quarter, it has not yet been deployed in active client campaigns and did not directly impact revenue or operating results for the three months ended March 31, 2026. The Company incurred costs related to the continued development and rollout of the platform during the period. We expect a full rollout in the second quarter of 2026, with the platform designed to drive more efficient, data-driven campaign execution and strengthen our ability to deliver at scale.
Key Components of Results of Operations
Overall consolidated results of operations are evaluated based on Revenue, Cost of Revenue, Sales and Marketing expenses, General and Administrative expenses, Depreciation and Amortization, and Other Income (Expense), net.
Revenue
We generate revenue primarily from our Managed Services, when a marketer (typically a brand, agency, or partner) engages us to provide custom content, influencer marketing, amplification, or other campaign management services. We generate limited SaaS Services Revenue from access to certain features of our proprietary platforms, as well as related transaction and miscellaneous fees.
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
G&A includes technology and development costs associated with maintaining and enhancing our proprietary technology platform. These costs consist primarily of payroll costs for internal engineers and contractors, as well as hosting and software subscription expenses. Technology and development costs are expensed as incurred, except for qualifying internal-use software development costs, which are capitalized and recorded as software development costs on the consolidated balance sheet. Depreciation and amortization related to these capitalized costs are reflected separately in the unaudited consolidated statements of operations and comprehensive loss.
G&A expenses include current-period gains and losses on our acquisition costs payable and on the sale of fixed assets. Impairments on fixed assets, intangible assets, and goodwill, are included as part of G&A expenses presented separately in our unaudited consolidated statements of operations and comprehensive loss when deemed material.
Depreciation and Amortization
Depreciation and amortization expenses consist primarily of amortization of our internal-use software and acquired intangible assets from our business acquisitions. To a lesser extent, we also have depreciation and amortization on equipment used by our personnel. Costs are amortized or depreciated over the estimated useful lives of the associated assets.
Other Income (Expense)
Interest Expense. Interest expense is primarily related to the payment plans for purchasing computer equipment.
Other Income. Other income consists primarily of interest income earned on investments, as well as realized gains and losses on foreign currency exchange transactions, primarily related to the Canadian Dollar.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table summarizes our unaudited consolidated statements of operations and presents the period-to-period changes.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$6,573,232	$7,968,363	$(1,395,131)	(18)%

Costs and expenses:
Cost of revenue	3,630,001	4,401,574	(771,573)	(18)%
Sales and marketing	930,574	1,121,782	(191,208)	(17)%
General and administrative	3,035,506	2,940,507	94,999	3%
Depreciation and amortization	149,247	160,352	(11,105)	(7)%
Total costs and expenses	7,745,328	8,624,215	(878,887)	(10)%
Loss from operations	(1,172,096)	(655,852)	(516,244)	(79)%
Other income (expense):
Interest Expense	(372)	(1,654)	1,282	(78)%
Other income (expense), net	394,945	514,706	(119,761)	(23)%
Total other income (expense), net	394,573	513,052	(118,479)	(23)%
Net loss	$(777,523)	$(142,800)	$(634,723)	(444)%
Revenue
Revenue totaled $6.6 million for the three months ended March 31, 2026, compared to $8.0 million for the three months ended March 31, 2025. This represents a decrease of $1.4 million, or 18%, year over year. The decline primarily reflects the Company’s deliberate shift toward growing our core enterprise customer base and reducing reliance on non-core, lower-margin customers, which supports our continued focus on enhancing the quality, sustainability, and long-term profitability of our revenue. The decrease was also impacted, to a lesser extent, by contract timing differences within several enterprise accounts in the current quarter, which we expect to contribute to our growth in the current year.
Cost of Revenue
Cost of revenue totaled $3.6 million for the three months ended March 31, 2026, compared to $4.4 million for the three months ended March 31, 2025, representing a decrease of $0.8 million, or 18%, year over year. The decrease was primarily driven by lower overall delivery volume, consistent with the decline in revenue, and a more favorable mix of higher-margin enterprise engagements.
Sales and Marketing
Sales and marketing expense for the three months ended March 31, 2026 decreased by $0.2 million, or approximately

17%, compared to the same period in 2025, primarily reflecting lower payroll and related expense, reflecting lower headcount and the impact of prior workforce reductions. This decrease was partially offset by increased stock-based compensation, as well as incremental investments in advertising and travel to support growth initiatives. Investor relations costs declined modestly compared to the prior year period.
General and Administrative
General and administrative expense for the three months ended March 31, 2026 increased by $0.1 million, or approximately 3%, compared to the same period in 2025. The increase is primarily due to higher payroll and related expenses, partially offset by cost reductions in professional fees, contractor usage, and software and hosting costs.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended March 31, 2026, decreased by $11,105, or approximately 7%, compared to the same period in 2025, primarily due to lower depreciation expense on property and equipment. Depreciation expense decreased to $10,922 for the three months ended March 31, 2026 from $22,955 in the prior-year period. Amortization of internal-use software development costs was $138,325 for the three months ended March 31, 2026, compared to $137,397 for the prior-year period, with the modest increase driven by additional internally developed software features being placed into service.
Other Income (Expense)
Interest expense totaled $372 during the three months ended March 31, 2026, compared to $1,654 in the prior year period, primarily reflecting the repayment of one of the Company’s prior financing arrangements.
Other income, net, totaled $0.4 million during the three months ended March 31, 2026, a decrease of $0.1 million compared to the same period in 2025, primarily from lower investment portfolio interest income.
Net Loss
Net loss for the three months ended March 31, 2026 was $0.8 million, compared to the net loss of $0.1 million for the same period in 2025.
Total Comprehensive Loss
Total comprehensive loss for the three months ended March 31, 2026 was $0.8 million, an increase of $0.5 million compared to the prior year period. Changes to total comprehensive loss are primarily driven by an increase in net loss and a change in foreign currency translation adjustments.
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
We recognize revenue from our Managed Services contracts on a percentage-of-completion basis as content and services are delivered over time. Historically, bookings converted to revenue over an average of approximately six months. As the Company has entered into larger and more complex contracts, the average conversion period extended to approximately nine months, with the largest contracts taking longer to complete. More recently, the average time between bookings and revenue has improved to approximately seven months. Accordingly, while Managed Services Bookings is an indicator of overall business activity, it may not be predictive of revenue in any given period and remains subject to variability based on contract size, complexity, and timing of delivery.
We use the Managed Services Bookings metric to plan staffing, assess cohort trends that inform our go-to-market strategy, and guide product development efforts. Managed Services Bookings for the three months ended March 31, 2026 and 2025, were $6.3 million and $7.5 million, respectively. The year-over-year decline was primarily due to contract timing differences with several of our enterprise accounts, which we expect to contribute to growth in the current year.
Non-GAAP Financial Measure
Adjusted EBITDA
Our Chief Operating Decision Maker (“CODM”) and Board of Directors emphasize our operating results for planning purposes to allocate resources to enhance the financial performance of our business. Adjusted EBITDA is a “non-GAAP financial measure” under the rules of the Securities and Exchange Commission (the “SEC”). We define Adjusted EBITDA as operating income (or loss) from operations before depreciation and amortization, non-cash stock-based compensation, and other operating adjustments that are non-recurring or unusual to our core ongoing operations.
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
The following table sets forth a reconciliation from the GAAP measurement of net loss to our non-GAAP financial measure of Adjusted EBITDA for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Net loss	$(777,523)	$(142,800)
Non-cash stock-based compensation	402,166	285,132
Non-cash stock issued for payment of services	90,010	90,002
Depreciation and amortization	149,247	160,352
Interest expense	372	1,654
Interest income	(395,012)	(471,190)
Adjusted EBITDA	$(530,740)	$(76,850)

Revenue	$6,573,232	$7,968,363
Adjusted EBITDA as a % of Revenue	(8.1)%	(1.0)%
Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s primary cash needs have historically been funding the development and integration of our technology platforms, marketing expenses, and general and administrative (“G&A”) expenses, including salaries, bonuses, and commissions. The Company has incurred losses and negative cash flow from operations for most periods since inception, primarily the result of costs associated with third-party creators, salaries, bonuses and stock-based compensation, and other G&A expenses, including technology and development costs, which has resulted in a total accumulated deficit of $105.0 million as of March 31, 2026. While we have not yet achieved consistent profitability, and we will continue to invest in areas we expect will help us grow, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
We had cash and cash equivalents of $46.5 million as of March 31, 2026, as compared to $50.9 million as of December 31, 2025. The $4.4 million decrease was primarily driven by an increase in accounts receivable and the payout of accrued 2025 incentive compensation during the current quarter.

	Three Months Ended March 31,
	2026	2025
Net cash (used for)/provided by:
Operating activities	$(3,988,329)	$2,008,132
Investing activities	(228,702)	4,719,851
Financing activities	(163,343)	(622,838)
Effect of exchange rates on cash	(4,120)	(137,265)
Net increase (decrease) in cash and cash equivalents	$(4,384,494)	$5,967,880
Net cash used by operating activities was $4.0 million during the three months ended March 31, 2026, primarily driven by net loss of $0.8 million and unfavorable working capital changes, including a $2.5 million increase in accounts receivable and a $1.6 million decrease in accrued expenses. These uses of cash were partially offset by non-cash items, including $0.4 million of stock-based compensation and $0.1 million of depreciation and amortization, as well as a $0.1 million decrease in prepaid expenses and a $0.2 million increase in deferred revenue. Net cash used by investing activities was $0.2 million during the three months ended March 31, 2026, primarily due to investment in software development. Net cash used for financing activities during the three months ended March 31, 2026 was $0.2 million, primarily driven by payments on shares withheld for statutory taxes.
Long-Term Liquidity
We anticipate that our operating expenses will increase over time to support higher revenue and the working capital financing required as we continue to expand our business. We currently believe that we have adequate cash to fund our business growth beyond the next twelve months; however, should additional capital become necessary, we expect these funds would be financed predominantly through proceeds from future equity, equity-based, or debt offerings, unless and until our operations are profitable and sustain our ongoing capital needs. As a result, our business success could significantly depend upon our ability to obtain the funding necessary to support our operations.
Financial Condition and Outlook
Beginning in early 2025, we implemented a new account management model, redirecting our focus and resources primarily toward larger, more valuable recurring accounts - our core enterprise customers - while reducing the selling and delivery resources previously devoted to cost-intensive, lower-value or project-based accounts with limited repeat business. This strategic realignment reduced current-year contract bookings while significantly improving profitability and strengthening our foundation for sustainable growth. We believe that our bookings will show comparative growth mid-2026.
Revenue from Managed Services decreased 17% for the three months ended March 31, 2026, compared to the prior-year period, primarily reflecting our deliberate shift toward enterprise customers and away from non-core, lower-margin work, as we prioritize higher-quality, more sustainable, and more profitable revenue.
Adjusted EBITDA loss increased to $0.5 million for the three months ended March 31, 2026, compared to the loss of $0.1 million in the prior year period, primarily reflecting lower comparative revenue, partially offset by a reduction in operating costs.
We expect growth opportunities in our core enterprise accounts, along with other business development activities, to support profitable organic growth over the next twelve months, although growth may not occur consistently each quarter. As Managed Services revenue is recognized over time and typically lags contract bookings by approximately seven months, results for the first half of 2025 included revenue recognized from non-core customer contracts booked in 2024 that remained in backlog at the start of 2025. As those contracts have rolled off, year-over-year revenue comparisons in the first half of 2026 have been and are expected to remain lower. We anticipate more favorable comparisons in the second half of 2026 as revenue increasingly reflects our current mix of core enterprise engagements.
Operating expenses are expected to increase gradually over the next twelve months as we invest in expansion; however, we believe our current cost structure is better aligned to scale efficiently, limiting the recurrence of historical cash losses and reducing the strain on working capital as the business grows.
We believe our cash and cash equivalents are sufficient to fund planned growth initiatives over the next twelve months. If additional capital is needed, we expect to obtain it primarily through equity, equity-linked notes, or debt financing until our operations generate sufficient profitability to meet ongoing capital requirements.
Off-Balance Sheet Arrangements
The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2026.
Critical Accounting Policies and Use of Estimates
     There have been no material changes to our critical accounting policies as set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For a summary of our significant accounting policies, please refer to “Note 1 - Company and Summary of Significant Accounting Policies of the unaudited Consolidated Financial Statements” included in Item 1 of this Quarterly Report.
Recent Accounting Pronouncements
See “Note 1 - Company and Summary of Significant Accounting Policies of the unaudited Consolidated Financial Statements,” under Part I, Item 1 of this Quarterly Report for information on additional recent pronouncements.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2026, an evaluation was performed under the supervision and with the participation of our management including our principal executive officer and principal financial officer to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our management concluded that, as of March 31, 2026, our disclosure controls and procedures were effective as designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of May 12, 2026 we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.
ITEM 1A. — RISK FACTORS
You should carefully consider the factors discussed under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2025 regarding the numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks occur, our business, financial condition, or results of operation may be materially and adversely affected. In such a case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to the risk factors described under “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
The following table sets forth the Company’s repurchases of its common stock during the quarter ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)(2)
January 2026	—	$—	—	$8,675,299
February 2026	—	—	—	8,675,299
March 2026	—	—	—	8,675,299
Total as of March 31, 2026	—	$—	—	$8,675,299
(1)    On June 28, 2024, the Company announced the Board’s authorization of a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock from time to time through open market transactions, privately negotiated transactions, block trades or any combination thereof, subject to market conditions (the “Repurchase Program”). On September 6, 2024, the maximum authorized repurchase amount under the Repurchase Program was increased to $10.0 million. On June 16, 2025, the Company entered into an agreement adopted under the safe harbors provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act to purchase shares of common stock, terminating on the earliest of May 15, 2026, or at such time as the aggregate number of shares are repurchased or upon certain other events. The agreement provides for the purchase of up to $8.7 million of common stock, which was the remainder of the Board’s authorization under the Repurchase Program at the time of entry into such agreement.
(2)     Dollar amounts in this column equal the number of shares remaining available for purchase under the stock repurchase programs as of the last date of the applicable month multiplied by month average price paid per share.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. — OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3		Second Amended and Restated Bylaws of IZEA, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 17, 2024).
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* (a)	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	* (b)	The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the period ended March 31, 2026 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (v) the Notes to the Unaudited Consolidated Financial Statements.
104	*	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101).
*    Filed or furnished herewith.
(a)    In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
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

IZEA Worldwide, Inc. a Nevada Corporation

May 12, 2026	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

May 12, 2026	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)