Form 10-Q
period 2026-06-30
IZEA Worldwide, Inc.
filed 2026-08-11
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

 As of August 6, 2026, there were 17,416,286 shares of our common stock outstanding.

iv

IZEA Worldwide, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

i

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$46,600,679	$50,886,850
Accounts receivable, net	4,214,811	3,398,479
Prepaid expenses	576,346	830,509
Other current assets	11,553	9,002
Total current assets	51,403,389	55,124,840

Property and equipment, net of accumulated depreciation	47,159	17,131
Software development costs, net of accumulated amortization	2,530,444	2,335,745
Total assets	$53,980,992	$57,477,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$800,758	$779,434
Accrued expenses	1,684,321	3,050,995
Contract liabilities	4,083,835	4,729,767
Total current liabilities	6,568,914	8,560,196

Total liabilities	$6,568,914	$8,560,196

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 18,440,358 and 18,150,878, respectively, shares outstanding: 17,416,286 and 17,261,755, respectively.	1,844	1,815
Treasury stock at cost: 1,024,072 and 889,123 shares at June 30, 2026 and December 31, 2025, respectively	(2,846,241)	(2,344,698)
Additional paid-in capital	156,055,267	155,568,812
Accumulated deficit	(105,716,167)	(104,254,729)
Accumulated other comprehensive loss	(82,625)	(53,680)
Total stockholders’ equity	47,412,078	48,917,520
Total liabilities and stockholders’ equity	$53,980,992	$57,477,716

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$5,807,086	$9,133,232	$12,380,318	$17,101,595

Costs and expenses:
Cost of revenue	3,602,737	4,386,612	7,232,738	8,788,186
Sales and marketing	762,854	962,017	1,693,428	2,083,799
General and administrative	2,320,437	2,897,551	5,355,943	5,838,058
Depreciation and amortization	187,572	149,242	336,819	309,594
Total costs and expenses	6,873,600	8,395,422	14,618,928	17,019,637

Income (loss) from operations	(1,066,514)	737,810	(2,238,610)	81,958

Other income (expense):
Interest expense	(2,463)	(1,784)	(2,835)	(3,438)
Other income, net	385,062	469,042	780,007	983,748
Total other income, net	382,599	467,258	777,172	980,310

Net income (loss) before income taxes	(683,915)	1,205,068	(1,461,438)	1,062,268
Net income (loss)	$(683,915)	$1,205,068	$(1,461,438)	$1,062,268

Weighted average common shares outstanding – basic	17,450,639	16,947,527	17,484,781	16,980,960
Basic income (loss) per common share	$(0.04)	$0.07	$(0.08)	$0.06

Weighted average common shares outstanding - diluted	17,450,639	17,817,378	17,484,781	17,827,552
Diluted income (loss) per common share	$(0.04)	$0.07	$(0.08)	$0.06

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(683,915)	$1,205,068	$(1,461,438)	$1,062,268

Other comprehensive income (loss)
Unrealized gain (loss) on securities held	—	1,694	—	(12,209)
Unrealized loss on currency translation	(24,825)	(34,932)	(28,945)	(144,391)
Total other comprehensive loss	(24,825)	(33,238)	(28,945)	(156,600)

Total comprehensive income (loss)	$(708,740)	$1,171,830	$(1,490,383)	$905,668

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2026 and 2025

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	17,661,220	1,766	$154,793,924	$(2,065,873)	$(104,439,855)	$(18,075)	$48,271,887
Stock purchase plan & option exercise issuances	10,802	1	23,413	—	—	—	23,414
Stock issued for payment of services	35,292	4	89,990	—	—	—	89,994
Stock-based compensation	136,492	13	355,701	—	—	—	355,714
Shares withheld to cover statutory taxes	(40,777)	(4)	(119,909)	—	—	—	(119,913)
Stock issuance costs	—	—	(134,017)	—	—	—	(134,017)
Treasury stock	—	—	—	(278,825)	—	—	(278,825)
Foreign currency translation adjustment	—	—	—	—	—	(34,932)	(34,932)
Unrealized gain on securities held	—	—	—	—	—	1,694	1,694
Net income	—	—	—	—	1,205,068	—	1,205,068
Balance, June 30, 2025	17,803,029	1,780	$155,009,102	$(2,344,698)	$(103,234,787)	$(51,313)	$49,380,084

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2026	18,253,298	1,825	$155,904,372	$(2,344,698)	$(105,032,252)	$(57,800)	$48,471,447
Stock purchase plan	11,581	1	36,421	—	—	—	36,422
Stock issued for payment of services	24,324	3	89,996	—	—	—	89,999
Stock-based compensation	224,253	23	357,842	—	—	—	357,865
Shares withheld to cover statutory taxes	(73,098)	(8)	(333,364)	—	—	—	(333,372)
Treasury stock	—	—	—	(501,543)	—	—	(501,543)
Foreign currency translation adjustment	—	—	—	—	—	(24,825)	(24,825)
Net loss	—	—	—	—	(683,915)	—	(683,915)
Balance, June 30, 2026	18,440,358	1,844	$156,055,267	$(2,846,241)	$(105,716,167)	$(82,625)	$47,412,078

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2026 and 2025

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	17,518,018	1,752	$154,593,800	$(1,622,065)	$(104,297,055)	$105,287	$48,781,719
Stock purchase plan & option exercise issuances	10,802	1	23,413	—	—	—	23,414
Stock issued for payment of services	78,150	8	179,988	—	—	—	179,996
Stock-based compensation	292,966	29	640,817	—	—	—	640,846
Shares withheld to cover statutory taxes	(96,907)	(10)	(294,899)	—	—	—	(294,909)
Stock issuance costs	—	—	(134,017)	—	—	—	(134,017)
Treasury stock	—	—	—	(722,633)	—	—	(722,633)
Foreign currency translation adjustment	—	—	—	—	—	(144,391)	(144,391)
Unrealized loss on securities held	—	—	—	—	—	(12,209)	(12,209)
Net income	—	—	—	—	1,062,268	—	1,062,268
Balance, June 30, 2025	17,803,029	1,780	$155,009,102	$(2,344,698)	$(103,234,787)	$(51,313)	$49,380,084

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	18,150,878	1,815	$155,568,812	$(2,344,698)	$(104,254,729)	$(53,680)	$48,917,520
Stock purchase plan	11,581	1	36,421	—	—	—	36,422
Stock issued for payment of services	49,968	5	180,004	—	—	—	180,009
Stock-based compensation	335,178	34	759,997	—	—	—	760,031
Shares withheld to cover statutory taxes	(107,247)	(11)	(489,967)	—	—	—	(489,978)
Treasury stock	—	—	—	(501,543)	—	—	(501,543)
Foreign currency translation adjustment	—	—	—	—	—	(28,945)	(28,945)
Net loss	—	—	—	—	(1,461,438)	—	(1,461,438)
Balance, June 30, 2026	18,440,358	1,844	$156,055,267	$(2,846,241)	$(105,716,167)	$(82,625)	$47,412,078

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,461,438)	$1,062,268
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,993	44,684
Amortization	322,826	264,910
Stock-based compensation	760,031	640,846
Value of stock issued for payment of services	180,009	179,996
Changes in operating assets and liabilities:
Accounts receivable	(816,332)	1,603,944
Prepaid expenses and other current assets	251,557	608,095
Accounts payable	21,324	(554,647)
Accrued expenses	(1,356,494)	(1,076,910)
Contract liabilities	(645,932)	(1,527,198)
Net cash provided by (used in) operating activities	(2,730,456)	1,245,988
Cash flows from investing activities:
Proceeds from investment maturities	—	6,403,689
Capitalization of software development costs	(517,525)	(360,490)
Purchase of property and equipment	(53,127)	(29,693)
Net cash provided by (used in) investing activities	(570,652)	6,013,506
Cash flows from financing activities:
Proceeds from ESPP issuances	36,422	23,414
Purchase of treasury stock	(501,543)	(722,633)
Stock issuance costs	—	(134,017)
Taxes paid related to net share settlement of vesting of restricted stock units	(489,978)	(294,909)
Net cash used in financing activities	(955,099)	(1,128,145)
Effect of exchange rate changes on cash	(29,964)	(132,802)
Net increase (decrease) in cash and cash equivalents	(4,286,171)	5,998,547
Cash and cash equivalents, beginning of period	50,886,850	44,644,468
Cash and cash equivalents, end of period	$46,600,679	$50,643,015

Supplemental cash flow information:
Interest paid	$2,835	$3,438

Supplemental non-cash activities:
Fair Value of common stock issued for services	$180,009	$179,996

See accompanying notes to the unaudited consolidated financial statements.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
NOTE 1.    COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Corporate Information and Nature of Business
IZEA Worldwide, Inc. (together with its wholly-owned subsidiaries, “IZEA” or the “Company”) is a Nevada corporation founded in February 2006 under the name PayPerPost, Inc. that became a public company in May 2011. In March 2016, the Company formed IZEA Canada, Inc., a wholly-owned subsidiary incorporated in Ontario, Canada.
The Company helps power the creator economy by enabling marketers to engage creators to produce and distribute content across digital channels through technology-enabled managed services that support influencer and content marketing campaigns. The Company’s current focus is on delivering full-service solutions tailored to client needs.
Basis of Presentation
The accompanying unaudited consolidated financial statements of IZEA Worldwide, Inc. and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and its results of operations and cash flows for the periods presented.
The consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2026.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. Deposit balances exceeding the various limits were approximately $46.0 million and $50.3 million as of June 30, 2026 and December 31, 2025, respectively.
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

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables and contract assets, net of an allowance for credit losses. Trade receivables represent customer obligations arising from standard credit terms, while contract assets reflect revenue recognized but not yet invoiced. As of June 30, 2026, the Company reported net trade receivables of $4.2 million, comprised entirely of accounts receivable, with no contract assets. As of December 31, 2025, the Company had net trade receivables of $3.4 million comprised entirely of accounts receivable, with no contract assets.
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
The Company’s allowance for credit losses was approximately $0.1 million as of June 30, 2026, unchanged from December 31, 2025. Management continues to monitor the collectability of accounts receivable and believes the allowance is adequate as of the reporting date. The Company did not recognize any bad debt expense in the three and six months ended June 30, 2026 and 2025.
Concentrations of credit risk with respect to accounts receivable have typically been limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had three customers that accounted for 11.0%, 18.6%, and 19.8%, respectively, of total accounts receivable as of June 30, 2026 and two customers that accounted for 12.4% and 12.5%, respectively, of total accounts receivable as of December 31, 2025. The Company had two customers that accounted for 16.2% and 18.5%, respectively, of its revenue during the three months ended June 30, 2026, and three customers that accounted for 11.3%, 12.0%, and 15.7%, respectively, of its revenue during the three months ended June 30, 2025. The Company had two customers that accounted for 14.7% and 15.3% of its revenue during the six months ended June 30, 2026, and two customers that accounted for 13.1% and 16.9% of its revenue during the six months ended June 30, 2025.
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
Revenue Recognition
The Company generates revenue primarily from Managed Services when a marketer (typically a brand, agency, or partner) engages the Company to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”). The Company also generates limited revenue from access to certain platform features and related fees.
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
The Company enters into contractual arrangements with marketers and content creators, typically through master agreements or terms of service, supplemented by statements of work that define the specific services and pricing. Transaction prices are generally fixed. Customers may prepay for services or be granted credit terms, with standard payment terms of 30 days from the invoice date. Amounts billed in advance of services performed are recorded as contract liabilities and recognized as revenue as the related performance obligations are satisfied. The delivery of custom content represents a distinct performance obligation that is satisfied at a point in time when each piece of content is delivered to the customer. The Company assesses collectability based on customer creditworthiness, payment history, and transaction history.
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
For the three months ended June 30, 2026 and 2025, advertising costs were approximately $15,299 and $376, respectively. For the six months ended June 30, 2026 and 2025, advertising costs were approximately $34,166 and $5,034, respectively.
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
The valuation techniques are classified and disclosed according to a fair value hierarchy that prioritizes the inputs used in valuation techniques. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:
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
The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of June 30, 2026, the Company holds only cash and cash equivalents and no marketable securities. Additional information is provided in “Note 2 – Financial Instruments of the Notes to the Unaudited Consolidated Financial Statements.”
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

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
The Company may issue restricted stock or restricted stock units (“RSUs”) that vest over time or upon achievement of specified performance conditions. These awards are recorded at fair value on the grant date and expensed on a straight-line basis over the vesting period. Additional information regarding the Company’s equity compensation plans is provided in “Note 8 - Stockholders’ Equity of the Notes to the Unaudited Consolidated Financial Statements.”
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU No. 2024-03 (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which requires entities to provide enhanced disclosures related to certain expense categories included in the income statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. The amendments may be applied on either a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements.
Intangibles - Goodwill and Other - Internal-Use Software: In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which eliminates the previous stage-based model for software development and introduces a principles-based framework for determining when capitalization of internal-use software costs is appropriate. The ASU also incorporates guidance on assessing significant development uncertainty and relocates the website development guidance from Subtopic 350-50 to Subtopic 350-40. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied using a prospective transition approach, a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements.
Interim Reporting (Topic 270): Narrow-Scope Improvements: In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the scope and applicability of interim reporting guidance and certain interim disclosure requirements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied using either a prospective or retrospective transition approach. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements.
NOTE 2.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Marketable Securities (Available for Sale)
The Company maintains its cash and cash equivalents with nationally recognized financial institutions. Cash equivalents consist of highly liquid investments with original maturities of three months or less, including money market funds.
As of June 30, 2026 and December 31, 2025, the Company held cash and cash equivalents primarily in money market funds and did not hold any marketable securities. All previously held marketable securities matured in June 2025, and the proceeds were reinvested in money market funds.
As of June 30, 2026, the Company held $46.6 million in cash and cash equivalents.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
NOTE 3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2026	December 31, 2025
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	260,643	255,449
Total	298,997	293,803
Less accumulated depreciation	(251,838)	(276,672)
Property and equipment, net	$47,159	$17,131
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the unaudited consolidated statements of operations was $3,071 and $21,729 for the three months ended June 30, 2026 and 2025, respectively, and was $13,993 and $44,684 for the six months ended June 30, 2026 and 2025, respectively.
NOTE 4.     SOFTWARE DEVELOPMENT COSTS
Software development costs consist of the following:

	June 30, 2026	December 31, 2025
Software development costs	$4,090,725	$3,650,517
Less accumulated amortization	(1,560,281)	(1,314,772)
Software development costs, net	$2,530,444	$2,335,745
The Company capitalized internal-use software development costs of $288,823 and $211,183 for the three months ended June 30, 2026 and 2025, respectively, and $517,525 and $360,490 for the six months ended June 30, 2026 and 2025, respectively. Capitalized costs consist primarily of consulting fees and payroll and related benefit costs incurred in connection with software development activities, including the continued enhancement of the Company's technology platform, ZED. The Company introduced the platform during the first quarter of 2026 and is currently conducting limited production testing through select customer campaigns while continuing to develop additional functionality. We expect to reach broad production release during the second half of 2026.
The Company amortizes capitalized software development costs on a straight-line basis over a five-year estimated useful life, beginning when the related software or features are available for their intended use. This estimated useful life is consistent with the period over which the Company’s legacy platforms have historically been in service, or the actual useful life if shorter.
Amortization expense related to capitalized software development costs of $184,501 and $127,513 during the three months ended June 30, 2026 and 2025, respectively and $322,826 and $264,910 during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, future estimated amortization expense related to software development costs is set forth in the following schedule:

Software Development Amortization Expense
2026	$405,294
2027	779,311
2028	514,598
2029	380,684
2030	314,279
2031	136,278
Total	$2,530,444

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

	June 30, 2026	December 31, 2025
Accrued payroll liabilities	$1,294,736	$2,761,126
Accrued taxes	34,043	39,538
Current portion of finance obligation	—	9,106
Accrued other	355,542	241,225
Total accrued expenses	$1,684,321	$3,050,995
NOTE 6.    NOTES PAYABLE
Finance Obligation
The Company previously financed laptop computer equipment through a three-year installment agreement, entered into in 2022 with a third-party vendor. The $9,106 balance outstanding under this agreement as of December 31, 2025, which was included in accrued expenses in the consolidated balance sheet, was fully repaid during the six months ended June 30, 2026.
Interest expense related to this financing arrangement totaled $2,463 and $1,784 for the three months ended June 30, 2026 and 2025, respectively, and $2,835 and $3,438 for the six months ended June 30, 2026 and 2025, respectively. Interest expense is included in interest expense in the unaudited consolidated statements of operations.
NOTE 7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of June 30, 2026 and December 31, 2025.
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
Total expense for employer-matched contributions during the three and six months ended June 30, 2026 and 2025 was recorded in the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$18,675	$15,013	$36,199	$34,248
Sales and marketing(1)	15,337	(6,988)	31,542	(23,512)
General and administrative	24,350	32,240	51,980	48,861
Total contribution expense	$58,362	$40,265	$119,721	$59,597
(1) Negative expense in Sales and Marketing for the three and six months ended June 30, 2025 is due to our targeted workforce reduction that was announced in December 2024 and executed in January 2025.
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

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Share Repurchases
On June 28, 2024, the Company’s Board of Directors authorized a share repurchase program for up to $5.0 million of the Company’s common stock, which was subsequently increased to $10.0 million in September 2024. Repurchases under the program may be made from time to time through open market or privately negotiated transactions, subject to market conditions and other factors.
To facilitate repurchases under the program, the Company has entered into a series of Rule 10b5-1 trading plans with Ladenburg Thalmann & Co. Inc. The current Rule 10b5-1 trading plan became effective on May 15, 2026 and remains in effect through November 13, 2026.

During the three and six months ended June 30, 2026, the Company repurchased 134,949 shares of its common stock for an aggregate purchase price of approximately $0.5 million.

Since the inception of the current share repurchase program, including shares repurchased pursuant to Rule 10b5-1 trading plans and the Company's modified "Dutch auction" tender offer completed in June 2025, the Company has repurchased a cumulative total of 658,217 shares of its common stock for an aggregate purchase price of approximately $1.8 million, which is reflected as treasury stock in the Company’s unaudited condensed consolidated balance sheet. The average purchase price was $2.78 per share, and approximately $8.2 million remained available for repurchase under the program as of June 30, 2026.
Equity Incentive Plan
The Company’s stockholders approved an amendment and restatement of the 2011 Equity Incentive Plan at the Company’s 2024 Annual Meeting of Stockholders held on December 12, 2024, to increase the number of plan shares by 700,000 shares, from 3,675,000 to 4,375,000 shares. As of June 30, 2026, the Company had 152,904 remaining shares of common stock available for future issuance under the 2011 Equity Incentive Plan.
Restricted Stock
Under the Company’s 2011 Equity Incentive Plan, the Compensation Committee of the Board of Directors determines the terms and conditions of equity awards granted to participants, including vesting provisions.
During the three months ended June 30, 2026 and 2025, the Company granted its six independent directors a total of 24,324 and 35,292 shares of restricted common stock with an aggregate grant-date fair value of approximately $0.1 million and $0.1 million, respectively. These awards vested immediately upon grant.
During the six months ended June 30, 2026 and 2025, the Company granted its six independent directors a total of 49,968 and 78,150 shares of restricted common stock with an aggregate grant-date fair value of approximately $0.2 million and $0.2 million, respectively. These shares vested immediately upon grant.
The following table summarizes restricted stock activity during the year ended December 31, 2025 and the six months ended June 30, 2026:

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	—	$—	0.0
Granted	122,892	2.93
Vested	(122,892)	2.93
Nonvested at December 31, 2025	—	$—	0.0
Granted	49,968	3.60
Vested	(49,968)	3.60
Nonvested at June 30, 2026	—	$—	0.0
Expenses recognized on restricted stock issued to independent directors for services were $0.1 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.
Restricted Stock Units
The Compensation Committee of the Board of Directors determines the terms and conditions of equity awards granted under the Company's Equity Incentive Plan.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
During the three and six months ended June 30, 2026, the Company granted 411,364 and 428,182, respectively, time-based restricted stock units (“RSUs”) to executives and employees, with aggregate grant-date fair values of approximately $1.5 million and $1.6 million, respectively. The awards vest over periods ranging from 36 months to 48 months from their respective grant dates.
No performance-based restricted stock units were granted during the three and six months ended June 30, 2026 and 2025. Compensation expense related to previously granted performance-based restricted stock units continues to be recognized on a straight-line basis over the requisite service period, based on the grant-date fair value determined using a Monte Carlo simulation. Because these awards contain a market condition, compensation cost is recognized regardless of whether the market condition is ultimately satisfied. Performance-based awards are accounted for as restricted stock units and are included in the Company’s RSU activity and share pool disclosures.
The following table summarizes RSU activity for the year ended December 31, 2025 and the six months ended June 30, 2026:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	2,048,772	$2.33	2.6
Granted	737,535	3.07
Vested	(726,564)	2.73
Forfeited	(288,816)	2.47
Nonvested at December 31, 2025	1,770,927	$2.57	1.3
Granted	428,182	3.65
Vested	(335,178)	2.53
Forfeited	(214,664)	2.71
Nonvested at June 30, 2026	1,649,267	$2.91	2.5
Stock-based compensation expense related to RSUs was approximately $351,023 and $353,045 for the three months ended June 30, 2026 and 2025, respectively, and $738,143 and $620,219 for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation is included in general and administrative expenses, sales and marketing, and cost of revenue in the unaudited condensed consolidated statements of operations.
As of June 30, 2026, the fair value of the Company’s common stock was approximately $3.70 per share, and the intrinsic value of non-vested RSUs was approximately $4.7 million. Total unrecognized compensation cost related to non-vested RSUs was approximately $3.6 million as of June 30, 2026 and is expected to be recognized over a weighted-average period of approximately 2.5 years.
Stock Options
Under the 2011 Equity Incentive Plan, the Compensation Committee of the Board of Directors determines the exercise price, vesting terms, and contractual life of stock option awards. The exercise price of incentive and nonqualified stock options is not less than 100% of the fair market value of the Company’s common stock on the grant date, or 110% of fair market value for incentive stock options granted to individuals who own more than 10% of the Company’s outstanding common stock. Unless otherwise determined at the time of grant, stock options have a contractual term of ten years and vest 25% one year from the grant date, with the remaining balance vesting in equal monthly installments over the subsequent three years. Shares issued upon the exercise of stock options are newly issued shares.
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2025 and the six months ended June 30, 2026, is presented below:

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2024	33,339	$18.60	3.7
Granted	—	—
Exercised	(125)	2.08
Expired	(13,936)	28.21
Forfeited	(9)	12.61
Outstanding at December 31, 2025	19,269	$11.76	3.5
Granted	—	—
Exercised	—	—
Expired	(5,169)	9.24
Forfeited	—	—
Outstanding at June 30, 2026	14,100	$12.68	3.5

Exercisable at June 30, 2026	14,100	$12.68
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2025, and six months ended June 30, 2026, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	1,125	$18.60	3.8
Granted	—	—
Exercised	—	—
Vested	(1,125)	11.76
Forfeited	—	—
Nonvested at December 31, 2025	—	—	0.0
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2026	—	$—	0.0
As of June 30, 2026, options to purchase 14,100 shares were outstanding and exercisable, with a weighted-average exercise price of $12.68 per share.
Stock-based compensation expense recognized for stock options issued to employees was $1,568 and $9,069 for the three and six months ended June 30, 2025, respectively. No stock-based compensation related to stock options was recognized during the three and six months ended June 30, 2026, as all awards were fully vested. As of June 30, 2026, there was no unrecognized compensation cost related to non-vested stock option awards.
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
The Inducement Plan was adopted without stockholder approval in reliance on Rule 5635(c)(4) of the NASDAQ Listing Rules. Awards under the Inducement Plan may be granted only to individuals who were not previously employees or non-employee directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals’ entry into employment with the Company or in connection with a merger or acquisition, as permitted by the NASDAQ Listing Rules.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following table contains summarized information about inducement grant-related RSUs during the year ended December 31, 2025 and the six months ended June 30, 2026.

Inducement Shares	Time-Based	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	50,000	$2.52	3.8
Granted	—	—
Vested	—
Forfeited	—	—
Nonvested at December 31, 2025	50,000	2.52	2.8
Granted	—	—
Vested	(18,750)
Forfeited	—	—
Nonvested at June 30, 2026	31,250	$2.52	2.3
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
Stock compensation expense related to the ESPP totaled $6,842 and $1,101 for the three months ended June 30, 2026 and 2025, respectively, and $21,888 and $11,558 for the six months ended June 30, 2026 and 2025, respectively. Stock compensation expense related to ESPP is included in general and administrative expenses, sales and marketing, and cost of revenue in the unaudited condensed consolidated statements of operations. As of June 30, 2026, there were 41,411 remaining shares of common stock available for future issuance under the ESPP.
Summary of Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, net of estimated forfeitures, see “Note 1 Company and Summary of Significant Accounting Policies of the notes to the unaudited Consolidated Financial Statements.”
Total stock-based compensation expense recognized on restricted stock, restricted stock units, stock options, and employee stock purchase plan issuances during the three and six months ended June 30, 2026 and 2025 was recorded in the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$16,014	$1,340	$37,140	$63,789
Sales and marketing	515,965	59,994	589,503	49,724
General and administrative(1)	(174,114)	294,380	133,388	527,333
Total stock-based compensation	$357,865	$355,714	$760,031	$640,846
(1) Stock-based compensation expense for the General and Administrative department was negative during the period as a result of the targeted workforce reduction announced in May 2026. The negative expense reflects the reversal of previously recognized compensation cost associated with unvested awards that were forfeited upon employee termination. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. When an employee departs prior to completing the vesting period, any unvested awards are forfeited and previously recognized expense related to those awards is reversed in the period of forfeiture.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Accumulated Other Comprehensive Loss
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026			2025
	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Loss	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Loss
Balance at March 31	$(23,582)	$(34,218)	$(57,800)	$(1,694)	$17,837	$(34,218)	$(18,075)
Other comprehensive income (loss)	(24,825)	—	(24,825)	1,694	(34,932)	—	(33,238)
Balance at June 30	$(48,407)	$(34,218)	$(82,625)	$—	$(17,095)	$(34,218)	$(51,313)

	Six Months Ended June 30,
	2026			2025
	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Loss	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31	$(19,462)	$(34,218)	$(53,680)	$12,209	$127,296	$(34,218)	$105,287
Other comprehensive loss	(28,945)	—	(28,945)	(12,209)	(144,391)	—	(156,600)
Balance at June 30	$(48,407)	$(34,218)	$(82,625)	$—	$(17,095)	$(34,218)	$(51,313)
NOTE 9.    INCOME (LOSS) PER COMMON SHARE
Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(683,915)	$1,205,068	$(1,461,438)	$1,062,268

Weighted average shares outstanding - basic	17,450,639	16,947,527	17,484,781	16,980,960
Basic income (loss) per common share	$(0.04)	$0.07	$(0.08)	$0.06

Weighted average shares outstanding - basic	17,450,639	16,947,527	17,484,781	16,980,960
Plus:
“In-the-money” stock options	—	313	—	313
Contingently issuable restricted stock units	—	869,616	—	846,355
Less:
Shares offset for in-the-money options (treasury stock method)	—	(78)	—	(76)
Weighted average shares outstanding - diluted	17,450,639	17,817,378	17,484,781	17,827,552
Diluted income (loss) per common share	$(0.04)	$0.07	$(0.08)	$0.06

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
The Company excluded the following weighted average items from the above computation of diluted income (loss) per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	14,518	23,674	19,269	23,987
Restricted stock units	1,135,084	429,100	1,250,451	429,100
Total excluded shares	1,149,602	452,774	1,269,720	453,087
NOTE 10.    REVENUE
The following table illustrates the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Managed Services Revenue	$5,711,285	$9,053,031	$12,264,456	$16,960,441
SaaS Services Revenue	95,801	80,201	115,862	141,154
Total Revenue	$5,807,086	$9,133,232	$12,380,318	$17,101,595
The Company’s revenue is predominantly derived from Managed Services. Managed Services revenue consists primarily of Sponsored Social and Content services. Sponsored Social revenue, which totaled $5.2 million and $8.0 million for the three months ended June 30, 2026 and 2025, respectively, and $11.2 million and $14.7 million for the six months ended June 30, 2026 and 2025, respectively, is recognized over time. Content revenue, which totaled $0.5 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, is recognized at a point in time. SaaS Services Revenue, which is not material to total revenue, is recognized over time.
The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from North America	$5,632,917	$7,413,992	$11,458,432	$15,042,336
Revenue from Other	1,363	102,055	2,589	204,247
Revenue from APAC	172,806	1,617,185	919,297	1,855,012
Total	$5,807,086	$9,133,232	$12,380,318	$17,101,595
Contract Assets and Liabilities
The following tables provide information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	June 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable	$4,326,003	$3,509,671	$7,835,041
Unbilled contract assets	—	—	151,783
Allowance for credit losses	(111,192)	(111,192)	(205,000)
Contract liabilities(1)	(4,083,835)	(4,729,767)	(8,188,651)
Net contract assets (liabilities)	$130,976	$(1,331,288)	$(406,827)
(1) Contract liabilities represent consideration received from customers for which the related performance obligations have not yet been satisfied.
The Company does not typically enter into contracts with original terms exceeding one year. As a result, substantially all of the contract liabilities recorded at the end of the year are recognized as revenue in the following year. The contract liability balance as of December 31, 2025, was $4.7 million. Of that balance, $4.3 million was recognized as revenue during the six months ended June 30, 2026. The contract liability balance as of June 30, 2026, was $4.1 million. The Company expects to recognize substantially all of this balance as revenue within the next twelve months.
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
Remaining Performance Obligations
As substantially all of the Company’s contracts have terms of one year or less, the remaining performance obligations at June 30, 2026 and December 31, 2025, are equal to the contract liabilities disclosed above. The Company expects to recognize substantially all of the remaining performance obligations as of June 30, 2026 as revenue within twelve months.
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
The following table presents the Company’s single reportable segment results for the three and six months ended June 30, 2026 and 2025, which reconcile to the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$5,807,086	$9,133,232	$12,380,318	$17,101,595
Less:
Cost of revenue-direct	2,603,623	3,679,117	5,329,483	7,016,943
Human capital costs	3,044,721	3,280,370	6,440,746	6,727,032
Other cash operating costs	680,008	937,279	1,752,105	2,311,805
Depreciation and amortization	187,572	149,242	336,819	309,594
Stock based compensation	357,865	355,714	760,031	640,846
Interest income	(385,251)	(475,342)	(780,263)	(946,532)
Other expense (income), net	2,463	1,784	2,835	(20,361)
Segment net income (loss)	$(683,915)	$1,205,068	$(1,461,438)	$1,062,268
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
NOTE 12.    INCOME TAX
The Company’s effective income tax rate was approximately 0% for the three and six months ended June 30, 2026 and 2025. The effective tax rate in both periods differs from the U.S. federal statutory rate primarily due to the impact of a full valuation allowance recorded against the Company’s deferred tax assets, which results in no income tax benefit being recognized on pre-tax losses and no income tax expense on pre-tax income being recognized. The Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2026. As a result, no material income tax expense or benefit was recorded for the three and six months ended June 30, 2026 and 2025.
NOTE 13.     SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through August 11, 2026, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the unaudited consolidated financial statements and events that occurred but were not recognized in the unaudited consolidated financial statements.
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
Important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
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
In March 2026, we rebranded our proprietary technology platform as ZED, an AI-enabled platform that builds upon the capabilities of IZEA Flex and our broader technology stack. ZED supports the delivery and management of influencer marketing programs at scale and is primarily used by our internal teams to manage campaign workflows, creator relationships, compliance, budget controls, and performance measurement. Customers may be provided access to certain platform capabilities in connection with managed services engagements to facilitate collaboration, approvals, and visibility into campaign activity and results. Our technology platform also includes capabilities that facilitate creator discovery and engagement, including functionality historically available through online marketplace environments such as IZEA.com, as well as AI-enabled tools like FormAI that support content creation and operational efficiency within the influencer marketing process. We continue to invest in ZED and are currently evaluating the platform in a limited number of customer campaigns as development continues.
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
G&A expenses may include current-period gains and losses on our acquisition costs payable and on the sale of fixed assets, if applicable. Impairments on fixed assets, intangible assets, and goodwill, are included as part of G&A expenses presented separately in our unaudited consolidated statements of operations and comprehensive loss when deemed material.
Depreciation and Amortization
Depreciation and amortization expenses consist primarily of amortization of our internal-use software and may include amortization of acquired intangible assets, when applicable. To a lesser extent, we also have depreciation and amortization on equipment used by our personnel. Costs are amortized or depreciated over the estimated useful lives of the associated assets.
Other Income (Expense)
Interest Expense. Interest expense is primarily related to the payment plans for purchasing computer equipment.
Other Income, Net. Other income, net, consists primarily of interest income earned on investments and realized foreign currency transaction gains and losses, primarily related to the Canadian dollar.
Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes our unaudited consolidated statements of operations and presents the period-to-period changes.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$5,807,086	$9,133,232	$(3,326,146)	(36)%

Costs and expenses:
Cost of revenue	3,602,737	4,386,612	(783,875)	(18)%
Sales and marketing	762,854	962,017	(199,163)	(21)%
General and administrative	2,320,437	2,897,551	(577,114)	(20)%
Depreciation and amortization	187,572	149,242	38,330	26%
Total costs and expenses	6,873,600	8,395,422	(1,521,822)	(18)%
Income (loss) from operations	(1,066,514)	737,810	(1,804,324)	(245)%
Other income (expense), net:
Interest expense	(2,463)	(1,784)	(679)	38%
Other income, net	385,062	469,042	(83,980)	(18)%
Total other income, net	382,599	467,258	(84,659)	(18)%
Net income (loss) before income taxes	(683,915)	1,205,068	(1,888,983)	(157)%
Tax benefit	—	—	—	—%
Net income (loss)	$(683,915)	$1,205,068	$(1,888,983)	(157)%
Revenue
Revenue totaled $5.8 million for the three months ended June 30, 2026, compared to $9.1 million for the three months ended June 30, 2025. This represents a decrease of $3.3 million, or 36%, year over year. The majority of the year-over-year decline reflects the Company's continued strategic shift away from small and mid-sized business ("SMB") and emerging customers toward larger enterprise relationships. The decrease also reflects modest softness in enterprise client spending, as well as the timing of certain campaign launches and project-related delays during the quarter.
Cost of Revenue
Cost of revenue totaled $3.6 million for the three months ended June 30, 2026, compared to $4.4 million for the three months ended June 30, 2025, representing a decrease of $0.8 million, or 18%, year over year. The decrease was primarily attributable to lower campaign delivery volume associated with reduced revenue. The decline was partially offset by the impact of fixed and semi-fixed delivery costs, resulting in a smaller percentage decrease in cost of revenue than the decline in revenue.
Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2026 decreased by $0.2 million, or approximately 21%, compared to the same period in 2025, primarily due to lower payroll and related expense resulting from reduced headcount and the impact of prior workforce reductions. These decreases were partially offset by higher stock-based compensation and incremental investments in advertising and travel to support strategic growth initiatives. Investor relations costs also declined modestly compared to the prior-year period.
General and Administrative
General and administrative expense for the three months ended June 30, 2026 decreased by $0.6 million, or approximately 20%, compared to the same period in 2025. The decrease is primarily due to lower payroll and related expenses, partially offset by cost increases in travel fees and public company expenses.
Depreciation and Amortization
Depreciation and amortization expense increased by less than $0.1 million, or 26%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was driven by higher amortization of internal-use software development costs, which increased to $0.2 million for the three months ended June 30, 2026 from $0.1 million for the same period in 2025, reflecting additional internally developed software features being placed into service. This increase was partially offset by lower depreciation expense, which remained less than $0.1 million in both periods as certain property and equipment became fully depreciated.

Other Income, Net
Interest expense remained less than $0.1 million for both the three months ended June 30, 2026 and 2025, primarily reflecting the repayment of one of the Company’s prior financing arrangements.
Other income, net, totaled $0.4 million during the three months ended June 30, 2026, a decrease of $0.1 million compared to the same period in 2025, primarily from lower investment portfolio interest income.
Net Income (Loss)
Net loss for the three months ended June 30, 2026 was $0.7 million, compared to net income of $1.2 million for the same period in 2025. The change was primarily driven by the factors affecting revenue and operating expenses discussed above.
Total Comprehensive Income (Loss)
Total comprehensive loss for the three months ended June 30, 2026 was $0.7 million compared to comprehensive income of $1.2 million for the same period in 2025. The changes to total comprehensive loss are primarily driven by an increase in net loss and a change in foreign currency translation adjustments.
Results of Operations for the Six Months Ended June 30, 2026 and 2025
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$12,380,318	$17,101,595	$(4,721,277)	(28)%

Costs and expenses:
Cost of revenue	7,232,738	8,788,186	(1,555,448)	(18)%
Sales and marketing	1,693,428	2,083,799	(390,371)	(19)%
General and administrative	5,355,943	5,838,058	(482,115)	(8)%
Depreciation and amortization	336,819	309,594	27,225	9%
Total costs and expenses	14,618,928	17,019,637	(2,400,709)	(14)%
Income (loss) from operations	(2,238,610)	81,958	(2,320,568)	(2,831)%
Other income, net:
Interest Expense	(2,835)	(3,438)	603	(18)%
Other income, net	780,007	983,748	(203,741)	(21)%
Total other income, net	777,172	980,310	(203,138)	(21)%
Net income (loss) before income taxes	(1,461,438)	1,062,268	(2,523,706)	(238)%
Tax benefit	—	—	—	—%
Net income (loss)	$(1,461,438)	$1,062,268	$(2,523,706)	(238)%
Revenue
Revenue totaled $12.4 million for the six months ended June 30, 2026, compared to $17.1 million for the six months ended June 30, 2025, a decrease of $4.7 million, or 28%. The majority of the year-over-year decline reflects the Company's continued strategic shift away from SMB and emerging customers toward larger enterprise relationships. Revenue from enterprise customers increased compared to the prior-year period but was lower than anticipated, reflecting modest softness in customer spending and the timing of certain campaign launches and project-related delays.
Cost of Revenue
Cost of revenue totaled $7.2 million for the six months ended June 30, 2026, compared to $8.8 million for the six months ended June 30, 2025, representing a decrease of $1.6 million, or 18%, year over year. The decrease primarily reflects lower campaign delivery volume and reduced variable costs associated with servicing client campaigns. The decline was partially offset by payroll and other delivery costs that did not decrease proportionately with revenue.

Sales and Marketing
Sales and marketing expense for the six months ended June 30, 2026, decreased by $0.4 million, or approximately 19%, compared to the same period in 2025. The decline was primarily attributable to lower payroll and related costs resulting from reduced headcount and the effects of prior workforce reductions. This reduction was partially offset by higher stock-based compensation and additional spending on advertising and travel to support growth initiatives. Investor relations expense also declined modestly from the prior-year period.
General and Administrative
General and administrative expense for the six months ended June 30, 2026, decreased by $0.5 million, or approximately 8%, compared to the same period in 2025. The decrease primarily reflects the benefits of ongoing cost management initiatives, including targeted workforce reductions, together with reduced use of external contractors, lower professional service fees, and decreased software licensing expenses.
Depreciation and Amortization
Depreciation and amortization expense increased by less than $0.1 million, or 9% for the six months ended June 30, 2026, compared to the same period in 2025. The increase was driven by a modest increase in amortization of internal-use software development costs, which approximated $0.3 million in both periods but increased due to additional internally developed software features being placed into service. This increase was partially offset by lower depreciation expense, which remained less than $0.1 million in both periods as certain property and equipment became fully depreciated.
Other Income, Net
Interest expense remained less than $0.1 million for the six months ended June 30, 2026 and June 30, 2025, reflecting the absence of significant outstanding borrowings during either period.
Other income, net totaled $0.8 million for the six months ended June 30, 2026, compared to $1.0 million in the prior year period, primarily from lower investment portfolio interest income.
Net Income (Loss)
Net loss for the six months ended June 30, 2026 was $1.5 million, compared to net income of $1.1 million for the same period in 2025. This $2.5 million decline in operating results was attributable to the changes in revenue and operating expenses discussed above.
Total Comprehensive Income (Loss)
Total comprehensive loss for the six months ended June 30, 2026 was $1.5 million, compared to comprehensive income of $0.9 million for the same period in 2025. The changes to total comprehensive loss are primarily driven by an increase in net loss and a change in foreign currency translation adjustments.
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
We use the Managed Services Bookings metric to plan staffing, assess cohort trends that inform our go-to-market strategy, and guide product development efforts. Managed Services Bookings for the three months ended June 30, 2026 and 2025, were $4.5 million and $5.6 million, respectively. The year-over-year decline primarily reflects the Company's continued

strategic shift away from SMB and emerging customers toward larger enterprise relationships. The decline was also influenced by modest softness in enterprise demand and the timing of contract awards within certain enterprise accounts during the quarter.
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
The following table sets forth a reconciliation from the GAAP measurement of net income (loss) to our non-GAAP financial measure of Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(683,915)	$1,205,068	$(1,461,438)	$1,062,268
Non-cash stock-based compensation	357,865	355,714	760,031	640,846
Non-cash stock issued for payment of services	89,999	89,994	180,009	179,996
Depreciation and amortization	187,572	149,242	336,819	309,594
Interest expense	2,463	1,784	2,835	3,438
Interest income	(385,251)	(475,342)	(780,263)	(946,532)
Adjusted EBITDA	$(431,267)	$1,326,460	$(962,007)	$1,249,610

Revenue	$5,807,086	$9,133,232	$12,380,318	$17,101,595
Adjusted EBITDA as a % of Revenue	(7.4)%	14.5%	(7.8)%	7.3%
Liquidity and Capital Resources
Near-Term Liquidity and Capital Resources
     The Company’s primary liquidity needs have historically consisted of funding the development of our technology platforms, sales and marketing activities, and general and administrative (“G&A”) expenses, including employee compensation. Although the Company has incurred losses and negative operating cash flows during most periods since inception, we believe we have sufficient resources to fund operations and planned investments for at least the next twelve months.
Cash and cash equivalents totaled $46.6 million as of June 30, 2026, as compared with $50.9 million as of December 31, 2025. The $4.3 million decrease was primarily due to cash used in operating activities, capitalized software development costs, and repurchases of the Company’s common stock under its share repurchase program.

	Six Months Ended June 30,
	2026	2025
Net cash (used for)/provided by:
Operating activities	$(2,730,456)	$1,245,988
Investing activities	(570,652)	6,013,506
Financing activities	(955,099)	(1,128,145)
Effect of exchange rates on cash	(29,964)	(132,802)
Net increase (decrease) in cash and cash equivalents	$(4,286,171)	$5,998,547
Net cash used in operating activities was $2.7 million during the six months ended June 30, 2026, primarily reflecting the Company’s net loss and changes in working capital, partially offset by non-cash charges, including stock-based compensation and depreciation and amortization. Net cash used in investing activities was $0.6 million during the six months ended June 30, 2026, primarily related to capitalized software development costs. Net cash used in financing activities during the six months ended June 30, 2026 was $1.0 million, primarily driven by repurchases of the Company's common stock under its share repurchase program and payments on shares withheld for statutory taxes.
Long-Term Liquidity
We expect operating expenses to increase over time as we continue to invest in our technology platform, support future revenue growth, and fund the working capital requirements of our business. Based on our current operating plan, we believe our existing cash resources are sufficient to fund operations and planned investments beyond the next twelve months. We also continue to evaluate strategic growth opportunities, including potential acquisitions, which we believe represent an important component of our long-term growth strategy. Depending on the size, timing, and structure of any future transaction, additional capital may be required. Should additional capital be required, we expect to source it through a combination of equity, equity-linked, or debt financing.
Financial Condition and Outlook
Beginning in early 2025, we realigned our commercial model to focus on larger, recurring enterprise customers while reducing our emphasis on lower-value, project-based engagements, a transition that continued to affect comparative revenue during the first half of 2026. During the second quarter, we also experienced slower customer commitments amid continued economic uncertainty, resulting in lower booking activity that is expected to continue influencing near-term revenue trends.
While early third-quarter customer activity has been encouraging, the timing of campaign launches may result in the related revenue being recognized later in the year.
Managed Services revenue decreased 27.7% for the six months ended June 30, 2026, compared to the prior-year period, primarily reflecting the continued effects of our strategic realignment toward larger enterprise customers, together with modest softness in enterprise demand and the timing of contract awards with certain enterprise accounts.
Adjusted EBITDA was a loss of $1.0 million for the six months ended June 30, 2026, compared to positive Adjusted EBITDA of $1.2 million in the prior year period, primarily reflecting lower comparative revenue, partially offset by reduced operating costs.
We remain focused on expanding relationships with our core enterprise customers and pursuing additional business development opportunities. However, enterprise contract awards and campaign activity have remained slower than previously anticipated, and the timing of those awards continues to affect quarterly bookings and revenue. Because Managed Services revenue is generally recognized over an average period of approximately seven months following contract execution, improvements in bookings may not immediately translate into revenue growth within the current fiscal year.
We expect operating expenses to remain disciplined while continuing to make targeted investments that support our long-term growth strategies. We believe our current cost structure is better aligned with our business and provides flexibility as market conditions evolve.
We believe our cash and cash equivalents are sufficient to fund our operating and strategic initiatives over the next twelve months. If additional capital is required, we expect to pursue financing alternatives, including equity, equity-linked securities, or debt, as appropriate.
Off-Balance Sheet Arrangements
The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2026.
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

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our management concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of August 11, 2026 we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
The following table sets forth the Company’s repurchases of its common stock during the quarter ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)(2)
April 2026	—	$—	—	$8,675,299
May 2026	47,715	3.79	180,836	8,494,463
June 2026	87,234	3.68	320,707	8,173,756
Total as of June 30, 2026	134,949	$3.72	$501,543	$8,173,756
(1)    On June 28, 2024, the Company announced the Board’s authorization of a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock from time to time through open market transactions subject to market conditions (the “Repurchase Program”). On September 6, 2024, the maximum authorized repurchase amount under the Repurchase Program was increased to $10.0 million. On June 16, 2025, the Company entered into an agreement adopted under the safe harbors provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act to purchase shares of common stock, terminating on the earliest of May 15, 2026, or at such time as the aggregate number of shares are repurchased or upon certain other events. On May 15, 2026, the Company entered into an agreement adopted under the safe harbors provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act to purchase shares of common stock, terminating on the earliest of November 13, 2026, or at such time as the aggregate number of shares are repurchased or upon certain other events. The agreement provides for the purchase of up to $8.6 million of common stock, which was the remainder of the Board’s authorization under the Repurchase Program at the time of entry into such agreement.
(2)     Dollar amounts in this column equal the number of shares remaining available for purchase under the stock repurchase programs as of the last date of the applicable month multiplied by month average price paid per share.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. — OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
10b5-1 Issuer Repurchase Instructions, dated May 15, 2026, between IZEA Worldwide, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 15, 2026)

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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the period ended June 30, 2026 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada Corporation

August 11, 2026	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

August 11, 2026	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)