Form 10-Q
period 2026-09-30
IZEA Worldwide, Inc.
filed 2026-11-12
CIK 1495231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”
i

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

 As of November 6, 2026, there were 17,292,162 shares of our common stock outstanding.

ii

IZEA Worldwide, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2026

iii

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
IZEA Worldwide, Inc.
Unaudited Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$46,439,805	$50,886,850
Accounts receivable, net	3,828,086	3,398,479
Prepaid expenses	438,608	830,509
Other current assets	8,667	9,002
Total current assets	50,715,166	55,124,840

Property and equipment, net of accumulated depreciation	90,550	17,131
Software development costs, net of accumulated amortization	2,672,715	2,335,745
Total assets	$53,478,431	$57,477,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,139,841	$779,434
Accrued expenses	1,373,024	3,050,995
Contract liabilities	4,505,527	4,729,767
Total current liabilities	7,018,392	8,560,196

Total liabilities	$7,018,392	$8,560,196

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; shares issued: 18,571,062 and 18,150,878, respectively, shares outstanding: 17,296,407 and 17,261,755, respectively.	1,857	1,815
Treasury stock at cost: 1,274,655 and 889,123 shares at September 30, 2026 and December 31, 2025, respectively	(3,630,816)	(2,344,698)
Additional paid-in capital	156,330,343	155,568,812
Accumulated deficit	(106,160,107)	(104,254,729)
Accumulated other comprehensive loss	(81,238)	(53,680)
Total stockholders’ equity	46,460,039	48,917,520
Total liabilities and stockholders’ equity	$53,478,431	$57,477,716

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$6,195,541	$8,072,380	$18,575,859	$25,173,975

Costs and expenses:
Cost of revenue	3,893,483	4,152,375	11,126,221	12,940,561
Sales and marketing	735,314	1,095,363	2,428,742	3,179,162
General and administrative	2,252,509	3,004,321	7,608,452	8,842,379
Depreciation and amortization	139,906	150,740	476,725	460,334
Total costs and expenses	7,021,212	8,402,799	21,640,140	25,422,436

Loss from operations	(825,671)	(330,419)	(3,064,281)	(248,461)

Other income, net:
Interest expense	(32)	(1,654)	(2,867)	(5,092)
Other income	381,763	479,818	1,161,770	1,463,566
Total other income, net	381,731	478,164	1,158,903	1,458,474

Net income (loss) before income taxes	(443,940)	147,745	(1,905,378)	1,210,013
Net income (loss)	$(443,940)	$147,745	$(1,905,378)	$1,210,013

Weighted average common shares outstanding – basic	17,330,831	17,074,681	17,398,981	17,142,358
Basic income (loss) per common share	$(0.03)	$0.01	$(0.11)	$0.07

Weighted average common shares outstanding - diluted	17,330,831	18,377,063	17,398,981	18,150,970
Diluted income (loss) per common share	$(0.03)	$0.01	$(0.11)	$0.07

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(443,940)	$147,745	$(1,905,378)	$1,210,013

Other comprehensive income (loss)
Unrealized loss on securities held	—	—	—	(12,209)
Unrealized gain (loss) on currency translation	1,387	1,048	(27,558)	(143,343)
Total other comprehensive income (loss)	1,387	1,048	(27,558)	(155,552)

Total comprehensive income (loss)	$(442,553)	$148,793	$(1,932,936)	$1,054,461

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	17,803,029	1,780	$155,009,102	$(2,344,698)	$(103,234,787)	$(51,313)	$49,380,084
Stock purchase plan & option exercise issuances	125	—	260	—	—	—	260
Stock issued for payment of services	24,192	2	89,993	—	—	—	89,995
Stock-based compensation	144,785	15	445,628	—	—	—	445,643
Shares withheld to cover statutory taxes	(42,528)	(4)	(189,045)	—	—	—	(189,049)
Foreign currency translation adjustment	—	—	—	—	—	1,048	1,048
Net income	—	—	—	—	147,745	—	147,745
Balance, September 30, 2025	17,929,603	1,793	$155,355,938	$(2,344,698)	$(103,087,042)	$(50,265)	$49,875,726

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2026	18,440,358	1,844	$156,055,267	$(2,846,241)	$(105,716,167)	$(82,625)	$47,412,078
Stock issued for payment of services	35,856	4	89,995	—	—	—	89,999
Stock-based compensation	144,156	14	390,246	—	—	—	390,260
Shares withheld to cover statutory taxes	(49,308)	(5)	(205,165)	—	—	—	(205,170)
Treasury stock	—	—	—	(784,575)	—	—	(784,575)
Foreign currency translation adjustment	—	—	—	—	—	1,387	1,387
Net loss	—	—	—	—	(443,940)	—	(443,940)
Balance, September 30, 2026	18,571,062	1,857	$156,330,343	$(3,630,816)	$(106,160,107)	$(81,238)	$46,460,039

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	17,518,018	1,752	$154,593,800	$(1,622,065)	$(104,297,055)	$105,287	$48,781,719
Stock purchase plan & option exercise issuances	10,927	1	23,673	—	—	—	23,674
Stock issued for payment of services	102,342	10	269,981	—	—	—	269,991
Stock-based compensation	437,751	44	1,086,445	—	—	—	1,086,489
Shares withheld to cover statutory taxes	(139,435)	(14)	(483,944)	—	—	—	(483,958)
Stock issuance costs	—	—	(134,017)	—	—	—	(134,017)
Treasury stock	—	—	—	(722,633)	—	—	(722,633)
Foreign currency translation adjustment	—	—	—	—	—	(143,343)	(143,343)
Unrealized gain (loss) on securities held	—	—	—	—	—	(12,209)	(12,209)
Net income	—	—	—	—	1,210,013	—	1,210,013
Balance, September 30, 2025	17,929,603	1,793	$155,355,938	$(2,344,698)	$(103,087,042)	$(50,265)	$49,875,726

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	18,150,878	1,815	$155,568,812	$(2,344,698)	$(104,254,729)	$(53,680)	$48,917,520
Stock purchase plan & option exercise issuances	11,581	1	36,421	—	—	—	36,422
Stock issued for payment of services	85,824	9	269,999	—	—	—	270,008
Stock-based compensation	479,334	48	1,150,243	—	—	—	1,150,291
Shares withheld to cover statutory taxes	(156,555)	(16)	(695,132)	—	—	—	(695,148)
Treasury stock	—	—	—	(1,286,118)	—	—	(1,286,118)
Foreign currency translation adjustment	—	—	—	—	—	(27,558)	(27,558)
Net loss	—	—	—	—	(1,905,378)	—	(1,905,378)
Balance, September 30, 2026	18,571,062	1,857	$156,330,343	$(3,630,816)	$(106,160,107)	$(81,238)	$46,460,039

See accompanying notes to the unaudited consolidated financial statements.

IZEA Worldwide, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,905,378)	$1,210,013
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	19,391	66,160
Amortization	457,334	394,174
Stock-based compensation	1,150,291	1,086,489
Value of stock issued for payment of services	270,008	269,991
Gain on disposal of equipment	(7,767)	—
Changes in operating assets and liabilities:
Accounts receivable	(429,607)	4,392,313
Prepaid expenses and other current assets	392,236	412,086
Accounts payable	360,407	(161,460)
Accrued expenses	(1,677,971)	(1,174,948)
Contract liabilities	(224,240)	(4,058,853)
Net cash (used in) provided by operating activities	(1,595,296)	2,435,965
Cash flows from investing activities:
Proceeds from investment maturities	—	6,427,488
Capitalization of software development costs	(794,304)	(600,011)
Purchase of property and equipment	(93,446)	(44,540)
Proceeds from the sale of property and equipment	8,403	—
Net cash (used in) provided by investing activities	(879,347)	5,782,937
Cash flows from financing activities:
Proceeds from ESPP issuances	36,422	23,674
Purchase of treasury stock	(1,286,118)	(722,633)
Stock issuance costs	—	(134,017)
Taxes paid related to net share settlement of vesting of restricted stock units	(695,148)	(483,958)
Net cash used in financing activities	(1,944,844)	(1,316,934)
Effect of exchange rate changes on cash	(27,558)	(155,552)
Net (decrease) increase in cash and cash equivalents	(4,447,045)	6,746,416
Cash and cash equivalents, beginning of period	50,886,850	44,644,468
Cash and cash equivalents, end of period	$46,439,805	$51,390,884

Supplemental cash flow information:
Interest paid	$2,867	$5,092

Supplemental non-cash activities:
Fair value of common stock issued for services	$270,008	$269,991

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of IZEA Worldwide, Inc. and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2026 and its results of operations and cash flows for the periods presented.
The consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Deposits made to Company bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount of $250,000. The Canada Deposit Insurance Corporation (“CDIC”) insures deposits made to the Company’s bank accounts in Canada up to CAD 100,000. Cash and cash equivalent balances in excess of FDIC and CDIC insurance limits, including amounts held in money market funds that are not covered by deposit insurance, were approximately $45.9 million and $50.3 million as of September 30, 2026 and December 31, 2025, respectively.
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

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Accounts Receivable and Concentration of Credit Risk
The Company’s accounts receivable balance consists of trade receivables and contract assets, net of an allowance for credit losses. Trade receivables represent customer obligations arising from standard credit terms, while contract assets reflect revenue recognized but not yet invoiced. As of September 30, 2026, the Company reported net accounts receivable of $3.8 million, consisting of $3.3 million trade receivables, net, and $0.5 million contract assets. As of December 31, 2025, net accounts receivable of $3.4 million consisted entirely of trade receivables, net, with no contract assets.
Management determines the collectability of accounts receivable by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company continues to monitor these factors and will adjust credit and collection policies as necessary to address evolving market conditions and potential risks to financial performance. An account is deemed delinquent when the customer has not paid an amount due by its associated due date. If a portion of the account balance is deemed uncollectible, the Company will either write off the amount owed or provide a reserve based on its best estimate of the uncollectible portion of the account. The Company assesses collectability risk both generally and by specific aged invoices. The Company’s loss history informs a general reserve percentage, which is applied to all invoices less than 90 days past the invoice due date, currently 1% of the outstanding balance. The general reserve, which is updated periodically, recognizes that some invoices will likely become a collection risk. When an invoice is 90 days past its due date, the Company considers each invoice to determine a collectability reserve based on prior history and recent communications with the customer. Generally, the Company’s reserve for such aged invoices will approach 100% of the invoice amount.
The Company’s allowance for credit losses was approximately $0.1 million as of September 30, 2026, unchanged from December 31, 2025. Management continues to monitor the collectability of accounts receivable and believes the allowance is adequate as of the reporting date. The Company did not recognize any bad debt expense in the three and nine months ended September 30, 2026 and 2025.
Concentrations of credit risk with respect to accounts receivable exist because a significant portion of the Company’s revenue and accounts receivable is attributable to a limited number of customers. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company had three customers that accounted for 24.6%, 12.4%, and 11.5%, respectively, of total accounts receivable as of September 30, 2026 and two customers that accounted for 12.5% and 12.4%, respectively, of total accounts receivable as of December 31, 2025. The Company had three customers that accounted for 27.5%, 24.9%, and 16.6%, respectively, of its revenue during the three months ended September 30, 2026, and two customers that accounted for 18.3% and 17.7%, respectively, of its revenue during the three months ended September 30, 2025. The Company had three customers that accounted for 19.2%, 15.7%, and 12.4%, respectively, of its revenue during the nine months ended September 30, 2026, and three customers that accounted for 16.2%, 11.6%, and 10.3%, respectively, of its revenue during the nine months ended September 30, 2025.
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
For the three months ended September 30, 2026 and 2025, advertising costs were approximately $16,453 and $925, respectively. For the nine months ended September 30, 2026 and 2025, advertising costs were approximately $50,619 and $5,959, respectively.
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
The Company’s tax years subject to examination based on the statute of limitations by the IRS are generally three years; however, tax years in which net operating losses were generated may remain subject to examination to the extent that such losses are utilized in future periods. The Company’s tax years subject to examination by the Canada Revenue Agency are generally four years.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. Accounts receivable and accounts payable are held at their carrying amounts, which approximate their fair values due to their short-term maturities. Financial instruments measured at fair value, including marketable securities held in prior periods, are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of September 30, 2026, the Company held no marketable securities, and its financial instruments consisted only of cash and cash equivalents. Additional information is provided in “Note 2 – Financial Instruments of the Notes to the Unaudited Consolidated Financial Statements.”
Stock-Based Compensation
Stock-based compensation for options granted under the 2011 Equity Incentive Plan is measured at the grant date fair value and recognized on a straight-line basis over the requisite service period. Fair value is estimated using the Black-Scholes model.
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
The Company may issue restricted stock or restricted stock units (“RSUs”) under the 2011 Equity Incentive Plan, and RSUs under the 2023 Inducement Plan. RSUs may be time-based, vesting over a specified service period, or performance-based, vesting upon the achievement of a market condition in addition to a service condition. Performance-based RSUs have been granted only under the 2011 Equity Incentive Plan. Restricted stock and time-based RSUs are measured at fair value based on the closing price of the Company’s common stock on the grant date. Performance-based RSUs are measured at grant-date fair value determined using a Monte Carlo simulation, which incorporates the probability of achieving the market condition. Compensation expense for all such awards is recognized on a straight-line basis over the requisite service period. Because performance-based RSUs contain a market condition, compensation expense is recognized regardless of whether the market condition is ultimately satisfied, provided the requisite service is rendered. Additional information regarding the Company’s equity compensation plans is provided in “Note 8 - Stockholders’ Equity of the Notes to the Unaudited Consolidated Financial Statements.”
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
Financial Instruments — Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides entities with a practical expedient that permits an entity to assume, when developing reasonable and supportable forecasts as part of estimating expected credit losses, that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company adopted the current expected credit loss (“CECL”) model under ASC 326 effective January 1, 2023. The Company did not elect the practical expedient provided by ASU 2025-05 and continues to estimate expected credit losses using its existing methodology. Accordingly, ASU 2025-05 did not have a material impact on the Company’s unaudited consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU No. 2024-03 (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which requires entities to provide enhanced disclosures related to certain expense categories included in the income statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. The amendments may be applied on either a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited consolidated financial statements.
Intangibles - Goodwill and Other - Internal-Use Software: In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"), which eliminates the previous stage-based model for software development and introduces a principles-based framework for determining when capitalization of internal-use software costs is appropriate. The ASU also incorporates guidance on assessing significant development uncertainty and relocates the website development guidance from Subtopic 350-50 to Subtopic 350-40. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied using a prospective transition approach, a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently evaluating the impact this ASU may have on its unaudited consolidated financial statements.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Interim Reporting (Topic 270): Narrow-Scope Improvements: In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the scope and applicability of interim reporting guidance and certain interim disclosure requirements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied using either a prospective or retrospective transition approach. The Company is currently evaluating the impact this ASU may have on its unaudited consolidated financial statements.
NOTE 2.    FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents with nationally recognized financial institutions. Cash equivalents consist of highly liquid investments with original maturities of three months or less, including money market funds.
As of September 30, 2026 and December 31, 2025, the Company held cash and cash equivalents primarily in money market funds and did not hold any marketable securities. All previously held marketable securities matured in June 2025, and the proceeds were reinvested in money market funds.
As of September 30, 2026 and December 31, 2025, the Company held $46.4 million and $50.9 million, respectively, in cash and cash equivalents.
NOTE 3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2026	December 31, 2025
Furniture and fixtures	$29,848	$29,848
Office equipment	8,506	8,506
Computer equipment	278,900	255,449
Total	317,254	293,803
Less accumulated depreciation	(226,704)	(276,672)
Property and equipment, net	$90,550	$17,131
Depreciation expense on property and equipment recorded in depreciation and amortization expense in the unaudited consolidated statements of operations was $5,398 and $21,476 for the three months ended September 30, 2026 and 2025, respectively, and was $19,391 and $66,160 for the nine months ended September 30, 2026 and 2025, respectively.
NOTE 4.     SOFTWARE DEVELOPMENT COSTS
Software development costs consist of the following:

	September 30, 2026	December 31, 2025
Software development costs	$4,367,504	$3,650,516
Less accumulated amortization	(1,694,789)	(1,314,771)
Software development costs, net	$2,672,715	$2,335,745
The Company capitalized internal-use software development costs of $276,779 and $239,521 for the three months ended September 30, 2026 and 2025, respectively, and $794,304 and $600,011 for the nine months ended September 30, 2026 and 2025, respectively. Capitalized costs consist primarily of consulting fees and payroll and related benefit costs incurred in connection with software development activities, including the continued enhancement of the Company's technology platform, ZED. The Company introduced the platform during the first quarter of 2026 and conducted limited production testing through select customer campaigns while continuing to develop additional functionality. On September 30, 2026, the Company completed development and released ZED for general use, at which time capitalized software development costs of approximately $1.0 million related to the platform were placed in service. Amortization of these costs began on October 1, 2026, on a straight-line basis over an estimated useful life of five years. Costs incurred after the release date to maintain the platform are expensed as incurred, while costs of significant enhancements and upgrades that add functionality are capitalized.
The Company amortizes capitalized software development costs on a straight-line basis over the shorter of a five-year estimated useful life or the actual useful life, beginning when the related software or features are available for their intended use. The five-year estimated useful life is consistent with the period over which the Company’s legacy platforms have historically been in service.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Amortization expense related to capitalized software development costs was $134,508 and $129,264 for the three months ended September 30, 2026 and 2025, respectively, and $457,334 and $394,174 for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense for the nine months ended September 30, 2026 included $49,993 of accelerated amortization related to two software features that were discontinued during the second quarter of 2026. The accelerated amortization reduced the net carrying amount of the related software development costs to zero. Following the discontinuation, the Company removed $77,316 of fully amortized software development costs and the corresponding accumulated amortization from the balance sheet.
As of September 30, 2026, future estimated amortization expense related to software development costs, including amortization of ZED beginning in the fourth quarter of 2026, is set forth in the following schedule:

Software Development Amortization Expense
2026	$215,094
2027	834,666
2028	569,954
2029	436,040
2030	369,635
2031	247,326
Total	$2,672,715

NOTE 5.     ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Accrued payroll liabilities	$1,073,814	$2,761,126
Accrued taxes	11,832	39,538
Current portion of finance obligation	—	9,106
Accrued other	287,378	241,225
Total accrued expenses	$1,373,024	$3,050,995
NOTE 6.    NOTES PAYABLE
Finance Obligation
The Company previously financed laptop computer equipment through a three-year installment agreement, entered into in 2022 with a third-party vendor. The outstanding balance of $9,106 as of December 31, 2025, which was included in accrued expenses in the consolidated balance sheet, was fully repaid in April 2026.
Interest expense related to this financing arrangement totaled $32 and $1,654 for the three months ended September 30, 2026 and 2025, respectively, and $2,867 and $5,092 for the nine months ended September 30, 2026 and 2025, respectively, and consists of interest under this financing arrangement and other interest charges, including interest assessed on certain tax filings. Interest expense is included in interest expense in the unaudited consolidated statements of operations.
NOTE 7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company does not have any operating or finance leases greater than 12 months in duration as of September 30, 2026 and December 31, 2025.
Retirement Plans
The Company offers a defined contribution 401(k) retirement plan to eligible employees. In November 2025, the Company implemented a new 401(k) plan that replaced its prior plan with substantially similar provisions, and participant account balances were rolled into the new plan. Under the plan, the Company matches participant contributions equal to 50% of each participant’s contribution, up to a maximum of 8% of the participant’s salary. Participant catch-up contributions are not eligible for the Company match. Employer-matched contributions vest ratably over four years of service.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Total expense for employer-matched contributions during the three and nine months ended September 30, 2026 and 2025 was recorded in the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$19,015	$14,591	$55,214	$48,839
Sales and marketing(1)	15,203	14,866	46,745	(8,646)
General and administrative	56,501	25,002	108,481	73,863
Total contribution expense	$90,719	$54,459	$210,440	$114,056
(1) Negative expense in Sales and Marketing for the nine months ended September 30, 2025 is due to our targeted workforce reduction that was announced in December 2024 and executed in January 2025.
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
Share Repurchases
The Company’s Board of Directors has authorized a share repurchase program for up to $10.0 million of the Company’s common stock. Repurchases under the program may be made from time to time through open market or privately negotiated transactions, subject to market conditions and other factors. The Company’s current Rule 10b5-1 trading plan with Ladenburg Thalmann & Co. Inc. became effective on May 15, 2026 and remains in effect through November 13, 2026.

During the three months ended September 30, 2026, the Company repurchased 250,583 shares of its common stock for an aggregate purchase price of approximately $0.8 million. During the nine months ended September 30, 2026, the Company repurchased 385,532 shares of its common stock for an aggregate purchase price of approximately $1.3 million.

Since the inception of the current share repurchase program, including shares repurchased pursuant to Rule 10b5-1 trading plans and the Company's modified "Dutch auction" tender offer completed in June 2025, the Company has repurchased a cumulative total of 908,798 shares of its common stock for an aggregate purchase price of approximately $2.6 million, which is reflected as treasury stock in the Company’s unaudited consolidated balance sheet. The average purchase price was $2.87 per share, and approximately $7.4 million remained available for repurchase under the program as of September 30, 2026.
Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan, as amended and restated, authorizes the issuance of up to 4,375,000 shares of common stock. As of September 30, 2026, the Company had 250,760 remaining shares of common stock available for future issuance under the plan.
Restricted Stock
Under the Company’s 2011 Equity Incentive Plan, the Compensation Committee of the Board of Directors determines the terms and conditions of equity awards granted to participants, including vesting provisions.
During the three months ended September 30, 2026 and 2025, the Company granted its six independent directors a total of 35,856 and 24,192 shares of restricted common stock with an aggregate grant-date fair value of $89,999 and $89,995, respectively. These awards vested immediately upon grant.
During the nine months ended September 30, 2026 and 2025, the Company granted its six independent directors a total of 85,824 and 102,342 shares of restricted common stock with an aggregate grant-date fair value of $270,008 and $269,991, respectively. These awards vested immediately upon grant.
The following table summarizes restricted stock activity during the year ended December 31, 2025 and the nine months ended September 30, 2026:

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements

Restricted Stock	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	—	$—	0.0
Granted	122,892	2.93
Vested	(122,892)	2.93
Nonvested at December 31, 2025	—	$—	0.0
Granted	85,824	3.15
Vested	(85,824)	3.15
Nonvested at September 30, 2026	—	$—	0.0
Expenses recognized on restricted stock issued to independent directors for services were $89,999 and $89,995 during the three months ended September 30, 2026 and 2025, respectively, and $270,008 and $269,991 for the nine months ended September 30, 2026 and 2025, respectively.
Restricted Stock Units
The Compensation Committee of the Board of Directors determines the terms and conditions of equity awards granted under the Company's Equity Incentive Plan.
During the three and nine months ended September 30, 2026, the Company granted 17,110 and 445,292, respectively, time-based restricted stock units (“RSUs”) to executives and employees, with aggregate grant-date fair values of approximately $59,201 and $1,622,407, respectively. The awards vest over periods ranging from 36 months to 48 months from their respective grant dates.
No performance-based restricted stock units were granted during the three and nine months ended September 30, 2026 and 2025. Compensation expense related to previously granted performance-based restricted stock units continues to be recognized on a straight-line basis over the requisite service period, based on the grant-date fair value determined using a Monte Carlo simulation. Because these awards contain a market condition, compensation cost is recognized regardless of whether the market condition is ultimately satisfied. Performance-based awards are accounted for as restricted stock units and are included in the Company’s RSU activity and share pool disclosures.
The following table summarizes RSU activity for the year ended December 31, 2025 and the nine months ended September 30, 2026:

Restricted Stock Units	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	2,048,772	$2.33	2.6
Granted	737,535	3.07
Vested	(726,564)	2.73
Forfeited	(288,816)	2.47
Nonvested at December 31, 2025	1,770,927	$2.57	1.3
Granted	445,292	3.64
Vested	(457,459)	2.53
Forfeited	(332,598)	2.77
Nonvested at September 30, 2026	1,426,162	$2.87	2.6
Stock-based compensation expense related to RSUs was approximately $324,375 and $445,225 for the three months ended September 30, 2026 and 2025, respectively, and $1,062,518 and $1,065,444 for the nine months ended September 30, 2026 and 2025, respectively. Expense related to Inducement Shares was included in RSU expense through June 30, 2026. During the three months ended September 30, 2026, the Company reclassified $53,147 of cumulative Inducement Share expense previously recorded as RSU expense, of which $37,706 related to periods prior to January 1, 2026 and $15,441 related to the six months ended June 30, 2026. Excluding the effect of amounts related to prior periods, RSU expense was approximately $377,522 and $1,100,224 for the three and nine months ended September 30, 2026, respectively. The reclassification had no impact on total stock-based compensation expense. Stock-based compensation is included in general and administrative expenses, sales and marketing, and cost of revenue in the unaudited consolidated statements of operations.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2026, the fair value of the Company’s common stock was approximately $2.51 per share, and the intrinsic value of non-vested RSUs was approximately $3,579,667. Total unrecognized compensation cost related to non-vested RSUs was approximately $3,248,905 as of September 30, 2026 and is expected to be recognized over a weighted-average period of approximately2.6 years.
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
A summary of option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2025 and the nine months ended September 30, 2026, is presented below:

Options Outstanding	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2024	33,339	$18.60	3.7
Granted	—	—
Exercised	(125)	2.08
Expired	(13,936)	28.21
Forfeited	(9)	12.61
Outstanding at December 31, 2025	19,269	$11.76	3.5
Granted	—	—
Exercised	—	—
Expired	(857)	11.37
Forfeited	(7,559)	11.37
Outstanding at September 30, 2026	10,853	$12.06	3.7

Exercisable at September 30, 2026	10,853	$12.06
A summary of the nonvested stock option activity under the 2011 Equity Incentive Plan during the year ended December 31, 2025, and nine months ended September 30, 2026, is presented below:

Nonvested Options	Common Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	1,125	$18.60	3.8
Granted	—	—
Exercised	—	—
Vested	(1,125)	11.76
Forfeited	—	—
Nonvested at December 31, 2025	—	—	0.0
Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2026	—	$—	0.0
As of September 30, 2026, options to purchase 10,853 shares were outstanding and exercisable, with a weighted-average exercise price of $12.06 per share.

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Stock-based compensation expense recognized for stock options issued to employees was $418 and $9,487 for the three and nine months ended September 30, 2025, respectively. No stock-based compensation related to stock options was recognized during the three and nine months ended September 30, 2026, as all awards were fully vested. As of September 30, 2026, there was no unrecognized compensation cost related to non-vested stock option awards.
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
The following table contains summarized information about inducement grant-related RSUs during the year ended December 31, 2025 and the nine months ended September 30, 2026.

Inducement Shares	Time-Based	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested at December 31, 2024	50,000	$2.52	3.8
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2025	50,000	2.52	2.8
Granted	—	—
Vested	(21,875)	2.52
Forfeited	—	—
Nonvested at September 30, 2026	28,125	$2.52	2.1
In 2024, the Company granted 50,000 time-based RSUs with a grant-date fair value of $2.52 per share under the 2023 Inducement Plan (the “Inducement Shares”), which has a separate share reserve. As of September 30, 2026, 21,875 Inducement Shares had vested and 28,125 remained non-vested. During the three months ended September 30, 2026, the 21,875 vested Inducement Shares, which had been recorded as issued from the 2011 Equity Incentive Plan reserve, were charged to the Inducement Plan reserve and restored to the 2011 Equity Incentive Plan reserve. This had no impact on the consolidated financial statements or basic or diluted net loss per share.
Stock-based compensation expense related to the Inducement Shares was $7,875 and $23,625 for the three and nine months ended September 30, 2026, respectively. Amounts for the three months ended March 31 and June 30, 2026, and for the three and nine months ended September 30, 2025 were previously included in RSU expense. As of September 30, 2026, unrecognized compensation cost related to non-vested Inducement Shares was approximately $65,005, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
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

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
Stock compensation expense related to the ESPP totaled $4,890 for the three months ended September 30, 2026, with no corresponding expense recognized in the prior year period. For the nine months ended September 30, 2026 and 2025, stock compensation expense related to ESPP totaled $26,778 and $11,558, respectively. Stock compensation expense related to ESPP is included in general and administrative expenses, sales and marketing, and cost of revenue in the unaudited consolidated statements of operations. As of September 30, 2026, there were 41,411 remaining shares of common stock available for future issuance under the ESPP.
Summary of Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, net of estimated forfeitures, see “Note 1 Company and Summary of Significant Accounting Policies of the notes to the unaudited Consolidated Financial Statements.”
Total stock-based compensation expense recognized on restricted stock units, Inducement Shares, stock options, and employee stock purchase plan issuances during the three and nine months ended September 30, 2026 and 2025 was recorded in the Company’s unaudited consolidated statements of operations as follows. This excludes restricted stock issued to independent directors for services, which is presented separately as stock issued for payment of services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$18,874	$114,587	$56,014	$178,376
Sales and marketing	55,852	90,085	189,240	139,809
General and administrative	315,534	240,971	905,037	768,304
Total stock-based compensation	$390,260	$445,643	$1,150,291	$1,086,489
Accumulated Other Comprehensive Loss
We recognize activity in other comprehensive income (loss) for unrealized gains and losses on securities and foreign currency translation adjustments. The activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
	2026			2025
	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Loss	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Loss
Balance at June 30	$(48,407)	$(34,218)	$(82,625)	$—	$(17,095)	$(34,218)	$(51,313)
Other comprehensive income	1,387	—	1,387	—	1,048	—	1,048
Balance at September 30	$(47,020)	$(34,218)	$(81,238)	$—	$(16,047)	$(34,218)	$(50,265)

	Nine Months Ended September 30,
	2026			2025
	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Loss	Unrealized Gain (Loss) on Securities	Currency Translation Adjustment	Reclassification of Foreign Currency Translation Adjustment to Income	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31	$(19,462)	$(34,218)	$(53,680)	$12,209	$127,296	$(34,218)	$105,287
Other comprehensive loss	(27,558)	—	(27,558)	(12,209)	(143,343)	—	(155,552)
Balance at September 30	$(47,020)	$(34,218)	$(81,238)	$—	$(16,047)	$(34,218)	$(50,265)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(443,940)	$147,745	$(1,905,378)	$1,210,013

Weighted average shares outstanding - basic	17,330,831	17,074,681	17,398,981	17,142,358
Basic income (loss) per common share	$(0.03)	$0.01	$(0.11)	$0.07

Weighted average shares outstanding - basic	17,330,831	17,074,681	17,398,981	17,142,358
Plus:
“In-the-money” stock options	—	188	—	188
Contingently issuable restricted stock units	—	1,302,291	—	1,008,550
Less:
Shares offset for in-the-money options (treasury stock method)	—	(97)	—	(126)
Weighted average shares outstanding - diluted	17,330,831	18,377,063	17,398,981	18,150,970
Diluted income (loss) per common share	$(0.03)	$0.01	$(0.11)	$0.07
The Company excluded the following weighted average items from the above computation of diluted income (loss) per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	10,853	22,247	10,853	22,247
Restricted stock units	1,142,460	367,800	1,214,454	398,450
Total excluded shares	1,153,313	390,047	1,225,307	420,697
NOTE 10.    REVENUE
The following table illustrates the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Managed Services Revenue	$6,178,480	$8,036,430	$18,442,936	$24,996,871
SaaS Services Revenue	17,061	35,950	132,923	177,104
Total Revenue	$6,195,541	$8,072,380	$18,575,859	$25,173,975
The Company’s revenue is predominantly derived from Managed Services. Managed Services revenue consists primarily of Sponsored Social and Content services. Sponsored Social revenue, which totaled $5.7 million and $7.5 million for the three months ended September 30, 2026 and 2025, respectively, and $16.9 million and $22.3 million for the nine months ended September 30, 2026 and 2025, respectively, is recognized over time. Content revenue, which totaled $0.5 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively, is recognized at a point in time. SaaS Services Revenue, which is not material to total revenue, is recognized over time.
The following table provides the Company’s revenues as determined by customer geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from North America	$6,061,978	$7,790,531	$17,520,410	$22,832,867
Revenue from APAC	132,830	266,284	1,052,127	2,121,296
Revenue from Other	733	15,565	3,322	219,812
Total	$6,195,541	$8,072,380	$18,575,859	$25,173,975
Contract Assets and Liabilities
The following tables provide information about receivables, contract assets, and contract liabilities from contracts with customers reported in the Company’s consolidated balance sheet:

	September 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable	$3,433,837	$3,509,671	$7,835,041
Unbilled contract assets	505,441	—	151,783
Allowance for credit losses	(111,192)	(111,192)	(205,000)
Contract liabilities(1)	(4,505,527)	(4,729,767)	(8,188,651)
Net contract assets (liabilities)	$(677,441)	$(1,331,288)	$(406,827)
(1) Contract liabilities represent consideration received from customers for which the related performance obligations have not yet been satisfied.
The Company does not typically enter into contracts with original terms exceeding one year. As a result, substantially all of the contract liabilities recorded at the end of the year are recognized as revenue in the following year. The contract liability balance as of December 31, 2025, was $4.7 million. Of that balance, $4.5 million was recognized as revenue during the nine months ended September 30, 2026. The contract liability balance as of September 30, 2026, was $4.5 million. The Company expects to recognize substantially all of this balance as revenue within the next twelve months.
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
Remaining Performance Obligations
As substantially all of the Company’s contracts have terms of one year or less, the remaining performance obligations at September 30, 2026 and December 31, 2025, are equal to the contract liabilities disclosed above. The Company expects to recognize substantially all of the remaining performance obligations as of September 30, 2026 as revenue within twelve months.
NOTE 11.    SEGMENT DISCLOSURES
The Company provides value through its Managed Services, by managing custom content workflow, creator search and targeting, bidding, analytics, and payment processing. The Company operates as one operating and one reportable segment in accordance with ASC 280, Segment Reporting.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM uses net income (loss), as reported on the consolidated statements of operations, as the measure of segment profit or loss to assess segment performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The CODM uses net income (loss) to evaluate operating performance, allocate resources, and monitor financial results, including comparisons against budget and prior periods. In doing so, the CODM considers trends in revenue, which reflect market demand, pricing, and customer acquisition and retention. The CODM also considers the significant segment expenses presented below, including cost of revenue-direct, human capital costs, and other operating costs, to assess the Company’s cost

Table of Contents                 IZEA Worldwide, Inc.
Notes to the Unaudited Consolidated Financial Statements
structure, scalability, and the impact of strategic initiatives. Depreciation and amortization, stock-based compensation, interest income, and other expense (income), net are also included in the CODM’s evaluation of net income (loss).
The following table presents the Company’s single reportable segment revenue, significant segment expenses, other segment items, and segment net income (loss) for the three and nine months ended September 30, 2026 and 2025. These amounts reconcile to net income (loss) in the unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$6,195,541	$8,072,380	$18,575,859	$25,173,975
Less:
Cost of revenue-direct	3,050,040	3,439,484	8,379,523	10,456,427
Human capital costs	2,591,499	3,477,793	9,032,245	10,204,825
Other operating costs	849,507	889,139	2,601,356	3,214,361
Depreciation and amortization	139,906	150,740	476,725	460,334
Stock based compensation	390,260	445,643	1,150,291	1,086,489
Interest income	(380,167)	(482,760)	(1,160,430)	(1,429,292)
Other expense (income), net	(1,564)	4,596	1,527	(29,182)
Segment net income (loss)	$(443,940)	$147,745	$(1,905,378)	$1,210,013
Cost Classification Descriptions
The following descriptions provide additional detail regarding certain components included in the segment results above.
•Cost of revenue-direct consists primarily of influencer fees and other costs directly attributable to fulfilling customer contracts.
•Human capital costs include employee-related expenses such as salaries, wages, bonuses, commissions, payroll taxes, and employee benefits.
•Other operating costs represent recurring operating expenses necessary to run the business, excluding depreciation, amortization, and stock-based compensation presented separately above, and primarily include professional services, software subscriptions, travel, and other general business expenses. This line also includes the fair value of stock issued to directors for services and gains or losses on disposal of equipment.
•Other expense (income), net includes interest expense, realized gains and losses on foreign exchange transactions, and realized gains and losses on the sale of securities.
NOTE 12.    INCOME TAX
The Company’s effective income tax rate was approximately 0% for the three and nine months ended September 30, 2026 and 2025. The effective tax rate in both periods differs from the U.S. federal statutory rate primarily due to the impact of a full valuation allowance recorded against the Company’s deferred tax assets, which results in no income tax benefit being recognized on pre-tax losses and no income tax expense on pre-tax income being recognized. The Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2026. As a result, no material income tax expense or benefit was recorded for the three and nine months ended September 30, 2026 and 2025.
NOTE 13.     SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through November 12, 2026, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the unaudited consolidated financial statements and events that occurred but were not recognized in the unaudited consolidated financial statements.

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
•geopolitical instability, including ongoing conflicts in Eastern Europe and the Middle East and broader global tensions, could adversely affect economic conditions, financial markets, and customer spending; and
•the other risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the

SEC on March 17, 2026.
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
In March 2026, we introduced our proprietary technology platform as ZED, an AI-enabled platform that builds upon the capabilities of IZEA Flex and our broader technology stack. ZED supports the delivery and management of influencer marketing programs at scale and is primarily used by our internal teams to manage campaign workflows, creator relationships, compliance, budget controls, and performance measurement. Customers may be provided access to certain platform capabilities in connection with managed services engagements to facilitate collaboration, approvals, and visibility into campaign activity and results. Our technology platform also includes capabilities that facilitate creator discovery and engagement, including functionality historically available through online marketplace environments such as IZEA.com, as well as AI-enabled tools like FormAI that support content creation and operational efficiency within the influencer marketing process. Following a period of limited production testing with select customers, we released ZED for general use on September 30, 2026, and new campaigns are now managed through the platform. We continue to invest in ZED’s capabilities, including creator intelligence, brand safety, campaign management, and workflow automation.
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
Other Income, Net. Other income, net, consists primarily of interest income earned on cash and cash equivalents and realized foreign currency transaction gains and losses, mainly related to the Canadian dollar.
Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table summarizes our unaudited consolidated statements of operations and presents the period-to-period changes.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$6,195,541	$8,072,380	$(1,876,839)	(23)%

Costs and expenses:
Cost of revenue	3,893,483	4,152,375	(258,892)	(6)%
Sales and marketing	735,314	1,095,363	(360,049)	(33)%
General and administrative	2,252,509	3,004,321	(751,812)	(25)%
Depreciation and amortization	139,906	150,740	(10,834)	(7)%
Total costs and expenses	7,021,212	8,402,799	(1,381,587)	(16)%
Loss from operations	(825,671)	(330,419)	(495,252)	(150)%
Other income, net:
Interest expense	(32)	(1,654)	1,622	(98)%
Other income, net	381,763	479,818	(98,055)	(20)%
Total other income, net	381,731	478,164	(96,433)	(20)%
Net income (loss) before income taxes	(443,940)	147,745	(591,685)	(400)%
Net income (loss)	$(443,940)	$147,745	$(591,685)	(400)%
Revenue
Revenue totaled $6.2 million for the three months ended September 30, 2026, a decrease of $1.9 million, or 23%, compared to $8.1 million for the same period in 2025. The Company's three largest enterprise accounts grew 21% year over year, while new enterprise customer wins largely offset revenue lost from several prior-year enterprise relationships. These gains were outweighed by lower revenue from non-core small and mid-sized business (“SMB”) customers, reflecting the continued year-over-year impact of the Company's shift in go-to-market strategy, together with reduced campaign activity among certain established enterprise customers. While the transition away from non-core SMB relationships is substantially complete, its impact on comparative revenue continued during the quarter. The Company continues to focus on developing and expanding larger enterprise relationships to strengthen its revenue pipeline.

Cost of Revenue
Cost of revenue totaled $3.9 million for the three months ended September 30, 2026, compared to $4.2 million for the same period in 2025, a decrease of $0.3 million, or 6%. The decrease was primarily attributable to lower campaign activity compared to the prior-year period. Cost of revenue declined at a slower rate than revenue, primarily reflecting a higher concentration of revenue from a large enterprise customer with comparatively lower gross margins, as well as internal delivery labor costs that did not decline proportionately with revenue.
Sales and Marketing
Sales and marketing expense decreased by $0.4 million, or approximately 33%, for the three months ended September 30, 2026, compared to the same period in 2025, due primarily to lower personnel costs associated with a smaller sales and marketing workforce.
General and Administrative
General and administrative expense for the three months ended September 30, 2026 decreased by $0.8 million, or approximately 25%, compared to the same period in 2025, primarily attributable to lower personnel-related costs.
Depreciation and Amortization
Depreciation and amortization expense decreased by less than $0.1 million, or 7%, for the three months ended September 30, 2026, compared to the prior-year period. The decrease was primarily attributable to lower depreciation expense following the disposal of computer equipment, partially offset by higher amortization expense associated with internally developed software placed in service during the fourth quarter of 2025.
Other Income, Net
Interest expense remained less than $0.1 million for both the three months ended September 30, 2026 and 2025, primarily reflecting the repayment of the Company’s prior financing arrangement.
Other income, net, totaled $0.4 million during the three months ended September 30, 2026, a decrease of $0.1 million compared to the same period in 2025, primarily attributable to declining interest rates earned on investments of the Company's cash and cash equivalents.
Net Income (Loss)
Net loss for the three months ended September 30, 2026 was $0.4 million, compared to net income of $0.1 million for the same period in 2025. The change was primarily driven by lower revenue, partly offset by lower operating expenses, as discussed above.
Total Comprehensive Income (Loss)
Total comprehensive loss for the three months ended September 30, 2026 was $0.4 million compared to comprehensive income of $0.1 million for the same period in 2025. The changes to total comprehensive loss are primarily driven by an increase in net loss.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table sets forth a summary of our consolidated statements of operations and the change between the periods:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$18,575,859	$25,173,975	$(6,598,116)	(26)%

Costs and expenses:
Cost of revenue	11,126,221	12,940,561	(1,814,340)	(14)%
Sales and marketing	2,428,742	3,179,162	(750,420)	(24)%
General and administrative	7,608,452	8,842,379	(1,233,927)	(14)%
Depreciation and amortization	476,725	460,334	16,391	4%
Total costs and expenses	21,640,140	25,422,436	(3,782,296)	(15)%
Loss from operations	(3,064,281)	(248,461)	(2,815,820)	(1,133)%
Other income, net:
Interest Expense	(2,867)	(5,092)	2,225	(44)%
Other income, net	1,161,770	1,463,566	(301,796)	(21)%
Total other income, net	1,158,903	1,458,474	(299,571)	(21)%
Net income (loss) before income taxes	(1,905,378)	1,210,013	(3,115,391)	(257)%
Net income (loss)	$(1,905,378)	$1,210,013	$(3,115,391)	(257)%
Revenue
Revenue totaled $18.6 million for the nine months ended September 30, 2026, compared to $25.2 million for the same period in 2025, a decrease of $6.6 million, or 26%. The decline was primarily attributable to the runoff of legacy non-core SMB customer relationships following the Company's shift in go-to-market strategy, which accounted for approximately two-thirds of the year-over-year decrease. Revenue from the Company's largest enterprise customers also declined, primarily reflecting reduced campaign activity during the first half of 2026, although these accounts returned to year-over-year growth in the third quarter. Growth among other established enterprise customers and revenue from new enterprise customer wins partially offset these declines and helped offset the loss of several prior-year enterprise relationships.
Cost of Revenue
Cost of revenue totaled $11.1 million for the nine months ended September 30, 2026, compared to $12.9 million for the same period in 2025, a decrease of $1.8 million, or 14%. The decrease was primarily due to lower campaign activity than the prior-year period. Cost of revenue declined more slowly than revenue, reflecting higher internal delivery labor costs relative to revenue, as well as the impact of comparatively lower-margin revenue from a large enterprise customer, particularly during the third quarter.
Sales and Marketing
Sales and marketing expense for the nine months ended September 30, 2026, decreased by $0.8 million, or approximately 24%, compared to the same period in 2025, due primarily to lower personnel costs associated with a smaller sales and marketing workforce.
General and Administrative
General and administrative expense for the nine months ended September 30, 2026, decreased by $1.2 million, or approximately 14%, compared to the same period in 2025. The decrease was primarily due to lower personnel-related costs and increased capitalization of internal-use software development costs. These decreases were partially offset by higher severance expense associated with workforce reductions during the period.
Depreciation and Amortization
Depreciation and amortization expense increased by less than $0.1 million, or 4% for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to accelerated amortization recognized during the second quarter of 2026 related to two discontinued software features, as discussed in Note 4, along with higher amortization expense associated with internally developed software placed in service during the fourth quarter of 2025. These increases were partially offset by lower depreciation expense resulting from the disposal of certain computer equipment during 2026.
Other Income, Net
Interest expense remained less than $0.1 million for the nine months ended September 30, 2026 and September 30, 2025, reflecting the absence of significant outstanding borrowings during either period.
Other income, net totaled $1.2 million for the nine months ended September 30, 2026, compared to $1.5 million in the prior year period, primarily from declining interest rates earned on investments of the Company's cash and cash equivalents.
Net Income (Loss)
Net loss for the nine months ended September 30, 2026 was $1.9 million, compared to net income of $1.2 million for the same period in 2025. This $3.1 million decline in operating results was attributable to the changes in revenue and operating expenses discussed above.
Total Comprehensive Income (Loss)
Total comprehensive loss for the nine months ended September 30, 2026 was $1.9 million, compared to comprehensive income of $1.1 million for the same period in 2025. The changes to total comprehensive loss are primarily driven by an increase in net loss and a change in foreign currency translation adjustments.
Key Metric
We review the information provided by our key financial metric, Managed Services Bookings, to assess the progress of our business and make decisions on where to allocate our resources, including sales capacity, marketing investments, and product development. As our business evolves, we may change the key financial metrics in future periods.
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
We generally recognize revenue from our Managed Services contracts over time using an input method based on costs relative to total expected costs, as content and services are delivered. Historically, bookings converted to revenue over an average of approximately six months. As the Company entered into larger and more complex contracts, the average conversion period extended to approximately nine months, with the largest contracts taking longer to complete. More recently, the average time between bookings and revenue has improved to approximately seven months. Accordingly, while Managed Services Bookings is an indicator of overall business activity, it may not be predictive of revenue in any given period. The timing and amount of revenue recognized from bookings remain subject to campaign execution, customer cancellations or modifications after the period in which an order is booked, changes in campaign timing, contract size and complexity, and other factors.
We use the Managed Services Bookings metric to plan staffing, assess cohort trends that inform our go-to-market strategy, and guide product development efforts. Managed Services Bookings totaled $7.0 million for the three months ended September 30, 2026, compared to $3.6 million for the same period in 2025, an increase of 94%. For the nine months ended September 30, 2026, Managed Services Bookings totaled $17.8 million, compared to $16.7 million for the same period in 2025, an increase of 7%. The strong third-quarter performance reversed the year-over-year declines experienced during the first half of 2026, reflecting increased commitments from existing customers and new business wins, and brought year-to-date bookings above prior-year levels. Although these bookings indicate future campaign activity, the timing and amount of related revenue will depend on the execution of booked campaigns and the other factors described above, and bookings in any period may not result in a corresponding amount of revenue.
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
The following table sets forth a reconciliation from the GAAP measurement of net income (loss) to our non-GAAP financial measure of Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(443,940)	$147,745	$(1,905,378)	$1,210,013
Non-cash stock-based compensation	390,260	445,643	1,150,291	1,086,489
Non-cash stock issued for payment of services	89,999	89,995	270,008	269,991
Gain on disposal of equipment	(7,767)	—	(7,767)	—
Depreciation and amortization	139,906	150,740	476,725	460,334
Interest expense	32	1,654	2,867	5,092
Other income, net	(381,507)	(482,760)	(1,161,770)	(1,429,292)
Adjusted EBITDA	$(213,017)	$353,017	$(1,175,024)	$1,602,627

Revenue	$6,195,541	$8,072,380	$18,575,859	$25,173,975
Adjusted EBITDA as a % of Revenue	(3.4)%	4.4%	(6.3)%	6.4%
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
Cash and cash equivalents totaled $46.4 million as of September 30, 2026, as compared with $50.9 million as of December 31, 2025. The $4.4 million decrease was primarily attributable to cash used in operating activities, capitalized software development costs, and repurchases of the Company’s common stock under its share repurchase program.

	Nine Months Ended September 30,
	2026	2025
Net cash (used for)/provided by:
Operating activities	$(1,595,296)	$2,435,965
Investing activities	(879,347)	5,782,937
Financing activities	(1,944,844)	(1,316,934)
Effect of exchange rates on cash	(27,558)	(155,552)
Net increase (decrease) in cash and cash equivalents	$(4,447,045)	$6,746,416
Net cash used in operating activities was $1.6 million during the nine months ended September 30, 2026, compared to $2.4 million provided by operating activities during the same period in 2025. The year-over-year decrease primarily reflected lower revenue and changes in working capital, partially offset by lower operating expenses.
Net cash used in investing activities was $0.9 million during the nine months ended September 30, 2026, primarily related to capitalized software development costs.
Net cash used in financing activities during the nine months ended September 30, 2026 was $1.9 million, primarily driven by repurchases of the Company's common stock under its share repurchase program and payments on shares withheld to satisfy statutory tax obligations.
Long-Term Liquidity
We continue to manage operating expenses in line with our financial performance and expect to increase spending as revenue growth supports additional investment in our technology platform, business development activities, and working capital requirements. Based on our current operating plan, we believe our existing cash resources are sufficient to fund operations and planned investments beyond the next twelve months. We also continue to evaluate strategic growth opportunities, including potential acquisitions, which remain an important component of our long-term growth strategy. Depending on the size, timing, and structure of any future transaction, additional capital may be required. If needed, we may seek additional capital through equity, equity-linked securities, or debt financing.
Financial Condition and Outlook
Beginning in early 2025, we realigned our commercial model to focus on larger, recurring enterprise customers while reducing our emphasis on lower-value, project-based engagements. The transition away from legacy non-core customer relationships is now substantially complete, although it continued to affect year-over-year revenue comparisons through the third quarter of 2026.
Managed Services revenue decreased 26.2% for the nine months ended September 30, 2026, compared to the prior-year period, primarily reflecting the runoff of legacy non-core customers, along with reduced campaign activity among certain established enterprise customers. While revenue from our largest enterprise customers declined year-to-date, these relationships returned to year-over-year growth during the third quarter, supported by increased campaign activity.
Managed Services Bookings increased 94% year over year in the third quarter of 2026, reversing the first-half declines and bringing year-to-date bookings above prior-year levels. The improvement reflects increased commitments from existing enterprise customers and new business wins. Because Managed Services revenue is generally recognized over an average period of approximately seven months following contract execution, the improvement in bookings may not be immediately reflected in reported revenue.
Adjusted EBITDA was a loss of $1.2 million for the nine months ended September 30, 2026, compared to positive Adjusted EBITDA of $1.6 million in the prior-year period. The decrease was primarily attributable to lower revenue, partially offset by reductions in operating expenses.
We remain focused on strengthening relationships with our core enterprise customers, pursuing new business opportunities, and managing operating expenses in line with financial performance. Supported by improved bookings activity and anticipated campaign execution, we expect revenue to return to year-over-year growth in the fourth quarter of 2026, with sequential growth over the third quarter as well. Fourth-quarter revenue is also expected to benefit from seasonal customer spending patterns, which may not carry into subsequent quarters. Our cost structure reflects the workforce reductions and other cost management initiatives implemented during 2025 and 2026, providing greater flexibility as we respond to changing business conditions.
We believe our existing cash and cash equivalents are sufficient to fund our operating and strategic initiatives over the next twelve months. If additional capital is required, we may pursue financing alternatives, including equity, equity-linked securities, or debt, as appropriate.
Off-Balance Sheet Arrangements
The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2026.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our management concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
From time to time, we may become involved in lawsuits and various other legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such litigation that may arise from time to time that may harm our business. As of November 12, 2026, we are not party to any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
The following table sets forth the Company’s repurchases of its common stock during the quarter ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)(2)
July 2026	78,866	$3.52	78,866	$7,896,214
August 2026	94,012	3.16	94,012	7,599,602
September 2026	77,705	2.71	77,705	7,389,181
Total as of September 30, 2026	250,583	$3.13	250,583	$7,389,181
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
(2)     Represents the remaining dollar amount available for repurchase under the Repurchase Program as of the end of the applicable month.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. — OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The following materials from IZEA Worldwide, Inc.'s Quarterly Report for the period ended September 30, 2026 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flow, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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

IZEA Worldwide, Inc. a Nevada Corporation

November 12, 2026	By:	/s/ Patrick J. Venetucci
Patrick J. Venetucci Chief Executive Officer (Principal Executive Officer)

November 12, 2026	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer (Principal Financial and Accounting Officer)